Form 10-K
period 2005-12-31
METLIFE INC
filed 2006-02-28
CIK 1099219

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



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



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
   (Address and telephone number of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                      -----------------------------------------
               Common Stock, par value $0.01                         New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series A, par          New York Stock Exchange
                         value $0.01
 6.50% Non-Cumulative Preferred Stock, Series B, par value           New York Stock Exchange
                            $0.01
                 6.375% Common Equity Units                          New York Stock Exchange
                    5.875% Senior Notes                              New York Stock Exchange
                    5.375% Senior Notes                                Irish Stock Exchange
                     5.25% Senior Notes                                Irish Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

    Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [X]    No [ ]

    Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes [ ]    No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [X]                 Accelerated filer [ ]                  Non-accelerated filer [ ]

    Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [ ]    No [X]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $33 billion. As of February 24, 2006, 757,959,631 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART OF ITEM 10, ITEM 11, PART OF ITEM 12, AND ITEMS 13 AND 14 OF PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 25, 2006, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2005.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1.   Business....................................................      3
Item 1A.  Risk Factors................................................     27
Item 1B.  Unresolved Staff Comments...................................     42
Item 2.   Properties..................................................     42
Item 3.   Legal Proceedings...........................................     42
Item 4.   Submission of Matters to a Vote of Security Holders.........     51

                                   PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........     52
Item 6.   Selected Financial Data.....................................     54
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     58
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    138
Item 8.   Financial Statements and Supplementary Data.................    144
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    145
Item 9A.  Controls and Procedures.....................................    145
Item 9B.  Other Information...........................................    147

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    149
Item 11.  Executive Compensation......................................    149
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    149
Item 13.  Certain Relationships and Related Transactions..............    151
Item 14.  Principal Accountant Fees and Services......................    151

                                   PART IV
Item 15.  Exhibits and Financial Statement Schedules..................    152

SIGNATURES............................................................    153

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

                                     PART I

ITEM 1.  BUSINESS

     As used in this Form 10-K, "MetLife," the "Company," "we," "our" and "us" refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life").

     MetLife, Inc. is a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Through its subsidiaries and affiliates, MetLife, Inc. offers life insurance, annuities, automobile and homeowners insurance and retail banking services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America and Europe.

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

     - Focus on international operations

     - Maintain balanced focus on asset accumulation and protection products

     - Manage operating expenses commensurate with revenue growth

     - Further commitment to a diverse workplace

     MetLife is organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other. Revenues derived from any customer within each of these segments did not exceed 10% of consolidated revenues. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 18 of Notes to Consolidated Financial Statements.

     On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company ("TIC"), excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup's international insurance businesses (collectively, "Travelers"), for $12.0 billion. The results of Travelers' operations were included in the Company's consolidated financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry. Consideration paid by the Holding Company for the purchase consisted of approximately

$10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both the Company and Citigroup and interpretation of the provisions of the acquisition agreement by both parties. In addition to cash on-hand, the purchase price was financed through the issuance of common stock as described above, debt securities, common equity units and preferred shares.

INSTITUTIONAL

     The Company's Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. The Company has built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the United States.

     Group insurance products and services include group life insurance, non-medical health insurance products and related administrative services, as well as other benefits, such as employer-sponsored auto and homeowners insurance provided through the Auto & Home segment, critical illness insurance and prepaid legal services plans. Non-medical health insurance is comprised of products such as accidental death and dismemberment, long-term care, short- and long-term disability and dental insurance. The Company offers group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. Revenues applicable to these group insurance products and services were $13 billion in 2005, representing 29% of the Company's total revenues in 2005.

     The Company's retirement & savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small and mid-sized 401(k) and other defined contribution plans, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment of defined benefit and defined contribution plan assets. Revenues applicable to the Company's retirement & savings products were $6 billion in 2005, representing 13% of the Company's total revenues in 2005.

  MARKETING AND DISTRIBUTION

     Institutional markets its products and services through sales forces, comprised of MetLife employees, for both its group insurance and retirement & savings lines.

     The Company distributes its group insurance products and services through a regional sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other institutional customers or through an intermediary, such as a broker or a consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, the Company has increased its focus on communicating and marketing to such employees in order to further foster sales of those products. As of December 31, 2005, the group insurance sales channels had approximately 379 marketing representatives.

     The Company's retirement & savings organization markets retirement, savings, investment and payout annuity products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public pension plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

     The Company distributes retirement & savings products and services through dedicated sales teams and relationship managers located in 21 offices around the country. In addition, the retirement & savings organization works with the distribution channels in the Individual segment and in the group insurance area to better reach and service customers, brokers, consultants and other intermediaries.

     The Company has entered into several joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of institutional products and services. The Company also seeks to sell its institutional products and services through sponsoring organizations and affinity groups. For example, the Company is a preferred provider of long-term care products for the American Association of Retired

Persons and the National Long-Term Care Coalition, a group of some of the nation's largest employers. In addition, the Company, together with John Hancock Financial Services, Inc., a wholly-owned subsidiary of Manu life Financial, is a provider for the Federal Long-Term Care Insurance program. The program, available to most federal employees and their families, is the largest employer-sponsored long-term care insurance program in the country based on the number of enrollees.

  GROUP INSURANCE PRODUCTS AND SERVICES

     The Company's group insurance products and services include:

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

          Non-medical health. Non-medical health insurance consists of short and long-term disability, disability income, critical illness, long-term care, dental and accidental death and dismemberment coverages. The Company also sells excess risk and administrative services-only arrangements to some employers.

          Other products and services. Other products and services include employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal plans.

  RETIREMENT & SAVINGS PRODUCTS AND SERVICES

     The Company's retirement & savings products and services include:

          Guaranteed interest and stable value products. The Company offers guaranteed interest contracts ("GICs"), including separate account GICs, funding agreements and similar products.

          Accumulation and income products. The Company also sells fixed and variable annuity products, generally in connection with defined contribution plans, the termination of pension plans or the funding of structured settlements.

          Defined contribution plan services. The Company provides full service defined contribution programs to small- and mid-sized companies.

          Other retirement & savings products and services. Other retirement & savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plans on behalf of corporations and other institutions.

INDIVIDUAL

     The Company's Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and long-term care insurance products offered through the Institutional segment, investment products such as mutual funds, as well as other products offered by the Company's other businesses. Individual's principal distribution channels are the Agency Distribution Group and the Independent Distribution Group. Individual also distributes products through several additional affiliated distribution channels, including Walnut Street Securities, MetLife Resources, Tower Square Securities and Texas Life. In total, Individual had approximately 11,500 active sales representatives at December 31, 2005.

     The Company's broadly recognized brand names and strong distribution channels have allowed it to become the second largest provider of individual life insurance and annuities in the United States, with

$17 billion of total statutory individual life and annuity premiums and deposits through September 30, 2005, the latest period for which OneSource, a database that aggregates U.S. insurance company statutory financial statements, is available. According to research performed by the Life Insurance Marketing and Research Association ("LIMRA"), based on sales through December 31, 2005, the Company was the second largest issuer of individual variable life insurance in the United States and the largest issuer of all individual life insurance products in the United States. In addition, according to research done by LIMRA and based on new annuity deposits through December 31, 2005, the Company was the second largest annuity writer in the United States.

     During the period from 2001 to 2005, the Company's first year statutory deposits for life products increased at a compound annual growth rate of approximately 9%. Life deposits represented approximately 31% of total statutory premiums and deposits for Individual in 2005. During the same period from 2001 to 2005, the statutory deposits for annuity products increased at a compound annual growth rate of approximately 21%. Annuity deposits represented approximately 69% of total statutory premiums and deposits for Individual in 2005. Individual had $14 billion of total revenues, or 31% of the Company's total revenues in 2005.

  MARKETING AND DISTRIBUTION

     The Company's Individual segment targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. The Company has been successful in selling its products in various multicultural markets. Individual products are distributed nationwide through multiple channels, with the primary distribution systems being the Agency Distribution Group and the Independent Distribution Group.

     Agency Distribution Group. The Agency Distribution Group is comprised of two channels, the MetLife Distribution Channel, a career agency system, and the New England Financial Distribution Channel, a general agency system.

          MetLife Distribution Channel. The MetLife Distribution Channel had 5,804 agents under contract in 109 agencies at December 31, 2005. The career agency sales force focuses on the large middle-income and affluent markets, including multicultural markets. The Company supports its efforts in multicultural markets through targeted advertising, specially trained agents and sales literature written in various languages. Multicultural markets represented 33% of the MetLife Distribution Channel's individual life sales in 2005. The average face amount of a life insurance policy sold through the MetLife Distribution Channel in 2005 was approximately $290,000.

          Agents in the career agency system are full-time MetLife common law and/or statutory employees who are compensated primarily based upon sales which is in compliance with the limitations imposed by New York State Insurance Law Section 4228. These career agents are also eligible to receive certain benefits. Agents in the career agency system are not authorized to sell other insurers' products without the Company's approval. At December 31, 2005, 92% of the agents in the career agency sales force were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

          From 2004 through 2005, the number of agents under contract in the MetLife Distribution Channel's career agency sales force increased from 5,597 to 5,804. The increase in the number of agents is due to improving retention, which in-turn drives increased productivity. From 2001 through 2005, the career agency system increased productivity, with net sales credits per agent, an industry measure for agent productivity, growing at a compound annual rate of 5%.

          New England Financial Distribution Channel. The New England Financial Distribution Channel targets high net-worth individuals, owners of small businesses and executives of small- to medium-sized companies. The average face amount of a life insurance policy sold through the New England Financial Distribution Channel in 2005 was approximately $520,000.

          At December 31, 2005, the New England Financial Distribution Channel included 49 general agencies providing support to 2,006 agents and a network of independent brokers throughout the United

     States. The compensation of agents who are independent contractors and general agents who have exclusive contracts with New England Financial is based on sales, although general agents are also provided with an allowance for benefits and other expenses. At December 31, 2005, 93% of New England Financial's agents were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

     Independent Distribution Group. During 2005, the Independent Distribution Group was expanded to include Travelers distribution, as well as General American Financial and the MetLife Investors Group. Within the Independent Distribution Group there are three distribution channels, including the Coverage and Point of Sale models for risk-based products, and the Annuity model for accumulation-based products. Both the Coverage and Point of Sale models sell universal life, variable universal life, traditional life, long-term care and disability income products. The Annuity model sells both fixed and variable annuities, as well as income annuities. Management of the Company intends to continue to grow existing distribution relationships and acquire new relationships in the Coverage, Point of Sale and Annuity Models by capitalizing on an experienced management team, leveraging the MetLife brand and resources, and developing high service, low cost operations while continuing the distribution of other MetLife products.

          Coverage Model. The Coverage wholesalers sell universal life, variable universal life, traditional life, long-term care and disability insurance products and related financial services to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. These agencies and individuals are independent contractors who are generally responsible for the expenses of operating their agencies, including office and overhead expenses, and the recruiting, selection, contracting, training, and development of agents and brokers in their agencies. The wholesalers direct sales and recruiting efforts from a nationwide network of regional offices. As of December 31, 2005, there were 34 regional Coverage wholesalers.

          Point of Sale Model. The Point of Sale wholesalers sell universal life, variable universal life, traditional life, long-term care and disability income products through financial intermediaries, including regional broker/dealers, brokerage firms, financial planners and banks. As of December 31, 2005, there were 57 regional Point of Sale wholesalers.

          Annuity Model. The Annuity wholesalers sell individual fixed and variable annuities, as well as income annuity products through financial intermediaries, including regional broker/dealers, New York Stock Exchange brokerage firms, financial planners and banks. As of December 31, 2005, there were 138 regional Annuity wholesalers.

     Additional distribution channels. The Individual segment also distributes the Company's individual insurance and investment products through several additional affiliated distribution channels, including Walnut Street Securities, MetLife Resources, Tower Square Securities and Texas Life.

          Walnut Street Securities. Walnut Street Securities, Inc., a subsidiary of MetLife, Inc., is an affiliated broker/dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 1,047 independent registered representatives.

          MetLife Resources. MetLife Resources, a division of MetLife, markets retirement, annuity and other financial products on a national basis through 794 agents and independent brokers. MetLife Resources targets the nonprofit, educational and healthcare markets.

          Tower Square Securities. Tower Square Securities, Inc., a subsidiary of MetLife, Inc., is an affiliated broker/dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 629 independent registered representatives.

          Texas Life. Texas Life Insurance Company, a subsidiary of MetLife, Inc., markets whole life and universal life insurance products under the Texas Life name through approximately 1,330 active independent insurance brokers. These brokers are independent contractors who sell insurance for Texas Life on a nonexclusive basis. A number of MetLife career agents also market Texas Life products. Texas

     Life sells universal life insurance policies with low cash values that are marketed through the use of brochures, as well as payroll deduction life insurance products.

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

     The Company continually reviews and updates its products. It has introduced new products and features designed to increase the competitiveness of its portfolio and the flexibility of its products to meet the broad range of asset accumulation, life-cycle protection and distribution needs of its customers. Some of these updates have included new universal life policies and updated variable universal life products.

     Variable life. Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate accounts or directed to the Company's general account. In the separate accounts, the policyholder bears the entire risk of the investment results. The Company collects specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder's account. In some instances, third-party money management firms manage investment accounts that support variable insurance products. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

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

     The Company's long-term care insurance provides a fixed benefit for certain costs associated with nursing home care and other services that may be provided to individuals unable to perform certain activities of daily living.

     In addition to these products, the Company's Individual segment supports a group of low face amount life insurance policies, known as industrial policies, that its agents sold until 1964.

  ANNUITIES AND INVESTMENT PRODUCTS

     The Company offers a variety of individual annuities and investment products, including variable and fixed annuities, and mutual funds and securities.

     Variable annuities. The Company offers variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company's general account and are credited with interest at rates the Company determines, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged.

     Fixed annuities. Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the general account and are credited with interest at rates the Company determines, subject to certain minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to ten years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

     Mutual funds and securities. The Company, through its broker-dealer affiliates, offers a full range of mutual funds and other securities products.

AUTO & HOME

     Auto & Home, operating through Metropolitan Property and Casualty Insurance Company ("MPC") and its subsidiaries, offers personal lines property and casualty insurance directly to employees at their employer's worksite, as well as through a variety of retail distribution channels, including the Agency Distribution Group, independent agents, property and casualty specialists and direct response marketing. Auto & Home primarily sells auto insurance, which represented 72.9% of Auto & Home's total net premiums earned in 2005, and homeowners insurance, which represented 27.1% of Auto & Home's total net premiums earned in 2005.

  PRODUCTS

     Auto & Home's insurance products include:

     - auto, including both standard and non-standard private passenger;

     - homeowners, renters, condominium and dwelling; and

     - other personal lines, including personal excess liability (protection against losses in excess of amounts covered by other liability insurance policies), recreational vehicles and boat owners.

     Auto coverages. Auto insurance policies include coverages for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverages such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive coverages. Auto & Home also offers non-standard auto insurance, which accounted for approximately $63 million in net premiums earned in 2005 and represented approximately 3.0% of total auto net premiums earned in 2005.

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

  MARKETING AND DISTRIBUTION

     Personal lines auto and homeowners insurance products are directly marketed to employees at their employer's worksite. Auto & Home products are also marketed and sold by the Agency Distribution Group, independent agents, property and casualty specialists and through a direct response channel.

  EMPLOYER WORKSITE PROGRAMS

     Auto & Home is a leading provider of auto and homeowners products offered to employees at their employer's worksite. Net premiums earned through this distribution channel grew at a compound annual rate of 7.7%, from $734 million in 2001 to $986 million in 2005. At December 31, 2005, approximately 1,900 employers offered MetLife Auto & Home products to their employees.

     Institutional marketing representatives market the Auto & Home program to employers through a variety of means, including broker referrals and cross-selling to MetLife group customers. Once permitted by the employer, MetLife commences marketing efforts to employees. Employees who are interested in the auto and homeowners products can call a toll-free number to request a quote, to purchase coverage and to request payroll deduction over the telephone. Auto & Home has also developed proprietary software that permits an employee in most states to obtain a quote for auto insurance through Auto & Home's Internet website.

  RETAIL DISTRIBUTION CHANNELS

     The Company markets and sells Auto & Home products through the Agency Distribution Group, independent agents, property and casualty specialists and through a direct response channel. In recent years, the Company has increased its use of independent agents and property and casualty specialists to sell these products.

     Agency Distribution Group career agency system. The Agency Distribution Group career agency system has approximately 1,500 agents that sell Auto & Home insurance products.

     Independent agencies. At December 31, 2005, Auto & Home maintained contracts with more than 3,900 agencies and brokers.

     Property and casualty specialists. Auto & Home has 682 specialists located in 35 states. Auto & Home's strategy is to utilize property and casualty specialists, who are Auto & Home employees, in geographic markets that are underserved by MetLife career agents.

     Other distribution channels. Auto & Home also utilizes a direct response marketing channel which permits sales to be generated through sources such as target mailings, career agent referrals and the Internet.

     In 2005, Auto & Home's business was mostly concentrated in the following states, as measured by net premiums earned: New York $385 million, or 13.2%; Massachusetts $367 million, or 12.6%; Illinois $200 million, or 6.9%; Florida $187 million, or 6.4%; Connecticut $131 million, or 4.5%; and Minnesota $121 million, or 4.2%.

  CLAIMS

     Auto & Home's claims department includes approximately 2,200 employees located in Auto & Home's Warwick, Rhode Island home office, 12 field claim offices, six in-house counsel offices, drive-in inspection sites and other sites throughout the United States. These employees include claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 700,000 claims annually, principally by telephone.

INTERNATIONAL

     International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America region, the Asia Pacific region and Europe. The Company operates in international markets through subsidiaries and joint ventures. The acquisition of Travelers added operations in the following new markets:
Australia, Belgium, Japan, Poland and the United Kingdom, as well as operations in Argentina, Brazil, Hong Kong, Japan and China. See "Quantitative and Qualitative Disclosures About Market Risk."

  LATIN AMERICA

     The Company operates in the Latin America region in the following countries: Mexico, Chile, Brazil, Argentina and Uruguay. The operations in Mexico and Chile represented approximately 85% of the total premiums and fees in this region for the year ended December 31, 2005. The Mexican operation is the leading life insurance company in both the individual and group businesses in Mexico. The Chilean operation is the third largest annuity company in Chile, based on market share. The Chilean operation also offers individual life insurance and group insurance products.

  ASIA PACIFIC

     The Company operates in the Asia Pacific region in the following countries:
South Korea, Taiwan, Australia, Japan, Hong Kong and China. The operations in South Korea and Taiwan represented approximately 91% of the total premiums and fees in this region for the year ended December 31, 2005. The South Korean operation offers individual life insurance, annuities, retirement & savings and non-medical health products, as well as group life and retirement products. The Taiwanese operation offers individual life, accident and health, and personal travel insurance products, annuities, as well as group life and group accident and health insurance products.

  EUROPE

     The Company operates in Europe in the following countries: United Kingdom, Belgium and Poland. The results of the Company's operations in India are also included in this region. The operations in United Kingdom and Belgium represented approximately 75% of the total premiums and fees in this region for the year ended December 31, 2005. The United Kingdom operation underwrites risk in its home market and 12 other countries across Europe, offering credit insurance and personal accident coverage. The Belgian operation offers credit insurance, endowment insurance and group insurance.

REINSURANCE

     The Company's Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated ("RGA"), a publicly traded company (NYSE: RGA). On December 12, 2005,

RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and is purchasing the shares in the open market over the subsequent few months to return to the lenders. RGA will either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company's ownership percentage of RGA to approximately to 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

     RGA's operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, China, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

     In addition to its life reinsurance business, RGA provides reinsurance of asset-intensive products, critical illness and financial reinsurance. RGA and its predecessor, the reinsurance division of General American Life Insurance Company ("General American"), have been engaged in the business of life reinsurance since 1973. As of December 31, 2005, RGA had approximately $16.2 billion and $1.7 trillion in consolidated assets and worldwide life reinsurance in-force, respectively.

  RGA'S PRODUCTS AND SERVICES

     RGA's operational segments are segregated primarily by geographic region:
United States, Canada, Asia Pacific and Europe & South Africa, as well as Corporate & Other. The U.S. operations, which represented 63% of RGA's 2005 net premiums, provide traditional life, asset-intensive products and financial reinsurance to domestic clients. Traditional life reinsurance involves RGA indemnifying another insurance company for all or a portion of the insurance risk, primarily mortality risk, it has written. Asset-intensive products primarily include the reinsurance of corporate-owned life insurance ("COLI") and annuities. Financial reinsurance involves assisting RGA's clients (other insurance companies) in managing their regulatory capital or in achieving other financial goals. The Canadian operations, which represented 9% of RGA's 2005 net premiums, primarily provide insurers with traditional life reinsurance. The Asia Pacific and Europe & South Africa operations, which represented, collectively, 28% of RGA's 2005 net premiums, provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. Traditional life reinsurance pays upon the death of the insured and critical illness coverage pays on the earlier of death or diagnosis of a pre-defined illness.

CORPORATE & OTHER

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, National Association ("MetLife Bank" or "MetLife Bank, N.A."), a national bank, and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions.

POLICYHOLDER LIABILITIES

     The Company establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when an annuitant takes income, a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. The Company computes the amounts for actuarial liabilities reported in its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     The liability for future policy benefits for participating traditional life insurance is the net level reserve using the policy's guaranteed mortality rates and the dividend fund interest rate or nonforfeiture interest rate, as applicable. The Company amortizes deferred policy acquisition costs ("DAC") in relation to the product's estimated gross margins.

     In establishing actuarial liabilities for certain other insurance contracts, the Company distinguishes between short duration and long duration contracts. Short duration contracts generally arise from the property and casualty business. The actuarial liability for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending and approved claims as of the valuation date. Long duration contracts consist of (i) guaranteed renewable term life; (ii) non-participating whole life; (iii) individual disability; (iv) group life, dental and disability; and (v) long-term care contracts. The Company determines actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation for these policies. Where they exist, the Company amortizes DAC, including value of business acquired ("VOBA"), in relation to the associated gross margins or premium.

     Liabilities for investment-type and universal life-type products primarily consist of policyholders' account balances. Investment-type products include individual annuity contracts in the accumulation phase and certain group pension contracts that have limited or no mortality risk. Universal life-type products consist of universal and variable life contracts and contain group pension contracts. For universal life-type contracts with front-end loads, the Company defers the charge and amortizes the unearned revenue using the product's estimated gross profits. The Company amortizes DAC on investment-type and universal life-type contracts in relation to estimated gross profits.

     Limited pay contracts primarily consist of single premium immediate individual annuities, structured settlement annuities and certain group pension annuities. Actuarial liabilities for limited pay contracts are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, the Company also defers the excess of the gross premium over the net premium and recognizes such excess into income in a constant relationship with insurance in force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts. The Company amortizes DAC for limited pay contracts over the premium payment period.

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

     For the Auto & Home segment, the Company deducts estimated amounts of salvage and subrogation from unpaid losses and loss adjustment expenses. Implicit in all these estimates are underlying assumptions about rates of inflation because the Company determines all estimates using expected amounts to be paid. The Company derives estimates for the development of reported claims and for incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business. The Company anticipates ultimate recoveries from salvage and subrogation principally on the basis of historical recovery patterns. The Company calculates and records a single best estimate liability, in conformance with GAAP, for reported losses and for incurred but not reported losses. The Company aggregates these estimates to form the liability recorded in the consolidated balance sheets.

     Pursuant to state insurance laws, the Holding Company's insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

     The New York Insurance Law and regulations require certain MetLife entities to submit to the New York Superintendent of Insurance (the "Superintendent") or other state insurance departments, with each annual report, an opinion and memorandum of a "qualified actuary" that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See "-- Regulation -- Insurance Regulation -- Policy and contract reserve sufficiency analysis."

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of its actuarial liabilities, the Company cannot precisely determine the amounts that it will ultimately pay with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

     However, the Company believes its actuarial liabilities for future benefits are adequate to cover the ultimate benefits required to be paid to policyholders. The Company periodically reviews its estimates of actuarial liabilities for future benefits and compares them with its actual experience. The Company revises estimates, to the extent permitted or required under GAAP, if it determines that future expected experience differs from assumptions used in the development of actuarial liabilities.

     The Company has experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism that may have an adverse impact on its business, results of operations and financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards) and fires. Due to their nature, the Company cannot predict the incidence, timing, severity or amount of catastrophes and acts of terrorism, but the Company makes broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.

UNDERWRITING AND PRICING

  INSTITUTIONAL AND INDIVIDUAL

     The Company's underwriting for the Institutional and Individual segments involves an evaluation of applications for life, disability, dental, critical illness, retirement & savings, and long-term care insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that the Company is willing to accept. The Company employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

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

     Unique to the Institutional segment's pricing is experience rating. The Company employs both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the period of time in question.

     The Company continually reviews its underwriting and pricing guidelines so that its policies remain competitive and supportive of its marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that the Company's underwriting and pricing guidelines are appropriate.

  AUTO & HOME

     Auto & Home's underwriting function has six principal aspects:

     - evaluating potential worksite marketing employer accounts and independent agencies;

     - establishing guidelines for the binding of risks by agents with binding authority;

     - reviewing coverage bound by agents;

     - underwriting potential insureds, on a case by case basis, presented by agents outside the scope of their binding authority;

     - pursuing information necessary in certain cases to enable Auto & Home to issue a policy within the Company's guidelines; and

     - ensuring that renewal policies continue to be written at rates commensurate with risk.

     Subject to very few exceptions, agents in each of Auto & Home's distribution channels, as well as in the Company's Institutional segment, have binding authority for risks which fall within Auto & Home's published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, Auto & Home generally has the right within a specified period (usually the first 60 days) to cancel any policy.

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

     The major pricing variables for personal lines insurance include characteristics of the insured property, such as age, make and model or construction type, characteristics of insureds, such as driving record and loss experience, and the insured's personal financial management. Auto & Home's ability to set and change rates is subject to regulatory oversight.

     As a condition of the Company's license to do business in each state, Auto & Home, like all other automobile insurers, is required to write or share the cost of private passenger automobile insurance for higher risk individuals who would otherwise be unable to obtain such insurance. This "involuntary" market, also called the "shared market," is governed by the applicable laws and regulations of each state, and policies written in this market are generally written at rates higher than standard rates.

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

REINSURANCE ACTIVITY

     In addition to the activity of the Reinsurance segment, the Company cedes premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by the Company depends on its evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverages. The Company also cedes first dollar mortality risk under certain contracts. The Company obtains reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so.

     Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse the Company for the ceded amount in the event the claim is paid. However, the Company remains liable to its policyholders with respect to ceded insurance if any reinsurer fails to meet the obligations assumed by it. Since it bears the risk of nonpayment by one or more of its reinsurers, the Company cedes reinsurance to well-capitalized, highly rated reinsurers.

  INDIVIDUAL

     The Company's life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company has historically reinsured the mortality risk on new life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, the Company reinsured up to 90% of the mortality risk for all new individual life insurance policies that it wrote through its various franchises. This practice was initiated by the different franchises for different products starting at various points in time between 1992 and 2000. During 2005, the Company changed its retention practices for individual life insurance. Amounts reinsured in prior years remain reinsured under the original reinsurance; however, under the new retention guidelines, the Company reinsures up to 90% of the mortality risk in excess of $1 million for most new life insurance policies that it writes through its various franchises and for certain individual life policies the retention limits remained unchanged. On a case by case basis, the Company may retain up to $25 million per life on single life policies and $30 million per life on survivorship policies and reinsure 100% of amounts in excess of the Company's retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. In addition, the Company reinsures a significant portion of the mortality risk on its universal life policies issued since 1983. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

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

     The Company had also protected itself through the purchase of combination risk coverage. This reinsurance coverage pooled risks from several lines of business and included individual and group life claims in excess of $2 million per policy, as well as excess property and casualty losses, among others. This combination risk coverage was commuted during 2005.

     The Company reinsures its business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contracts. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

  AUTO & HOME

     Auto & Home purchases reinsurance to control the Company's exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. Auto & Home cedes to reinsurers a portion of risks and pays premiums based upon the risk and exposure of the policy subject to reinsurance.

     To control the Company's exposure to large property and casualty losses, Auto & Home utilizes property catastrophe, casualty, and property per risk excess of loss agreements.

REGULATION

  INSURANCE REGULATION

     Metropolitan Life is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. Each of MetLife's other insurance subsidiaries is licensed and regulated in all U.S. and international jurisdictions where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. The New York Insurance Law limits both the amounts of agent compensation throughout the U.S., as well as the sales commissions and certain other marketing expenses that may be incurred in connection with the sale of life insurance policies and annuity contracts.

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

     The National Association of Insurance Commissioners ("NAIC") has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The New York State Department of Insurance (the "Department"), Metropolitan Life's principal insurance regulator, has not received its accreditation as a result of the New York legislature's failure to adopt certain model NAIC laws. The Company does not believe that the absence of this accreditation will have a significant impact upon its ability to conduct its insurance businesses.

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

     Statutory insurance examination. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. For the three-year period ended December 31, 2005, MetLife, Inc. has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.

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

     Policy and contract reserve sufficiency analysis. Annually, the Holding Company's U.S. insurance subsidiaries are required to conduct an analysis of the sufficiency of all life and health insurance and annuity statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, the Holding Company's insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

     Surplus and capital. The Holding Company's U.S. insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See "-- Risk-based capital."

     Risk-based capital ("RBC"). Each of the Holding Company's U.S. insurance subsidiaries is subject to certain RBC requirements. At December 31, 2005, the total adjusted capital of each of these insurance subsidiaries was in excess of each of the required levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company -- Capital."

     The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of the Holding Company's insurance subsidiaries.

     Regulation of investments. Each of the Holding Company's U.S. insurance subsidiaries is subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by each of its insurance subsidiaries complied with such regulations at December 31, 2005.

     Federal initiatives. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including the repeal of the federal estate tax, tax benefits associated with COLI, and the creation of tax advantaged or tax exempt savings accounts that would favor short-term savings over long-term savings. In addition, a bill reforming asbestos litigation may be voted on by the Senate in 2006. The Company cannot predict whether these initiatives will be adopted as proposed, or what impact, if any, such proposals may have on the Company's business, results of operations or financial condition.

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

  BROKER/DEALER AND SECURITIES REGULATION

     Some of the Holding Company's subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (the "SEC"). These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended. Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended, and are members of, and subject to, regulation by the NASD. Further, some of the Company's subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended, and are also registered as investment advisers in various states, as applicable.

     Other Holding Company subsidiaries are pooled investment vehicles that are exempt from registration under the Securities Act of 1933, as amended, and the Investment Company Act of 1940, as amended, but may be subject to certain other provisions of the federal securities laws. In addition, certain variable contract separate accounts sponsored by the Holding Company's subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.

     Federal and state securities regulatory authorities and the NASD from time to time make inquiries and conduct examinations regarding compliance by the Holding Company and its subsidiaries with securities and other laws and regulations. The Company cooperates with such inquiries and examinations and takes corrective action when warranted.

     Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. The Company may also be subject to similar laws and regulations in the foreign countries in which it provides investment advisory services, offers products similar to those described above, or conducts other activities.

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

     Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2005, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

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

COMPETITION

     The Company's management believes that competition faced by its business segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, ebusiness capabilities and name recognition. It competes with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker/dealers and asset managers, for individual consumers, employer and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

     The Company must attract and retain productive sales representatives to sell its insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. The Company competes with other insurers for sales representatives primarily on the basis of its financial position, support services and compensation and product features. See "-- Individual -- Marketing and Distribution." The Company continues to undertake several initiatives to grow its career agency force while continuing to enhance the efficiency and production of the existing sales force. The Company cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and the Company's results of operations and financial position could be materially adversely affected if it is unsuccessful in attracting and retaining agents.

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

     The U.S. Congress periodically considers reforms to the nation's health care system. While the Company offers non-medical health insurance products (such as group dental insurance, long-term care and disability insurance), it generally does not offer medical indemnity products or managed care products, and, accordingly, it does not expect to be directly affected by such proposals to any significant degree. However, the uncertain environment resulting from health care reform could cause group health insurance providers to enter some of the markets in which the Company does business, thereby increasing competition. Increasing healthcare costs are causing consumers to seek alternative financial protection products. As a result, the Company has entered the fixed benefit critical illness insurance marketplace. Changes to the health care system may make this market more or less attractive in the future.

COMPANY RATINGS

     Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its policyholder financial obligations. Credit ratings represent the opinions of rating agencies regarding an issuer's ability to repay its indebtedness. The Company's insurer financial strength ratings and credit ratings as of the date of this filing are listed in the tables below:

  INSURER FINANCIAL STRENGTH RATINGS

                                                                                  MOODY'S
                                           A.M. BEST            FITCH            INVESTORS          STANDARD &
                                           COMPANY(1)         RATINGS(2)         SERVICE(3)         POOR'S(4)
                                           ----------         ----------         ----------         ----------
First MetLife Investors Insurance
  Company................................      A+        (5)     N/R        --      N/R        --        AA       (6)
General American Life Insurance
  Company................................      A+        (5)      AA        (5)     Aa2        (6)       AA       (6)
MetLife Investors Insurance Company......      A+        (5)      AA        (5)     Aa2        (6)       AA       (6)
MetLife Investors Insurance Company of
  California.............................      A+        (5)     N/R        --      N/R        --        AA       (6)
MetLife Investors USA Insurance
  Company................................      A+        (5)      AA        (5)     Aa3        (6)       AA       (6)
Metropolitan Casualty Insurance
  Company................................       A        (5)     N/R        --      N/R        --       N/R       --
Metropolitan Direct Property and Casualty
  Insurance Company......................       A        (5)     N/R        --      N/R        --       N/R       --
Metropolitan General Insurance Company...       A        (5)     N/R        --      N/R        --       N/R       --
Metropolitan Group Property & Casualty
  Insurance Company......................       A        (5)     N/R        --      N/R        --       N/R       --
Metropolitan Life Insurance Company......      A+        (5)      AA        (5)     Aa2        (6)       AA       (6)
Metropolitan Life Insurance Company
  (Short Term Rating)....................     N/R        --      N/R        --      P-1        (5)     A-1+       (5)
Metropolitan Lloyds Insurance Company of
  Texas..................................       A        (5)     N/R        --      N/R        --       N/R       --
Metropolitan Property and Casualty
  Insurance Company......................       A        (5)     N/R        --      Aa3        (6)      N/R       --
Metropolitan Tower Life Insurance
  Company................................      A+        (5)     N/R        --      Aa3        (6)      N/R       --
New England Life Insurance Company.......      A+        (5)      AA        (5)     Aa2        (6)       AA       (6)
Paragon Life Insurance Company...........      A+        (5)      AA        (5)     N/R        --        AA       (6)
RGA Reinsurance Company..................      A+        (6)     AA-        (5)      A1        (5)      AA-       (6)
RGA Life Reinsurance Company of Canada...     N/R        --      N/R        --      N/R        --       AA-       (6)
Texas Life Insurance Company.............       A        (5)     N/R        --      N/R        --       N/R       --
The Travelers Insurance Company..........      A+        (5)      AA        (5)     Aa2        (6)       AA       (6)
The Travelers Insurance Company (Short
  Term Rating)...........................      NR        --       NR        --      P-1        (5)       NR       --
The Travelers Life and Annuity Company...      A+        (5)      AA        (5)     Aa2        (6)       AA       (6)

  CREDIT RATINGS

                                                                                 MOODY'S
                                          A.M. BEST            FITCH            INVESTORS          STANDARD &
                                          COMPANY(1)         RATINGS(2)         SERVICE(3)         POOR'S(4)
                                          ----------         ----------         ----------         ----------
GenAmerica Capital I (Preferred
  Stock)................................       N/R      --        A-       (5)       A3       (6)     BBB+       (6)
General American Life Insurance Company
  (Surplus Notes).......................        a+      (6)      N/R       --        A1       (6)       A+       (6)
MetLife Capital Trust II (Preferred
  Stock)................................        a-      (6)       A-       (5)       A3       (6)     BBB+       (6)
MetLife Capital Trust III (Preferred
  Stock)................................        a-      (6)       A-       (5)       A3       (6)     BBB+       (6)
MetLife Funding, Inc. (Commercial
  Paper)................................    AMB-1+      (6)      F1+       (5)      P-1       (5)     A-1+       (5)
MetLife, Inc. (Commercial Paper)........     AMB-1      (6)       F1       (5)      P-1       (6)      A-1       (5)
MetLife, Inc. (Senior Unsecured)........         a      (6)        A       (5)       A2       (6)        A       (6)
MetLife, Inc. (Subordinated Debt).......        a-      (6)      N/R       --        A3       (6)      N/R       --
MetLife, Inc. (Preferred Stock).........      bbb+      (6)       A-       (5)     Baa1       (6)     BBB+       (6)
MetLife, Inc. (Noncumulative Perpetual
  Preferred Stock)......................      bbb+      (6)       A-       (5)     Baa1       (6)      BBB       (6)
Metropolitan Life Insurance Company
  (Surplus Notes).......................        a+      (6)       A+       (5)       A1       (6)       A+       (6)
Reinsurance Group of America,
  Incorporated (Senior Unsecured).......        a-      (6)       A-       (5)     Baa1       (5)       A-       (6)
Reinsurance Group of America,
  Incorporated (Junior Subordinated)....       bbb      (6)     BBB+       (5)     Baa3       (5)     BBB-       (6)
RGA Capital Trust I (Preferred Stock)...      bbb+      (6)     BBB+       (5)     Baa2       (5)      BBB       (6)

---------------

(1) A.M. Best Company ("Best") insurer financial strength ratings range from "A++ (superior)" to "F (in liquidation)." Ratings of "A+" and "A" are in the "superior" and "excellent" categories, respectively.

    Best's long-term credit ratings range from "aaa (exceptional)" to "d (in default)." A "+" or "--" may be appended to ratings from "aa" to "ccc" to indicate relative position within a category. Ratings of "a" and "bbb" are in the "strong" and "adequate" categories.

    Best's short-term credit ratings range from "AMB-1+ (strongest)" to "d (in default)."

(2) Fitch Ratings ("Fitch") insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)." A "+" or "--" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "AA" is in the "very strong" category.

    Fitch long-term credit ratings range from "AAA (highest credit quality)," to "D (default)." A "+" or "--" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. Ratings of "A" and "BBB" are in the "high" and "good" categories, respectively.

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

(4) Standard & Poor's ("S&P") long term insurer financial strength ratings range from "AAA (extremely strong)" to "R (regulatory action)." A "+" or "--" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "AA" is in the "very strong" category.

    S&P short-term insurer financial strength ratings range from "A-1+ (extremely strong)" to "R (regulatory action)."

    S&P long-term credit ratings range from "AAA (extremely strong)" to "D (payment default)." A "+" or "--" may be appended to ratings from "AA" to "CCC" to indicate relative position within a category. A rating of "A" is in the "strong" category. A rating of "BBB" has adequate protection parameters and is considered investment grade.

    S&P short-term credit ratings range from "A-1+ (extremely strong)" to "D (payment default)." A rating of "A-1" is in the "strong" category.

(5) Outlook is "stable"

(6) Outlook is "negative"

N/R indicates not rated.

  RATING STABILITY INDICATORS

     Rating agencies use an "outlook statement" of "positive," "stable" or "negative" to indicate a medium-or long-term trend in credit fundamentals which, if continued, may lead to a rating change. These factors may be internal to the issuer, such as a changing profitability profile, or may be brought about by changes in the industry's landscape through new competition, regulation or technological transformation. A rating may have a "stable" outlook to indicate that the rating is not expected to change. A "stable" rating does not preclude a rating agency from changing a rating at any time, without notice.

     The foregoing insurer financial strength ratings reflect each rating agency's opinion of Metropolitan Life and the Holding Company's other insurance subsidiaries' financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms, and are not evaluations directed toward the protection of the Holding Company's securityholders. Credit ratings are opinions of each agency with respect to specific securities and contractual financial obligations and the issuer's ability and willingness to meet those obligations when due. Neither insurer financial strength nor credit ratings are statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

     A ratings downgrade (or the potential for such a downgrade) of Metropolitan Life or any of the Holding Company's other insurance subsidiaries could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker/dealers, banks, agents, wholesalers and other distributors of the Company's products and services, negatively impact new sales, and adversely affect the Company's ability to compete and thereby have a material adverse effect on its business, results of operations and financial condition.

EMPLOYEES

     At December 31, 2005, the Company employed approximately 65,500 employees. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the executive officers of MetLife, Inc. and Metropolitan Life:

     ROBERT H. BENMOSCHE, age 61, has been Chairman of the Board and Chief Executive Officer of MetLife, Inc. since September 1999. He also served as President of MetLife, Inc. from September 1999 to June 2004. He has been Chairman of the Board and Chief Executive Officer of Metropolitan Life since July 1998, President of Metropolitan Life from November 1997 to June 2004, Chief Operating Officer from November 1997 to June 1998, and Executive Vice President from September 1995 to October 1997. Previously, he was

Executive Vice President of PaineWebber Group Incorporated, a full service securities and commodities firm, from 1989 to 1995.(1)

     C. ROBERT HENRIKSON, age 58, has been President and Chief Operating Officer of MetLife, Inc. and Metropolitan Life since June 2004. Previously, he was President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. and Metropolitan Life from July 2002 to June 2004. He served as President of Institutional Business of MetLife, Inc. from September 1999 to July 2002 and President of Institutional Business of Metropolitan Life from May 1999 through June 2002. He was Senior Executive Vice President, Institutional Business, of Metropolitan Life from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of MetLife Inc., Metropolitan Life, MetLife Bank, N.A., The Travelers Insurance Company and The Travelers Life and Annuity Company.(2)

     STEVEN A. KANDARIAN, age 53, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. and Metropolitan Life since April 2005. Previously, he was the executive director of the Pension Benefit Guaranty Corporation ("PBGC") from 2001 to 2004. Before joining PBGC, Mr. Kandarian was founder and managing partner of Orion Partners, LP, where he managed a private equity fund specializing in venture capital and corporate acquisitions for eight years.

     LELAND C. LAUNER, JR., age 50, has been President, Institutional Business, of MetLife, Inc. and Metropolitan Life since March 2005. Previously he was Executive Vice President and Chief Investment Officer of MetLife, Inc. and Metropolitan Life from July 2003 to March 2005, and a Senior Vice President of Metropolitan Life for more than five years. Mr. Launer is a director and Chairman of the Board of Reinsurance Group of America, Incorporated. He is also a director of MetLife Bank, N.A., The Travelers Insurance Company and The Travelers Life and Annuity Company.

     JAMES L. LIPSCOMB, age 59, has been Executive Vice President and General Counsel of MetLife, Inc. and Metropolitan Life since July 2003. He was Senior Vice President and Deputy General Counsel from July 2001 to July 2003. Mr. Lipscomb was President and Chief Executive Officer of Conning Corporation, a former subsidiary of Metropolitan Life, from March 2000 to July 2001, prior to which he served in various senior management positions with Metropolitan Life for more than five years.

     CATHERINE A. REIN, age 63, has been Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. since January 2005. Previously, she was Senior Executive Vice President of MetLife, Inc. from September 1999 and President and Chief Executive Officer of Metropolitan Property and Casualty Insurance Company from March 1999 to January 2005. She has been Senior Executive Vice President of Metropolitan Life since February 1998 and was Executive Vice President from October 1989 to February 1998.

     WILLIAM J. TOPPETA, age 57, has been President, International, of MetLife, Inc. and Metropolitan Life since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of Metropolitan Life from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of Metropolitan Life from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and President and Chief Executive Officer of its Canadian Operations from July 1993 to October 1995.

---------------

(1) On December 1, 2005, the Holding Company announced that Mr. Benmosche will retire as Chief Executive Officer on March 1, 2006 and as Chairman of the Board on April 25, 2006, following the Holding Company's Annual Shareholders Meeting. Mr. Benmosche will relinquish his corresponding roles with Metropolitan Life at such times.

(2) The board of directors of the Holding Company has named Mr. Henrikson to succeed Mr. Benmosche upon his retirement.

     LISA M. WEBER, age 43, has been President, Individual Business, of MetLife, Inc. and Metropolitan Life since June 2004. Previously, she was Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. and Metropolitan Life from June 2001 to June 2004. She was Executive Vice President of MetLife, Inc. and Metropolitan Life from December 1999 to June 2001 and was head of Human Resources of Metropolitan Life from March 1998 to December 2003. She was Senior Vice President of MetLife, Inc. from September 1999 to November 1999 and Senior Vice President of Metropolitan Life from March 1998 to November 1999. Previously, she was Senior Vice President of Human Resources of PaineWebber Group Incorporated, where she was employed for ten years. Ms. Weber is a director of MetLife Bank, N.A., The Travelers Insurance Company and The Travelers Life and Annuity Company.

     WILLIAM J. WHEELER, age 44, has been Executive Vice President and Chief Financial Officer of MetLife, Inc. and Metropolitan Life since December 2003, prior to which he was a Senior Vice President of Metropolitan Life from 1997 to December 2003. Previously, he was a Senior Vice President of Donaldson, Lufkin & Jenrette for more than five years.

TRADEMARKS

     MetLife has a worldwide trademark portfolio that it considers important in the marketing of its products and services, including, among others, the trademark "MetLife." MetLife also has the exclusive license to use the Peanuts(R) characters in the area of financial services and health care benefit services in the United States and some foreign countries under an advertising and premium agreement with United Feature Syndicate until December 31, 2012. Furthermore, MetLife also has a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. The Company believes that its rights in its trademarks and under its Peanuts(R) characters license and its Citigroup license are well protected.

AVAILABLE INFORMATION

     MetLife, Inc. files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at its Headquarters Office, 100 F Street, N.E., Room 1580, Washington D.C. 20549 or by calling the SEC at 1-202-551-8090 (Public Reference Room) or 1-800-SEC-0330 (Office of Investor Education and Assistance). In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including MetLife, Inc.

     MetLife, Inc. makes available, free of charge, on its website (www.metlife.com) through the Investor Relations page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports, as soon as reasonably practicable after filing (furnishing) such reports to the SEC. The information found on the website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A.  RISK FACTORS

CHANGES IN MARKET INTEREST RATES MAY SIGNIFICANTLY AFFECT OUR PROFITABILITY

     Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our "spread," or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

     As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial mortgages and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

     Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We therefore may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio.

INDUSTRY TRENDS COULD ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESSES

     Our business segments continue to be influenced by a variety of trends that affect the insurance industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of
Operations -- Industry Trends."

     Financial Environment. The current financial environment presents a challenge for the life insurance industry. A low general level of short-term and long-term interest rates can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, guaranteed interest contracts and universal life insurance. In addition, continued low interest rates could put pressure on interest spreads on existing blocks of business as declining investment portfolio yields draw closer to minimum crediting rate guarantees on certain products. The compression of the yields between spread-based products and interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent volatile equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments. See "-- Changes in Market Interest Rates May Significantly Affect Our Profitability."

     Competitive Pressures. The life insurance industry is becoming increasingly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry's products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength and flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. See "-- Competitive Factors May Adversely Affect Our Market Share and Profitability" and "Business -- Competition."

     Regulatory Changes. The life insurance industry is regulated at the state level, with some products also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulation recently adopted or currently under review can potentially impact the reserve and capital requirements for several of the industry's products. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. See "-- Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Profitability and Limit Growth" and "Business -- Regulation -- Insurance Regulation."

     Pension Plans. Recently, a number of corporations have announced that they have already frozen or intend to freeze their traditional pension plans and, instead, offer their employees a 401(k) program. This transition from a defined benefit to a defined contribution program may adversely affect our annuities business, as these traditional pension plans historically have been large customers of such products.

A DECLINE IN EQUITY MARKETS OR AN INCREASE IN VOLATILITY IN EQUITY MARKETS MAY ADVERSELY AFFECT SALES OF OUR INVESTMENT PRODUCTS AND OUR PROFITABILITY

     Significant downturns and volatility in equity markets could have a material adverse effect on our financial condition and results of operations in three principal ways.

     First, market downturns and volatility may discourage purchases of separate account products, such as variable annuities, variable life insurance and mutual funds that have returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in those products.

     Second, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the markets will decrease revenues and earnings in variable annuity products.

     Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as minimum death and withdrawal benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, causing us to increase liabilities for future policy benefits, negatively affecting net income.

THE PERFORMANCE OF OUR INVESTMENTS DEPENDS ON CONDITIONS THAT ARE OUTSIDE OUR CONTROL, AND OUR NET INVESTMENT INCOME CAN VARY FROM PERIOD TO PERIOD

     The performance of our investment portfolio depends in part upon the level of and changes in interest rates, equity prices, real estate values, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial.

     We invest a portion of our invested assets in pooled investment funds that make private equity investments. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying private equity investments, which can be difficult to predict, as well as the timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds' schedules for making distributions and their needs for cash. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter.

COMPETITIVE FACTORS MAY ADVERSELY AFFECT OUR MARKET SHARE AND PROFITABILITY

     Our business segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, ebusiness capabilities and name recognition. We compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker/dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

     Many of our insurance products, particularly those offered by our Institutional segment, are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

     In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of our competitors in these businesses offer a broader array of investment products and services and are better known than us as sellers of annuities and other investment products. See "Business-Competition."

WE MAY BE UNABLE TO ATTRACT AND RETAIN SALES REPRESENTATIVES FOR OUR PRODUCTS

     We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to grow our career agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents. See "Business -- Competition."

DIFFERENCES BETWEEN ACTUAL CLAIMS EXPERIENCE AND UNDERWRITING AND RESERVING ASSUMPTIONS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

     Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive. We establish liabilities for property and casualty claims and benefits based on assumptions and estimates of damages and liabilities incurred. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on changes in the assumptions used to establish the liabilities, as well as our actual experience. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

OUR RISK MANAGEMENT POLICIES AND PROCEDURES MAY LEAVE US EXPOSED TO UNIDENTIFIED OR UNANTICIPATED RISK, WHICH COULD NEGATIVELY AFFECT OUR BUSINESS

     Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. See "Quantitative and Qualitative Disclosures About Market Risk."

CATASTROPHES MAY ADVERSELY IMPACT LIABILITIES FOR POLICYHOLDER CLAIMS AND REINSURANCE AVAILABILITY

     Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing, nor the severity of a future pandemic can be predicted. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Hurricanes" and Note 12 of Notes to Consolidated Financial Statements.

     Our Auto & Home business has experienced, and will likely in the future experience, catastrophe losses that may have a material adverse impact on the business, results of operations and financial condition of the Auto & Home segment. Although Auto & Home makes every effort to minimize our exposure to catastrophic risks through volatility management and reinsurance programs, these efforts may not succeed. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires, and man-made events such as terrorist attacks. Historically, substantially all of our catastrophe-related claims have related to homeowners coverages. However, catastrophes may also affect other Auto & Home coverages. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes.

     Hurricanes and earthquakes are of particular note for our homeowners coverages. Areas of major hurricane exposure include coastal sections of the northeastern United States (including Long Island and the Connecticut, Rhode Island and Massachusetts shorelines), the Gulf Coast (including Mississippi and Louisiana) and Florida. We also have some earthquake exposure, primarily along the New Madrid fault line in the central United States and in the Pacific Northwest. Losses incurred by Auto & Home from all catastrophes, net of reinsurance but before taxes, were $286 million, $189 million and $77 million in 2005, 2004, and 2003, respectively. The 2005 number includes loss and loss adjustment expenses and reinstatement and additional reinsurance-related premiums which were caused by the magnitude of reinsurance recoverables.

     The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, pandemics, hurricanes, earthquakes and man-made catastrophes may produce significant damage in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Our ability to write new business could also be affected. It is possible that increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future.

     Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. From time to time, states have passed legislation that has the effect of limiting the ability of insurers to manage risk, such as legislation restricting an insurer's ability to withdraw from catastrophe-prone areas. While we attempt to limit our exposure to acceptable levels, subject to restrictions imposed by insurance regulatory authorities, a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

     Our ability to manage this risk and the profitability of our property and casualty and life insurance businesses depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See "-- Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses."

A DOWNGRADE OR A POTENTIAL DOWNGRADE IN OUR FINANCIAL STRENGTH OR CREDIT RATINGS COULD RESULT IN A LOSS OF BUSINESS AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations ("NRSROs") publish as indicators of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See "Business -- Company
Ratings -- Insurer Financial Strength Ratings."

     Following the announcement of the acquisition of Travelers, the financial strength rating of each of TIC and its subsidiary, The Travelers Life and Annuity Company ("TLAC"), was lowered one notch by certain rating agencies. We believe the negative impact of these downgrades on Travelers' financial results was immaterial. However, further downgrades in these or our other insurance subsidiaries' financial strength ratings, or an announced potential for a downgrade, could have a material adverse effect on our financial condition and results of operations in many ways, including:

     - reducing new sales of insurance products, annuities and other investment products;

     - adversely affecting our relationships with our sales force and independent sales intermediaries;

     - materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

     - requiring us to reduce prices for many of our products and services to remain competitive;

     - adversely affecting our ability to obtain reinsurance at reasonable prices or at all; and

     - adversely affecting our relationships with credit counterparties.

     In addition to the financial strength ratings of our insurance subsidiaries, NRSROs also publish credit ratings for MetLife and several of our subsidiaries. Credit ratings are indicators of a debt issuer's ability to meet the terms of the debt obligations in a timely manner. See "Business -- Company Ratings -- Credit Ratings." A downgrade in our credit ratings could increase the cost of borrowing, which could have a material adverse effect on our financial condition and results of operations.

     Following the announcement of the acquisition of Travelers, several NRSROs took a number of rating actions, the net result of which is that various credit and financial strength ratings have a "negative" outlook, rather than the former "stable" outlook. We do not expect that all ratings will return to "stable" until such time as we have established, to the sole satisfaction of each agency, clear evidence of the successful integration of the Travelers businesses and that we are reducing our financial leverage to levels closer to that which existed prior to the acquisition.

     As a result of the additional securities that we issued to finance a portion of the purchase price for the acquisition, our leverage ratio increased moderately. See Note 2 of Notes to Consolidated Financial Statements. While we expect our leverage ratio to decrease over time as a result of the accumulation of retained earnings, there is no assurance that it will decrease as we expect. The increased leverage will reduce our flexibility in managing our capital.

     Rating agencies assign ratings based upon several factors, some of which relate to general economic conditions and circumstances outside of our control. In addition, rating agencies may employ different models and formulas to assess our financial strength and creditworthiness, and may alter these models from time to time at their discretion. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which could adversely affect our business.

IF THE TRAVELERS BUSINESS DOES NOT PERFORM WELL, WE MAY INCUR SIGNIFICANT CHARGES TO WRITE DOWN THE GOODWILL ESTABLISHED IN THE ACQUISITION

     As a result of the acquisition of Travelers, we established goodwill of $4,177 million. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, we must test goodwill annually for impairment and, if we determine that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to income. If the Travelers business does not perform well, it may impact the goodwill impairment test which could result in a goodwill write down. Such write downs could have a material adverse effect on our results of operations or financial position.

DEFAULTS, DOWNGRADES OR OTHER EVENTS IMPAIRING THE VALUE OF OUR FIXED MATURITY SECURITIES PORTFOLIO MAY REDUCE OUR EARNINGS

     We are subject to the risk that the issuers of the fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2005, the fixed maturity securities of $230 billion in our investment portfolio represented 75.2% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of our fixed maturities portfolio and our net earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With recent downgrades in the automotive sector, as well as economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

DEFAULTS ON OUR MORTGAGE AND CONSUMER LOANS MAY ADVERSELY AFFECT OUR
PROFITABILITY

     Our mortgage and consumer loan investments face default risk. Our mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. At December 31, 2005, our mortgage and consumer loan investments of $37 billion represented 12.2% of our total cash and invested assets. At December 31, 2005, loans that were either delinquent or in the process of foreclosure totaled less than 1% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition.

SOME OF OUR INVESTMENTS ARE RELATIVELY ILLIQUID

     Our investments in privately placed fixed maturity securities, mortgage and consumer loans, equity real estate, including real estate joint ventures and other limited partnership interests, are relatively illiquid. These asset classes represented 24.9% of the carrying value of our total cash and invested assets as of December 31, 2005. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES AND FOREIGN SECURITIES MARKETS COULD NEGATIVELY AFFECT OUR PROFITABILITY

     We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated securities and investments in foreign subsidiaries. If the currencies of the non-U.S. dollar denominated securities we hold in our investment portfolios decline against the U.S. dollar, our investment returns, and thus our profitability, may be adversely affected. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we can not provide assurance that these methods will be effective or that our counterparties will perform their obligations. See "Quantitative and Qualitative Disclosures About Market Risk."

     From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in emerging markets.

     We have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with assets denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our consolidated financial statements. Although we take certain actions to address this risk, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See "Quantitative and Qualitative Disclosures About Market Risk."

OUR INTERNATIONAL OPERATIONS FACE POLITICAL, LEGAL, OPERATIONAL AND OTHER RISKS THAT COULD NEGATIVELY AFFECT THOSE OPERATIONS OR OUR PROFITABILITY

     Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See "Quantitative and Qualitative Disclosures About Market Risk." In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers' associations and trade unions in some countries. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

     We are currently planning to expand our international operations in markets where we operate and in selected new markets. This may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.

     The business we acquired from Travelers includes operations in several foreign countries, including Australia, Brazil, Argentina, the United Kingdom, Belgium, Poland, Japan and Hong Kong. See "Business -- International." Those operations, and operations in other new markets, are subject to the risks described above, as well as our unfamiliarity with the business, legal and regulatory environment in any of those countries.

     In recent years, the operating environment in Argentina has been challenging. In Argentina, we are principally engaged in the pension business. This business has incurred significant losses in recent years as a result of actions taken by the Argentinean government in response to a sovereign debt crisis in December 2001. Further governmental or legal actions related to pension reform could impact our obligations to our customers and could result in future losses in our Argentinean operations.

REINSURANCE MAY NOT BE AVAILABLE, AFFORDABLE OR ADEQUATE TO PROTECT US AGAINST LOSSES

     As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. See
"Business -- Reinsurance Activity." For example, we currently reinsure up to 90% of the mortality risk in excess of $1 million for most new individual life insurance policies that we write through our various franchises and for certain individual life policies the retention limits remained unchanged. While life reinsurance generally binds the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

     As a result of consolidation of the life reinsurance market and other market factors, capacity in the life reinsurance market has decreased. Further, life reinsurance is currently available at higher prices and on less favorable terms than those prevailing between 1997 and 2003. Further consolidation, regulatory developments, catastrophic events or other significant developments affecting the pricing and availability of reinsurance could materially harm the reinsurance market and our ability to enter into reinsurance contracts.

IF THE COUNTERPARTIES TO OUR REINSURANCE ARRANGEMENTS OR TO THE DERIVATIVE INSTRUMENTS WE USE TO HEDGE OUR BUSINESS RISKS DEFAULT OR FAIL TO PERFORM, WE MAY BE EXPOSED TO RISKS WE HAD SOUGHT TO MITIGATE, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We use reinsurance and derivative instruments to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer's insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations.

     In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps with a number of counterparties. See
"Business -- Investments." If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.

OUR INSURANCE BUSINESSES ARE HEAVILY REGULATED, AND CHANGES IN REGULATION MAY REDUCE OUR PROFITABILITY AND LIMIT OUR GROWTH

     Our insurance operations are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate. See "Business -- Regulation -- Insurance Regulation."

     State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

     - licensing companies and agents to transact business;

     - calculating the value of assets to determine compliance with statutory requirements;

     - mandating certain insurance benefits;

     - regulating certain premium rates;

     - reviewing and approving policy forms;

     - regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

     - regulating advertising;

     - protecting privacy;

     - establishing statutory capital and reserve requirements and solvency standards;

     - fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

     - approving changes in control of insurance companies;

     - restricting the payment of dividends and other transactions between affiliates; and

     - regulating the types, amounts and valuation of investments.

     State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See "Business -- Regulation -- Insurance Regulation -- Guaranty associations and similar arrangements."

     State insurance regulators and the National Association of Insurance Commissioners ("NAIC") regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

     The NAIC and several states' legislatures have recently considered the need for regulations and/or laws to address agent or broker practices that have been the focus of recent investigations of broker compensation in the State of New York and in other jurisdictions. The NAIC has adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have recently enacted laws similar to the NAIC amendment. Some other states, including California and New York, are considering additional provisions that would require the disclosure of the amount of compensation and/or require (where an agent or broker represents more than one insurer) placement of the "best coverage." We cannot predict how many states may promulgate the NAIC amendment or similar regulations or the extent to which these regulations may have a material adverse impact on our business.

     Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include "The State Modernization and Regulatory Transparency Act," which would maintain state-based regulation of insurance, but would affect state regulation of certain aspects of the business of insurance, including rates, agent and company licensing and market conduct examinations. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

     Our international operations are subject to regulation in the jurisdictions in which they operate, which in many ways is similar to that of the state regulation outlined above. Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations.

     Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

     From time to time, regulators raise issues during examinations or audits of our subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

LEGAL AND REGULATORY INVESTIGATIONS AND ACTIONS ARE INCREASINGLY COMMON IN THE INSURANCE BUSINESS AND MAY RESULT IN FINANCIAL LOSSES AND HARM TO OUR REPUTATION

     We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs' lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See "Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements.

     Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses' testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

     On a quarterly and yearly basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See "Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted in "Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2005.

     Metropolitan Life and its affiliates are currently defendants in hundreds of lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as "sales practices claims." Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. These lawsuits principally have been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life's employees during the period from the 1920's through approximately the 1950's and have alleged that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that our total exposure to asbestos claims may be greater than the liability recorded by us in our consolidated financial statements and that future charges to income may be necessary. The potential future charges could be material in particular quarterly or annual periods in which they are recorded. In addition, Metropolitan Life and MetLife, Inc. have been named as defendants in several lawsuits brought in connection with Metropolitan Life's demutualization in 2000.

     We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition and results of operations, including our ability to attract new customers, retain our current customers and recruit and retain employees. Regulatory inquiries and litigation may cause volatility in the price of stocks of companies in our industry.

     Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities. This scrutiny includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, the use of inducements in the sale of insurance products and the accounting treatment for finite insurance and reinsurance or other non-traditional or loss mitigation insurance and reinsurance products.

     One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change, including, but not limited to, the manner in which insurance is marketed and distributed through independent brokers and agents. Our business strategy contemplates that we will rely heavily on both intermediaries and our internal sales force to market and distribute insurance products. We cannot predict how industry regulation with respect to the use of intermediaries may change. Such changes, however, could adversely affect our ability to implement our business strategy, which could materially affect our growth and profitability.

     Recent industry-wide inquiries also include those regarding market timing and late trading in mutual funds and variable insurance products and, generally, the marketing of products. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through our subsidiary, General American Life Insurance Company ("General American"). As previously reported, in May 2004, General American received a Wells Notice stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the Wells Notice. We are fully cooperating with regard to this investigation.

     Other recent industry-wide inquiries include those relating to finite insurance and reinsurance. We have received a subpoena from the Connecticut Attorney General requesting information regarding our participation in any finite reinsurance transactions. We have also received information requests relating to finite insurance or reinsurance from other regulatory and governmental entities. We believe we have appropriately accounted for transactions of this type and intend to cooperate fully with these information requests. We believe that a number of other industry participants have received similar requests from various regulatory and governmental authorities. It is reasonably possible that we may receive additional requests. We will fully cooperate with all such requests.

     We cannot give assurance that current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.

CHANGES IN U.S. FEDERAL AND STATE SECURITIES LAWS AND REGULATIONS MAY AFFECT OUR OPERATIONS AND OUR PROFITABILITY

     Federal and state securities laws and regulations apply to insurance products that are also "securities," including variable annuity contracts and variable life insurance policies. As a result, some of our subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended. Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended, and are members of, and subject to, regulation by the NASD. Further, some of our subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended, and are also registered as investment advisers in various states, as applicable.

     Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards under which the sale of a variable annuity contract or variable life insurance policy is considered suitable for a particular customer, could have such a material adverse effect.

CHANGES IN TAX LAWS COULD MAKE SOME OF OUR PRODUCTS LESS ATTRACTIVE TO CONSUMERS

     Changes in tax laws could make some of our products less attractive to consumers. For example, reductions in the federal income tax that investors are required to pay on long-term capital gains and on some dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets into mutual funds and away from products, including life insurance and annuities, designed to defer taxes payable on investment returns. Because the income taxes payable on long-term capital gains and some dividends paid on stock have been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

     We cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have a material adverse effect on our financial condition and results of operations.

AS A HOLDING COMPANY, METLIFE, INC. DEPENDS ON THE ABILITY OF ITS SUBSIDIARIES TO TRANSFER FUNDS TO IT TO PAY DIVIDENDS AND MEET ITS OBLIGATIONS

     MetLife, Inc. is a holding company for its insurance and financial subsidiaries and does not have any significant operations of its own. Dividends from its subsidiaries and permitted payments to it under its tax sharing arrangements with its subsidiaries are its principal sources of cash to meet its obligations and to pay preferred and common dividends. If the cash the Holding Company receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, the Holding Company may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.

     The payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed "special" and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by its insurance subsidiaries to the Holding Company if they determine that the payment could be adverse to our policyholders or contractholders. See "Business --
Regulation -- Insurance Regulation," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- The Holding Company" and Note 14 of Notes to Consolidated Financial Statements.

     The maximum amount of dividends which could be paid to the Holding Company by Metropolitan Life, TIC, MPC and Metropolitan Tower Life Insurance Company ("MTL"), in 2005, without prior regulatory approval, was $880 million, $0 million, $187 million and $119 million, respectively. During the year ended December 31, 2005, Metropolitan Life paid $880 million in ordinary dividends for which prior insurance regulatory approval was not required and $2,320 million in special dividends as approved by the Superintendent. TIC has not paid any dividends since its acquisition by the Holding Company and may not make dividend payments for a two-year period following the date of acquisition without regulatory approval. MPC paid $400 million in special dividends, as approved by the Rhode Island Superintendent of Insurance, during the year ended December 31, 2005. MTL paid $54 million in ordinary dividends for which prior insurance regulatory approval was not required and $873 million in special dividends as approved by the Delaware Superintendent of Insurance during the year ended December 31, 2005. MetLife Mexico, S.A. paid dividends to the Holding Company of $276 million during the year ended December 31, 2005. In addition, various subsidiaries paid $19 million in total to the Holding Company for the year ended December 31, 2005. The maximum amount of dividends which Metropolitan Life, TIC, MPC and MTL may pay to us in 2006 without prior regulatory approval is $863 million, $0 million, $178 million, and $85 million, respectively. If paid before a specified date in 2006, some or all of an otherwise ordinary dividend may be deemed special by the relevant regulatory authority and require approval.

     Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries to the Holding Company could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate.

WE MAY NEED TO FUND DEFICIENCIES IN OUR CLOSED BLOCK; ASSETS ALLOCATED TO THE CLOSED BLOCK BENEFIT ONLY THE HOLDERS OF CLOSED BLOCK POLICIES

     The plan of reorganization entered into in connection with Metropolitan Life's 2000 demutualization required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of Metropolitan Life are met. See Note 7 of Notes to Consolidated Financial Statements. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. We cannot provide assurance that the closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block will be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.

     The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies in the closed block will benefit only the holders of those policies. In addition, to the extent that these amounts are greater than the amounts estimated at the time the closed block was funded, dividends payable in respect of the policies included in the closed block may be greater than they would be in the absence of a closed block. Any excess earnings will be available for distribution over time only to closed block policyholders.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM LOSSES WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO

     The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the United States or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated.

THE OCCURRENCE OF EVENTS UNANTICIPATED IN OUR DISASTER RECOVERY SYSTEMS AND MANAGEMENT CONTINUITY PLANNING COULD IMPAIR OUR ABILITY TO CONDUCT BUSINESS EFFECTIVELY

     In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers' ability to provide goods and services and our employees ability to perform their job responsibilities.

WE FACE UNFORESEEN LIABILITIES ARISING FROM OTHER POSSIBLE ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

     We have engaged in numerous dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. There could be unforeseen liabilities that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities that we fail, or we are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     The Company has no unresolved comments from the SEC staff regarding its periodic or currents reports under the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

     In the second quarter of 2005, the Company sold its 200 Park Avenue property in Manhattan, New York for $1.72 billion. The gain is included in income from discontinued operations in the accompanying consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205. Associates located in the 200 Park Avenue office, its headquarters, include those working in the Institutional and Individual segments.

     In 2005, the Company leased approximately 685,000 rentable square feet in Long Island City, New York under a long-term lease arrangement and approximately 1,500 associates are located there. Associates located in Long Island City include those working in the Institutional, Individual and International segments, as well as Corporate & Other.

     The Company continues to own 17 other buildings in the United States that it uses in the operation of its business. These buildings contain approximately
4.1 million rentable square feet and are located in the following states:
Florida, Illinois, Massachusetts, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. The Company's computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. The Company leases space in approximately 639 other locations throughout the United States, and these leased facilities consist of approximately 8.6 million rentable square feet. Approximately 59% of these leases are occupied as sales offices for the Individual segment, and the Company uses the balance for its other business activities. It also owns eight buildings outside the United States, comprising more than 800,000 rentable square feet. The Company leases approximately 1.8 million rentable square feet in various locations outside the United States. Management believes that its properties are suitable and adequate for the Company's current and anticipated business operations.

     The Company arranges for property and casualty coverage on its properties, taking into consideration its risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, the Company has arranged $930 million of annual terrorist coverage on its real estate portfolio through March 15, 2006, its annual renewal date.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2005.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits or other proceedings relating to the sale of mutual funds and other products, have been brought. As of December 31, 2005, there are approximately 338 sales practices litigation matters pending against Metropolitan Life; approximately 45 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); approximately 34 sales practices litigation matters pending against General American; and approximately 35 sales practices litigation matters pending against Walnut Street Securities, Inc. ("Walnut Street"). In addition, similar litigation matters are pending against MetLife Securities, Inc. ("MSI"). Metropolitan Life, New England, General American, MSI and Walnut Street continue to defend themselves vigorously against these litigation matters. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England's, General American's, MSI's or Walnut Street's sales of individual life insurance policies or annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

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

     Metropolitan Life previously reported that it had received approximately 23,500 asbestos-related claims in 2004. In the context of reviewing in the third quarter of 2005 certain pleadings received in 2004, it was determined that there was a small undercount of Metropolitan Life's asbestos-related claims in 2004. Accordingly, Metropolitan Life now reports that it received approximately 23,900 asbestos-related claims in 2004. The total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years are set forth in the following table:

                                                       AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2005          2004          2003
                                                       -----------   -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Asbestos personal injury claims at year end
  (approximate)......................................    100,250       108,000       111,700
Number of new claims during the year (approximate)...     18,500        23,900        58,750
Settlement payments during the year(1)...............   $   74.3      $   85.5      $   84.2

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

     The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million at December 31, 2002. This total recorded asbestos-related liability (after the self-insured retention) was within the coverage of the excess insurance policies discussed below. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through December 31, 2005.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and $15.1 million with respect to 2004 claims and estimated as of December 31, 2005, to be approximately $45.4 million in the aggregate, including future years.

  PROPERTY AND CASUALTY ACTIONS

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's ("MPC") subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Two purported nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and discovery is ongoing. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. The court recently granted MPC's motion to dismiss the fraud claim in the second suit.

     A purported class action has been filed against MPC in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that aggregation is required. The parties have reached an agreement to settle this suit. MPC has recorded a liability in an amount the Company believes is adequate to resolve the claims underlying this matter. The amount to be paid will not be material to MPC. Certain plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. MPC, along with a number of other insurers, agreed in July 2005 to resolve this issue in a class action format. Management believes that the amount to be paid in resolution of this matter will not be material to MPC.

     In December 2005, a purported class action was filed against MPC in Louisiana federal court on behalf of insureds who incurred total property losses as a result of Hurricane Katrina. Plaintiffs claim they are entitled to coverage for all of their claims. A lawsuit was filed against MPC in November 2005 in Mississippi federal court by two policyholders challenging the denial of a claim under their homeowners policy for damage caused to their property during Hurricane Katrina. In 2006, MPC was sued in two additional Hurricane Katrina-related actions, one in Louisiana and one in Mississippi and it is reasonably possible other actions will be filed. The Company intends to vigorously defend these matters.

  DEMUTUALIZATION ACTIONS

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit

Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Plaintiffs' motion to certify a litigation class is pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners sought to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. On November 10, 2005, the trial court granted respondents' motions to dismiss this proceeding. Petitioners have filed a notice of appeal. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life and the Holding Company have filed a petition seeking permission for an interlocutory appeal from this order. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

  OTHER

     A putative class action lawsuit which commenced in October 2000 is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life's motion for summary judgment was granted. Plaintiffs have moved for reconsideration.

     On February 21, 2006, the SEC and New England Securities Corporation ("NES"), a subsidiary of NELICO, resolved a formal investigation of NES that arose in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES previously provided restitution to the affected clients and the settlement includes additional client payments to be made by NES in the total amount of approximately $2,615,000. No penalties were imposed.

     In May 2003, the American Dental Association and three individual providers sued MetLife and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the matter. The district court has granted in part and denied in part MetLife's motion to dismiss. MetLife has filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which will stay the lawsuit indefinitely.

     In a lawsuit commenced in June 1998, a New York state court granted in 2004 plaintiffs' motion to certify a litigation class of owners of certain participating life insurance policies and a sub-class of New York owners of such policies in an action asserting that Metropolitan Life breached their policies and violated New York's General Business Law in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. Plaintiffs sought compensatory damages. In January 2006, the appellate court reversed the class certification order. On November 23, 2005, the trial court issued a Memorandum Decision granting Metropolitan Life's motion for summary judgment. The plaintiffs' time to appeal the trial court's decision has not yet expired.

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

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received two subpoenas from the District Attorney of the County of San Diego, California. The subpoenas seek numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker, Universal Life Resources. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. The Ohio Department of Insurance has requested documents regarding a broker and certain Ohio public entity groups. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

     Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to four. In one of these, the California Insurance Commissioner is suing in California state court Metropolitan Life, Paragon Life Insurance Company and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Another of these actions is pending in a multi-district proceeding established in the federal district court in the District of New Jersey. In this proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several other insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company intends to vigorously defend these cases.

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

     As previously disclosed, the NASD staff notified MSI, NES and Walnut Street, all direct or indirect subsidiaries of MetLife, Inc., that it has made a preliminary determination to file charges of violations of the NASD's and the SEC's rules against the firms. The pending investigation was initiated after the firms reported to the NASD that a limited number of mutual fund transactions processed by firm representatives and at the firms' consolidated trading desk, during the period April through December 2003, had been received from customers after 4:00 p.m., Eastern time, and received the same day's net asset value. The potential charges of violations of the NASD's and the SEC's rules relate to the processing of transactions received after 4:00 p.m., the firms' maintenance of books and records, supervisory procedures and responses to the NASD's information requests. Under the NASD's procedures, the firms have submitted a response to the NASD staff. The NASD staff has not made a formal recommendation regarding whether any action alleging violations of the rules should be filed. MetLife continues to cooperate fully with the NASD.

     Following an inquiry commencing in March 2004, the staff of the NASD has notified MSI that it has made a preliminary determination to recommend charging MSI with the failure to adopt, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans. This notification follows an industry-wide inquiry by the NASD examining sales of 529 plans. Under the NASD's procedures, MSI submitted its written explanation of why it believes charges should not be filed. The NASD staff has not made a formal recommendation regarding whether any action alleging violations of applicable rules should be filed. MSI continues to cooperate fully with the NASD.

     In February 2006, the Company learned that the SEC has commenced a formal investigation of NES in connection with the suitability of its sales of various universal life insurance policies. The Company believes that others in the insurance industry are the subject of similar investigations by the SEC. NES is cooperating fully with the SEC.

     MSI received in 2005 a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate's mutual funds. A response has been submitted and MSI intends to cooperate fully with the Illinois Department of Securities.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against The Travelers Life and Annuity Company ("TLAC"), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former TLAC affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order and the appeal is now pending before the Connecticut Supreme Court.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of The Travelers Insurance Company ("TIC"), is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking. In the context of the above, two arbitration matters were commenced in 2005 against Tower Square. In one of the matters, defendants include other unaffiliated broker-dealers with whom the registered representative was formerly registered. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases.

     Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust cases in various states. The Company intends to defend itself vigorously against these cases.

     Various litigation, including purported or certified class actions, and various claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  ISSUER COMMON EQUITY

     MetLife, Inc.'s common stock, par value $0.01 per share (the "Common Stock"), began trading on the New York Stock Exchange ("NYSE") under the symbol "MET" on April 5, 2000.

     The following table presents high and low closing prices for the Common Stock on the NYSE for the periods indicated:

                                                                        2005
                                          -----------------------------------------------------------------
                                           1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
                                          --------------   --------------   --------------   --------------
COMMON STOCK PRICE
  HIGH..................................      $41.37           $45.45           $50.20           $52.15
  LOW...................................      $38.31           $37.85           $45.47           $46.80

                                                                        2004
                                          -----------------------------------------------------------------
                                           1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
                                          --------------   --------------   --------------   --------------
COMMON STOCK PRICE
  HIGH..................................      $35.87           $36.66           $38.73           $41.18
  LOW...................................      $32.63           $33.21           $33.97           $33.98

     As of February 24, 2006, there were 71,078 shareholders of record of Common Stock.

     The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Common Stock:

                                                                               DIVIDEND
                                                                      ---------------------------
DECLARATION DATE             RECORD DATE           PAYMENT DATE       PER SHARE      AGGREGATE
----------------         -------------------   --------------------   ---------   ---------------
October 25, 2005            November 7, 2005      December 15, 2005     $0.52     $   394 million
September 28, 2004          November 5, 2004      December 13, 2004     $0.46     $   343 million

     Future Common Stock dividend decisions will be determined by the Holding Company's board of directors after taking into consideration factors such as the Company's current earnings, expected medium-and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. Furthermore, the payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. See "Business -- Regulation -- Insurance Regulation," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding
Company -- Liquidity Sources -- Dividends" and Note 14 of Notes to Consolidated Financial Statements.

  ISSUER PURCHASES OF EQUITY SECURITIES

     Purchases of Common Stock made by or on behalf of the Holding Company or its affiliates during the three months ended December 31, 2005 are set forth below:

                                                                       (C) TOTAL NUMBER     (D) MAXIMUM NUMBER
                                                                           OF SHARES          (OR APPROXIMATE
                                                                       PURCHASED AS PART     DOLLAR VALUE) OF
                                (A) TOTAL NUMBER                          OF PUBLICLY       SHARES THAT MAY YET
                                   OF SHARES       (B) AVERAGE PRICE    ANNOUNCED PLANS     BE PURCHASED UNDER
PERIOD                            PURCHASED(1)      PAID PER SHARE      OR PROGRAMS(2)     THE PLANS OR PROGRAMS
------                          ----------------   -----------------   -----------------   ---------------------
October 1-October 31, 2005....           0              $ 0.00                   --             $716,206,611
November 1-November 30,
  2005........................         755              $50.45                   --             $716,206,611
December 1-December 31,
  2005........................       3,941              $49.93                   --             $716,206,611
                                     -----                                 --------
Total.........................       4,696              $50.01                   --             $716,206,611
                                     =====                                 ========

---------------

(1) During the periods October 1-October 31, 2005, November 1-November 30, 2005 and December 1-December 31, 2005, separate account affiliates of the Holding Company purchased 0 shares, 755 shares and 3,941 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2) On October 26, 2004, the Holding Company's board of directors authorized a $1 billion Common Stock repurchase program. Under this authorization, the Holding Company may purchase its Common Stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the acquisition of Travelers, the Holding Company has suspended its Common Stock repurchase activity. Future Common Stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's Common Stock.

    On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of approximately $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of approximately $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial information for the Company. The selected consolidated financial information for the years ended December 31, 2005, 2004 and 2003, and at December 31, 2005 and 2004 has been derived from the Company's audited consolidated financial statements included elsewhere herein. The selected consolidated financial information for the years ended December 31, 2002 and 2001 and at December 31, 2003, 2002 and 2001 has been derived from the Company's audited consolidated financial statements not included elsewhere herein. The following information should be read in conjunction with and is qualified in its entirety by the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements appearing elsewhere herein. Some previously reported amounts have been reclassified to conform with the presentation at and for the year ended December 31, 2005.

                                                            YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  2005      2004      2003      2002      2001
                                                 -------   -------   -------   -------   -------
                                                                  (IN MILLIONS)
STATEMENTS OF INCOME DATA(1)
Revenues:
  Premiums.....................................  $24,860   $22,200   $20,575   $19,020   $16,962
  Universal life and investment-type product
    policy fees................................    3,828     2,867     2,495     2,145     1,888
  Net investment income(2).....................   14,910    12,364    11,472    11,123    11,106
  Other revenues...............................    1,271     1,198     1,199     1,166     1,340
  Net investment gains (losses)(2)(3)(4).......      (93)      175      (551)     (895)     (713)
                                                 -------   -------   -------   -------   -------
    Total revenues(5)(6)(7)(8).................   44,776    38,804    35,190    32,559    30,583
                                                 -------   -------   -------   -------   -------
Expenses:
  Policyholder benefits and claims.............   25,506    22,662    20,811    19,455    18,329
  Interest credited to policyholder account
    balances...................................    3,925     2,997     3,035     2,950     3,084
  Policyholder dividends.......................    1,679     1,666     1,731     1,803     1,802
  Other expenses(2)............................    9,267     7,813     7,168     6,862     6,894
                                                 -------   -------   -------   -------   -------
    Total expenses(5)(6)(7)(8).................   40,377    35,138    32,745    31,070    30,109
                                                 -------   -------   -------   -------   -------
Income from continuing operations before
  provision for income taxes...................    4,399     3,666     2,445     1,489       474
Provision for income taxes(2)(5)(6)............    1,260     1,029       616       448       170
                                                 -------   -------   -------   -------   -------
Income from continuing operations..............    3,139     2,637     1,829     1,041       304
Income from discontinued operations, net of
  income taxes(2)(5)(6)........................    1,575       207       414       564       169
                                                 -------   -------   -------   -------   -------
Income before cumulative effect of a change in
  accounting, net of income taxes..............    4,714     2,844     2,243     1,605       473
Cumulative effect of a change in accounting,
  net of income taxes..........................       --       (86)      (26)       --        --
                                                 -------   -------   -------   -------   -------
Net income.....................................    4,714     2,758     2,217     1,605       473
Preferred stock dividends......................       63        --        --        --        --
Charge for conversion of company-obligated
  mandatorily redeemable securities of a
  subsidiary trust.............................       --        --        21        --        --
                                                 -------   -------   -------   -------   -------
Net income available to common shareholders....  $ 4,651   $ 2,758   $ 2,196   $ 1,605   $   473
                                                 =======   =======   =======   =======   =======

                                                              AT DECEMBER 31,
                                            ----------------------------------------------------
                                              2005       2004       2003       2002       2001
                                            --------   --------   --------   --------   --------
                                                               (IN MILLIONS)
BALANCE SHEET DATA(1)
Assets:
  General account assets..................  $353,776   $270,039   $251,085   $217,733   $194,256
  Separate account assets.................   127,869     86,769     75,756     59,693     62,714
                                            --------   --------   --------   --------   --------
    Total assets(5)(6)....................  $481,645   $356,808   $326,841   $277,426   $256,970
                                            ========   ========   ========   ========   ========
Liabilities:
  Life and health policyholder
    liabilities(9)........................  $258,881   $193,612   $177,947   $162,986   $148,598
  Property and casualty policyholder
    liabilities...........................     3,490      3,180      2,943      2,673      2,610
  Short-term debt.........................     1,414      1,445      3,642      1,161        355
  Long-term debt..........................    12,022      7,412      5,703      4,411      3,614
  Other liabilities.......................    48,868     41,566     39,701     27,852     21,761
  Separate account liabilities............   127,869     86,769     75,756     59,693     62,714
                                            --------   --------   --------   --------   --------
    Total liabilities(5)(6)...............   452,544    333,984    305,692    258,776    239,652
                                            --------   --------   --------   --------   --------
  Company-obligated mandatorily redeemable
    securities of subsidiary trusts.......        --         --         --      1,265      1,256
                                            --------   --------   --------   --------   --------
Stockholders' Equity:
  Preferred stock, at par value(10).......         1         --         --         --         --
  Common stock, at par value(10)..........         8          8          8          8          8
  Additional paid-in capital(10)..........    17,274     15,037     14,991     14,968     14,966
  Retained earnings(10)...................    10,865      6,608      4,193      2,807      1,349
  Treasury stock, at cost(10).............      (959)    (1,785)      (835)    (2,405)    (1,934)
  Accumulated other comprehensive
    income(10)............................     1,912      2,956      2,792      2,007      1,673
                                            --------   --------   --------   --------   --------
    Total stockholders' equity............    29,101     22,824     21,149     17,385     16,062
                                            --------   --------   --------   --------   --------
    Total liabilities and stockholders'
      equity..............................  $481,645   $356,808   $326,841   $277,426   $256,970
                                            ========   ========   ========   ========   ========

                                                   AT OR FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2005       2004       2003       2002       2001
                                            --------   --------   --------   --------   --------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
OTHER DATA(1)
  Net income available to common
    shareholders..........................  $  4,651   $  2,758   $  2,196   $  1,605   $    473
  Return on common equity(11).............      18.5%      12.5%      11.4%       9.6%       2.9%
  Return on common equity, excluding
    accumulated other comprehensive
    income................................      20.4%      14.4%      13.0%      10.8%       3.2%
INCOME FROM CONTINUING OPERATIONS PER
  COMMON SHARE(1)
  Basic...................................  $   4.19   $   3.51   $   2.45   $   1.48   $   0.41
  Diluted.................................  $   4.16   $   3.49   $   2.42   $   1.43   $   0.40
INCOME FROM DISCONTINUED OPERATIONS PER
  COMMON SHARE(1)
  Basic...................................  $   2.10   $   0.28   $   0.56   $   0.80   $   0.23
  Diluted.................................  $   2.09   $   0.27   $   0.55   $   0.77   $   0.22
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PER COMMON SHARE(1)
  Basic...................................  $     --   $  (0.11)  $  (0.04)  $     --   $     --
  Diluted.................................  $     --   $  (0.11)  $  (0.03)  $     --   $     --
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS PER COMMON SHARE(1)
  Basic...................................  $   6.21   $   3.67   $   2.97   $   2.28   $   0.64
  Diluted.................................  $   6.16   $   3.65   $   2.94   $   2.20   $   0.62
DIVIDENDS DECLARED PER COMMON SHARE(1)....  $   0.52   $   0.46   $   0.23   $   0.21   $   0.20

---------------

 (1) On July 1, 2005, the Company acquired Travelers. The results of this acquisition are reflected in the 2005 selected financial data. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions and Dispositions."

 (2) In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), income related to real estate sold or classified as held-for-sale for transactions initiated on or after January 1, 2002 is presented as discontinued operations. The following table presents the components of income from discontinued real estate operations (see footnotes 5 and 6):

                                                     YEARS ENDED DECEMBER 31,
                                              --------------------------------------
                                               2005    2004    2003    2002    2001
                                              ------   -----   -----   -----   -----
                                                          (IN MILLIONS)
Investment income...........................  $  140   $ 409   $ 491   $ 644   $ 583
Investment expense..........................     (82)   (240)   (279)   (351)   (338)
Net investment gains (losses)...............   2,125     146     420     585      --
                                              ------   -----   -----   -----   -----
  Total revenues............................   2,183     315     632     878     245
Interest expense............................      --      13       4      --       1
Provision for income taxes..................     776     105     230     319      89
                                              ------   -----   -----   -----   -----
  Income from discontinued operations, net
     of income taxes........................  $1,407   $ 197   $ 398   $ 559   $ 155
                                              ======   =====   =====   =====   =====

 (3) Net investment gains (losses) exclude amounts related to real estate operations reported as discontinued operations in accordance with SFAS 144.

 (4) Net investment gains (losses) presented include scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, of $99 million, $51 million, $84 million, $32 million and $24 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Additionally, excluded from net investment gains (losses) for the year ended December 31, 2005 is ($13) million related to revaluation losses on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting.

 (5) On September 29, 2005, the Company completed the sale of P.T. Sejahtera ("MetLife Indonesia") to a third party. In accordance with SFAS 144, the assets, liabilities and operations of MetLife Indonesia have been reclassified into discontinued operations for all years presented. The following tables present the operations of MetLife Indonesia:

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                        2005   2004   2003   2002   2001
                                                        ----   ----   ----   ----   ----
                                                                 (IN MILLIONS)
Revenues from discontinued operations.................  $ 5    $ 5    $ 4    $ 5    $ 3
Expenses from discontinued operations.................   10     14      9      8      6
                                                        ---    ---    ---    ---    ---
Income from discontinued operations, before provision
  for income taxes....................................   (5)    (9)    (5)    (3)    (3)
Provision for income taxes............................   --     --     --     --     --
                                                        ---    ---    ---    ---    ---
  Income (loss) from discontinued operations, net of
     income taxes.....................................   (5)    (9)    (5)    (3)    (3)
Net investment gains, net of income taxes.............   10     --     --     --     --
                                                        ---    ---    ---    ---    ---
  Income (loss) from discontinued operations, net of
     income taxes.....................................  $ 5    $(9)   $(5)   $(3)   $(3)
                                                        ===    ===    ===    ===    ===

                                                                   AT DECEMBER 31,
                                                              -------------------------
                                                              2004   2003   2002   2001
                                                              ----   ----   ----   ----
                                                                    (IN MILLIONS)
General account assets......................................  $31    $27    $23    $21
                                                              ---    ---    ---    ---
  Total assets..............................................  $31    $27    $23    $21
                                                              ===    ===    ===    ===
Life and health policyholder liabilities....................  $24    $17    $11    $ 8
Other liabilities...........................................    4      3      5      5
                                                              ---    ---    ---    ---
  Total liabilities.........................................  $28    $20    $16    $13
                                                              ===    ===    ===    ===

 (6) On January 31, 2005, the Company sold its wholly-owned subsidiary, SSRM Holdings, Inc. ("SSRM"), to a third party. In accordance with SFAS 144, the assets, liabilities and operations of SSRM have been reclassified into discontinued operations for all years presented. The following tables present the operations of SSRM:

                                                        YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                    2005   2004   2003   2002   2001
                                                    ----   ----   ----   ----   ----
                                                             (IN MILLIONS)
Revenues from discontinued operations.............  $ 19   $328   $231   $239   $254
Expenses from discontinued operations.............    38    296    197    225    230
                                                    ----   ----   ----   ----   ----
Income (loss) from discontinued operations, before
  provision (benefit) for income taxes............   (19)    32     34     14     24
Provision (benefit) for income taxes..............    (5)    13     13      6      7
                                                    ----   ----   ----   ----   ----
  Income (loss) from discontinued operations, net
     of income taxes..............................   (14)    19     21      8     17
Net investment gains, net of income taxes.........   177     --     --     --     --
                                                    ----   ----   ----   ----   ----
  Income from discontinued operations, net of
     income taxes.................................  $163   $ 19   $ 21   $  8   $ 17
                                                    ====   ====   ====   ====   ====

                                                                AT DECEMBER 31,
                                                           -------------------------
                                                           2004   2003   2002   2001
                                                           ----   ----   ----   ----
                                                                 (IN MILLIONS)
General account assets...................................  $379   $183   $198   $203
                                                           ----   ----   ----   ----
  Total assets...........................................  $379   $183   $198   $203
                                                           ====   ====   ====   ====
Short-term debt..........................................  $ 19   $ --   $ --   $ --
Long-term debt...........................................    --     --     14     14
Other liabilities........................................   221     70     78     80
                                                           ----   ----   ----   ----
  Total liabilities......................................  $240   $ 70   $ 92   $ 94
                                                           ====   ====   ====   ====

 (7) Includes the following combined financial statement data of Conning Corporation, which was sold in 2001:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              -------------
                                                              (IN MILLIONS)
Total revenues..............................................       $32
                                                                   ===
Total expenses..............................................       $33
                                                                   ===

     As a result of this sale, an investment gain of $25 million was recorded for the year ended December 31, 2001.

 (8) Included in total revenues and total expenses for the year ended December 31, 2002 are $421 million and $358 million, respectively, related to Aseguradora Hidalgo S.A., which was acquired in June 2002.

 (9) Policyholder liabilities include future policy benefits and other policyholder funds. Life and health policyholder liabilities also include policyholder account balances, policyholder dividends payable and the policyholder dividend obligation.

(10) For additional information regarding these items, see Notes 1 and 14 of Notes to Consolidated Financial Statements.

(11) Return on common equity is defined as net income available to common shareholders divided by average common stockholders' equity.

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

     As part of the economic capital process a portion of net investment income is credited to the segments based on the level of allocated equity.

ACQUISITIONS AND DISPOSITIONS

     On September 29, 2005, the Company completed the sale of P.T. Sejahtera ("MetLife Indonesia") to a third party resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income from discontinued operations of $5 million, net of income taxes, for the year ended December 31, 2005. The Company reclassified the assets, liabilities and operations of MetLife Indonesia into discontinued operations for all periods presented.

     On September 1, 2005, the Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC, that is primarily involved in the distribution of annuity products and retirement plans to the education, healthcare, and not-for-profit markets, for approximately $56 million, of which $2 million was allocated to goodwill and $54 million to other identifiable intangibles, specifically the value of customer relationships acquired, which has a weighted average amortization period of 16 years. CitiStreet Associates will be integrated with MetLife Resources, a division of MetLife dedicated to providing retirement plans and financial services to the same markets.

     On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company ("TIC"), excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup's international insurance businesses (collectively, "Travelers"), for $12.0 billion. The results of Travelers' operations were included in the Company's consolidated financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry. Consideration paid by the Holding Company for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both the Company and Citigroup and interpretation of the provisions of the acquisition agreement by both parties. In addition to cash on-hand, the purchase price was financed through the issuance of common stock as described above, debt securities, common equity units and preferred shares. See "-- Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources."

     On January 31, 2005, the Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the sale agreement, MetLife will have an opportunity to receive, prior to the end of 2006, payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. In the fourth quarter of 2005, upon finalization of the computation, the Company received a payment of $12 million, net of income taxes, due to the retention of these specific customer accounts. The Company reclassified the assets, liabilities and operations of SSRM into discontinued operations for all periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the year ended December 31, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

     In 2003, a subsidiary of MetLife, Inc., Reinsurance Group of America, Incorporated ("RGA"), entered into a coinsurance agreement under which it assumed the traditional U.S. life reinsurance business of Allianz

Life Insurance Company of North America ("Allianz Life"). The transaction added approximately $278 billion of life reinsurance in-force, $246 million of premiums and $11 million of income before income tax expense, excluding minority interest expense, in 2003. The effects of such transaction are included within the Reinsurance segment.

     In 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition (June 20, 2002). During the second quarter of 2003, as a part of its acquisition and integration strategy, the International segment completed the legal merger of Hidalgo into its original Mexican subsidiary, Seguro Genesis, S.A., forming MetLife Mexico, S.A. As a result of the merger of these companies, the Company recorded $62 million of earnings, net of income taxes, from the merger and a reduction in policyholder liabilities resulting from a change in methodology in determining the liability for future policy benefits. Such benefit was recorded in the second quarter of 2003 in the International segment.

IMPACT OF HURRICANES

     On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama causing catastrophic damage to these coastal regions. As of December 31, 2005, the Company recognized total net losses related to the catastrophe of $134 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments, which impacted the Auto & Home and Institutional segments. The Auto & Home and Institutional segments recorded net losses related to the catastrophe of $120 million and $14 million, each net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments, respectively. MetLife's gross losses from Katrina were approximately $335 million, primarily arising from the Company's homeowners business.

     On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. As of December 31, 2005, the Company's Auto & Home segment recognized total losses related to the catastrophe of $32 million, net of income taxes and reinsurance recoverables. MetLife's gross losses from Hurricane Wilma were approximately $57 million arising from the Company's homeowners and automobile businesses.

     Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging denial of claims for damages caused to their property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company ("MPC") is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company's hurricane-related claim exposure and losses. Based on information currently known by management, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company's consolidated financial statements.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments;
(iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions;(ix) the liability for litigation and regulatory matters; and (x) accounting for employee benefit plans. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from these estimates.

  INVESTMENTS

     The Company's principal investments are in fixed maturities, mortgage and consumer loans, other limited partnerships, and real estate and real estate joint ventures, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

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

  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. VOBA, included in DAC, reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

  GOODWILL

     Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company's business segments. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple or discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

  LIABILITY FOR FUTURE POLICY BENEFITS AND UNPAID CLAIMS AND CLAIM EXPENSES

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Utilizing these assumptions, liabilities are established on a block of business basis.

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

  EMPLOYEE BENEFIT PLANS

     Certain subsidiaries of the Holding Company sponsor pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans require an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's consolidated financial statements and liquidity.

FINANCIAL CONDITION

     As a result of the Travelers acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry.

     The Travelers assets and liabilities acquired of $102 billion and $90 billion, respectively, have been included in the consolidated balance sheet of the Company at their estimated fair market values as of the date of acquisition, July 1, 2005, and significantly increased the Company's assets and liabilities in its consolidated financial statements as of December 31, 2005, as included elsewhere herein. The purchase price of $12 billion was financed through the issuance of common stock of $1 billion to Citigroup, issuances to the public of preferred stock of $2 billion, common equity units of $2 billion and debt securities of $3 billion and the use of cash on hand of $4 billion.

RESULTS OF OPERATIONS

  EXECUTIVE SUMMARY

     MetLife, Inc. is a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Through its subsidiaries and affiliates, MetLife, Inc. offers life insurance, annuities, automobile and homeowners insurance and retail banking services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America and Europe. MetLife is organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other.

     The management's discussion and analysis which follows isolates, in order to be meaningful, the results of the Travelers acquisition in the period over period comparison as the Travelers acquisition was not included in the results of the Company until July 1, 2005. The Travelers' amounts which have been isolated represent the results of the Travelers legal entities which have been acquired. These amounts represent the impact of the Travelers acquisition; however, as business currently transacted through the acquired Travelers legal entities is transitioned to legal entities already owned by the Company, some of which has already occurred, the identification of the Travelers legal entity business will not necessarily be indicative of the impact of the Travelers acquisition on the results of the Company.

     As a part of the Travelers acquisition, management realigned certain products and services within several of the Company's segments to better conform to the way it manages and assesses its business. Accordingly, all prior period segment results have been adjusted to reflect such product reclassifications. Also in connection with the Travelers acquisition, management has utilized its economic capital model to evaluate the deployment of capital based upon the unique and specific nature of the risks inherent in the Company's existing and newly acquired businesses and has adjusted such allocations based upon this model.

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

     The Company reported $4,651 million in net income available to common shareholders and diluted earnings per common share of $6.16 for the year ended December 31, 2005 compared to $2,758 million in net income available to common shareholders and diluted earnings per common share of $3.65 for the year ended December 31, 2004. The acquisition of Travelers contributed $233 million to net income available to common shareholders for the year ended December 31, 2005. Excluding the impact of Travelers, net income available to common shareholders increased by $1,660 million in the 2005 period. The years ended December 31, 2005 and 2004 include the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $71 million, net of income taxes, to the year ended December 31, 2005 and a benefit of $113 million, net of income taxes, to the comparable 2004 period. Excluding the impact of these items, net income available to common shareholders increased by $1,702 million for the year ended December 31, 2005 compared to the prior 2004 period.

     In 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, which, combined, resulted in a gain of $1,193 million, net of income taxes. In addition, during 2005, the Company completed the sales of SSRM and MetLife Indonesia and recognized gains of $177 million and $10 million, respectively, both net of income taxes. In 2004, the Company completed the sale of the Sears Tower property resulting in a gain of $85 million, net of income taxes. Accordingly, income from discontinued operations and, correspondingly, net income, increased by $1,368 million for the year ended December 31, 2005 compared to the 2004 period primarily as a result of the aforementioned sales.

     These increases were partially offset by an increase in net investment losses of $170 million, net of income taxes, for the year ended December 31, 2005 as compared to the corresponding period in 2004. The acquisition of Travelers contributed a loss of $132 million, net of income taxes, to this decrease. Excluding the impact of Travelers, net investment gains (losses) decreased by $38 million, net of income taxes, in the 2005 period. This decrease is primarily due to losses on fixed maturity security sales resulting from continued portfolio repositioning in the 2005 period. Significantly offsetting these reductions is an increase in gains from the mark-to-market on derivatives in 2005. The derivative gains resulted from changes in the value of the dollar versus major foreign currencies, including the euro and pound sterling, and changes in U.S. interest rates during the year ended December 31, 2005.

     The increase in net income available to common shareholders during the year ended December 31, 2005 as compared to the prior year is partially due to the decrease in net income available to common shareholders in the prior year of $86 million, net of income taxes, as a result of a cumulative effect of a change in accounting principle in 2004 recorded in accordance with Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1").

     In addition, during the second half of the year ended December 31, 2005, the Company paid $63 million in dividends on its Series A and Series B preferred shares issued in connection with financing the acquisition of Travelers.

     The remaining increase in net income available to common shareholders of $349 million is primarily due to an increase in premiums, fees and other revenues primarily from continued sales growth across most of the Company's business segments, as well as the positive impact of the U.S. financial markets on policy fees. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, continued strong investment spreads are largely due to higher than expected net investment income from corporate joint venture income and bond and commercial mortgage prepayment fees. Partially offsetting these increases is a rise in expenses primarily due to higher interest expense, integration costs, corporate incentive expenses, non deferrable volume-related expenses, corporate support expenses and DAC amortization.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

     The Company reported $2,758 million in net income available to common shareholders and diluted earnings per common share of $3.65 for the year ended December 31, 2004 compared to $2,196 million in net income available to common shareholders and diluted earnings per common share of $2.94 for the year ended December 31, 2003. Continued top-line revenue growth across all of the Company's business segments, strong interest rate spreads and an improvement in net investment gains (losses) are the leading contributors to the 26% increase in net income available to common shareholders for the year ended December 31, 2004 over the comparable 2003 period.

     Total premiums, fees and other revenues increased to $26.3 billion, up 8%, from the year ended December 31, 2003, primarily from continued sales growth across most of the Company's business segments, as well as the positive impact of the U.S. financial markets on policy fees. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. Continued strong investment spreads are largely due to higher than expected net investment income from corporate joint venture income and bond and commercial mortgage prepayment fees. In addition, an improvement in net investment gains (losses), net of income taxes, of $461 million is primarily due to the more favorable economic environment in 2004.

     These increases are partially offset by an $86 million, net of income taxes, cumulative effect of a change in accounting principle in 2004 recorded in accordance with SOP 03-1. In comparison, in the 2003 period the Company recorded a $26 million charge for a cumulative effect of a change in accounting in accordance with Financial Accounting Standards Board ("FASB") Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36").

  INDUSTRY TRENDS

     The Company's segments continue to be influenced by a variety of trends that affect the industry.

     Financial Environment. The current financial environment presents a challenge for the life insurance industry. A low general level of short-term and long-term interest rates can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, guaranteed interest contracts and universal life insurance. In addition, continued low interest rates could put pressure on interest spreads on existing blocks of business as declining investment portfolio yields draw closer to minimum crediting rate guarantees on certain products. The compression of the yields between spread-based products and interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent volatile equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments.

     Improving Economy. A recovery in the employment market combined with higher corporate confidence should improve demand for group insurance and retirement & savings-type products. Group insurance premium growth, for example, with respect to life and disability products, are closely tied to employers' total payroll growth. Additionally, the potential market for these products is expanded by new business creation. Bond portfolio credit losses have also benefited from an increasingly healthy economy.

     Demographics. In the coming decade, a key driver shaping the actions of the life insurance industry will be the rising income protection, wealth accumulation, protection and transfer needs of the retiring Baby Boomers -- the first of whom have entered their pre-retirement, peak savings years. As a result of increasing longevity, retirees will need to accumulate sufficient savings to finance retirements that may span 30 or more years. Helping the Baby Boomers accumulate assets for retirement and subsequently converting these assets into retirement income represents a transformative opportunity for the life insurance industry.

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

  DISCUSSION OF RESULTS

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
REVENUES
Premiums................................................  $24,860   $22,200   $20,575
Universal life and investment-type product policy
  fees..................................................    3,828     2,867     2,495
Net investment income...................................   14,910    12,364    11,472
Other revenues..........................................    1,271     1,198     1,199
Net investment gains (losses)...........................      (93)      175      (551)
                                                          -------   -------   -------
  Total revenues........................................   44,776    38,804    35,190
                                                          -------   -------   -------
EXPENSES
Policyholder benefits and claims........................   25,506    22,662    20,811
Interest credited to policyholder account balances......    3,925     2,997     3,035
Policyholder dividends..................................    1,679     1,666     1,731
Other expenses..........................................    9,267     7,813     7,168
                                                          -------   -------   -------
  Total expenses........................................   40,377    35,138    32,745
                                                          -------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................    4,399     3,666     2,445
Provision for income taxes..............................    1,260     1,029       616
                                                          -------   -------   -------
Income from continuing operations.......................    3,139     2,637     1,829
Income from discontinued operations, net of income
  taxes.................................................    1,575       207       414
                                                          -------   -------   -------
Income before cumulative effect of a change in
  accounting, net of income taxes.......................    4,714     2,844     2,243
Cumulative effect of a change in accounting, net of
  income taxes..........................................       --       (86)      (26)
                                                          -------   -------   -------
Net income..............................................    4,714     2,758     2,217
Preferred stock dividends...............................       63        --        --
Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust...........       --        --        21
                                                          -------   -------   -------
Net income available to common shareholders.............  $ 4,651   $ 2,758   $ 2,196
                                                          =======   =======   =======

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004 -- THE COMPANY

     Income from continuing operations increased by $502 million, or 19%, to $3,139 million for the year ended December 31, 2005 from $2,637 million in the comparable 2004 period. The current period includes $233 million of income from continuing operations related to the acquisition of Travelers. Included in the Travelers results is a charge for the establishment of an excess mortality reserve related to group of specific policies. In connection with MetLife's acquisition of Travelers, the Company has performed reviews of Travelers underwriting criteria in its effort to refine its estimated fair values for the purchase price allocation. As a result of these reviews and actuarial analyses, and to be consistent with MetLife's existing reserving methodologies, the Company has established an excess mortality reserve on a specific group of policies. This resulted in a charge of $20 million, net of income taxes, to fourth quarter results. The Company expects to complete its reviews and refine its estimate of the excess mortality reserve by June 30, 2006. Excluding the acquisition of Travelers, income from continuing operations increased by $269 million, or 10%. Income from continuing operations for the year ended December 31, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $71 million, net of income taxes, to the year ended December 31, 2005 and a benefit of $113 million, net of income taxes, to the comparable 2004 period. Excluding the impact of these items, income from continuing operations increased by $311 million for the year ended December 31, 2005 compared to the prior 2004 period. The Individual segment contributed $248 million, net of income taxes, to the increase, as a result of interest rate spreads, increased fee income related to the growth in separate account products, favorable underwriting, a decrease in the closed block-related policyholder dividend obligation, lower annuity net guaranteed benefit costs and lower DAC amortization. These increases were partially offset by lower net investment income, net investment losses and higher operating costs offset by revisions to certain expense, premium tax and policyholder liability estimates in the current year and write-offs of certain assets in the prior year. The Institutional segment contributed $50 million, net of income taxes, to this increase primarily due to favorable interest spreads, partially offset by a decrease in net investment gains, an adjustment recorded on DAC associated with certain long-term care products in 2005, unfavorable underwriting and an increase in other expenses. The Auto & Home segment contributed $16 million, net of income taxes, to the 2005 increase primarily due to improvements in the development of prior year claims, the non-catastrophe combined ratio, and losses from the involuntary Massachusetts automobile plan, as well as an increase in net investment income and earned premium. These increases in the Auto & Home segment were partially offset by an increase in catastrophes as a result of the impact of Hurricanes Katrina and Wilma and an increase in other expenses. The Reinsurance segment contributed $9 million, net of income taxes, to this increase primarily due to premium growth and higher net investment income, partially offset by unfavorable mortality as a result of higher claim levels in the U.S. and U.K. and a reduction in net investment gains. The International segment contributed $9 million, net of income taxes, primarily due to business growth in South Korea, Chile and Mexico. These increases in the International segment were partially offset by an increase in certain policyholder liabilities caused by unrealized investment gains (losses) on the invested assets supporting those liabilities, an increase in expenses for start up costs and contingency liabilities in Mexico, as well as a decrease in Canada primarily due to a realignment of economic capital offset by the strengthening of the liability on its pension business related to changes in mortality assumptions in the prior year and higher oversight and infrastructure expenditures in support of the segment growth. These increases in income from continuing operations were partially offset by a decrease of $21 million, net of income taxes, in Corporate & Other. The decrease in Corporate & Other is primarily due to higher interest expense on debt, integration costs associated with the acquisition of Travelers, higher interest credited on bank holder deposits and legal-related liabilities, partially offset by an increase in net investment income, higher net investment gains and a decrease in corporate support expenses.

     Premiums, fees and other revenues increased by $3,694 million, or 14%, to $29,959 million for the year ended December 31, 2005 from $26,265 million for the comparable 2004 period. The current period includes $1,009 million of premium, fees and other revenues related to the acquisition of Travelers. Excluding the acquisition of Travelers, premium, fees and other revenues increased by $2,685 million, or 10%. The Institutional segment contributed $1,266 million, or 47%, to the year over year increase. The Institutional segment increase is primarily due to sales growth and the acquisition of new business in the non-medical health & other business, as well as improved sales and favorable persistency in group life and higher structured settlement sales and pension close-outs in retirement & savings. The Reinsurance segment contributed $523 million, or 19%, to the Company's year over year increase in premiums, fees and other revenues. This growth is primarily attributable to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, as well as favorable exchange rate movements. The International segment contributed $452 million, or 17%, to the year over year increase primarily due to business growth through increased sales and renewal business in Mexico, South Korea, Brazil, and Taiwan, as well as changes in foreign currency rates. In addition, Chile's premiums, fees and other revenues increased due to the new bank distribution channel established in 2005. The Individual segment contributed $445 million, or 17%, to the year over year increase primarily due to higher fee income from variable annuity and universal life products, active marketing of income annuity products and growth in the business in traditional life products. The growth in traditional products more than offset the decline in premiums in the Company's closed block business as this business continues to run-off. Corporate & Other contributed $38 million, or 1%, to the year over year increase, primarily due to intersegment eliminations. The increase in premiums, fees and other revenues were partially offset by a decrease in the Auto & Home segment of $39 million, or 1%. This decrease is primarily attributable to reinstatement and additional reinsurance-related premiums due to Hurricane Katrina.

     Interest rate margins, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased in the Institutional and Individual segments for the year ended December 31, 2005 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees, the timing and amount of which are generally unpredictable and, as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Underwriting results were favorable within the life products in the Individual and Institutional segments, while underwriting results were unfavorable in the Reinsurance segment and in the retirement & savings and non medical health & other products within the Institutional segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2005, as the combined ratio, excluding catastrophes and before the reinstatement premiums and other reinsurance related premium adjustments due to Hurricane Katrina, decreased to 86.7% from 90.4% in the prior year period. Offsetting the improved non-catastrophe ratios in the Auto & Home segment was an increase in catastrophes primarily due to Hurricanes Katrina and Wilma. Underwriting results in the International segment increased commensurate with the growth in the business as discussed above.

     Other expenses increased by $1,454 million, or 19%, to $9,267 million for the year ended December 31, 2005 from $7,813 million for the comparable 2004 period. The current period includes $618 million of other expenses related to the acquisition of Travelers. Excluding the acquisition of Travelers, other expenses increased by $836 million, or 11%. The year ended December 31, 2005 includes a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The year ended December 31, 2004 reflects a $49 million reduction of a premium tax liability and a $22 million reduction of a liability for interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution of appreciated stock to the MetLife Foundation. Excluding the impact of these transactions, other expenses increased by $843 million, or 11%, from the comparable 2004 period. Corporate & Other contributed $413 million, or 49%, to the year over year variance primarily due to higher interest expense, integration costs associated with the Travelers acquisition, growth in interest credited to bank holder deposits at MetLife Bank, National Association ("MetLife Bank" or "MetLife Bank, N.A.") and legal-related liabilities, partially offset by a reduction in corporate support expenses. The Institutional segment contributed $178 million, or 21%, to the year over year variance primarily due to higher non-deferrable volume-related expenses associated with general business growth, corporate support expenses, higher expenses related to additional Travelers incentive accruals, as well as an adjustment recorded on DAC associated with certain long-term care products in 2005. In addition, $174 million, or 21%, of this increase is primarily attributable to higher amortization of DAC, changes in foreign currency rates, business growth commensurate with the increase in revenues discussed above, a decrease in the payroll tax liability and an accrual for an early retirement program in the International segment. Other expenses in the International segment also increased due to higher consultant fees for growth initiative projects, an increase in compensation and incentive expenses, as well as higher costs for legal, marketing and other corporate allocated expenses. The Reinsurance segment also contributed $34 million, or 4%, to the increase in other expenses primarily due to an increase in the amortization of DAC. The Auto & Home segment contributed $33 million, or 4%, to this increase primarily due to increased information technology, advertising and incentive and other compensation costs. In addition, the Individual segment contributed $11 million, or 1%, to the year over year increase primarily due to higher corporate incentive expenses and general spending, partially offset by the revision of prior period estimates for certain expense, premium tax and policyholder liabilities, as well as certain asset write-offs in the prior year and lower DAC amortization.

     Net investment gains (losses) decreased by $268 million, or 153%, to a loss of $93 million for the year ended December 31, 2005 from a net investment gain of $175 million for the comparable 2004 period. The current year includes $208 million of net investment losses related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment gains (losses) decreased by $60 million, or 34%. This decrease is primarily due to losses on fixed maturity security sales resulting from continued portfolio repositioning in the 2005 period. Significantly offsetting these reductions is an increase in gains from the mark-to-market on derivatives in 2005. The derivative gains resulted from changes in the value of the dollar versus major foreign currencies, including the euro and pound sterling, and changes in U.S. interest rates during the year ended December 31, 2005.

     Income tax expense for the year ended December 31, 2005 is $1,260 million, or 29% of income from continuing operations before provision for income taxes, compared with $1,029 million, or 28%, for the comparable 2004 period. The current period includes $80 million of income tax expense related to the acquisition of Travelers. Excluding the acquisition of Travelers, income tax expense for the year ended December 31, 2005 is $1,180 million, or 29% of income from continuing operations before provision for income taxes, compared with $1,029 million, or 28%, for the comparable 2004 period. The 2005 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the 2005 effective tax rate reflects a tax benefit of $27 million related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax provision had previously been recorded and an adjustment of a benefit of $31 million consisting primarily of a revision in the estimate of income taxes for 2004 had been made. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a decrease in the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards in South Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999 and an adjustment of a benefit of $9 million consisting primarily of a revision in the estimate of income taxes for 2003.

     Income from discontinued operations is comprised of the operations and the gain upon disposal from the sale of MetLife Indonesia on September 29, 2005 and SSRM on January 31, 2005, as well as net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale or has sold. Income from discontinued operations, net of income taxes, increased by $1,368 million, or

661%, to $1,575 million for the year ended December 31, 2005 from $207 million for the comparable 2004 period. This increase is primarily due to a gain of $1,193 million, net of income taxes, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, and the gains on the sales of SSRM and MetLife Indonesia of $177 million and $10 million, respectively, both net of income taxes, in the year ended December 31, 2005. Partially offsetting this increase is the gain on the sale of the Sears Tower property of $85 million, net of income taxes, in the year ended December 31, 2004.

     During the year ended December 31, 2004, the Company recorded an $86 million charge, net of income taxes, for a cumulative effect of a change in accounting principle in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. This charge is primarily related to those long-duration contract liabilities where the amount of the liability is indexed to the performance of a target portfolio of investment securities.

     In addition, during the second half of the year ended December 31, 2005, the Company paid $63 million in dividends on its Series A and Series B preferred shares issued in connection with financing the acquisition of Travelers.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- THE COMPANY

     Income from continuing operations increased by $808 million, or 44%, to $2,637 million for the year ended December 31, 2004 from $1,829 million in the comparable 2003 period. Income from continuing operations for the years ended December 31, 2004 and 2003 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion below. These items contributed a benefit of $113 million, net of income taxes, to the year ended December 31, 2004 and a benefit of $159 million, net of income taxes, to the comparable 2003 period. Excluding the impact of these items, income from continuing operations increased by $854 million for the year ended December 31, 2004 compared to the prior 2003 period. This increase is primarily the result of an improvement in net investment gains (losses), net of income taxes, of $461 million. Also contributing to the increase is higher earnings from interest rate spreads of approximately $306 million, net of income taxes, in the Institutional and Individual segments. Additionally, the Individual segment contributed $186 million, net of income taxes, as a result of increased income from policy fees on investment-type products partially offset by higher amortization associated with DAC of $72 million, net of income taxes, and a reduction in earnings of $101 million, net of income taxes, resulting from an increase in the closed block policyholder dividend obligation. In addition, the Auto & Home segment's earnings increased primarily due to an improved non-catastrophe combined ratio and favorable claim development related to prior accident years of $113 million, net of income taxes. This increase was partially offset by higher catastrophe losses of $73 million, net of income taxes, in 2004.

     Premiums, fees and other revenues increased by $1,996 million, or 8%, to $26,265 million for the year ended December 31, 2004 from $24,269 million for the comparable 2003 period. The Institutional segment contributed 53% to the year over year increase. This increase stems largely from sales growth and the acquisitions of new businesses in the group life and the non-medical health & other businesses, as well as an increase in structured settlements sales and pension close outs. The Reinsurance segment contributed approximately 36% to the Company's year over year increase in premiums, fees and other revenues. This growth is primarily attributable to this segment's coinsurance agreement with Allianz Life and continued growth in its traditional life reinsurance operations. The Individual segment contributed 6% to the year over year increase primarily due to higher fee income, partially offset by a reduction in the Company's closed block premiums as the business continues to run-off.

     Interest rate spreads, which generally represent the margin between net investment income and interest credited to policyholder account balances, increased across the Institutional and Individual segments during the year ended December 31, 2004 compared to the prior year period. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable and, as a result, can fluctuate from period to period.

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

     Other expenses increased by $645 million, or 9%, to $7,813 million for the year ended December 31, 2004 from $7,168 million for the comparable 2003 period. The 2004 period reflects a $49 million reduction of a premium tax liability and a $22 million reduction of a liability for interest associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution of appreciated stock to the MetLife Foundation. The 2003 period includes the impact of a $144 million reduction of a previously established liability related to the Company's race-conscious underwriting settlement. In addition, the 2003 period includes a $48 million charge related to certain improperly deferred expenses at New England Financial and a $45 million charge related to VOBA associated with a change in methodology in determining the liability for future policy benefits in the Company's International segment. Excluding the impact of these transactions, other expenses increased by $615 million, or 9%, from the comparable 2003 period. The Reinsurance segment contributed 31% to this year over year variance primarily due to the growth in expenses associated with the Allianz Life acquisition and continued revenue growth, as mentioned above. In addition, 27% of this variance is primarily attributable to increases in direct business support expenses and non-deferrable commission expenses associated with general business growth, as well as infrastructure improvements, partially offset by costs in 2003 associated with office consolidations and an impairment of assets in the Institutional segment. The Individual segment contributed 23% to this increase primarily due to accelerated DAC amortization, as well as an increase in expenses associated with general business growth. The remainder of the increase is the result of general business growth across the remaining segments and Corporate & Other.

     Net investment gains (losses) increased by $726 million, or 132%, to a net investment gain of $175 million for the year ended December 31, 2004 from a net investment loss of ($551) million for the comparable 2003 period. This increase is primarily due to the more favorable economic environment in 2004.

     Income tax expense for the year ended December 31, 2004 was $1,029 million, or 28% of income from continuing operations before provision for income taxes, compared with $616 million, or 25%, for the comparable 2003 period. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a decrease in the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforward in South Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment of $91 million for the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also, the 2004 effective tax rate reflects an adjustment of $9 million consisting primarily of a revision in the estimate of income taxes for 2003. The 2003 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, and tax benefits related to the sale of foreign subsidiaries. In addition, the 2003 effective tax rate reflects an adjustment of a benefit of $36 million consisting primarily of a revision in the estimate of income taxes for 2002.

     The income from discontinued operations is comprised of the operations of SSRM and net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale. The Company entered into an agreement to sell SSRM during the third quarter of 2004. As previously discussed, SSRM was sold effective January 31, 2005.

     Income from discontinued operations, net of income taxes, decreased $207 million, or 50%, to $207 million for the year ended December 31, 2004 from $414 million for the comparable 2003 period. The decrease is primarily due to lower recognized net investment gains from real estate properties sold in 2004 as compared to the prior year. For the years ended December 31, 2004 and 2003, the Company recognized $146 million and $420 million of net investment gains, respectively, from discontinued operations related to real estate properties sold or held-for-sale.

     During the year ended December 31, 2004, the Company recorded an $86 million charge, net of income taxes, for a cumulative effect of a change in accounting principle in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. This charge is primarily related to those long-duration contract liabilities where the amount of the liability is indexed to the performance of a target portfolio of investment securities. During the year ended December 31, 2003, the Company recorded a $26 million charge, net of income taxes, for a cumulative effect of a change in accounting in accordance with Issue B36.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
REVENUES
Premiums................................................  $11,387   $10,037   $ 9,063
Universal life and investment-type product policy
  fees..................................................      772       711       660
Net investment income...................................    5,962     4,582     4,146
Other revenues..........................................      653       654       618
Net investment gains (losses)...........................      (10)      163      (289)
                                                          -------   -------   -------
  Total revenues........................................   18,764    16,147    14,198
                                                          -------   -------   -------
EXPENSES
Policyholder benefits and claims........................   12,776    11,173    10,023
Interest credited to policyholder account balances......    1,652     1,016       974
Policyholder dividends..................................        1        --        (1)
Other expenses..........................................    2,229     1,972     1,854
                                                          -------   -------   -------
  Total expenses........................................   16,658    14,161    12,850
                                                          -------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................    2,106     1,986     1,348
Provision for income taxes..............................      706       678       485
                                                          -------   -------   -------
Income from continuing operations.......................    1,400     1,308       863
Income (loss) from discontinued operations, net of
  income taxes..........................................      162        19        49
                                                          -------   -------   -------
Income before cumulative effect of a change in
  accounting, net of income taxes.......................    1,562     1,327       912
Cumulative effect of a change in accounting, net of
  income taxes..........................................       --       (60)      (26)
                                                          -------   -------   -------
Net income..............................................  $ 1,562   $ 1,267   $   886
                                                          =======   =======   =======

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004 -- INSTITUTIONAL

     Income from continuing operations increased by $92 million, or 7%, to $1,400 million for the year ended December 31, 2005 from $1,308 million for the comparable 2004 period. The acquisition of Travelers accounted for $73 million of this increase, which includes $57 million, net of income taxes, of net investment losses. Excluding the impact of the Travelers acquisition, income from continuing operations increased by $19 million, or 1%, from the comparable 2004 period. An increase in interest margins of $124 million, net of income taxes, compared to the prior year period contributed to the increase in income from continuing operations. Management attributes this increase primarily to improvements in interest spreads for the retirement & savings and non-medical health products of $81 million and $44 million, both net of income taxes, respectively. Higher earnings from growth in the asset base, interest on economic capital, corporate and real estate joint venture income and income from securities lending activities are the primary drivers of the year over year increase. Interest margins in group life were relatively flat with a decrease of $1 million. The interest margins in the retirement & savings and the group life businesses include the impact of a reduction in interest spreads compared to the prior year period. Interest spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the year ended December 31, 2005 increased to 3.38% from 3.06% in the prior year period for the non-medical health & other business. Interest rate spreads for the year ended December 31, 2005 decreased to 1.81% and 2.04% from 1.83% and 2.19%, in the prior year period for the retirement and savings and group life businesses, respectively. Management generally expects these spreads to be in the range of 1.30% to 1.60%, 1.20% to 1.35%, and 1.60% to 1.80% for the non-medical health &
other, retirement & savings, and the group life businesses, respectively. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. The increase in interest margins is partially offset by a decrease of $57 million, net of income taxes, in net investment gains (losses), which is partially offset by a decrease of $10 million, net of income taxes, in policyholder benefits and claims related to net investment gains (losses). Also contributing to the decline in income from continuing operations is a $14 million charge, net of income taxes, related to an adjustment recorded on DAC associated with certain long-term care products in 2005 and a reduction of a premium tax liability of $31 million, net of income taxes, recorded in 2004. Underwriting results decreased by $7 million, net of income taxes, compared to the prior year. This decline is primarily due to less favorable results of $27 million, net of income taxes, in retirement & savings and a $24 million, net of income taxes, decrease in non-medical health & other. These unfavorable results were partially offset by an improvement of $44 million, net of income taxes, in group life's underwriting results, primarily due to favorable claim experience. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. In addition, increases in operating expenses, which include higher expenses related to the Travelers integration, have more than offset the remaining growth in premiums, fees and other revenues.

     Total revenues, excluding net investment gains (losses), increased by $2,790 million, or 17%, to $18,774 million for the year ended December 31, 2005 from $15,984 million for the comparable 2004 period. The acquisition of Travelers accounted for $855 million of this increase. Excluding the impact of the Travelers acquisition, total revenues, excluding net investment gains (losses), increased by $1,935 million, or 12%, from the comparable 2004 period. This increase is comprised of growth in premiums, fees and other revenues of $1,266 million and higher net investment income of $669 million. The increase of $1,266 million in premiums, fees, and other revenues is largely due to an increase in non-medical health & other of $520 million, primarily due to growth in the disability, dental and accidental death and dismemberment ("AD&D") products of $360 million. In addition, continued growth in the long-term care business contributed $138 million, of which $25 million is related to the 2004 acquisition of TIAA/CREF's long-term care business. Group life insurance premiums, fees and other revenues increased by $481 million, which management primarily attributes to improved sales and favorable persistency, as well as a significant increase in premiums from two large customers. Retirement & savings' premiums, fees and other revenues increased by $265 million, which is largely due to growth in premiums, resulting primarily from an increase of $166 million in structured settlement sales and $107 million in pension close-outs. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period. In addition, net investment income increased by $669 million primarily due to higher income from growth in the asset base driven by sales, particularly in guaranteed interest contracts and the structured settlement business. In addition, increases in corporate and real estate joint venture income, interest on economic capital, and income from securities lending activities across the majority of the businesses, and higher short-term interest rates contributed to the growth compared to the prior year.

     Total expenses increased by $2,497 million, or 18%, to $16,658 million for the year ended December 31, 2005 from $14,161 million for the comparable 2004 period. The acquisition of Travelers accounted for $658 million of this increase. Excluding the impact of the acquisition of Travelers, total expenses increased by $1,839 million, or 13%, from the comparable 2004 period. This increase is comprised of higher policyholder benefits and claims of $1,278 million, an increase in interest credited to policyholder account balances of $334 million and an increase in other expenses of $227 million. The increase in policyholder benefits and claims of $1,278 million is attributable to a $482 million, a $452 million, and a $344 million increase in the non-medical health & other, group life, and retirement & savings businesses, respectively. These increases are predominantly attributable to the business growth referenced in the revenue discussion above. The increase in policyholder benefits and claims in the non-medical health & other business include the impact of the acquisition of TIAA/CREF of $43 million. These increases include $2 million and $18 million of policyholder benefits and claims related to Hurricane Katrina in the group life and non-medical health & other business, respectively. The increase in interest credited to policyholder account balances of $334 million is primarily the result of the impact of growth in guaranteed interest contracts within the retirement & savings business. In addition, the impact of higher short-term interest rates in the current year, also contributed to the increase. The rise in other expenses of $227 million is primarily due to higher non-deferrable volume-related expenses of $61 million, which are largely associated with business growth, an increase of $39 million in corporate support expenses, and $43 million of Travelers-related integration costs, principally incentive accruals. In addition, expenses increased as a result of the impact of a $49 million benefit recorded in the second quarter of 2004, which is related to a reduction in a premium tax liability. Expenses also increased by $22 million related to an adjustment of DAC for certain long-term care products in 2005.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- INSTITUTIONAL

     Income from continuing operations increased by $445 million, or 52%, to $1,308 million for the year ended December 31, 2004 from $863 million for the comparable 2003 period. An improvement of $287 million, net of income taxes, in net investment gains (losses), which is partially offset by an increase of $63 million, net of income taxes, in policyholder benefits and claims related to net investment gains (losses), is a significant component of the increase. In addition, favorable interest rate spreads contributed $219 million, net of income taxes, to the increase compared to the prior year period, with the retirement & savings products generating $182 million, net of income taxes, of this increase. Higher investment yields, growth in the asset base and lower average crediting rates are the primary drivers of the year over year increase in interest rate spreads. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the year ended December 31, 2004 increased to 2.06%, 1.66% and 1.88% for group life, retirement & savings and the non-medical health & other businesses, respectively, from 2.04%, 1.40% and 1.51% for the group life, retirement & savings, and the non-medical health & other businesses, respectively, in the comparable prior year period. Management generally expects these spreads to be in the range of 1.60% to 1.80%, 1.30% to 1.45%, and 1.30% to 1.50% for the group life, retirement & savings and the non-medical health & other businesses, respectively. Earnings from interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. Also contributing to the increase in income from continuing operations is a reduction in a premium tax liability of $31 million in the second quarter of 2004, net of income taxes. These increases in income from continuing operations are partially offset by less favorable underwriting results, which are estimated to have declined $40 million, net of income taxes, compared to the prior year period. Management attributes this decrease to mixed claim experience in the non-medical health & other and group life business. Underwriting results are significantly influenced by mortality and morbidity trends, as well as claim experience and, as a result, can fluctuate from period to period.

     Total revenues, excluding net investment gains (losses), increased by $1,497 million, or 10%, to $15,984 million for the year ended December 31, 2004 from $14,487 million for the comparable 2003 period. Growth of $1,061 million in premiums, fees, and other revenues contributed to the revenue increase. Group life insurance premiums, fees and other revenues increased by $452 million, which management primarily attributes to improved sales and favorable persistency, as well as the acquisition of the John Hancock group life insurance business in late 2003, which contributed $20 million to the increase. Non-medical health & other business premiums, fees and other revenues increased by $421 million partly due to the continued growth in long-term care of $149 million, of which $41 million is related to the 2004 acquisition of TIAA/ CREF's long-term care business. Growth in the disability business, dental business and AD&D products contributed $260 million to the year over year increase. Retirement & savings' premiums, fees and other revenues increased by $188 million, which is largely due to a growth in premiums of $172 million, resulting primarily from an increase in structured settlement sales and pension close-outs. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from year to year. In addition, an increase of $436 million in net investment income, which is primarily due to higher income from growth in the asset base, earnings on corporate joint venture income and bond and commercial mortgage prepayment fees contributed to the overall increase in revenues. This increase is a component of the favorable interest rate spreads discussed above.

     Total expenses increased by $1,311 million, or 10%, to $14,161 million for the year ended December 31, 2004 from $12,850 million for the comparable 2003 period. This increase is comprised of higher policyholder benefits and claims of $1,150 million, an increase to interest credited to policyholder account balances of $42 million and an increase in other expenses of $118 million. The increase in policyholder benefits and claims of $1,150 million is primarily attributable to a $453 million, $412 million, and $285 million increase in the group life, non-medical health & other and retirement & savings businesses, respectively. These increases are predominantly attributable to the business growth discussed in the revenue discussion above. The increases in group life and the non-medical health & other businesses include the impact of the acquisition of certain businesses from John Hancock and TIAA/CREF of $11 million and $39 million, respectively. Also included in the increase is the impact of less favorable claim experience, primarily in the non-medical health & other business. Interest credited to policyholder account balances increased by $42 million over the prior year period primarily as a result of the impact of growth in guaranteed interest contracts within the retirement & savings business. Other operating expenses increased $118 million. The largest component of this expense growth is an increase of $92 million related to increases in direct business support expenses. In addition, non-deferrable commissions and premium taxes increased by $25 million. This item is net of a $49 million reduction in a premium tax liability in the second quarter of 2004. Excluding this item, non-deferrable commissions and premium taxes increased by $74 million, which is commensurate with the aforementioned revenue growth. In addition, the Company incurred infrastructure improvement costs of $34 million and expenses of $12 million related to the closing of one of the Company's disability claims centers which were partially offset by a decline of $45 million primarily relating to expenses incurred in the prior year for office closures and consolidations and an impairment of related assets.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the years indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
REVENUES
Premiums................................................  $ 4,502   $ 4,204   $ 4,363
Universal life and investment-type product policy
  fees..................................................    2,476     1,805     1,564
Net investment income...................................    6,535     6,031     6,069
Other revenues..........................................      477       422       380
Net investment gains (losses)...........................      (50)       91      (311)
                                                          -------   -------   -------
  Total revenues........................................   13,940    12,553    12,065
                                                          -------   -------   -------
EXPENSES
Policyholder benefits and claims........................    5,420     5,107     5,048
Interest credited to policyholder account balances......    1,775     1,618     1,734
Policyholder dividends..................................    1,670     1,657     1,721
Other expenses..........................................    3,272     2,879     2,783
                                                          -------   -------   -------
  Total expenses........................................   12,137    11,261    11,286
                                                          -------   -------   -------
Income from continuing operations before provision for
  income taxes..........................................    1,803     1,292       779
Provision for income taxes..............................      595       428       260
                                                          -------   -------   -------
Income from continuing operations.......................    1,208       864       519
Income from discontinued operations, net of income
  taxes.................................................      295        21        51
                                                          -------   -------   -------
Net income..............................................  $ 1,503   $   885   $   570
                                                          =======   =======   =======

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004 -- INDIVIDUAL

     Income from continuing operations increased by $344 million, or 40%, to $1,208 million for the year ended December 31, 2005 from $863 million for the comparable 2004 period. The acquisition of Travelers accounted for $96 million of the increase which includes $66 million, net of income taxes, of net investment losses. Included in the Travelers results is a charge for the establishment of an excess mortality reserve related to group of specific policies. In connection with MetLife's acquisition of Travelers, the Company has performed reviews of Travelers underwriting criteria in its effort to refine its estimated fair values for the purchase allocation. As a result of these reviews and actuarial analyses, and to be consistent with MetLife's existing reserving methodologies, the Company has established an excess mortality reserve on a specific group of policies. This resulted in a charge of $20 million, net of income taxes, to fourth quarter results. The Company expects to complete its reviews and refine its estimate of the excess mortality reserve by June 30, 2006. Excluding the impact of the acquisition of Travelers, income from continuing operations increased by $248 million, or 29%, for the comparable 2004 period. Included in this increase are net investment losses of $26 million, net of income taxes. Improvements in interest rate spreads contributed $117 million, net of income taxes, to the year over year increase. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and prepayment fees on bonds and commercial mortgages, the timing and amount of which are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period. Fee income from separate account products increased by $126 million, net of income taxes, primarily related to growth in the business and favorable market conditions. Favorable underwriting results in life products contributed $37 million, net of income taxes, to the increase in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. The decrease in the closed-block related policyholder dividend obligation of $27 million, net of income taxes, lower annuity net guaranteed benefit costs of $12 million, net of income taxes, and lower DAC amortization of $6 million, net of income taxes, all contributed to the increase. These increases in income from continuing operations are partially offset by lower net investment income on blocks of business that are not driven by interest rate spreads of $19 million, net of income taxes. The increase in income from continuing operations is partially offset by higher expenses of $10 million, net of income taxes, primarily due to higher operating costs offset by the impact of revisions to certain expense, premium tax and policyholder liability estimates in the current year and certain asset write-offs in the prior year. Additionally, offsetting the increase in income from continuing operations, is a revision to the estimate for policyholder dividends of $9 million, net of income taxes, which occurred in the prior year. The changes in tax rates between years accounted for a decrease in income from continuing operations of $15 million.

     Total revenues, excluding net investment gains (losses), increased by $1,528 million, or 12%, to $13,990 million for the year ended December 31, 2005 from $12,462 million for the comparable 2004 period. The acquisition of Travelers accounted for $975 million of the increase. Excluding the impact of the acquisition of Travelers, total revenues, excluding net investment gains (losses) increased by $553 million, or 4%, to $13,015 million for the year ended December 31, 2005 from $12,462 million for the comparable 2004 period. This increase includes higher fee income primarily from variable annuity and universal life products of $239 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $170 million in 2005 to the active marketing of income annuity products. Although premiums associated with the Company's closed block of business continue to decline, as expected, by $94 million, an increase in premiums of $130 million from other life products more than offset the decline of the closed block. Included in the premium increase of the other life products is the impact of growth in the business and a new reinsurance strategy where more business is retained. Net investment income increased by $108 million resulting from higher joint venture income and bond and commercial mortgage prepayment fees partially offset by a decline in bond yields.

     Total expenses increased by $876 million, or 8%, to $12,137 million for the year ended December 31, 2005 from $11,261 million for the comparable 2004 period. The acquisition of Travelers accounted for $761 million of the increase. Excluding the impact from the acquisition of Travelers, total expenses increased by $115 million, or 1%, to $11,376 million for the year ended December 31, 2005 from $11,261 million for the comparable 2004 period. Higher expenses are primarily the result of higher policyholder benefits primarily due to the increase in future policy benefits of $207 million, commensurate with the net increase in premium on annuity and life products discussed above, partially offset by $5 million due to better mortality in life products. Also partially offsetting the increase in policyholder benefits was a reduction in the closed block-related policyholder dividend obligation of $41 million and a benefit of $18 million associated with the hedging of guaranteed annuity benefit riders. The reduction in the closed block-related policyholder dividend obligation was driven by lower net investment income, offset by higher realized gains in the closed block. Interest credited to policyholder account balances decreased by $45 million due to lower crediting rates, partially offset by the growth in policyholder account balances. In addition, total expenses increased by $13 million due to a revision in the estimate of policyholder dividends in the prior period. Other expenses increased primarily due to higher corporate incentive expenses of $60 million and higher general spending of $28 million. The current year includes revisions to prior period estimates for certain expense, premium tax and policyholder liabilities which reduce the current year expenses while the prior period includes certain asset write-offs which increased the prior year expenses. The impact of these two items resulted in a decrease in other expenses of $73 million. Also offsetting the increase in other expenses is lower DAC amortization of $9 million resulting from net investment losses and adjustments for management's update of assumptions used to determine estimated gross margins partially offset by growth in the business.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- INDIVIDUAL

     Income from continuing operations increased by $345 million, or 66%, to $864 million for the year ended December 31, 2004 from $519 million for the comparable 2003 period. Included in this increase is an improvement in net investment gains (losses) of $269 million, net of income taxes. This increase includes additional fee income of $186 million, net of income taxes, primarily related to separate account products. In addition, improvement in interest rate spreads contributed $81 million, net of income taxes, to the year over year increase. These spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads include income from certain investment transactions, including corporate joint venture income and bond and commercial mortgage prepayment fees, the timing and amount of which are generally unpredictable. As a result, income from these investment transactions may fluctuate from year to year. Additionally, the charge of $32 million, net of income taxes, in 2003 related to certain improperly deferred expenses at New England Financial, and a reduction in policyholder dividends of $43 million, net of income taxes, in 2004 contributed to the increase in income from continuing operations. These increases in income from continuing operations are partially offset by a reduction in earnings of $101 million, net of income taxes, resulting from an increase in the closed block-related policyholder dividend obligation, associated primarily with an improvement in net investment gains (losses). Higher DAC amortization of $72 million, net of income taxes, also increased expenses for the year ended December 31, 2004. Additionally, offsetting these increases are lower net investment income on traditional life and income annuity products of $32 million, net of income taxes. The application of SOP 03-1 and the corresponding cost of hedging guaranteed annuity benefit riders reduced earnings by $30 million, net of income taxes. In addition, less favorable underwriting results in the traditional and universal life products of $22 million, net of income taxes, and higher general spending of $17 million, net of income taxes, added to this offset. These underwriting results are significantly influenced by mortality experience and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period.

     Total revenues, excluding net investment gains (losses), increased by $86 million, or 1%, to $12,462 million for the year ended December 31, 2004 from $12,376 million for the comparable 2003 period. This increase includes higher fee income primarily from separate account products of $256 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, management attributes higher premiums of $37 million in 2004 to the active marketing of income annuity products. The increased volume of sales in 2004 also resulted in higher broker/dealer and other subsidiaries revenues of $27 million. Partially offsetting the increases in total revenues for the year ended December 31, 2004 are lower premiums of $196 million which are primarily related to the Company's closed block of business which decreased by $209 million and continues to run off at management's expected range of 3% to 6% per year. In addition, lower net investment income of $38 million resulting from lower investment yields offset increases in total revenues.

     Total expenses decreased by $25 million, or less than 1%, to $11,261 million for the year ended December 31, 2004 from $11,286 million for the comparable 2003 period. Lower expenses are primarily the result of a $193 million decrease in the closed block policyholder benefits, commensurate with the net decrease in premiums and a $116 million decline in interest credited to policyholder account balances due to lower crediting rates. Also included in the decrease in expenses are lower policyholder dividends of $64 million primarily resulting from reductions in the dividend scale in late 2003 and a charge in 2003 related to certain improperly deferred expenses at New England Financial of $48 million. Partially offsetting these decreases in expenses is a $151 million increase in the closed block-related policyholder dividend obligation based on positive performance of the closed block and higher DAC amortization of $108 million. The increase in DAC amortization is a result of accelerated amortization resulting from improvement in net investment gains (losses) and the update of management's assumptions used to determine estimated gross margins. Additionally, offsetting the decrease to expenses is a $46 million increase from the application of SOP 03-1 and the corresponding cost of hedging guaranteed annuity benefit riders, a $35 million increase in future policy benefits commensurate with the increase in income annuity premiums, and a $10 million increase in policyholder benefits primarily due to higher amortization of deferred sales inducements due to growth in expenses. Further, the decrease in expenses was offset by higher general spending of $26 million and a $10 million increase in broker/dealer and other subsidiary-related expenses. Additionally, unfavorable underwriting results in the traditional and universal life products of $9 million contributed to the increase.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
REVENUES
Premiums...................................................  $2,911   $2,948   $2,908
Net investment income......................................     181      171      158
Other revenues.............................................      33       35       33
Net investment gains (losses)..............................     (12)      (9)     (15)
                                                             ------   ------   ------
  Total revenues...........................................   3,113    3,145    3,084
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   1,994    2,079    2,139
Policyholder dividends.....................................       3        2        2
Other expenses.............................................     828      795      756
                                                             ------   ------   ------
  Total expenses...........................................   2,825    2,876    2,897
                                                             ------   ------   ------
Income before provision for income taxes...................     288      269      187
Provision for income taxes.................................      64       61       30
                                                             ------   ------   ------
Net income.................................................  $  224   $  208   $  157
                                                             ======   ======   ======

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004 -- AUTO & HOME

     Net income increased by $16 million, or 8%, to $224 million for the year ended December 31, 2005 from $208 million for the comparable 2004 period. The increase is primarily the result of improvements in the development of prior years claims of $40 million, net of income taxes, and an improvement in the non-catastrophe combined ratio resulting in $16 million, net of income taxes, primarily due to lower automobile and homeowner claim frequencies. Also contributing to this increase in net income is an improvement in losses from the involuntary Massachusetts automobile plan of $12 million, net of income taxes, an increase in net investment income of $6 million, net of income taxes, and an increase in earned premium of $4 million, net of income taxes, as discussed below. Offsetting these improved results, is an increase in catastrophes, including Hurricanes Katrina and Wilma of $63 million, net of income taxes.

     Total revenues, excluding net investment gains (losses), decreased by $29 million, or 1%, to $3,125 million for the year ended December 31, 2005 from $3,154 million for the comparable 2004 period. This decrease is primarily attributable to reinstatement and additional reinsurance-related premiums due to Hurricane Katrina of $43 million. This decrease was partially offset by higher net investment income of $10 million, primarily due to a change in the allocation of economic capital, offset by a lower yield on a slightly higher invested asset base and an increase in earned premium of $6 million primarily due to rate increases, higher inflation guard endorsements and higher insurance-to-value programs, all in the homeowners business.

     Total expenses decreased by $51 million, or 2%, to $2,825 million for the year ended December 31, 2005 from $2,876 million for the comparable 2004 period. This decrease is predominantly due to improved non-catastrophe losses of $32 million. This is primarily due to lower non-catastrophe automobile and homeowner claim frequencies of $18 million and a smaller exposure base of $15 million for the year ended December 31, 2005 versus the comparable 2004 period. Improvement in the development of losses reported in prior years contributed $61 million. Unallocated claim expenses, excluding the expenses associated with Hurricane Katrina, decreased by $28 million mainly due to a smaller increase in the year over year change in unallocated claim expense liability due to a smaller increase in the related loss reserve and related unallocated claim expense reserve rate. Assumed losses from the involuntary Massachusetts automobile plan decreased by $18 million primarily due to improved claim frequency and severity trends. These improvements were partially offset by an increase in catastrophe losses, including Hurricanes Katrina and Wilma, of $54 million and an increase in other expenses of $33 million primarily as a result of higher information technology, advertising and compensation costs. The combined ratio, excluding catastrophes and before the reinstatement premiums and other reinsurance-related premium adjustments due to Hurricane Katrina, is 86.7% for the year ended December 31, 2005 versus 90.4% for the comparable 2004 period.

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

     Total revenues, excluding net investment gains (losses), increased by $55 million, or 2%, to $3,154 million for the year ended December 31, 2004 from $3,099 million for the comparable 2003 period. This increase is primarily attributable to a $40 million increase in premiums, which is largely the result of an increase in the average earned premium resulting from continued rate increases. In addition, a $13 million increase in net investment income is largely attributable to growth in the underlying asset base, an increase in the investment yield and higher income related to tax advantaged municipal bonds.

     Total expenses decreased by $21 million, or 1%, to $2,876 for the year ended December 31, 2004 from $2,897 million for the comparable 2003 period. This decrease is the result of an improvement in policyholder benefits and claims due to a favorable change of $94 million in prior year claim development, as well as a decrease in expenses of $80 million resulting from an improved non-catastrophe combined ratio primarily attributable to lower automobile and homeowners claim frequencies. These favorable changes in expenses are partially offset by an increase in losses from catastrophes of $112 million and a $39 million increase in expenses primarily due to inflation and employee and other related labor costs. The combined ratio excluding catastrophes declined to 90.4% for the year ended December 31, 2004 from 97.1% for the comparable 2003 period.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the years indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
REVENUES
Premiums....................................................  $2,186   $1,690   $1,631
Universal life and investment-type product policy fees......     579      349      271
Net investment income.......................................     844      585      500
Other revenues..............................................      20       23       80
Net investment gains (losses)...............................       5       23        8
                                                              ------   ------   ------
  Total revenues............................................   3,634    2,670    2,490
                                                              ------   ------   ------
EXPENSES
Policyholder benefits and claims............................   2,128    1,611    1,456
Interest credited to policyholder account balances..........     278      151      143
Policyholder dividends......................................       5        6        9
Other expenses..............................................   1,000      614      652
                                                              ------   ------   ------
  Total expenses............................................   3,411    2,382    2,260
                                                              ------   ------   ------
Income from continuing operations before provision for
  income taxes..............................................     223      288      230
Provision (benefit) for income taxes........................      36       86       17
                                                              ------   ------   ------
Income from continuing operations...........................     187      202      213
Income (loss) from discontinued operations, net of income
  taxes.....................................................       5       (9)      (5)
                                                              ------   ------   ------
Income before cumulative effect of a change in accounting,
  net of income taxes.......................................     192      193      208
Cumulative effect of a change in accounting, net of income
  taxes.....................................................      --      (30)      --
                                                              ------   ------   ------
Net income..................................................  $  192   $  163   $  208
                                                              ======   ======   ======

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004 -- INTERNATIONAL

     Income from continuing operations decreased by $15 million, or 7%, to $187 million for the year ended December 31, 2005 from $202 million for the comparable 2004 period. The acquisition of Travelers accounted for a loss from continuing operations of $24 million including net investment losses of $14 million, net of income taxes. Excluding the impact of the Travelers acquisition, income from continuing operations increased by $9 million, or 4%, over the prior year. South Korea's income from continuing operations increased by $26 million, net of income taxes, primarily due to growth in business, specifically higher sales of its variable universal life product and a larger in-force business. Chile's income from continuing operations increased by $8 million primarily due to growth in business, specifically in the new bank distribution channel, as well as an increase in net investment income primarily due to higher inflation rates. Mexico's income from continuing operations increased by $8 million, primarily due to tax benefits of $27 million under the American Jobs Creation Act of 2004, higher net investment earnings, an adjustment to the amortization of DAC for management's update of assumptions used to determine estimated gross margins and several other one-time revenue items. These increases in Mexico were substantially offset by an increase in certain policyholder liabilities caused by unrealized investment losses on the invested assets supporting those liabilities, as well as an increase in expenses for start up costs for the new Mexican Pension Business ("AFORE") and contingency liabilities. Partially offsetting these increases in income from continuing operations was a decrease in Canada of $13 million, net of income taxes, primarily due to a realignment of economic capital, offset by the strengthening of the liability on its pension business related to changes in mortality assumptions in the prior year and higher home office and infrastructure expenditures in support of the segment growth of $16 million, net of income taxes. The remainder of the variance can be attributed to various other countries. Additionally, $4 million of the increase in income from continuing operations is due to changes in the foreign currency exchange rates.

     Total revenues, excluding net investment gains (losses), increased by $982 million, or 37%, to $3,629 million for the year ended December 31, 2005 from $2,647 million for the comparable 2004 period. The acquisition of Travelers accounted for $377 million of this increase. Excluding the impact of the Travelers acquisition, total revenues, excluding net investment gains, increased by $605 million, or 23%, over the comparable 2004 period. Premiums, fees and other revenues increased by $452 million, or 22%, to $2,514 million for the year ended December 31, 2005 from $2,062 million for the comparable 2004 period. This increase is primarily the result of continued business growth through increased sales and renewal business within South Korea, Brazil and Taiwan of $216 million, $48 million and $31 million, respectively. Mexico's premiums, fees and other revenues increased by $78 million primarily due to increases in the institutional and agency business channels, as well as several one-time other revenue items of $19 million. Chile's premiums, fees and other revenues increased by $64 million mainly due to its new bank distribution channel. Net investment income increased by $153 million, or 26%, to $738 million for the year ended December 31, 2005 from $585 million for the comparable 2004 period. Mexico's net investment income increased by $89 million due principally to increases in interest rates and also as a result of an increase in invested assets. Chile's net investment income increased by $58 million primarily due to higher inflation rates and an increase in invested assets. Investment valuations and returns on invested assets in Chile are linked to the inflation rates. South Korea and Taiwan's net investment income increased by $20 million and $11 million, respectively, primarily due to an increase in their invested assets. These increases in net investment income were partially offset by a decrease of $21 million due to the realignment of economic capital. The remainder of the increases in total revenues, excluding net investment gains can be attributed to business growth and investment income in other countries. Additionally, $221 million of the increase in total revenues, excluding net investment gains (losses), is due to changes in foreign currency exchange rates.

     Total expenses increased by $1,029 million, or 43%, to $3,411 million for the year ended December 31, 2005 from $2,382 million for the comparable 2004 period. The acquisition of Travelers accounted for $404 million of this increase. Excluding the impact of the Travelers acquisition, total expenses increased by $625 million, or 26%, over the comparable 2004 period. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $451 million, or 26%, to $2,219 million for the year ended December 31, 2005 from $1,768 million for the comparable 2004 period. Policyholder benefits and claims and dividends in Mexico increased by $177 million primarily due to an increase in certain policyholder liabilities caused by unrealized investment gains (losses) on the invested assets supporting those liabilities of $110 million, as well as an increase in interest credited to policyholder accounts of $65 million in line with the net investment income increase in Mexico. South Korea, Taiwan and Brazil's policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts increased by $122 million, $41 million and $27 million, respectively, commensurate with the business growth discussed above. Chile's policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts increased by $86 million due to the business growth primarily in the bank distribution channel business, as well as to an increase in the liabilities for annuity benefits, which, like net investment income on related assets, are linked to the inflation rate. Hong Kong's policyholder benefits and claims and policyholder dividends increased by $3 million due to higher claims and the associated increase in liabilities in 2005. These increases were partially offset by a decrease of $10 million in Canada's policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances primarily due to the strengthening of the liability on its pension business related to changes in mortality assumptions in the prior year. Other expenses increased by $174 million, or 28%, to $788 million for the year ended December 31, 2005 from $614 million for the comparable 2004 period. South Korea's other expenses increased by $73 million primarily due to higher amortization of deferred acquisition costs driven by the rapid growth in the business, a decrease in a payroll tax liability in the prior year resulting from the resolution of the related tax matter, an accrual for an early retirement program in 2005, as well as additional overhead expenses in line with the growth in business. Mexico's other expenses increased by $17 million primarily due to incurred start up costs during the current year associated with the AFORE operations, an increase in liabilities related to potential employment matters in 2005, an increase in consulting services and a decrease in the prior year of severance accruals. Partially offsetting these increases in Mexico is a decrease in the amortization of DAC due to an adjustment for management's update of assumptions used to determine estimated gross margins. Brazil's other expenses increased by $28 million, primarily due to growth in business discussed above including an increase in non-deferrable sales expenses. Chile's other expenses increased by $24 million due primarily to increases in non-deferrable expenses for the bank distribution channel of business in 2005. Other expenses at home office also increased by $26 million primarily due to increased consultant fees for growth initiative projects, an increase in compensation resulting from increased headcount, higher incentive compensation, as well as higher costs for legal, marketing and other corporate support expenses. The remainder of the increase in total expenses can be attributed to business growth in other countries. Additionally, a component of the growth in total expenses is due to changes in foreign currency exchange rates of $202 million.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- INTERNATIONAL

     Income from continuing operations decreased by $11 million, or 5%, to $202 million for the year ended December 31, 2004 from $213 million for the comparable 2003 period. The prior year includes a $62 million benefit, net of income taxes, from the merger of the Mexican operations and a reduction in policyholder liabilities resulting from a change in methodology in determining the liability for future policy benefits, a $12 million tax benefit in Chile related to the merger of two subsidiaries and an $8 million benefit, net of income taxes, related to reinsurance treaties. These increases are partially offset by a $19 million charge, net of income taxes, in Taiwan related to an increased loss recognition liability due to low interest rates relative to product guarantees. The prior year also includes a $4 million benefit, net of income taxes, related to the Spanish operations, which were sold in 2003. Excluding these items, income from continuing operations increased by $56 million, or 38%. A significant component of this increase is attributable to the application of SOP 03-1 in 2004, which resulted in a $21 million decrease, net of income taxes, in policyholder liabilities in Mexico. The primary driver of the 2004 impact is a decline in the fair value of the underlying assets associated with these contracts. Additionally, a $10 million, net of income taxes, increase in net investment gains is primarily due to the gain from the sale of the Spanish operations. In addition, 2004 includes $8 million of certain tax-related benefits in South Korea. The remainder of the increase can be attributed to business growth in other countries. Additionally, $8 million of the decrease in income from continuing operations is due to changes in the foreign currency exchange rates.

     Total revenues, excluding net investment gains (losses), increased by $165 million, or 7%, to $2,647 million for the year ended December 31, 2004 from $2,482 million for the comparable 2003 period. The prior year period includes $230 million of revenues related to the Spanish operations, which were sold in 2003. Excluding the sale of these operations, revenues increased by $395 million, or 18%. The Company's Mexican and Chilean operations increased revenues by $144 million and $58 million, respectively, primarily due to growth in the business, as well as improved investment earnings. The Company's operations in South Korea and Taiwan also have increased revenues by $121 million and $34 million, respectively, primarily due to increased new sales and renewal business. The remainder of the increase can be attributed to business growth in other countries. Changes in foreign currency exchange rates contributed $14 million to the year over year increase in total revenues.

     Total expenses increased by $122 million, or 5%, to $2,382 million for the year ended December 31, 2004 from $2,260 million for the comparable 2003 period. The prior year includes expenses of $223 million related to the Spanish operations, which were sold in 2003. The prior year also includes a $79 million benefit related to a reduction in the Mexican operation's policyholder liabilities resulting from a change in methodology in determining the liability for future policy benefits, partially offset by a related increase of $45 million in amortization of VOBA. Additionally, Taiwan's 2003 expenses include a $30 million pre-tax charge due to an increased loss recognition reserve as a result of low interest rates relative to product guarantees. Excluding these items, expenses increased $341 million, or 17%, over the prior year. Expenses grew by $71 million, $98 million, $58 million and $36 million for the operations in Mexico, South Korea, Chile and Taiwan, respectively, which is commensurate with the revenue growth discussed above. In addition, 2004 includes a $33 million decrease in Mexico's policyholder liabilities resulting from the application of SOP 03-1. Canada's expenses increased by $13 million due primarily to the strengthening of the liability on its pension business related to changes in mortality assumptions in the fourth quarter of 2004. The remainder of the increase in total expenses is primarily related to the ongoing investment in infrastructure. Changes in foreign currency exchange rates contributed $18 million to the year over year increase in total expenses.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the years indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
REVENUES
Premiums....................................................  $3,869   $3,348   $2,648
Universal life and investment-type product policy fees......      --       --       --
Net investment income.......................................     606      538      431
Other revenues..............................................      58       56       47
Net investment gains (losses)...............................      22       59       62
                                                              ------   ------   ------
  Total revenues............................................   4,555    4,001    3,188
                                                              ------   ------   ------
EXPENSES
Policyholder benefits and claims............................   3,206    2,694    2,109
Interest credited to policyholder account balances..........     220      212      184
Policyholder dividends......................................      --        1       --
Other expenses..............................................     991      957      764
                                                              ------   ------   ------
  Total expenses............................................   4,417    3,864    3,057
                                                              ------   ------   ------
Income before provision for income taxes....................     138      137      131
Provision for income taxes..................................      46       46       45
                                                              ------   ------   ------
Net income..................................................  $   92   $   91   $   86
                                                              ======   ======   ======

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004 -- REINSURANCE

     Net income increased by $1 million, or 1%, to $92 million for the year ended December 31, 2005 from $91 million for the comparable 2004 period. This increase is attributable to a 14% increase in revenues, primarily due to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations, as well as an increase in net investment income due to growth in RGA's operations and invested asset base. The increase in net income is partially offset by a reduction in net investment gains of $12 million, net of income taxes and minority interest, and a higher loss ratio in the current year, primarily due to unfavorable mortality experience as a result of high claim levels in the U.S. and the U.K. during the first six months of the year. Reserve strengthening in RGA's Argentine pension business in 2005 reduced net income by $11 million, net of income taxes and minority interest. The comparable 2004 period included a negotiated claim settlement in RGA's accident and health business, reducing net income by $8 million, net of income taxes and minority interest. The Argentine pension business and the accident and health business are currently in run-off.

     Total revenues, excluding net investment gains (losses), increased by $591 million, or 15%, to $4,533 million for the year ended December 31, 2005 from $3,942 million for the comparable 2004 period primarily due to a $521 million, or 16%, increase in premiums and a $68 million, or 13%, increase in net investment income. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations contributed to the premium growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period. The growth in net investment income is the result of the growth in RGA's operations and invested asset base. Additionally, a component of the total revenue increase is attributable to foreign currency exchange rate movements contributing an estimated $49 million.

     Total expenses increased by $553 million, or 14%, to $4,417 million for the year ended December 31, 2005 from $3,864 million for the comparable 2004 period. This increase is commensurate with growth in revenues and is primarily attributable to an increase of $520 million in policyholder benefits and claims and interest credited to policyholder account balances, primarily associated with RGA's growth in insurance in force of approximately $270 billion, the aforementioned unfavorable mortality experience in the U.S. and U.K. during the first six months of the year, and strengthening of reserves of $33 million for the Argentine pension business. The comparable 2004 period included a negotiated claim settlement in RGA's accident and health business of $24 million and $18 million in policy benefits and claims as a result of the Indian Ocean tsunami on December 26, 2004 and claims development associated with the reinsurance of the Argentine pension business. Other expenses increased by $34 million, or 4%, primarily due to an increase in the amortization of DAC. Changes in DAC, included in other expenses, can vary from period to period primarily due to changes in the mixture of the business being reinsured. Additionally, $46 million of the total expense increase is attributable to foreign currency exchange rate movements.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- REINSURANCE

     Net income increased by $5 million, or 6%, to $91 million for the year ended December 31, 2004 from $86 million for the comparable 2003 period. This increase is attributable to a 26% increase in revenues, primarily due to strong premium growth across all of RGA's geographical segments, which includes the effect of the Allianz Life transaction. The growth in income from continuing operations is partially offset by higher minority interest expense as the Company's ownership in RGA decreased from 59% to 52% in the comparable periods and a negotiated claim settlement in RGA's accident and health business, which is currently in run-off, of $8 million for the third quarter of 2004, net of income taxes and minority interest.

     Total revenues, excluding net investment gains (losses), increased by $816 million, or 26%, to $3,942 million for the year ended December 31, 2004 from $3,126 million for the comparable 2003 period due primarily to a $700 million increase in premiums. The premium increase during the year ended December 31, 2004 is partially the result of RGA's coinsurance agreement with Allianz Life under which RGA assumed 100% of Allianz Life's United States traditional life reinsurance business. This transaction closed during 2003, with six months of reinsurance activity recorded in 2003, as compared to twelve months in 2004. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the United States and certain international operations also contributed to the premium growth. Premium levels are significantly influenced by large transactions, such as the Allianz Life transaction, and reporting practices of ceding companies, and as a result, can fluctuate from period to period. Net investment income also contributed to revenue growth, increasing $107 million, or 25%, to $538 million in 2004 from $431 million in 2003. The growth in net investment income is the result of the growth in RGA's operations and invested asset base, as well as the conversion of a large reinsurance treaty from a funds withheld to coinsurance basis which resulted in an increase of $12 million in net investment income. Additionally, a component of the total revenue increase is attributable to foreign currency exchange rate movements contributing an estimated $99 million.

     Total expenses increased by $807 million, or 26%, to $3,864 million for the year ended December 31, 2004 from $3,057 million for the comparable 2003 period. This increase is commensurate with the growth in revenues and is primarily attributable to an increase of $613 million in policyholder benefits and claims and interest credited to policyholder account balances, primarily associated with RGA's growth in insurance in force of approximately $200 billion, a negotiated claim settlement in RGA's accident and health business of $24 million, and the inclusion of only six months of results from the Allianz Life transaction in the prior year. The growth in interest credited is associated with an increase in the account balances of market value adjusted annuity products and is generally offset by corresponding change in investment income. Also, during the fourth quarter of 2004, RGA recorded approximately $18 million in policy benefits and claims as a result of the Indian Ocean tsunami on December 26, 2004 and claims development associated with its reinsurance of Argentine pension business. Other expenses increased primarily due to an increase of $106 million in allowances and related expenses on assumed reinsurance associated with RGA's growth in premiums and insurance in force and $15 million in additional amortization of DAC from the conversion of a large reinsurance treaty from a funds withheld to coinsurance basis. The balance of the growth in other expenses is primarily due to additional costs in the U.S. associated with the Allianz Life transaction, start-up costs in various international markets, and the aforementioned increase in minority interest expense from $114 million in 2003 to $161 million in 2004. Additionally, $95 million of the total expense increase is attributable to foreign currency exchange rate movements.

CORPORATE & OTHER

     The following table presents consolidated financial information for the Corporate & Other for the years indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2005      2004     2003
                                                              -------   ------   ------
                                                                    (IN MILLIONS)
REVENUES
Premiums....................................................  $    5    $ (27)   $ (38)
Universal life and investment-type product policy fees......       1        2       --
Net investment income.......................................     782      457      168
Other revenues..............................................      30        8       41
Net investment gains (losses)...............................     (48)    (152)      (6)
                                                              ------    -----    -----
  Total revenues............................................     770      288      165
                                                              ------    -----    -----
EXPENSES
Policyholder benefits and claims............................     (18)      (2)      36
Other expenses..............................................     947      596      359
                                                              ------    -----    -----
  Total expenses............................................     929      594      395
                                                              ------    -----    -----
Income (loss) from continuing operations before income tax
  benefit...................................................    (159)    (306)    (230)
Income tax benefit..........................................    (187)    (270)    (221)
                                                              ------    -----    -----
Income from continuing operations...........................      28      (36)      (9)
Income from discontinued operations, net of income taxes....   1,113      176      319
                                                              ------    -----    -----
Income before cumulative effect of a change in accounting,
  net of income taxes.......................................   1,141      140      310
Cumulative effect of a change in accounting, net of income
  taxes.....................................................      --        4       --
                                                              ------    -----    -----
Net income..................................................   1,141      144      310
Preferred stock dividends...................................      63       --       --
Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust...............      --       --       21
                                                              ------    -----    -----
Net income available to common shareholders.................  $1,078    $ 144    $ 289
                                                              ======    =====    =====

  YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004 -- CORPORATE & OTHER

     Income from continuing operations increased by $64 million, or 178%, to $28 million for the year ended December 31, 2005 from a loss of $36 million for the comparable 2004 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, accounted for $88 million of this increase. Excluding the impact of the Travelers acquisition, income from continuing operations decreased by $24 million for the year ended December 31, 2005 from the comparable 2004 period. The 2005 period includes a $31 million benefit from a revision of the estimate of income taxes for 2004, a $30 million benefit, net of income taxes, associated with the reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999, and an $18 million benefit, net of income taxes, associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The 2004 period includes a $105 million benefit associated with the resolution of issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in the 2004 period is an expense related to a $32 million, net of income taxes, contribution to the MetLife Foundation and a $9 million benefit from a revision of the estimate of income taxes for 2003. Excluding the impact of these items, income from continuing operations decreased by $21 million for the year ended December 31, 2005 from the comparable 2004 period. The decrease is primarily attributable to higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), integration costs associated with the acquisition of Travelers, interest credited to bank holder deposits and legal-related liabilities of $119 million, $76 million, $44 million and $4 million, respectively, all of which are net of income taxes. This is partially offset by an increase in net investment income of $107 million, net of income taxes, higher net investment gains of $66 million, net of income taxes, and a decrease in corporate support expenses of $10 million, net of income taxes. The remainder of the difference is primarily driven by the difference between the actual and the estimated tax rate allocated to the various segments.

     Total revenues, excluding net investment gains (losses), increased by $378 million, or 86%, to $818 million for the year ended December 31, 2005 from $440 million for the comparable 2004 period. The acquisition of Travelers accounted for $152 million of this increase. Excluding the impact of the acquisition of Travelers, the increase of $226 million is primarily attributable to increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base, as well as increased income from corporate joint ventures and mortgage loans on real estate. Also included as a component of total revenues are intersegment eliminations which are offset within total expenses.

     Total expenses increased by $335 million, or 56%, to $929 million for the year ended December 31, 2005 from $594 million for the comparable 2004 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, accounted for $15 million of this increase. Excluding the impact of the acquisition of Travelers, total expenses increased by $320 million for the year ended December 31, 2005 from the comparable 2004 period. The 2005 period includes a $47 million benefit associated with a reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999, a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. The 2004 period includes a $50 million contribution to the MetLife Foundation, partially offset by a $22 million reduction of a liability associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Excluding the impact of these items, total expenses increased by $423 million for the year ended December 31, 2005 from the comparable 2004 period. This increase is attributable to higher interest expense of $187 million as a result of the issuance of senior notes in 2004 and 2005, which includes $129 million of expenses from the financing of the acquisition of Travelers. Integration costs associated with the acquisition of Travelers were $120 million. As a result of growth in the business, interest credited to bank holder deposits increased by $70 million at MetLife Bank. In addition, legal-related liabilities increased by $5 million. These increases were offset by a reduction in corporate support expenses of $16 million. The remainder of the increase is attributable to intersegment eliminations.

  YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003 -- CORPORATE & OTHER

     Income (loss) from continuing operations decreased by $27 million, or 300%, to ($36) million for the year ended December 31, 2004 from ($9) million for the comparable 2003 period. The 2004 period includes a $105 million benefit associated with the resolution of issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. Also included in 2004 is an expense related to a $32 million contribution, net of income taxes, to the MetLife Foundation and a $9 million benefit from a revision of the estimate of income taxes for 2003. The year ended December 31, 2003 includes a $92 million benefit, net of income taxes, from the reduction of a previously established liability related to the Company's race-conscious underwriting settlement, as well as a $36 million benefit from a revision of the estimate of income taxes for 2002. Excluding the impact of these items, income from continuing operations increased by $19 million in the year ended December 31, 2004 from the comparable 2003 period. The increase in earnings in 2004 over the prior year period is primarily attributable to an increase in net investment income of $184 million and a decrease in policyholder benefits and claims of $24 million, both of which are net of income taxes. This increase is partially offset by an increase in net investment losses of $93 million and an increase in interest on bank holder deposits of $14 million, a charge related to unoccupied space of $10 million, as well as expenses associated with the piloting of a new product of $7 million, all net of income taxes. In addition, the tax benefit increased by $41 million as a result of a change in the Company's allocation of tax expense among segments.

     Total revenues, excluding net investment gains (losses), increased by $269 million, or 157%, to $440 million for the year ended December 31, 2004 from $171 million for the comparable 2003 period. The increase in revenue is primarily attributable to increases in income on fixed maturity securities, corporate joint venture income, mortgage loans on real estate and equity securities due to increased invested assets and higher yields. Also included as a component of total revenues are intersegment eliminations which are offset within total expenses.

     Total expenses increased by $199 million, or 50%, to $594 million for the year ended December 31, 2004 from $395 million for the comparable 2003 period. The year ended December 31, 2004 includes a $50 million contribution to the MetLife Foundation, partially offset by a $22 million reduction of interest expense associated with the resolution of all issues relating to the Internal Revenue Service's audit of Metropolitan Life's and its subsidiaries' tax returns for the years 1997-1999. The year ended December 31, 2003 includes a $144 million benefit from a reduction of a previously established liability associated with the Company's race-conscious underwriting settlement. Excluding these items, total expenses increased by $27 million for the year ended December 31, 2004. This increase is attributable to higher interest expense of $61 million as a result of the issuance of senior notes at the end of 2003 and during 2004, as well as higher interest credited to bank holder deposits of $22 million as a result of growth in MetLife Bank's business. This increase is partially offset by a decrease of $54 million from lower interest expense on surplus notes, as well as lower expenses from policyholder benefits and claims of $38 million, a charge related to unoccupied space of $15 million, as well as expenses associated with the piloting of a new product of $11 million. The remainder of the increase is attributable to intersegment eliminations.

METLIFE CAPITAL TRUST I

     In connection with MetLife, Inc.'s initial public offering in April 2000, the Holding Company and MetLife Capital Trust I, a wholly-owned trust, (the "Trust") issued equity security units (the "units"). Each unit originally consisted of (i) a contract to purchase, for $50, shares of the Holding Company's common stock (the "purchase contracts") on May 15, 2003; and (ii) a capital security of the Trust, with a stated liquidation amount of $50.

     In accordance with the terms of the units, the Trust was dissolved on February 5, 2003, and $1,006 million aggregate principal amount of 8.00% debentures of the Holding Company (the "MetLife debentures"), the sole assets of the Trust, were distributed to the owners of the Trust's capital securities in exchange for their capital securities. The MetLife debentures were remarketed on behalf of the debenture owners on February 12, 2003 and the interest rate on the MetLife debentures was reset as of February 15, 2003 to 3.911% per annum. As a result of the remarketing, the debenture owners received $21 million ($0.03 per diluted common share) in excess of the carrying value of the capital securities. This excess was recorded by the Company as a charge to additional paid-in capital and, for the purpose of calculating earnings per share, is subtracted from net income to arrive at net income available to common shareholders.

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

     Due to the dissolution of the Trust in 2003, there was no interest expense on capital securities for the years ended December 31, 2005 and 2004. Interest expense on the capital securities is included in other expenses and was $10 million for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

  THE COMPANY

  CAPITAL

     Risk based capital ("RBC") requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the state insurance departments to identify companies that merit further regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items and takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. These rules apply to each of the Company's domestic insurance subsidiaries. At December 31, 2005, each of the Holding Company's domestic insurance subsidiaries' total adjusted capital was in excess of the RBC levels required by their respective states of domicile.

     The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in 2001 to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York State Department of Insurance (the "Department") has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of the Holding Company's insurance subsidiaries.

  ASSET/LIABILITY MANAGEMENT

     The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Portfolio Management Unit, the Business Finance Asset/Liability Management Unit, and the operating business segments under the supervision of the various product line specific Asset/Liability Management Committees ("ALM Committees"). The ALM Committees' duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

     The Company establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies include objectives for effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these asset/liability matching strategies, management regularly reevaluates the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact the Company's ability to achieve its asset/liability management goals and objectives.

  LIQUIDITY

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. The Company's liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $6.7 billion and $5.4 billion at December 31, 2005 and 2004, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including guaranteed interest contracts ("GICs"), and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

     In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flow from operations, the sale of liquid assets, global funding sources and various credit facilities.

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

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At December 31, 2005 and 2004, the Company had $179 billion and $136 billion in liquid assets, respectively.

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

     At December 31, 2005 and 2004, the Company had $1.4 billion in short-term debt outstanding, and $9.9 billion and $7.4 billion in long-term debt outstanding, respectively.

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

     On December 8, 2005, RGA issued junior subordinated debentures with a face amount of $400 million. Interest is payable semi-annually at a fixed rate of 6.75% until December 15, 2015. Subsequent to

December 15, 2015, interest on these debentures will accrue at an annual rate of 3-month LIBOR plus a margin equal to 266.5 basis points, payable quarterly until maturity in 2065.

     The Company repaid a $250 million, 7% surplus note which matured on November 1, 2005 and repaid a $1,006 million, 3.911% senior note which matured on May 15, 2005.

     MetLife Bank has entered into several repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB of NY") whereby MetLife Bank has issued such repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank's residential mortgages and mortgage-backed securities to collateralize MetLife Bank's obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY's recovery is limited to the amount of MetLife Bank's liability under the outstanding repurchase agreements. During 2005, the Company increased its liability for repurchase agreements with the FHLB of NY by $750 million. As of December 31, 2005 and 2004, the Company's total liability was $855 million and $105 million, respectively, which is included in long-term debt.

     MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At December 31, 2005 and 2004, MetLife Funding had a tangible net worth of $11.2 million and $10.9 million, respectively. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At December 31, 2005 and 2004, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $456 million and $1,448 million, respectively, consisting primarily of commercial paper.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $3.85 billion as of December 31, 2005. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and $3.0 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. The following table provides details on these facilities as of December 31, 2005:

                                                                            LETTER OF
                                                                             CREDIT                   UNUSED
                 BORROWER(S)                      EXPIRATION     CAPACITY   ISSUANCES   DRAWDOWNS   COMMITMENTS
----------------------------------------------  --------------   --------   ---------   ---------   -----------
                                                                                (IN MILLIONS)
MetLife, Inc., MetLife Funding, Inc. and
  Metropolitan Life Insurance Company.........  April 2009        $1,500      $374        $ --        $1,126
MetLife, Inc. and MetLife Funding, Inc. ......  April 2010         1,500        --          --         1,500
MetLife Bank, N.A.............................  July 2006            200        --          --           200
Reinsurance Group of America, Incorporated....  January 2006          26        --          26            --
Reinsurance Group of America, Incorporated....  May 2007              26        --          26            --
Reinsurance Group of America, Incorporated....  September 2010       600       320          50           230
                                                                  ------      ----        ----        ------
Total.........................................                    $3,852      $694        $102        $3,056
                                                                  ======      ====        ====        ======

     Letters of Credit. On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") entered into by The Travelers Life and Annuity Reinsurance Company ("TLARC") and various institutional lenders on April 25, 2005 became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement and replaced Citigroup Insurance Holding Company as guarantor upon closing of the Travelers acquisition. The L/C Agreement expires five years after the closing of the acquisition. Also during 2005, Exeter Reassurance Company Ltd. ("Exeter") entered into three ten-year letter of credit and reimbursement agreements totaling $800 million with an institutional lender, and the Holding Company and Exeter entered into a $500 million ten-year letter of credit and reimbursement agreement with another institutional lender. The following table provides details on the capacity and outstanding balances of such committed facilities as of December 31, 2005:

                                                                          LETTER OF
                                                                           CREDIT         UNUSED
              ACCOUNT PARTY                   EXPIRATION     CAPACITY     ISSUANCES     COMMITMENTS
------------------------------------------  --------------   --------   -------------   -----------
                                                                        (IN MILLIONS)
The Travelers Life and Annuity Reinsurance
  Company.................................  July 2010         $2,000       $1,930          $ 70
Exeter Reassurance Company Ltd. ..........  March 2015           225          225            --
Exeter Reassurance Company Ltd. ..........  June 2015            250          250            --
Exeter Reassurance Company Ltd. ..........  September 2015       325           --           325
Exeter Reassurance Company Ltd. and
  MetLife, Inc. ..........................  December 2015        500          280           220
                                                              ------       ------          ----
Total.....................................                    $3,300       $2,685          $615
                                                              ======       ======          ====

---------------

Note: The Holding Company is a guarantor under the first four agreements and a party to the fifth agreement above.

     At December 31, 2005 and 2004, the Company had outstanding $3.6 billion and $961 million, respectively, in letters of credit from various banks, of which $3.4 billion and $470 million, respectively, were part of committed facilities. The letters of credit outstanding at December 31, 2005 and 2004 all automatically renew for one year periods except for $755 million in the current period which expires in ten years. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company's actual future cash funding requirements.

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

     The following table summarizes the Company's major contractual obligations as of December 31, 2005:

                                                               LESS THAN     THREE TO      MORE THAN
CONTRACTUAL OBLIGATIONS                             TOTAL     THREE YEARS   FIVE YEARS    FIVE YEARS
-----------------------                            --------   -----------   ----------   -------------
                                                                      (IN MILLIONS)
Other long-term liabilities(1)(2)................  $106,522     $19,089      $ 8,026        $79,407
Payables for collateral under securities loaned
  and other transactions.........................    34,515      34,515           --             --
Long-term debt(3)................................    19,506       2,836        1,376         15,294
Mortgage commitments.............................     2,974       2,030          296            648
Partnership investments(4).......................     2,684       2,684           --             --
Junior subordinated debt securities underlying
  common equity units(5).........................     2,433       1,359        1,074             --
Operating leases.................................     1,338         579          235            524
Shares subject to mandatory redemption(3)........       350          --           --            350
Capital leases...................................        73          38            9             26
Contracts to purchase real estate................        36          36           --             --
                                                   --------     -------      -------        -------
Total............................................  $170,431     $63,166      $11,016        $96,249
                                                   ========     =======      =======        =======

---------------

(1) Other long-term liabilities include various investment-type products with contractually scheduled maturities, including guaranteed interest contracts, structured settlements, pension closeouts, certain annuity policies and certain indemnities.

(2) Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death; and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of $82.4 billion and policyholder account balances of $113.4 billion, both at December 31, 2005, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $63.4 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately $41.7 billion relating to deferred annuities, $27.3 billion for group and universal life products and approximately $27.0 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See "-- The Company -- Asset/Liability Management."

     Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the More than Five Years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for all years in the table of $104.4 billion exceeds the corresponding liability amounts of $51.4 billion included in the consolidated financial statements at December 31, 2005. The liability amount in the consolidated financial statements reflects the discounting for interest, as well as adjustments for the timing of other factors as described above.

(3) Amounts differ from the balances presented on the consolidated balance sheets. The amounts above do not include any fair value adjustments, related premiums and discounts or capital leases which are presented separately. Amounts include interest to be paid on fixed-rate debt only.

(4) The Company anticipates that these amounts could be invested in these partnerships any time over the next five years, but are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

(5) Amounts include interest paid on junior subordinated debt.

     As of December 31, 2005, and relative to its liquidity program, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

     Support Agreements. Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC (or not less than 125% of the company action level RBC, if NELICO has a negative trend), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2005, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recently referenced RBC-based amount calculated at December 31, 2005.

     In connection with the Company's acquisition of the parent of General American Life Insurance Company ("General American"), Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, as subsequently amended, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 250% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2005, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

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

     General American has agreed to guarantee the contractual obligations of its subsidiary, Paragon Life Insurance Company, and certain contractual obligations of its former subsidiaries, MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 180% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At December 31, 2005, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

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

     Litigation. Various litigation, including purported or certified class actions, and various claims and assessments against the Company, in addition to those discussed elsewhere herein and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

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

     Consolidated cash flows. Net cash provided by operating activities was $8,005 million and $6,510 million for the years ended December 31, 2005 and 2004, respectively. The $1,495 million increase in operating cash flows in 2005 over the comparable 2004 period is primarily attributable to the acquisition of Travelers, growth in disability, dental, long-term care business, group life and retirement & savings, as well as continued growth in the annuity business.

     Net cash provided by operating activities was $6,510 million and $6,127 million for the years ended December 31, 2004 and 2003, respectively. The $383 million increase in operating cash flows in 2004 over the comparable 2003 period is primarily attributable to continued growth in the group life, long-term care, dental and disability businesses, as well as an increase in retirement & savings' structured settlements due to a large multi-contract sale in 2004. Also, the late 2003 acquisition of John Hancock's group TIAA/CREF's long-term care business contributed to growth in the 2004 period.

     Net cash used in investing activities was $22,610 million and $14,417 million for the years ended December 31, 2005 and 2004, respectively. The $8,193 million increase in net cash used in investing activities in 2005 over the comparable 2004 period is primarily due to the acquisition of Travelers and CitiStreet Associates, the increase in net purchases of fixed maturities and an increase in the origination of mortgage and consumer loans, primarily in commercial loans, as compared to the 2004 period. This was partially offset by an increase in repayments of mortgage and consumer loans, an increase in sales of equity real estate and a decrease in the cash used for short-term investments. In addition, the 2005 period includes proceeds associated with the sale of SSRM and MetLife Indonesia.

     Net cash used in investing activities was $14,417 million and $26,878 million for the years ended December 31, 2004 and 2003, respectively. The $12,461 million decrease in net cash used in investing activities in 2004 over the comparable 2003 period is primarily due to less cash provided by financing activities, partially offset by an increase in cash generated from operations. This decrease in available cash resulted in reduced investments in fixed maturities in 2004 as compared to 2003. These items are partially offset by an increase in mortgage and other loan origination as the Company continues to take advantage of favorable market conditions in this sector, as well as an increase in cash used for equity securities and short-term investments for the comparable periods.

     Net cash provided by financing activities was $14,517 million and $8,280 million for the years ended December 31, 2005 and 2004, respectively. The $6,237 million increase in net cash provided by financing activities in 2005 over the comparable 2004 period is primarily attributable to the Holding Company's funding of the acquisition of Travelers through the issuance of long-term debt, junior subordinated debt securities and preferred shares. In addition, there was an increase in the amount of securities lending cash collateral invested in connection with the program. This increase was partially offset by a decrease in net cash provided by policyholder account balances, the repayment of previously issued long-term debt, the payment of common stock dividends, the payment of dividends on the preferred shares, the payment of debt and equity issuance costs, and the repurchase of its common stock by RGA.

     Net cash provided by financing activities was $8,280 million and $22,161 million for the years ended December 31, 2004 and 2003, respectively. The $13,881 million decrease in net cash provided by financing activities in 2004 over the comparable 2003 period is primarily due to a decrease in securities lending cash collateral invested in connection with the program. In addition, there were repayments of short-term debt associated with dollar roll activity, and an increase in cash used in the Company's stock repurchase program. Net cash provided by policyholder account balances decreased from the comparable 2003 period mainly as a result of a decrease in GICs sold in 2004 as compared to 2003, partially offset by an increase in MetLife Bank's customer deposits, particularly in the personal and business savings accounts. The 2003 period included payments of $1,006 million received on the settlement of common stock purchase contracts (see "-- Results of Operations -- MetLife Capital Trust I") and $317 million net cash proceeds associated with RGA's issuance of common stock. The Company also doubled its annual dividend per share in 2004. These items were partially offset by additional proceeds from the issuance of senior notes by the Holding Company and a decrease in repayments of long-term debt for the comparable periods.

THE HOLDING COMPANY

  CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2005, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank's risk-based and leverage capital ratios meeting the federal banking regulatory agencies "well capitalized" standards and all of MetLife, Inc.'s risk-based and leverage capital ratios meeting the "adequately capitalized" standards. At December 31, 2004, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned minimum capital standards and each had risk-based and leverage capital ratios that met the federal banking regulatory agencies "well capitalized" standards.

     The following table contains the RBC ratios as of December 31, 2005 and 2004 and the regulatory requirements for MetLife Inc., as a bank holding company, and MetLife Bank:

                                 METLIFE, INC.
                       RBC RATIOS -- BANK HOLDING COMPANY
                               AS OF DECEMBER 31,

-------------------------------------------------------------------------------------------
                                                                               REGULATORY
                                                                REGULATORY    REQUIREMENTS
                                                               REQUIREMENTS       "WELL
                                                2005   2004      MINIMUM      CAPITALIZED"
                                                ----   -----   ------------   -------------
Total RBC Ratio...............................  9.57%  10.12%      8.00%          10.00%
Tier 1 RBC Ratio..............................  9.21%   9.66%      4.00%           6.00%
Tier 1 Leverage Ratio.........................  5.39%   6.02%      4.00%            N/A

                                  METLIFE BANK
                               RBC RATIOS -- BANK
                               AS OF DECEMBER 31,

-------------------------------------------------------------------------------------------
                                                                               REGULATORY
                                                                REGULATORY    REQUIREMENTS
                                                               REQUIREMENTS       "WELL
                                               2005    2004      MINIMUM      CAPITALIZED"
                                               -----   -----   ------------   -------------
Total RBC Ratio..............................  11.78%  17.09%      8.00%          10.00%
Tier 1 RBC Ratio.............................  11.22%  16.38%      4.00%           6.00%
Tier 1 Leverage Ratio........................   5.96%  10.84%      4.00%           5.00%

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

     The Holding Company's ability to maintain regular access to competitively priced wholesale funds is fostered by its current high credit ratings from the major credit rating agencies. Management views its capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and its liquidity monitoring procedures as critical to retaining high credit ratings.

     Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and debt transactions and exposure to contingent draws on the Holding Company's liquidity.

  LIQUIDITY SOURCES

     Dividends. The primary source of the Holding Company's liquidity is dividends it receives from its insurance subsidiaries. The Holding Company's insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income taxes, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

     The maximum amount of dividends which could be paid to the Holding Company by Metropolitan Life, TIC, MPC and Metropolitan Tower Life Insurance Company ("MTL"), in 2005, without prior regulatory approval, was $880 million, $0 million, $187 million and $119 million, respectively. During the year ended December 31, 2005, Metropolitan Life paid $880 million in ordinary dividends for which prior insurance regulatory approval was not required and $2,320 million in special dividends as approved by the New York Superintendent of Insurance. TIC has not paid any dividends since its acquisition by the Holding Company and may not make dividend payments for a two-year period following the date of acquisition without regulatory approval. MPC paid $400 million in special dividends, as approved by the Rhode Island Superintendent of Insurance, during the year ended December 31, 2005. MTL paid $54 million in ordinary dividends for which prior insurance regulatory approval was not required and $873 million in special dividends as approved by the Delaware Superintendent of Insurance during the year ended December 31, 2005. MetLife Mexico, S.A. paid dividends to the Holding Company of $276 million during the year ended December 31, 2005. In addition, various subsidiaries paid $19 million in total to the Holding Company for the year ended December 31, 2005. The maximum amount of dividends which Metropolitan Life, TIC, MPC and MTL may pay to the Holding Company in 2006 without prior regulatory approval is $863 million, $0 million, $178 million, and $85 million, respectively. If paid before a specified date in 2006, some or all of an otherwise ordinary dividend may be deemed special by the relevant regulatory authority and require approval.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. At December 31, 2005 and 2004, the Holding Company had $668 million and $2.1 billion in liquid assets, respectively.

     Global Funding Sources. Liquidity is also provided by a variety of both short-term and long-term instruments, commercial paper, medium- and long-term debt, capital securities and stockholders' equity. The diversity of the Holding Company's funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company's liquidity include programs for short- and long-term borrowing, as needed.

     At December 31, 2005 and 2004, the Holding Company had $961 million and $0 million in short-term debt outstanding, respectively. At December 31, 2005 and 2004, the Holding Company had $7.3 billion and $5.7 billion of unaffiliated long-term debt outstanding, respectively. On December 30, 2005, the Holding Company issued $286 million of affiliated long-term debt with an interest rate of 5.24% maturing in 2015.

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

     During June 2005, in connection with the Company's acquisition of Travelers, the Holding Company issued $2.0 billion of senior notes, $2.07 billion of common equity units and $2.1 billion of preferred stock under the 2005 Registration Statement. In addition, $0.7 billion of senior notes were sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended, a portion of which may be resold in the United States under the 2005 Registration Statement. Remaining capacity under the 2005 Registration Statement after such issuances is $6.6 billion.

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

     On December 30, 2005, the Holding Company issued $286 million of affiliated long-term debt with an interest rate of 5.24% maturing in 2015.

          The following table summarizes the Holding Company's outstanding senior notes issuances:

                                                                         INTEREST
ISSUE DATE                                                PRINCIPAL(3)     RATE     MATURITY
----------                                                ------------   --------   --------
                                                                    (IN MILLIONS)
June 2005...............................................     $1,000        5.00%      2015
June 2005...............................................     $1,000        5.70%      2035
June 2005(1)............................................     $  688        5.25%      2020
December 2004(1)........................................     $  602        5.38%      2024
June 2004(2)............................................     $  350        5.50%      2014
June 2004(2)............................................     $  750        6.38%      2034
November 2003...........................................     $  500        5.00%      2013
November 2003...........................................     $  200        5.88%      2033
December 2002...........................................     $  400        5.38%      2012
December 2002...........................................     $  600        6.50%      2032
November 2001...........................................     $  500        5.25%      2006
November 2001...........................................     $  750        6.13%      2011

          (1) This amount represents the translation of pounds sterling into U.S. Dollars using the noon buying rate on December 30, 2005 of $1.7188 as announced by the Federal Reserve Bank of New York.

          (2) On July 23, 2004, the Holding Company reopened its June 3, 2004 senior notes offering and increased the principal outstanding on the 5.50% notes due June 2014, from $200 million to $350 million and on the 6.38% notes due June 2034, from $400 million to $750 million.

          (3) This table excludes any premium or discount on the senior notes issuances.

          See also "-- Liquidity and Capital Resources -- The Holding
     Company -- Liquidity Sources -- Common Equity Units" for junior subordinated debt securities of $2,134 million issued in connection with issuance of common equity units.

          Debt Repayments. The Holding Company repaid a $1,006 million, 3.911% senior note which matured on May 15, 2005.

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

          The Series A and Series B preferred shares (the "Preferred Shares") rank senior to the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company's board of directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of (i) 1.00% above three-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company's common stock -- or any other securities ranking junior to the Preferred Shares -- unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

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

          The Preferred Shares are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Preferred Shares are redeemable, but not prior to September 15, 2010. On and after that date, subject to regulatory approval, the Preferred Shares will be redeemable at the Holding Company's option in whole or in part, at a redemption price of $25 per Preferred Share, plus declared and unpaid dividends.

        See "-- Liquidity and Capital Resources -- The Holding
     Company -- Liquidity Uses -- Dividends."

          Common Equity Units. In connection with financing the acquisition of Travelers on July 1, 2005, the Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. Each common equity unit has an initial stated amount of $25 per unit and consists of (i) a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II ("Series A Trust"), with an initial liquidation amount of $1,000; (ii) a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III ("Series B Trust" and, together with the Series A Trust, the "Trusts"), with an initial liquidation amount of $1,000; and (iii) a stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company's common stock, par value $0.01 per share, for a purchase price of $12.50.

          The Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Trusts and $64 million in trust common securities issued equally by the Trusts. The common and preferred securities of the Trusts, totaling $2,134 million, represent undivided beneficial ownership interests in the assets of the Trusts, have no stated maturity and must be redeemed upon maturity of the corresponding series of junior subordinated debt securities -- the sole assets of the respective Trusts. The Series A and Series B Trusts will make quarterly distributions on the common and preferred securities at an annual rate of 4.82% and 4.91%, respectively.

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

          The trust preferred securities have remarketing dates which correspond with the initial and subsequent stock purchase dates to provide the holders of the common equity units with the proceeds to exercise the stock purchase contracts. The initial stock purchase date is expected to be August 15, 2008, but could be deferred for quarterly periods until February 15, 2009, and the subsequent stock purchase date is expected to be February 15, 2009, but could be deferred for quarterly periods until February 15, 2010. At the remarketing date, the remarketing agent will have the ability to reset the interest rate on the trust preferred securities to generate sufficient remarketing proceeds to satisfy the common equity unit holder's obligation under the stock purchase contract, subject to a reset cap for each of the first two attempted remarketings of each series. The interest rate on the supporting junior subordinated debt securities issued by the Holding Company will be reset at a commensurate rate. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the trust preferred securities, as necessary, in subsequent quarters through February 15, 2009 for the Series A trust preferred securities and through February 15, 2010 for the Series B trust preferred securities. The final attempt at remarketing will not be subject to the reset cap. If all remarketing attempts are unsuccessful, the Holding Company has the right, as a secured party, to apply the liquidation amount on the trust preferred securities to the common equity unit holders obligation under the stock purchase contract and to deliver to the common equity unit holder a junior subordinated debt security payable on August 15, 2010 at an annual rate of 4.82% and 4.91% on the Series A and Series B trust preferred securities, respectively, in payment of any accrued and unpaid distributions.

          Each stock purchase contract requires (i) the Holding Company to pay the holder of the common equity unit quarterly contract payments on the stock purchase contracts at the annual rate of 1.510% on the stated amount of $25 per stock purchase contract until the initial stock purchase date and at the annual rate of 1.465% on the remaining stated amount of $12.50 per stock purchase contract thereafter; and (ii) the holder of the common equity unit to purchase, and the Holding Company to sell, for $12.50, on each of the initial stock purchase date and the subsequent stock purchase date, a number of newly issued or treasury shares of the Holding Company's common stock, par value $0.01 per share, equal to the applicable settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the closing price of the common stock during a specified 20-day period immediately preceding the applicable stock purchase date. Accordingly, upon settlement in the aggregate, the Holding Company will receive proceeds of $2,070 million and issue between 39.0 million and
     47.8 million shares of common stock. The stock purchase contract may be exercised at the option of the holder at any time prior to the settlement date. However, upon early settlement, the holder will receive the minimum settlement rate.

     Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in 2009, which it shares with Metropolitan Life and MetLife Funding, and $1.5 billion expiring in 2010, which it shares with MetLife Funding) as of December 31, 2005. Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At December 31, 2005, neither the Holding Company, Metropolitan Life nor MetLife Funding had borrowed against these credit facilities. At December 31, 2005, $374 million of the unsecured credit facilities were used in support of letters of credit issued on behalf of the Company.

     Letters of Credit. On July 1, 2005, in connection with the closing of the acquisition of Travelers, the L/C Agreement entered into by TLARC and various institutional lenders on April 25, 2005 became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement and replaced Citigroup Insurance Holding Company as guarantor upon closing of the Travelers acquisition. The L/C Agreement expires five years after the closing of the acquisition. Also during 2005, Exeter entered into three ten-year letter of credit and reimbursement agreements totaling $800 million with an institutional lender, and the Holding Company and Exeter entered into a $500 million ten-year letter of credit and reimbursement agreement with another institutional lender. The following table provides details on the capacity and outstanding balances of such committed facilities as of December 31, 2005:

                                                                          LETTER OF
                                                                           CREDIT         UNUSED
              ACCOUNT PARTY                   EXPIRATION     CAPACITY     ISSUANCES     COMMITMENTS
------------------------------------------  --------------   --------   -------------   -----------
                                                                        (IN MILLIONS)
The Travelers Life and Annuity Reinsurance
  Company.................................  July 2010         $2,000       $1,930          $ 70
Exeter Reassurance Company Ltd. ..........  March 2015           225          225            --
Exeter Reassurance Company Ltd. ..........  June 2015            250          250            --
Exeter Reassurance Company Ltd. ..........  September 2015       325           --           325
Exeter Reassurance Company Ltd. and
  MetLife, Inc. ..........................  December 2015        500          280           220
                                                              ------       ------          ----
Total.....................................                    $3,300       $2,685          $615
                                                              ======       ======          ====

---------------

Note: The Holding Company is a guarantor under the first four agreements and a party to the fifth agreement above.

     At December 31, 2005 and 2004, the Holding Company had $190 million and $369 million, respectively, in outstanding letters of credit from various banks, all of which automatically renew for one year periods. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company's actual future cash funding requirements.

  LIQUIDITY USES

     The primary uses of liquidity of the Holding Company include service on debt, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company's common stock.

     Dividends. On November 15, 2005, the Holding Company's board of directors declared dividends of $0.3077569 per share, for a total of $8 million, on the Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on the Series B preferred shares. Both dividends were paid on December 15, 2005 to shareholders of record as of November 30, 2005.

     On October 25, 2005, the Holding Company's board of directors approved an annual dividend for 2005 of $0.52 per share of common stock, for a total of $394 million, payable on December 15, 2005 to common shareholders of record on November 7, 2005. The 2005 common stock dividend represents a 13% increase from the 2004 annual common stock dividend of $0.46 per share. Future common stock dividend decisions will be determined by the Holding Company's board of directors after taking into consideration factors such as the Company's current earnings, expected medium- and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. Furthermore, the payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. See "-- Liquidity and Capital Resources -- The Holding Company
 -- Liquidity Sources -- Dividends."

     On August 22, 2005, the Holding Company's board of directors declared dividends of $0.286569 per share, for a total of $7 million, on the Series A preferred shares, and $0.4017361 per share, for a total of $24 million, on the Series B preferred shares. Both dividends were paid on September 15, 2005 to shareholders of record as of August 31, 2005.

     See "-- Subsequent Events."

     Affiliated Transactions. During the years ended December 31, 2005 and 2004, the Holding Company invested an aggregate of $904 million and $761 million in various subsidiaries, respectively.

     On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and is purchasing the shares in the open market over the subsequent few months to return to the lenders. RGA will either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company's ownership percentage of RGA to approximately to 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

     The Holding Company lends funds, as necessary, to its affiliates, some of which are regulated, to meet their capital requirements. Such loans to affiliates consisted of the following at December 31, 2005 and 2004:

                                                                             DECEMBER 31,
                                           INTEREST                          -------------
AFFILIATE                                    RATE        MATURITY DATE        2005    2004
---------                                  --------   --------------------   ------   ----
                                                                             (IN MILLIONS)
Metropolitan Life........................    7.13%    December 15, 2032      $  400   $400
Metropolitan Life........................    7.13%    January 15, 2033          100    100
Metropolitan Life........................    5.00%    December 31, 2007         800     --
MetLife Investors USA Insurance
  Company................................    7.35%    April 1, 2035             400     --
                                                                             ------   ----
Total....................................                                    $1,700   $500
                                                                             ======   ====

     Share Repurchase. On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of approximately $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of approximately $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

     At December 31, 2005, the Holding Company had approximately $716 million remaining on its October 26, 2004 common stock repurchase program. As a result of the acquisition of Travelers, the Holding Company has suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

     The following table summarizes the 2004 and 2003 common stock repurchase activity of the Holding Company, which includes the accelerated common stock repurchase activity in the fourth quarter of 2004:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2004          2003
                                                              -----------   ----------
                                                               (DOLLARS IN MILLIONS)
Shares Repurchased.........................................    26,373,952    2,997,200
Cost.......................................................   $     1,000   $       97

     Support Agreements. The Holding Company has net worth maintenance agreements with three of its insurance subsidiaries, MetLife Investors, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under these agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2005, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

     In connection with the acquisition of Travelers, support agreements regarding certain subsidiaries of the Holding Company were provided to various insurance regulators. The Holding Company committed to the Delaware Department of Insurance, in the event that at December 31, 2005 the total adjusted capital of MTL, a Delaware subsidiary of the Holding Company, is below 250% of the company action level RBC, the Holding Company would make a capital contribution to MTL in an amount that would make up for such shortfall. Pursuant to this commitment, during 2005, the Holding Company made a capital contribution of $50 million to MTL. At December 31, 2005, MTL's company action level was in excess of 250%. The Holding Company also committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of The Travelers Life and Annuity Reinsurance Company, a South Carolina subsidiary of the Holding Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less deferred acquisition costs).

     Based on management's analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval, its portfolio of liquid assets, anticipated securities issuances and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all operating expenses, and meet its cash needs.

SUBSEQUENT EVENTS

     On February 21, 2006, the Holding Company's board of directors declared dividends of $0.3432031 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Holding Company anticipates will be made on or about March 5, 2006, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 15, 2006 to shareholders of record as of February 28, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company's total return on its investment portfolio. The amounts of these unfunded commitments were $2,684 million and $1,324 million at December 31, 2005 and 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2,974 million and $1,189 million at December 31, 2005 and 2004, respectively. The purpose of these loans is to enhance the Company's total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  LEASE COMMITMENTS

     The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. The Company's commitments under such lease agreements are included within the contractual obligations table. See "-- Liquidity and Capital Resources -- The Company -- Liquidity Uses."

  CREDIT FACILITIES AND LETTER OF CREDIT

     The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See "-- Liquidity and Capital Resources -- The Company -- Liquidity Sources -- Credit Facilities and -- Letters of Credit" for further description of such arrangements.

  SHARE-BASED ARRANGEMENTS

     In connection with the issuance of the common equity units, the Holding Company has issued forward stock purchase contracts under which the Company will issue, in 2008 and 2009, between 39.0 and 47.8 million shares, depending upon whether the share price is greater than $43.45 and less than $53.10. See
"-- Liquidity and Capital Resources -- The Holding Company -- Liquidity
Sources -- Common Equity Units" for further description of such arrangements.

  GUARANTEES

     In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, with a cumulative maximum of $5.2 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

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

     The Company has also guaranteed minimum investment returns on certain international retirement funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

     In the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in connection with a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments the Company could be required to pay under these indemnities is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the Company's consolidated balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. In the third quarter of 2005, the Company released $6 million of a liability due to the expiration of indemnities provided in a prior year disposition. The Company's recorded liabilities at December 31, 2005 and 2004 for indemnities, guarantees and commitments were $9 million and $10 million, respectively.

     In connection with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $593 million at December 31, 2005. The credit default swaps expire at various times during the next six years.

  OTHER COMMITMENTS

     TIC is a member of the Federal Home Loan Bank of Boston (the "FHLB of Boston") and has entered into several funding agreements with the FHLB of Boston whereby TIC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on TIC's residential mortgages and mortgage-backed securities to collateralize TIC's obligations under the funding agreements. TIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien, provide that upon any event of default by TIC, the FHLB of Boston's recovery is limited to the amount of TIC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the Bank as of December 31, 2005 is $1.1 billion, which is included in policyholder account balances.

  COLLATERAL FOR SECURITIES LENDING

     The Company has noncash collateral for securities lending on deposits from customers, which cannot be sold or re-pledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $207 million and $17 million at December 31, 2005 and 2004, respectively.

PENSIONS AND POSTRETIREMENT BENEFIT PLANS

  DESCRIPTION OF PLANS

  Plan Description Overview

     Subsidiaries of the Company (the "Subsidiaries") sponsor and/or administer various qualified and non-qualified defined benefit pension plans and postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements.

     Virtually all of the Subsidiaries' obligations under the defined benefit pension plans relate to traditional defined benefit obligations. Effective January 1, 1994, the basic plan benefit under the traditional defined benefit pension plan was amended to provide an annual benefit based upon a participant's final five year average earnings and credited years of service integrated with social security benefits.

     Effective January 1, 2003 the pension plan was amended to incorporate a new benefit formula for employees hired on or after January 1, 2002 and those existing employees who elected to have new accruals after December 31, 2002 determined under the new formula. Under the new benefit formula, amounts are credited to individual participants' "hypothetical" accounts. Such plan accumulations are commonly referred to as cash balance plans. Eligible participants accounts are credited monthly for benefits equal to five percent of eligible monthly pay, and an additional five percent on the excess eligible monthly pay over the current social security wage base. Participants are also credited interest each month based on the average annual rate of interest on 30-year U.S. Treasury securities as published by the IRS in November of the prior year.

     Postretirement benefits consist primarily of healthcare and life insurance benefits. Employees of the Subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for a covered subsidiary, may become eligible for these postretirement benefits, at various levels, in accordance with the applicable plans. Employees hired after 2003 are not eligible for postretirement benefits.

  Financial Summary

     A summary of the plan obligations and plan assets for the pension and postretirement benefit plans for the years ended December 31, 2005 and 2004 are presented below. A December 31 measurement date is used for all the Subsidiaries' defined benefit pension and other postretirement benefit plans. As described more fully in the discussion of plan assets which follows, the Subsidiaries have issued group annuity and life insurance contracts supporting 98% of all pension and postretirement benefit plan assets.

     The benefit obligations and funded status of the Company's defined benefit pension and postretirement benefit plans are as follows:

                                                                DECEMBER 31,
                                                    ------------------------------------
                                                                         POSTRETIREMENT
                                                    PENSION BENEFITS        BENEFITS
                                                    -----------------   ----------------
                                                     2005      2004      2005      2004
                                                    -------   -------   -------   ------
                                                               (IN MILLIONS)
Projected benefit obligation at end of year.......  $5,766    $5,523    $ 2,176   $1,975
Fair value of plan assets at end of year..........   5,518     5,392      1,093    1,062
                                                    ------    ------    -------   ------
Underfunded.......................................  $ (248)   $ (131)   $(1,083)  $ (913)
Unrecognized net asset at transition..............      --         1          1       --
Unrecognized net actuarial losses.................   1,528     1,510        377      199
Unrecognized prior service cost...................      54        67       (122)    (165)
                                                    ------    ------    -------   ------
Prepaid (accrued) benefit cost....................  $1,334    $1,447    $  (827)  $ (879)
                                                    ======    ======    =======   ======
Qualified plan prepaid pension cost...............  $1,691    $1,782    $    --   $   --
Non-qualified plan accrued pension cost...........    (435)     (478)      (827)    (879)
Intangible assets.................................      12        13         --       --
Accumulated other comprehensive loss..............      66       130         --       --
                                                    ------    ------    -------   ------
Prepaid (accrued) benefit cost....................  $1,334    $1,447    $  (827)  $ (879)
                                                    ======    ======    =======   ======

     The prepaid (accrued) benefit cost for pension benefits presented in the above table consists of prepaid benefit costs of $1,696 million and $1,785 million as of December 31, 2005 and 2004, respectively, and accrued benefit costs of $362 million and $338 million as of December 31, 2005 and 2004, respectively.

     The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans were as follows:

                                                       NON-QUALIFIED
                                     QUALIFIED PLAN        PLAN             TOTAL
                                     ---------------   -------------   ---------------
                                      2005     2004    2005    2004     2005     2004
                                     ------   ------   -----   -----   ------   ------
                                                       (IN MILLIONS)
Aggregate fair value of plan assets
  (principally Company
  contracts).......................  $5,518   $5,392   $  --   $  --   $5,518   $5,392
Aggregate projected benefit
  obligation.......................   5,258    4,999     508     524    5,766    5,523
                                     ------   ------   -----   -----   ------   ------
Over (under) funded................  $  260   $  393   $(508)  $(524)  $ (248)  $ (131)
                                     ======   ======   =====   =====   ======   ======

     The accumulated benefit obligation for all defined benefit pension plans was $5,349 million and $5,149 million at December 31, 2005 and 2004, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                              (IN MILLIONS)
Projected benefit obligation................................  $538    $550
Accumulated benefit obligation..............................  $449    $482
Fair value of plan assets...................................  $ 19    $ 17

     Information for pension and other postretirement plans with a projected benefit obligation in excess of plan assets:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                          PENSION     POSTRETIREMENT
                                                         BENEFITS        BENEFITS
                                                        -----------   ---------------
                                                        2005   2004    2005     2004
                                                        ----   ----   ------   ------
                                                                (IN MILLIONS)
Projected benefit obligation..........................  $538   $550   $2,176   $1,975
Fair value of plan assets.............................  $ 19   $ 17   $1,093   $1,062

  PENSION AND POSTRETIREMENT BENEFIT PLAN OBLIGATIONS

  Pension Plan Obligations

     Statement of Financial Accounting Standards ("SFAS") No. 87, Employers' Accounting for Pensions ("SFAS 87") establishes the accounting for pension plan obligations. Under SFAS 87, the projected pension benefit obligation ("PBO") is defined as the actuarially calculated present value of vested and non vested pension benefits accrued based on future salary levels. The accumulated pension benefit obligation ("ABO") is the actuarial present value of vested and non-vested pension benefits accrued based on current salary levels. The PBO and ABO of the pension plans are set forth in the preceding section.

     Obligations, both PBO and ABO, of the defined benefit pension plans are determined using a variety of actuarial assumptions, from which actual results may vary. Some of the more significant of these assumptions include the discount rate used to determine the present value of future benefit payments, the expected rate of compensation increases and average expected retirement age.

     Assumptions used in determining pension plan obligations were as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
Weighted average discount rate..............................     5.82%     5.87%
Rate of compensation increase...............................   3% - 8%   3% - 8%
Average expected retirement age.............................       61        61

     The discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high-quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected pension benefit obligation when due. The yield of this hypothetical portfolio, constructed of bonds rated AA or better by Moody's resulted in a discount rate of approximately 5.82% and 5.87% for the defined pension plans as of December 31, 2005 and 2004, respectively.

     A decrease (increase) in the discount rate increases (decreases) the pension benefit obligation. This increase is amortized into earnings as an actuarial loss (gain). Based on the December 31, 2005 PBO, a 25 basis point decrease (increase) in the discount rate would result in an increase (decrease) in the PBO of approximately $175 million.

     Changes in discount rates are amortized into earnings as actuarial gains and losses. At the end of 2005, total unrecognized actuarial losses were $1,528 million, as compared to $1,510 million in 2004. The majority of the unrecognized actuarial losses are due to declining discount rates in recent years. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2005, the average remaining service period of active employees was 8.3 years for the pension plans.

     As the benefits provided under the defined pension plans are calculated as a percentage of future earnings, an assumption of future compensation increases is required to determine the projected benefit obligation. These rates are derived through periodic analysis of historical demographic data conducted by an independent actuarial firm. The last review of such data was conducted using salary information through 2003 and the Subsidiaries believe that no circumstances have since occurred that would result in a material change to these rates.

     SFAS 87 also requires the recognition of an additional minimum liability and an intangible asset (limited to unrecognized prior service cost) if the market value of pension plan assets is less than the ABO at the measurement date. The Subsidiaries' additional minimum liability was $78 million, and the intangible asset was $12 million, at December 31, 2005. The excess of the additional minimum liability over the intangible asset, of $66 million is recorded, net of income taxes, as a reduction of accumulated other comprehensive income.

Postretirement Benefit Plan Obligations

     SFAS No. 106, Employers Accounting for Postretirement Benefits Other than Pensions ("SFAS 106"), establishes the accounting for expected postretirement plan benefit obligations ("EPBO") which represents the actuarial present value of all postretirement benefits expected to be paid after retirement to employees and their dependents. Unlike for pensions, the EPBO is not recorded in the financial statements but is used in measuring the periodic expense. The accumulated postretirement plan benefit obligations ("APBO") represents the actuarial present value of future postretirement benefits attributed to employee services rendered through a particular date. The APBO is recorded in the financial statements.

     The APBO is determined using a variety of actuarial assumptions, from which actual results may vary. Some of the more significant of these assumptions include the discount rate, the health care cost trend rate and the average expected retirement age. The determination of the discount rate and the average expected retirement age are substantially consistent with the determination described previously under the pension plan.

     The assumed health care cost trend rates used in measuring the accumulated other postretirement benefit obligation were as follows:

                                                       DECEMBER 31,
                                     -------------------------------------------------
                                               2005                      2004
                                     ------------------------   ----------------------
Pre-Medicare eligible claims.......  9.5% down to 5% in 2014    8% down to 5% in 2010
Medicare eligible claims...........  11.5% down to 5% in 2018   10% down to 5% in 2014

     Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENT   ONE PERCENT
                                                               INCREASE      DECREASE
                                                              -----------   -----------
                                                                    (IN MILLIONS)
Effect on total of service and interest cost components.....     $ 15          $ (12)
Effect of accumulated postretirement benefit obligation.....     $182          $(153)

     A decrease (increase) in the discount rate increases (decreases) the accumulated postretirement benefit obligation. This increase is amortized into earnings as an actuarial loss (gain). Based on the December 31,

2005 APBO, a 25 basis point decrease (increase) in the discount rate would result in an increase (decrease) in the APBO of approximately $65 million.

     Changes in discount rates are amortized into earnings as actuarial gains and losses. At the end of 2005, total unrecognized actuarial losses were $377 million, as compared to $199 million in 2004. The majority of the unrecognized actuarial losses are due to declining discount rates, an increase in expected health care inflation and changes in demographic assumptions. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the postretirement benefit plans. At the end of 2005, the average remaining service period of active employees was 10.1 years for the postretirement benefit plans.

     The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Prescription Drug Act"). The other postretirement benefit plan accumulated benefit obligation was remeasured effective July 1, 2004 in order to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced by $213 million at July 1, 2004 and net periodic postretirement benefit cost from July 1, 2004 through December 31, 2004 was reduced by $17 million. The reduction of net periodic benefit cost was due to reductions in service cost of $3 million, interest cost of $6 million, and amortization of prior actuarial loss of $8 million.

     The reduction in the accumulated postretirement benefit obligation related to the Prescription Drug Act was $298 million and $230 million as of December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, the reduction of net periodic postretirement benefit cost was $45 million, which was due to reductions in service cost of $6 million, interest cost of $16 million and amortization of prior actuarial loss of $23 million. An additional $23 million reduction in the December 31, 2005 accumulated postretirement benefit plan obligation is the result of an acturial loss recognized during the year resulting from updated assumptions including a January 1, 2005 participant census and new claims cost experience and the effect of a December 31, 2005 change in the discount rate.

  PENSION AND POSTRETIREMENT NET PERIODIC BENEFIT COST

     Pension Cost

     Net periodic pension cost is comprised of the following:

     1) Service Cost -- Service cost is the increase in the projected pension benefit obligation resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

     2) Interest Cost on the Liability -- Interest cost is the time value adjustment on the projected pension benefit obligation at the end of each year.

     3) Expected Return on Plan Assets -- Expected return on plan assets is the assumed return earned by the accumulated pension fund assets in a particular year.

     4) Amortization of Unrecognized Prior Service Cost -- This cost relates to the increase or decrease to pension benefit cost for service provided in prior years due to amendments in plans or initiation of new plans. As the economic benefits of these costs are realized in the future periods these costs are amortized to pension expense over the expected service years of the employees.

     5) Amortization of Actuarial Loss -- The amortization of actuarial loss comprises of differences between the actual experience and the expected experience on pension plan assets or projected benefit obligation at the end of each year and the amortization of the unrecognized net gain or loss from prior periods.

     The Subsidiaries recognized pension expense of $146 million in 2005 as compared to $129 million in 2004 and $214 million in 2003. The major components of net periodic pension cost described above are as follows:

                                                                PENSION BENEFITS
                                                              ---------------------
                                                              2005    2004    2003
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Service cost................................................  $ 142   $ 129   $ 123
Interest cost...............................................    318     311     314
Expected return on plan assets..............................   (446)   (428)   (335)
Amortization of prior actuarial losses......................    116     101      86
Amortization of prior service cost..........................     16      16      16
Curtailment cost............................................     --      --      10
                                                              -----   -----   -----
Net periodic benefit cost...................................  $ 146   $ 129   $ 214
                                                              =====   =====   =====

     The increase in expense was primarily a result of both increase in service cost and amortization of actuarial losses resulting largely from a declining discount rate, partially offset by the impact of an increase in the expected rates of return on plan assets.

     The weighted average discount rate used to calculate the net periodic pension cost was 5.83%, 6.10% and 6.74% for the years ended December 31, 2005, 2004 and 2003, respectively.

     The expected rate of return on pension plan assets used to calculate the net periodic pension cost for the years ended December 31, 2005, 2004 and 2003 was 8.50%, 8.50% and 8.51%, respectively. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries' long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries' policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. The actual net return on the investments has been an approximation of the estimated return for the pension plan in 2005, 2004 and 2003. Due to anticipated changes in asset allocations, the expected rate of return will be lowered to 8.25% for purposes of determining 2006 net periodic pension benefit cost.

     Based on the December 31, 2005 asset balances, a 25 basis point increase (decrease) in the expected rate of return on plan assets would result in a decrease (increase) in net periodic benefit cost of approximately $14 million for the pension plans.

     Postretirement Benefit Cost

     The net periodic postretirement benefit cost benefit consists of the following:

     1) Service Cost -- Service cost is the increase in the projected postretirement benefit obligation resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

     2) Interest Cost on the Liability -- Interest cost is the time value adjustment on the projected postretirement benefit obligation at the end of each year.

     3) Expected Return on Plan Assets -- Expected return on plan assets is the assumed return earned by the accumulated postretirement fund assets in a particular year.

     4) Amortization of Unrecognized Prior Service Cost -- This cost relates to the increase or decrease to postretirement benefit cost for service provided in prior years due to amendments in plans or initiation of new plans. As the economic benefits of these costs are realized in the future periods these costs are amortized to postretirement benefit expense over the expected service years of the employees.

     5) Amortization of Actuarial Loss -- The amortization of actuarial loss comprises of differences between the actual experience and the expected experience on postretirement benefit plan assets or expected postretirement plan benefit obligation at the end of each year and the amortization of the unrecognized net gain or loss from prior periods.

     The Subsidiaries recognized postretirement benefit expense of $77 million in 2005 as compared to $62 million in 2004 and $81 million in 2003. The major components of net periodic postretirement benefit cost described above are as follows:

                                                              POSTRETIREMENT BENEFITS
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Service cost................................................  $  37    $  32    $  39
Interest cost...............................................    121      119      123
Expected return on plan assets..............................    (79)     (77)     (72)
Amortization of prior actuarial losses......................     15        7        8
Amortization of prior service cost..........................    (17)     (19)     (20)
Curtailment cost............................................     --       --        3
                                                              -----    -----    -----
Net periodic benefit cost...................................  $  77    $  62    $  81
                                                              =====    =====    =====

     The increase in expense was primarily a result of both increase in service cost and amortization of actuarial losses resulting largely from a declining discount rate, partially offset by the impact of an increase in the expected rates of return on plan assets.

     The weighted average discount rate used to calculate the net periodic pension cost was 5.98%, 6.20% and 6.82% for the years ended December 31, 2005, 2004 and 2003, respectively.

     The expected rate of return on plan assets used to calculate the net postretirement benefit cost for the years ended December 31, 2005, 2004 and 2003 was 7.51%, 7.91% and 7.79%. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries' long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries' policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. The actual net return on the investments has been an approximation of the estimated return for the postretirement plans in 2005, 2004 and 2003. Due to anticipated changes in asset allocations, the expected rate of return will be lowered to 8.25% for healthcare benefits and is estimated to remain the same at 6.25% for life benefits.

     Based on the December 31, 2005 asset balances, a 25 basis point increase (decrease) in the expected rate of return on plan assets would result in a decrease (increase) in net periodic benefit cost of approximately $3 million for the postretirement plans.

  PENSION AND POSTRETIREMENT BENEFIT PLAN ASSETS

Pension Plan Assets

     Assets of the pension plans are invested within group annuity and life insurance contracts issued by the Subsidiaries. The majority of assets are held in separate accounts established by the Subsidiaries. The account values of assets held with the Subsidiaries were $5,432 million and $5,324 million as of December 31, 2005 and 2004, respectively. The terms of these contracts are consistent in all material respects with what the Subsidiaries offer to unaffiliated parties who are similarly situated.

     The pension plan's net assets invested in separate accounts are stated at the aggregate fair value of units of participation. Such value reflects accumulated contributions, dividends and realized and unrealized investment gains or losses apportioned to such contributions, less withdrawals, distributions, allocable expenses relating to the purchase, sale and maintenance of the assets and an allocable part of such separate accounts' investment expenses.

     Separate account investments in fixed income and equity securities are generally carried at published market value, or if published market values are not readily available, at estimated market values. Investments in short-term fixed income securities are generally reflected as cash equivalents and carried at fair value. Real estate investments are carried at estimated fair value based on appraisals performed by third-party real estate appraisal firms, and generally, determined by discounting projected cash flows over periods of time and at interest rates deemed appropriate for each investment. Information on the physical value of the property and the sales prices of comparable properties is used to corroborate fair value estimates. Estimated fair value of hedge fund net assets is generally determined by third-party pricing vendors using quoted market prices or through the use of pricing models which are affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market supply and demand, market volatility and liquidity.

     The weighted average and weighted average target allocation of pension plan assets within the separate accounts is as follows:

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                              WEIGHTED
                                                              WEIGHTED     AVERAGE TARGET
                                                               AVERAGE       ALLOCATION
                                                             -----------   --------------
                                                             2005   2004        2006
                                                             ----   ----   --------------
ASSET CATEGORY
Equity securities..........................................   47%    50%      30%-65%
Fixed maturities...........................................   37%    36%      20%-70%
Other (Real Estate and Alternative Investments)............   16%    14%       0%-25%
                                                             ---    ---
  Total....................................................  100%   100%
                                                             ===    ===

     Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Postretirement Benefit Plan Assets

     Assets of the postretirement benefit plans are invested within life insurance and reserve contracts issued by the Subsidiaries. The majority of assets are held in separate accounts established by the Subsidiaries. The account values of assets held with the Subsidiaries were $1,039 million and $1,011 million as of December 31, 2005 and 2004, respectively. The terms of these contracts are consistent in all material respects with what the Subsidiaries offer to unaffiliated parties who are similarly situated.

     The valuation of separate accounts and the investments within such separate accounts invested in by the postretirement plans are similar to that described in the preceding section on pension plans.

     The weighted average and weighted average target allocation of other postretirement benefit plan assets within the separate account is as follows:

                                                                    DECEMBER 31,
                                                           -------------------------------
                                                                             WEIGHTED
                                                            WEIGHTED          AVERAGE
                                                             AVERAGE     TARGET ALLOCATION
                                                           -----------   -----------------
                                                           2005   2004         2006
                                                           ----   ----   -----------------
ASSET CATEGORY
Equity securities.......................................    42%    41%        30%-45%
Fixed maturities........................................    53%    57%        45%-70%
Other...................................................     5%     2%         0%-10%
                                                           ---    ---
  Total.................................................   100%   100%
                                                           ===    ===

     Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

  FUNDING AND CASH FLOWS OF PENSION AND POSTRETIREMENT BENEFIT PLAN OBLIGATIONS

     Pension Plan Obligations

     It is the Subsidiaries' practice to make contributions to the qualified pension plan to comply with minimum funding requirements of Employee Retirement Income Security Act of 1974, as amended, and/or to maintain a fully funded accumulated benefit obligation. In accordance with such practice, no contributions were required for the year ended December 31, 2005 and no contributions are anticipated to be required for 2006. The non-qualified pension plans are funded as benefit payments become due under the provision of the plans. The Subsidiaries expect to make discretionary contributions of $187 million towards the pension plans in 2006. Gross pension benefit payments for the next ten years, which reflect expected future service as appropriate, are expected to be as follows:

                                                                 PENSION
                                                                BENEFITS
                                                              -------------
                                                              (IN MILLIONS)
2006........................................................       $320
2007........................................................       $325
2008........................................................       $337
2009........................................................       $351
2010........................................................       $355
2011-2015...................................................     $1,984

     Postretirement Benefit Plan Obligations

     Postretirement benefits represent a non-vested, non-guaranteed obligation of the Subsidiaries and current regulations do not require specific funding levels for these benefits. While the Subsidiaries have funded such plans in advance, it has been the Subsidiaries' practice to use their general assets to pay claims as they come due instead of utilizing plan assets.

     The Subsidiaries expect to make discretionary contributions of $128 million, based upon expected gross benefit payments, towards the postretirement plan obligations in 2006. As noted previously, the Subsidiaries expect to receive subsidies under the Prescription Drug Act to offset such payments.

     Gross benefit payments and gross subsidy payments under the Prescription Drug Act for the next ten years, which reflect expected future service as appropriate, are expected to be as follows:

                                                                  PRESCRIPTION        NET
                                                 POSTRETIREMENT     DRUG ACT     POSTRETIREMENT
                                                    BENEFITS       SUBSIDIES        BENEFITS
                                                 --------------   ------------   --------------
                                                                 (IN MILLIONS)
2006...........................................       $128            $11             $117
2007...........................................       $133            $12             $121
2008...........................................       $138            $13             $125
2009...........................................       $144            $13             $131
2010...........................................       $150            $14             $136
2011-2015......................................       $833            $83             $750

INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company were $4 million, $10 million and $6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company maintained a liability of $90 million, and a related asset for premium tax offsets of $54 million, at December 31, 2005 for undiscounted future assessments in respect of currently impaired, insolvent or failed insurers.

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

APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS 155 will be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

     The FASB has issued additional guidance relating to derivative financial instruments as follows:

      -- In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, did not have a material impact on the Company's consolidated financial statements.

      -- Effective October 1, 2003, the Company adopted Issue B36. Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements; and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. As a result of the adoption of Issue B36, the Company recorded a cumulative effect of a change in accounting of $26 million, net of income taxes, for the year ended December 31, 2003.

      -- Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance, SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position ("FSP") FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. FSP 140-2 did not have a material impact on the Company's consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's consolidated financial statements.

     In September 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. EITF 05-7 will be applied prospectively and is effective for all debt modifications occurring in periods beginning after December 15, 2005. EITF 05-7 did not have a material impact on the Company's consolidated financial statements.

     In September 2005, the EITF reached consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05-8"). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. EITF 05-8 will be applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and is effective for periods beginning after December 15, 2005. EITF 05-8 did not have a material impact on the Company's consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

     Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company's consolidated financial statements.

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's consolidated financial statements, and has provided the required disclosures.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(r)"), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The SEC issued a final ruling in April 2005 allowing a public company that is not a small business issuer to implement SFAS 123(r) at the beginning of the next fiscal year after June 15, 2005. Thus, the revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r). In addition, the pro forma impact of accounting for these options at fair value continued to be accounted for under the intrinsic value method until the last of those options vested in 2005. As all stock options currently accounted for under the intrinsic value method vested prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. During 2005, the Company recorded a $27 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded.

     Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"). FSP 106-2 provides accounting guidance to employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. The postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced by $213 million at July 1, 2004.

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

     Effective January 1, 2004, the Company adopted SOP 03-1, as interpreted by a Technical Practice Aid ("TPA"), issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1"), which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets"), under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's consolidated financial statements. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. Due to the adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income taxes of $46 million, for the year ended December 31, 2004.

     In December 2003, FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments were effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements.

     During 2003, the Company adopted FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"). Certain of the Company's investments in real estate joint ventures and other limited partnership interests meet the definition of a variable interest entity ("VIE") and have been consolidated, in accordance with the transition rules and effective dates, because the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest; or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non-SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. As of March 31, 2004, the Company consolidated assets and liabilities relating to real estate joint ventures of $78 million and $11 million, respectively, and assets and liabilities relating to other limited partnerships of $29 million and less than $1 million, respectively, for VIEs for which the Company was deemed to be the primary beneficiary. There was no impact to net income from the adoption of FIN 46.

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

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring ("EITF 94-3"). As required by SFAS 146, the Company adopted this guidance on a prospective basis which had no material impact on the Company's consolidated financial statements.

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

  COMPOSITION OF PORTFOLIO AND INVESTMENT RESULTS

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the years ended December 31, 2005, 2004 and 2003.

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2005       2004       2003
                                                       --------   --------   --------
                                                               (IN MILLIONS)
FIXED MATURITIES
Yield(2).............................................      6.02%      6.53%      6.91%
Investment income(3).................................  $ 10,424   $  9,015   $  8,480
Net investment gains (losses)........................  $   (868)  $     71   $   (398)
Ending assets(3).....................................  $230,875   $176,377   $167,382
MORTGAGE AND CONSUMER LOANS
Yield(2).............................................      6.81%      6.99%      7.49%
Investment income(4).................................  $  2,236   $  1,951   $  1,902
Net investment gains (losses)........................  $     17   $    (47)  $    (56)
Ending assets........................................  $ 37,190   $ 32,406   $ 26,249
REAL ESTATE AND REAL ESTATE JOINT VENTURES(5)
Yield(2).............................................     10.59%     11.69%     10.88%
Investment income....................................  $    467   $    515   $    513
Net investment gains (losses)........................  $  2,139   $    162   $    440
Ending assets........................................  $  4,665   $  4,233   $  4,677
POLICY LOANS
Yield(2).............................................      6.00%      6.15%      6.40%
Investment income....................................  $    572   $    541   $    554
Ending assets........................................  $  9,981   $  8,899   $  8,750
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP
  INTERESTS
Yield(2).............................................     12.44%      9.96%      3.03%
Investment income....................................  $    774   $    404   $    111
Net investment gains (losses)........................  $    159   $    208   $    (43)
Ending assets........................................  $  7,614   $  5,095   $  4,183
CASH AND SHORT-TERM INVESTMENTS
Yield(2).............................................      3.66%      3.00%      2.45%
Investment income....................................  $    362   $    153   $    160
Net investment gains (losses)........................  $     (2)  $     (1)  $      1
Ending assets........................................  $  7,324   $  6,710   $  5,483
OTHER INVESTED ASSETS(6)
Yield(2).............................................      8.96%      6.55%      9.65%
Investment income....................................  $    570   $    290   $    324
Net investment gains (losses)(7).....................  $    502   $   (149)  $   (159)
Ending assets........................................  $  8,078   $  5,295   $  4,998

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2005       2004       2003
                                                       --------   --------   --------
                                                               (IN MILLIONS)
TOTAL INVESTMENTS
Gross investment income yield(2).....................      6.35%      6.69%      6.88%
Investment fees and expenses yield...................     (0.14)%    (0.14)%    (0.16)%
                                                       --------   --------   --------
NET INVESTMENT INCOME YIELD..........................      6.21%      6.55%      6.72%
                                                       ========   ========   ========
Gross investment income..............................  $ 15,405   $ 12,869   $ 12,044
Investment fees and expenses.........................  $   (339)  $   (260)  $   (276)
                                                       --------   --------   --------
NET INVESTMENT INCOME(1)(5)(6)(7)....................  $ 15,066   $ 12,609   $ 11,768
                                                       ========   ========   ========
Ending assets(1).....................................  $305,727   $239,015   $221,722
                                                       ========   ========   ========
Net investment gains (losses)(1)(5)(6)(7)............  $  1,947   $    244   $   (215)
                                                       ========   ========   ========

---------------

(1) Included in ending assets, investment income and investment gains (losses) is $7,102 million, $213 million and $8 million, respectively, related to the consolidation of separate accounts under SOP 03-1 for the year ended December 31, 2005. Included in ending assets, investment income and investment gains (losses) is $2,139 million, $86 million and $25 million, respectively, related to the consolidation of separate accounts under SOP 03-1 for the year ended December 31, 2004.

(2) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(3) Fixed maturities include $825 million in ending assets and $14 million in investment income relating to trading securities for the year ended December 31, 2005. The annualized yield on trading securities was 2.74% for the year ended December 31, 2005. The Company did not have any trading securities during the years ended December 31, 2004 and 2003.

(4) Investment income from mortgage and consumer loans includes prepayment fees.

(5) Real estate and real estate joint venture income includes amounts classified as discontinued operations of $58 million, $169 million and $212 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net investment gains (losses) include $2,125 million, $146 million and $420 million of gains classified as discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively.

(6) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $99 million, $51 million and $84 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are excluded from net investment gains (losses). Additionally, excluded from net investment gains (losses) for year ended December 31, 2005 is ($13) million related to revaluation losses on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting.

(7) Included in net investment gains (losses) from other invested assets for the year ended December 31, 2004 is a charge of $26 million related to a funds withheld reinsurance treaty that was converted to a coinsurance agreement. This amount is classified in net investment income in the consolidated statements of income.

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 75.2% and 73.8% of total cash and invested assets at December 31, 2005 and 2004, respectively. Based on estimated fair value, public fixed maturities represented $200,177 million, or 87.0%, and $154,439 million, or 87.6%, of total fixed maturities at December 31, 2005 and 2004, respectively. Based on estimated fair value, private fixed maturities represented $29,873 million, or 13.0%, and $21,938 million, or 12.4%, of total fixed maturities at December 31, 2005 and 2004, respectively.

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

     The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated "Baa3" or higher by Moody's Investors Services ("Moody's"), or rated "BBB--" or higher by Standard & Poor's ("S&P") and Fitch Ratings Insurance Group ("Fitch")), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P and Fitch).

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                                   DECEMBER 31, 2005                DECEMBER 31, 2004
                                             ------------------------------   ------------------------------
                                              COST OR                          COST OR
                                             AMORTIZED   ESTIMATED    % OF    AMORTIZED   ESTIMATED    % OF
NAIC RATING  RATING AGENCY DESIGNATION (1)     COST      FAIR VALUE   TOTAL     COST      FAIR VALUE   TOTAL
-----------  -----------------------------   ---------   ----------   -----   ---------   ----------   -----
                                                                      (IN MILLIONS)
     1       Aaa/Aa/A...................     $161,256     $165,577     72.0%  $112,702     $118,410     67.1%
     2       Baa........................       47,712       49,124     21.3     42,165       45,311     25.7
     3       Ba.........................        8,794        9,142      4.0      6,907        7,500      4.2
     4       B..........................        5,666        5,710      2.5      4,081        4,397      2.5
     5       Caa and lower..............          287          290      0.1        329          366      0.2
     6       In or near default.........           18           15       --        101           90      0.1
                                             --------     --------    -----   --------     --------    -----
             Subtotal...................      223,733      229,858     99.9    166,285      176,074     99.8
             Redeemable preferred stock..         193          192      0.1        326          303      0.2
                                             --------     --------    -----   --------     --------    -----
             Total fixed maturities.....     $223,926     $230,050    100.0%  $166,611     $176,377    100.0%
                                             ========     ========    =====   ========     ========    =====

---------------

(1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody's, S&P and Fitch at December 31, 2005 and the lower of the applicable ratings between Moody's and S&P at December 31, 2004. Beginning in the third quarter of 2005, the Company incorporated Fitch into its rating agency designations to be consistent with the Lehman Brothers' ratings convention. If no rating is available from a rating agency, then the MetLife rating is used.

     The following table shows the cost or amortized cost and estimated fair value of fixed maturities, by contractual maturity dates (excluding scheduled sinking funds) at:

                                                              DECEMBER 31,
                                             -----------------------------------------------
                                                      2005                     2004
                                             ----------------------   ----------------------
                                              COST OR                  COST OR
                                             AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
                                                              (IN MILLIONS)
Due in one year or less....................  $  7,083     $  7,124    $  6,749     $  6,844
Due after one year through five years......    36,100       36,557      29,846       31,164
Due after five years through ten years.....    45,303       46,256      33,531       35,996
Due after ten years........................    58,667       63,404      41,593       46,463
                                             --------     --------    --------     --------
  Subtotal.................................   147,153      153,341     111,719      120,467
Mortgage-backed, commercial mortgage-backed
  and other asset-backed securities........    76,580       76,517      54,566       55,607
                                             --------     --------    --------     --------
  Subtotal.................................   223,733      229,858     166,285      176,074
Redeemable preferred stock.................       193          192         326          303
                                             --------     --------    --------     --------
  Total fixed maturities...................  $223,926     $230,050    $166,611     $176,377
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

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                         DECEMBER 31, 2005
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 72,339    $2,814    $  835     $ 74,318     32.3%
Residential mortgage-backed
  securities...........................    47,365       353       472       47,246     20.5
Foreign corporate securities...........    33,578     1,842       439       34,981     15.2
U.S. treasury/agency securities........    25,643     1,401        86       26,958     11.7
Commercial mortgage-backed
  securities...........................    17,682       223       207       17,698      7.7
Asset-backed securities................    11,533        91        51       11,573      5.0
Foreign government securities..........    10,080     1,401        35       11,446      5.0
State and political subdivision
  securities...........................     4,601       185        36        4,750      2.1
Other fixed maturity securities........       912        17        41          888      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   223,733     8,327     2,202      229,858     99.9
Redeemable preferred stocks............       193         2         3          192      0.1
                                         --------    ------    ------     --------    -----
     Total fixed maturities............  $223,926    $8,329    $2,205     $230,050    100.0%
                                         ========    ======    ======     ========    =====
Common stocks..........................  $  2,004    $  250    $   30     $  2,224     66.6%
Non-redeemable preferred stocks........     1,080        45        11        1,114     33.4
                                         --------    ------    ------     --------    -----
     Total equity securities(1)........  $  3,084    $  295    $   41     $  3,338    100.0%
                                         ========    ======    ======     ========    =====

                                                          DECEMBER 31, 2004
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                            (IN MILLIONS)
U.S. corporate securities...............  $ 58,022    $ 3,870    $172     $ 61,720     34.9%
Residential mortgage-backed
  securities............................    31,683        612      65       32,230     18.3
Foreign corporate securities............    24,972      2,582      85       27,469     15.6
U.S. treasury/agency securities.........    16,534      1,314      22       17,826     10.1
Commercial mortgage-backed securities...    12,099        440      38       12,501      7.1
Asset-backed securities.................    10,784        125      33       10,876      6.2
Foreign government securities...........     7,621        973      26        8,568      4.8
State and political subdivision
  securities............................     3,683        220       4        3,899      2.2
Other fixed maturity securities.........       887        131      33          985      0.6
                                          --------    -------    ----     --------    -----
     Total bonds........................   166,285     10,267     478      176,074     99.8
Redeemable preferred stocks.............       326         --      23          303      0.2
                                          --------    -------    ----     --------    -----
  Total fixed maturities................  $166,611    $10,267    $501     $176,377    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $  1,412    $   244    $  5     $  1,651     75.5%
Non-redeemable preferred stocks.........       501         39       3          537     24.5
                                          --------    -------    ----     --------    -----
  Total equity securities(1)............  $  1,913    $   283    $  8     $  2,188    100.0%
                                          ========    =======    ====     ========    =====

---------------

(1) Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $472 million and $332 million at December 31, 2005 and 2004, respectively.

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

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $64 million, $102 million and $355 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company's three largest impairments totaled $40 million, $53 million and $125 million for the years ended December 31, 2005, 2004 and 2003, respectively. The circumstances that gave rise to these impairments were either financial restructurings or bankruptcy filings. During the years ended December 31, 2005, 2004 and 2003, the Company sold or disposed of fixed maturities and equity securities at a loss that had a fair value of $93,872 million, $29,939 million and $21,984 million, respectively. Gross losses excluding impairments for fixed maturities and equity securities were $1,391 million, $516 million and $500 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities, at December 31, 2005 and December 31, 2004, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                       DECEMBER 31, 2005
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                LOSSES             SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                           (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months............  $ 92,512     $213     $1,707      $51      11,441      308
Six months or greater but less
  than nine months..............     3,704        5        108        2         456        7
Nine months or greater but less
  than twelve months............     5,006       --        133       --         573        2
Twelve months or greater........     7,555       23        240        5         924        8
                                  --------     ----     ------      ---      ------      ---
  Total.........................  $108,777     $241     $2,188      $58      13,394      325
                                  ========     ====     ======      ===      ======      ===

                                                       DECEMBER 31, 2004
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                LOSSES             SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                           (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months............   $27,175     $ 79      $246       $18       3,186      117
Six months or greater but less
  than nine months..............     8,477        9       111         2         687        5
Nine months or greater but less
  than twelve months............     1,595       19        33         4         206        5
Twelve months or greater........     2,798       19        80        15         395        7
                                   -------     ----      ----       ---       -----      ---
  Total.........................   $40,045     $126      $470       $39       4,474      134
                                   =======     ====      ====       ===       =====      ===

     The gross unrealized loss related to the Company's fixed maturities and equity securities at December 31, 2005 was $2,246 million. These securities are concentrated by sector in U.S. corporates (37%); residential mortgage-backed (21%); and foreign corporates (20%); and are concentrated by industry in mortgage-backed (30%); industrial (22%); and finance (11%) (calculated as a percentage of gross unrealized loss). Non-investment grade securities represent 5% of the $106,772 million fair value and 8% of the $2,246 million gross unrealized loss.

     The Company held one fixed maturity with a gross unrealized loss at December 31, 2005 greater than $10 million. This security represented less than 1% of the gross unrealized loss on fixed maturities and equity securities.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

                                                   DECEMBER 31, 2005    DECEMBER 31, 2004
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Industrial.......................................   $ 41,322     37.8%   $35,785      40.1%
Foreign(1).......................................     34,981     32.0     27,469      30.8
Finance..........................................     19,189     17.5     14,481      16.3
Utility..........................................     12,633     11.6     10,800      12.1
Other............................................      1,174      1.1        654       0.7
                                                    --------    -----    -------     -----
  Total..........................................   $109,299    100.0%   $89,189     100.0%
                                                    ========    =====    =======     =====

---------------

(1) Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

     The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At December 31, 2005 and 2004, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $6,215 million and $4,967 million, respectively, each less than 3% of the Company's total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturities held at December 31, 2005 and 2004 was $943 million and $631 million, respectively.

     The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

     Structured Securities. The following table shows the types of structured securities the Company held at:

                                                   DECEMBER 31, 2005    DECEMBER 31, 2004
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Residential mortgage-backed securities:
  Collateralized mortgage obligations............   $29,679      38.8%   $19,752      35.5%
  Pass-through securities........................    17,567      23.0     12,478      22.4
                                                    -------     -----    -------     -----
Total residential mortgage-backed securities.....    47,246      61.8     32,230      57.9
Commercial mortgage-backed securities............    17,698      23.1     12,501      22.5
Asset-backed securities..........................    11,573      15.1     10,876      19.6
                                                    -------     -----    -------     -----
     Total.......................................   $76,517     100.0%   $55,607     100.0%
                                                    =======     =====    =======     =====

     The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At December 31, 2005, $46,304 million, or 98.0%, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At December 31, 2004, $31,768 million, or 98.6%, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     At December 31, 2005, $13,272 million, or 75%, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At December 31, 2004, $8,750 million, or 70.0%, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's or S&P.

     The Company's asset-backed securities are diversified both by sector and by issuer. Home equity loan and credit card receivables, accounting for about 31% and 26% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. At December 31, 2005, $6,084 million, or 52.6%, of total asset-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At December 31, 2004, $6,775 million, or 62.3%, of the total asset-backed securities were rated Aaa/AAA by Moody's or S&P.

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

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to bankruptcy-remote SPEs and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method. The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities.

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

     The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $362 million and $666 million at December 31, 2005 and 2004, respectively. The related net investment income recognized was $28 million, $45 million and $78 million for the years ended December 31, 2005, 2004 and 2003, respectively.

  TRADING SECURITIES

     During 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income. Net investment income for the year ended December 31, 2005 includes $37 million of gains (losses) on securities classified as trading. Of this amount, $42 million relates to net gains (losses) recognized on trading securities sold during the year ended December 31, 2005. The remaining ($5) million for the year ended December 31, 2005 relates to changes in fair value on trading securities held at December 31, 2005. The Company did not have any trading securities during the years ended December 31, 2004 and 2003.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca Citigroup Investments Ltd. ("Tribeca"). Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. MetLife is the majority owner of the feeder fund and consolidates the fund within its consolidated financial statements. Approximately $452 million of Tribeca's investments are reported as trading securities in the accompanying consolidated financial statements with changes in fair value recognized in net investment income.

  MORTGAGE AND CONSUMER LOANS

     The Company's mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 12.2% and 13.6% of the Company's total cash and invested assets at December 31, 2005 and 2004, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage and consumer loans by type at:

                                                     DECEMBER 31, 2005    DECEMBER 31, 2004
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                                  (IN MILLIONS)
Commercial mortgage loans..........................   $28,022     75.4%    $24,990     77.1%
Agricultural mortgage loans........................     7,700     20.7       5,907     18.2
Consumer loans.....................................     1,468      3.9       1,509      4.7
                                                      -------    -----     -------    -----
  Total............................................   $37,190    100.0%    $32,406    100.0%
                                                      =======    =====     =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                     DECEMBER 31, 2005    DECEMBER 31, 2004
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                                  (IN MILLIONS)
REGION
Pacific............................................   $ 6,818     24.3%    $ 6,075     24.3%
South Atlantic.....................................     6,093     21.8       5,696     22.8
Middle Atlantic....................................     4,689     16.7       4,057     16.2
East North Central.................................     3,078     11.0       2,550     10.2
West South Central.................................     2,069      7.4       2,024      8.1
New England........................................     1,295      4.6       1,412      5.6
International......................................     1,817      6.5       1,364      5.5
Mountain...........................................       861      3.1         778      3.1
West North Central.................................       825      2.9         667      2.7
East South Central.................................       381      1.4         268      1.1
Other..............................................        96      0.3          99      0.4
                                                      -------    -----     -------    -----
  Total............................................   $28,022    100.0%    $24,990    100.0%
                                                      =======    =====     =======    =====
PROPERTY TYPE
Office.............................................   $13,453     48.0%    $11,500     46.0%
Retail.............................................     6,398     22.8       5,698     22.8
Apartments.........................................     3,102     11.1       3,264     13.1
Industrial.........................................     2,656      9.5       2,499     10.0
Hotel..............................................     1,355      4.8       1,245      5.0
Other..............................................     1,058      3.8         784      3.1
                                                      -------    -----     -------    -----
  Total............................................   $28,022    100.0%    $24,990    100.0%
                                                      =======    =====     =======    =====

     The following table presents the scheduled maturities for the Company's commercial mortgage loans at:

                                                     DECEMBER 31, 2005    DECEMBER 31, 2004
                                                     ------------------   ------------------
                                                     CARRYING     % OF    CARRYING     % OF
                                                       VALUE     TOTAL      VALUE     TOTAL
                                                     ---------   ------   ---------   ------
                                                                  (IN MILLIONS)
Due in one year or less............................   $ 1,052      3.8%    $   939      3.7%
Due after one year through two years...............     2,138      7.6       1,800      7.2
Due after two years through three years............     2,640      9.4       2,372      9.5
Due after three years through four years...........     4,037     14.4       2,943     11.8
Due after four years through five years............     3,946     14.1       4,578     18.3
Due after five years...............................    14,209     50.7      12,358     49.5
                                                      -------    -----     -------    -----
  Total............................................   $28,022    100.0%    $24,990    100.0%
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

     The Company records valuation allowances for certain of the loans that it deems impaired. The Company's valuation allowances are established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Loan specific valuation allowances are established for the excess carrying value of the mortgage loan over the present value of expected future cash flows discounted at the loan's original effective interest rate, the value of the loan's collateral or the loan's market value if the loan is being sold. Valuation allowances for pools of loans are established based on property types and loan to value risk factors. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains (losses).

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                   DECEMBER 31, 2005                           DECEMBER 31, 2004
                       -----------------------------------------   -----------------------------------------
                                                         % OF                                        % OF
                       AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                       COST (1)    TOTAL   ALLOWANCE     COST      COST (1)    TOTAL   ALLOWANCE     COST
                       ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                           (IN MILLIONS)
Performing...........   $28,158      100%    $147         0.5%      $25,077     99.8%    $128          0.5%
Restructured.........        --       --       --          --%           55      0.2       18         32.7%
Potentially
  delinquent.........         3       --       --          --%            7       --        3         42.9%
Delinquent or under
  foreclosure........         8       --       --          --%           --       --       --           --%
                        -------    -----     ----                   -------    -----     ----
  Total..............   $28,169    100.0%    $147         0.5%      $25,139    100.0%    $149          0.6%
                        =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Balance, beginning of year..................................  $149   $122   $119
Additions...................................................    43     53     51
Deductions..................................................   (45)   (26)   (48)
                                                              ----   ----   ----
Balance, end of year........................................  $147   $149   $122
                                                              ====   ====   ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

     Approximately 67% of the $7,700 million of agricultural mortgage loans outstanding at December 31, 2005 were subject to rate resets prior to maturity. A substantial portion of these loans is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                   DECEMBER 31, 2005                           DECEMBER 31, 2004
                       -----------------------------------------   -----------------------------------------
                                                         % OF                                        % OF
                       AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                       COST (1)    TOTAL   ALLOWANCE     COST      COST (1)    TOTAL   ALLOWANCE     COST
                       ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                           (IN MILLIONS)
Performing...........   $7,635      99.0%     $ 8         0.1%      $5,803      98.1%     $4          0.1%
Restructured.........       36       0.5       --          --%          67       1.1      --           --%
Potentially
  delinquent.........        3        --        1        33.3%           4       0.1       1         25.0%
Delinquent or under
  foreclosure........       37       0.5        2         5.4%          40       0.7       2          5.0%
                        ------     -----      ---                   ------     -----      --
  Total..............   $7,711     100.0%     $11         0.1%      $5,914     100.0%     $7          0.1%
                        ======     =====      ===                   ======     =====      ==

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Balance, beginning of year..................................  $ 7    $ 6    $ 6
Additions...................................................    4      5      1
Deductions..................................................   --     (4)    (1)
                                                              ---    ---    ---
Balance, end of year........................................  $11    $ 7    $ 6
                                                              ===    ===    ===

     Consumer Loans. Consumer loans consist of residential mortgages and auto loans.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial properties located primarily in the United States. At December 31, 2005 and 2004, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,665 million and $4,233 million, respectively, or 1.5% and 1.8%, of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                      DECEMBER 31, 2005    DECEMBER 31, 2004
                                                      ------------------   ------------------
                                                      CARRYING     % OF    CARRYING     % OF
                                                        VALUE     TOTAL      VALUE     TOTAL
                                                      ---------   ------   ---------   ------
TYPE                                                               (IN MILLIONS)
Real estate held-for-investment.....................   $3,735      80.1%    $2,687      63.5%
Real estate joint ventures held-for-investment......      926      19.8        386       9.1
Foreclosed real estate held-for-investment..........        4       0.1          3       0.1
                                                       ------     -----     ------     -----
                                                        4,665     100.0      3,076      72.7
                                                       ------     -----     ------     -----
Real estate held-for-sale...........................       --        --      1,156      27.3
Foreclosed real estate held-for-sale................       --        --          1        --
                                                       ------     -----     ------     -----
                                                           --        --      1,157      27.3
                                                       ------     -----     ------     -----
Total real estate, real estate joint ventures and
  real estate held-for-sale.........................   $4,665     100.0%    $4,233     100.0%
                                                       ======     =====     ======     =====

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $0 million and $1,157 million at December 31, 2005 and 2004, respectively, are net of valuation allowances of $0 million and $4 million, respectively, and net of impairments of $0 million and $12 million at December 31, 2005 and 2004, respectively.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

     In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. The gains are included in income from discontinued operations in the accompanying consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

     In 2004, the Company sold one of its real estate investments, Sears Tower, resulting in a gain of $85 million, net of income taxes.

  OTHER LIMITED PARTNERSHIP INTERESTS

     The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $4,276 million and $2,907 million at December 31, 2005 and 2004, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies, does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in other limited partnerships represented 1.4% and 1.2% of cash and invested assets at December 31, 2005 and 2004, respectively.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $4,573 million and $3,916 million at December 31, 2005 and 2004, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also includes derivative revaluation gains and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.6% and 2.2% of cash and invested assets at December 31, 2005 and 2004, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments.

     The table below provides a summary of the notional amount and current market or fair value of derivative financial instruments held at:

                                       DECEMBER 31, 2005                 DECEMBER 31, 2004
                                -------------------------------   -------------------------------
                                              CURRENT MARKET                    CURRENT MARKET
                                              OR FAIR VALUE                     OR FAIR VALUE
                                NOTIONAL   --------------------   NOTIONAL   --------------------
                                 AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                --------   ------   -----------   --------   ------   -----------
                                                          (IN MILLIONS)
Interest rate swaps...........  $20,444    $  653     $   69      $12,681     $284      $   22
Interest rate floors..........   10,975       134         --        3,325       38          --
Interest rate caps............   27,990       242         --        7,045       12          --
Financial futures.............    1,159        12          8          611       --          13
Foreign currency swaps........   14,274       527        991        8,214      150       1,302
Foreign currency forwards.....    4,622        64         92        1,013        5          57
Options.......................      815       356          6          263       37           7
Financial forwards............    2,452        13          4          326       --          --
Credit default swaps..........    5,882        13         11        1,897       11           5
Synthetic GICs................    5,477        --         --        5,869       --          --
Other.........................      250         9         --          450        1           1
                                -------    ------     ------      -------     ----      ------
  Total.......................  $94,340    $2,023     $1,181      $41,694     $538      $1,407
                                =======    ======     ======      =======     ====      ======

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At December 31, 2005 and 2004, the Company owned 3,305 and 776 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At December 31, 2005 and 2004, the Company owned 213,000 and no equity financial forwards, respectively. Equity financial forwards market values are included in financial forwards in the preceding table. At December 31, 2005 and 2004, the Company owned 4,720,254 and 493,358 equity options, respectively. Equity options market values are included in options in the preceding table. The notional amount of $562 million, related to equity options for 2004 has been removed from the above table to conform with the 2005 presentation.

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

     The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit related losses in the event of nonperformance by counterparties to such derivative instruments.

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2005, the Company was obligated to return cash collateral under its control of $195 million. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheet. As of December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $427 million, which is held in separate custodial accounts. Such collateral is included in other assets and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheet. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2005, none of the collateral had been sold or repledged.

     As of December 31, 2005, the Company provided collateral of $4 million, which is included in other assets in the consolidated balance sheet. The counterparties are permitted by contract to sell or repledge this collateral. The Company did not have any cash or other collateral related to derivative instruments at December 31, 2004.

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's consolidated financial statements at December 31, 2005; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                             DECEMBER 31, 2005
                                             -------------------------------------------------
                                               PRIMARY BENEFICIARY     NOT PRIMARY BENEFICIARY
                                             -----------------------   -----------------------
                                                           MAXIMUM                   MAXIMUM
                                               TOTAL     EXPOSURE TO     TOTAL     EXPOSURE TO
                                             ASSETS(1)     LOSS(2)     ASSETS(1)     LOSS(2)
                                             ---------   -----------   ---------   -----------
                                                               (IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations..........    $ --         $ --        $ 3,728      $  463
Real estate joint ventures(3)..............     304          114            246          19
Other limited partnerships(4)..............      48           35         15,760       2,109
Other investments(5).......................      --           --          3,722         242
                                               ----         ----        -------      ------
  Total....................................    $352         $149        $23,456      $2,833
                                               ====         ====        =======      ======

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at December 31, 2005. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of participation or retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnerships and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

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

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $32,068 million and $26,564 million and an estimated fair value of $32,954 million and $27,974 million were on loan under the program at December 31,

2005 and 2004, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $33,893 million and $28,678 million at December 31, 2005 and 2004, respectively. Securities loaned transactions are accounted for as financing arrangements on the Company's consolidated balance sheets and consolidated statements of cash flows and the income and expenses associated with the program are reported in net investment income as investment income and investment expenses, respectively. Security collateral of $207 million and $17 million, respectively, at December 31, 2005 and 2004 on deposit from customers in connection with the securities lending transactions may not be sold or repledged and is not reflected in the consolidated financial statements.

  SEPARATE ACCOUNTS

     The Company had $127.9 billion and $86.8 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of December 31, 2005 and 2004, respectively. The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company must effectively manage, measure and monitor the market risk associated with its invested assets and interest rate sensitive insurance contracts. It has developed an integrated process for managing risk, which it conducts through its Corporate Risk Management Department, Asset/Liability Management Committees ("ALM Committees") and additional specialists at the business segment level. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

     The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates. The equity and foreign currency portfolios do not expose the Company to material market risk.

     The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

     The Travelers acquisition has increased the Company's exposure to market risk. The Travelers acquisition has not changed management's processes for measuring, managing and monitoring market risk; however, some of those processes are utilizing interim manual reporting and estimation techniques while the Company integrates the operations acquired. During the second half of 2005, management restructured the portfolio of assets that were acquired, generally reducing the amount of market risk associated with the acquired block, in line with the Company's overall investment strategy. The acquisition also changed the profile of the Company's foreign currency exchange rate risk, although management still deems the aggregate sensitivity to foreign currency exchange rate risk to be immaterial.

MARKET RISK EXPOSURES

     The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, "market risk" is defined as the risk of loss resulting from changes in interest rates, equity market prices and foreign currency exchange rates.

     Interest rates. The Company's exposure to interest rate changes results from its significant holdings of fixed maturities, as well as its interest rate sensitive liabilities. The fixed maturities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include guaranteed interest contracts and fixed annuities, which have the same type of interest rate exposure (medium- and long-term treasury rates) as the fixed maturities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, and prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company's products in order to better match the duration of the assets and the liabilities they support.

     Equity market prices. The Company's investments in equity securities expose it to changes in equity prices, as do certain liabilities that involve long-term guarantees on equity performance. It manages this risk on an integrated basis with other risks through its asset/liability management strategies. The Company also manages equity market price risk through industry and issuer diversification, asset allocation techniques and the use of derivatives.

     Foreign currency exchange rates. The Company's exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities, equity securities and liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company's investment portfolios are the Euro, the Canadian dollar and the British pound. The Company mitigates the majority of its fixed maturities' foreign currency exchange rate risk through the utilization of foreign currency swaps and forward contracts. Through its investments in foreign subsidiaries, the Company is primarily exposed to the Canadian dollar, the Mexican peso, the Australian dollar, the Argentinean peso, the South Korean won, the Chilean peso, the Taiwanese dollar and the Japanese Yen. The Company has matched substantially all of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to currency exchange rate fluctuation. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Additionally, in some countries, local surplus is held entirely or in part in U.S. dollar assets which further minimizes exposure to exchange rate fluctuation risk.

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

     Asset/liability management. The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Portfolio Management Unit, the Business Finance Asset/Liability Management Unit, and the operating business segments under the supervision of the various product line specific ALM Committees. The ALM Committees' duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

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

     Hedging activities. To reduce interest rate risk, MetLife's risk management strategies incorporate the use of various interest rate derivatives to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of its liabilities. Such instruments include financial futures, financial forwards, interest rate and credit default swaps, caps, floors and options. MetLife also uses foreign currency swaps and forwards to hedge its foreign currency denominated fixed income investments. In 2004, MetLife initiated a hedging strategy for certain equity price risks within its liabilities using equity futures and options.

RISK MEASUREMENT; SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at December 31, 2005 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

     Fair values. The Company bases its potential change in fair values on an immediate change (increase or decrease) in:

     - the net present values of its interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

     - the market value of its equity positions due to a 10% change (increase or decrease) in equity prices; and

     - the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% change (increase or decrease) in currency exchange rates.

     Earnings and cash flows. MetLife calculates the potential change in earnings and cash flows on the change in its earnings and cash flows over a one-year period based on an immediate 10% change (increase or decrease) in interest rates and equity prices. The following factors were incorporated into the earnings and cash flows sensitivity analyses:

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

     - for derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at December 31, 2005. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at December 31, 2005 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio, as of the period indicated was:

                                                                DECEMBER 31, 2005
                                                               --------------------
                                                                  (IN MILLIONS)
Non-trading:
Interest rate risk..........................................          $5,570
Equity price risk...........................................          $  556
Foreign currency exchange rate risk.........................          $  728
Trading:
Interest rate risk..........................................          $    6

     The table below provides additional detail regarding the potential loss in fair value of the Company's non-trading interest sensitive financial instruments at December 31, 2005 by type of asset or liability.

                                                                    AS OF DECEMBER 31, 2005
                                                              ------------------------------------
                                                                                       ASSUMING A
                                                                                      10% INCREASE
                                                              NOTIONAL                IN THE YIELD
                                                               AMOUNT    FAIR VALUE      CURVE.
                                                              --------   ----------   ------------
                                                                         (IN MILLIONS)
ASSETS
  Fixed maturities..........................................              $230,050      $(5,633)
  Equity securities.........................................                 3,338           --
  Mortgage and consumer loans...............................                37,820         (616)
  Policy loans..............................................                 9,981         (324)
  Short-term investments....................................                 3,306          (18)
  Cash and cash equivalents.................................                 4,018           --
  Mortgage loan commitments.................................                    (4)         (14)
                                                                                        -------
     Total assets...........................................                            $(6,605)

                                                                    AS OF DECEMBER 31, 2005
                                                              ------------------------------------
                                                                                       ASSUMING A
                                                                                      10% INCREASE
                                                              NOTIONAL                IN THE YIELD
                                                               AMOUNT    FAIR VALUE      CURVE.
                                                              --------   ----------   ------------
                                                                         (IN MILLIONS)
LIABILITIES
  Policyholder account balances.............................              $107,083      $   917
  Short-term debt...........................................                 1,414           --
  Long-term debt............................................                10,296          395
  Junior subordinated debt securities underlying common
     equity units...........................................                 2,098           23
  Shares subject to mandatory redemption....................                   362           --
  Payables for collateral under securities loaned and other
     transactions...........................................                34,515           --
                                                                                        -------
     Total liabilities......................................                            $ 1,335
OTHER
  Derivative instruments (designated hedges or otherwise)
     Interest rate swaps....................................  $20,444     $    584      $   (76)
     Interest rate floors...................................   10,975          134          (39)
     Interest rate caps.....................................   27,990          242          101
     Financial futures......................................    1,159            4          (12)
     Foreign currency swaps.................................   14,274         (464)        (227)
     Foreign currency forwards..............................    4,622          (28)          --
     Options................................................      815          350           --
     Financial forwards.....................................    2,452            9           --
     Credit default swaps...................................    5,882            2           --
     Synthetic GICs.........................................    5,477           --           --
     Other..................................................      250            9           --
                                                                                        -------
       Total other..........................................                            $  (253)
                                                                                        -------
NET CHANGE..................................................                            $(5,570)
                                                                                        =======

     This quantitative measure of risk has increased by $1,920 million, or 53%, at December 31, 2005, from $3,650 million at December 31, 2004. The primary reasons for the increase are growth in assets exposed to interest rate risk in increasing interest scenarios including fixed maturity instruments and interest rate floors, and the increase in the yield curve since December 31, 2004. Subsequent to the restructuring of assets to comply with MetLife's investment guidelines, the Travelers acquisition represents $702 million of the increase. Approximately $600 million of the increase is due to asset growth other than from the Travelers acquisition and approximately $200 million is due to the lengthening of the asset portfolio during 2005. The major contributor to the remainder of the change is movements in the yield curve.

     In addition to the analysis above, as part of its asset liability management program, the Company also performs an analysis of the sensitivity to changes in interest rates, including both insurance liabilities and financial instruments. As of December 31, 2005, a hypothetical instantaneous 10% decrease in interest rates applied to the Company's liabilities, insurance and associated asset portfolios would reduce the fair value of equity by $390 million. Management does not expect that this sensitivity would produce a liquidity strain on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              -----
Report of Independent Registered Public Accounting Firm.....  F-1
Financial Statements at December 31, 2005 and 2004 and for
  the years ended December 31, 2005, 2004 and 2003:
  Consolidated Balance Sheets...............................  F-2
  Consolidated Statements of Income.........................  F-3
  Consolidated Statements of Stockholders' Equity...........  F-4
  Consolidated Statements of Cash Flows.....................  F-5
  Notes to Consolidated Financial Statements................  F-7
Financial Statement Schedules:
  Schedule I -- Consolidated Summary of Investments -- Other
     Than Investments in Affiliates as of December 31,
     2005...................................................  F-112
  Schedule II -- Condensed Financial Information (Parent
     Company Only) at December 31, 2005 and 2004 and for the
     years ended December 31, 2005, 2004 and 2003...........  F-113
  Schedule III -- Consolidated Supplementary Insurance
     Information for the years ended December 31, 2005, 2004
     and 2003...............................................  F-122
  Schedule IV -- Consolidated Reinsurance for the years
     ended December 31, 2005, 2004 and 2003.................  F-124

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MetLife, Inc.:

     We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MetLife, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1, the Company changed its method of accounting for certain non-traditional long duration contracts and separate accounts, and for embedded derivatives in certain insurance products as required by accounting guidance which became effective on January 1, 2004 and October 1, 2003, respectively, and recorded the impact as cumulative effects of changes in accounting principles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 28, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
February 28, 2006

                                 METLIFE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2005       2004
                                                              --------   --------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $223,926 and $166,611, respectively)...  $230,050   $176,377
  Trading securities, at fair value (cost: $830 and $0,
    respectively)...........................................       825         --
  Equity securities available-for-sale, at fair value (cost:
    $3,084 and $1,913, respectively)........................     3,338      2,188
  Mortgage and consumer loans...............................    37,190     32,406
  Policy loans..............................................     9,981      8,899
  Real estate and real estate joint ventures
    held-for-investment.....................................     4,665      3,076
  Real estate held-for-sale.................................        --      1,157
  Other limited partnership interests.......................     4,276      2,907
  Short-term investments....................................     3,306      2,662
  Other invested assets.....................................     8,078      5,295
                                                              --------   --------
    Total investments.......................................   301,709    234,967
Cash and cash equivalents...................................     4,018      4,048
Accrued investment income...................................     3,036      2,338
Premiums and other receivables..............................    12,186      6,695
Deferred policy acquisition costs and value of business
  acquired..................................................    19,641     14,327
Assets of subsidiaries held-for-sale........................        --        410
Goodwill....................................................     4,797        633
Other assets................................................     8,389      6,621
Separate account assets.....................................   127,869     86,769
                                                              --------   --------
    Total assets............................................  $481,645   $356,808
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................  $123,204   $100,154
  Policyholder account balances.............................   128,312     86,246
  Other policyholder funds..................................     8,331      7,251
  Policyholder dividends payable............................       917        898
  Policyholder dividend obligation..........................     1,607      2,243
  Short-term debt...........................................     1,414      1,445
  Long-term debt............................................     9,888      7,412
  Junior subordinated debt securities underlying common
    equity units............................................     2,134         --
  Shares subject to mandatory redemption....................       278        278
  Liabilities of subsidiaries held-for-sale.................        --        268
  Current income taxes payable..............................        69        421
  Deferred income taxes payable.............................     1,706      2,473
  Payables for collateral under securities loaned and other
    transactions............................................    34,515     28,678
  Other liabilities.........................................    12,300      9,448
  Separate account liabilities..............................   127,869     86,769
                                                              --------   --------
    Total liabilities.......................................   452,544    333,984
                                                              --------   --------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000
  shares authorized; 84,000,000 shares issued and
  outstanding at December 31, 2005; none issued and
  outstanding at December 31, 2004; $2,100 aggregate
  liquidation preference....................................         1         --
Common stock, par value $0.01 per share; 3,000,000,000
  shares authorized; 786,766,664 shares issued at December
  31, 2005 and 2004; 757,537,064 shares and 732,487,999
  shares outstanding at December 31, 2005 and 2004,
  respectively..............................................         8          8
Additional paid-in capital..................................    17,274     15,037
Retained earnings...........................................    10,865      6,608
Treasury stock, at cost; 29,229,600 shares and 54,278,665
  shares at December 31, 2005 and 2004, respectively........      (959)    (1,785)
Accumulated other comprehensive income......................     1,912      2,956
                                                              --------   --------
    Total stockholders' equity..............................    29,101     22,824
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $481,645   $356,808
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                  (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)

                                                               2005      2004      2003
                                                              -------   -------   -------
REVENUES
Premiums....................................................  $24,860   $22,200   $20,575
Universal life and investment-type product policy fees......    3,828     2,867     2,495
Net investment income.......................................   14,910    12,364    11,472
Other revenues..............................................    1,271     1,198     1,199
Net investment gains (losses)...............................      (93)      175      (551)
                                                              -------   -------   -------
     Total revenues.........................................   44,776    38,804    35,190
                                                              -------   -------   -------
EXPENSES
Policyholder benefits and claims............................   25,506    22,662    20,811
Interest credited to policyholder account balances..........    3,925     2,997     3,035
Policyholder dividends......................................    1,679     1,666     1,731
Other expenses..............................................    9,267     7,813     7,168
                                                              -------   -------   -------
     Total expenses.........................................   40,377    35,138    32,745
                                                              -------   -------   -------
Income from continuing operations before provision for
  income taxes..............................................    4,399     3,666     2,445
Provision for income taxes..................................    1,260     1,029       616
                                                              -------   -------   -------
Income from continuing operations...........................    3,139     2,637     1,829
Income from discontinued operations, net of income taxes....    1,575       207       414
                                                              -------   -------   -------
Income before cumulative effect of a change in accounting,
  net of income taxes.......................................    4,714     2,844     2,243
Cumulative effect of a change in accounting, net of income
  taxes.....................................................       --       (86)      (26)
                                                              -------   -------   -------
Net income..................................................    4,714     2,758     2,217
Preferred stock dividends...................................       63        --        --
Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust...............       --        --        21
                                                              -------   -------   -------
Net income available to common shareholders.................  $ 4,651   $ 2,758   $ 2,196
                                                              =======   =======   =======
Income from continuing operations available to common
  shareholders per common share
  Basic.....................................................  $  4.19   $  3.51   $  2.45
                                                              =======   =======   =======
  Diluted...................................................  $  4.16   $  3.49   $  2.42
                                                              =======   =======   =======
Net income available to common shareholders per common share
  Basic.....................................................  $  6.21   $  3.67   $  2.97
                                                              =======   =======   =======
  Diluted...................................................  $  6.16   $  3.65   $  2.94
                                                              =======   =======   =======
Cash dividends per common share.............................  $  0.52   $  0.46   $  0.23
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                 (IN MILLIONS)

                                                                 ADDITIONAL              TREASURY
                                            PREFERRED   COMMON    PAID-IN     RETAINED   STOCK AT
                                              STOCK     STOCK     CAPITAL     EARNINGS     COST
                                            ---------   ------   ----------   --------   --------
Balance at January 1, 2003................     $--        $8      $14,968     $ 2,807    $(2,405)
Treasury stock transactions, net..........                             20                    (92)
Issuance of shares -- by subsidiary.......                             24
Dividends on common stock.................                                       (175)
Settlement of common stock purchase
  contracts...............................                                       (656)     1,662
Premium on conversion of company-obligated
  mandatorily redeemable securities of a
  subsidiary trust........................                            (21)
Comprehensive income (loss):
  Net income..............................                                      2,217
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes........................
    Unrealized investment gains (losses),
      net of related offsets and income
      taxes...............................
    Foreign currency translation
      adjustments.........................
    Minimum pension liability
      adjustment..........................
    Other comprehensive income (loss).....
  Comprehensive income (loss).............
                                               ---        --      -------     -------    -------
Balance at December 31, 2003..............      --         8       14,991       4,193       (835)
Treasury stock transactions, net..........                             46                   (950)
Dividends on common stock.................                                       (343)
Comprehensive income (loss):
  Net income..............................                                      2,758
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes........................
    Unrealized investment gains (losses),
      net of related offsets and income
      taxes...............................
    Cumulative effect of a change in
      accounting, net of income taxes.....
    Foreign currency translation
      adjustments.........................
    Minimum pension liability
      adjustment..........................
    Other comprehensive income (loss).....
  Comprehensive income (loss).............
                                               ---        --      -------     -------    -------
Balance at December 31, 2004..............      --         8       15,037       6,608     (1,785)
Treasury stock transactions, net..........                             58                     99
Common stock issued in connection with
  acquisition.............................                            283                    727
Issuance of preferred stock...............       1                  2,042
Issuance of stock purchase contracts
  related to common equity units..........                           (146)
Dividends on preferred stock..............                                        (63)
Dividends on common stock.................                                       (394)
Comprehensive income (loss):
  Net income..............................                                      4,714
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes........................
    Unrealized investment gains (losses),
      net of related offsets and income
      taxes...............................
    Foreign currency translation
      adjustments, net of income taxes....
    Minimum pension liability adjustment,
      net of income taxes.................
    Other comprehensive income (loss).....
  Comprehensive income (loss).............
                                               ---        --      -------     -------    -------
Balance at December 31, 2005..............     $ 1        $8      $17,274     $10,865    $  (959)
                                               ===        ==      =======     =======    =======

                                                        ACCUMULATED OTHER
                                                   COMPREHENSIVE INCOME (LOSS)
                                            -----------------------------------------
                                                               FOREIGN      MINIMUM
                                            NET UNREALIZED    CURRENCY      PENSION
                                              INVESTMENT     TRANSLATION   LIABILITY
                                            GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                            --------------   -----------   ----------   -------
Balance at January 1, 2003................     $ 2,282          $(229)        $(46)     $17,385
Treasury stock transactions, net..........                                                  (72)
Issuance of shares -- by subsidiary.......                                                   24
Dividends on common stock.................                                                 (175)
Settlement of common stock purchase
  contracts...............................                                                1,006
Premium on conversion of company-obligated
  mandatorily redeemable securities of a
  subsidiary trust........................                                                  (21)
Comprehensive income (loss):
  Net income..............................                                                2,217
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes........................        (250)                                    (250)
    Unrealized investment gains (losses),
      net of related offsets and income
      taxes...............................         940                                      940
    Foreign currency translation
      adjustments.........................                        177                       177
    Minimum pension liability
      adjustment..........................                                     (82)         (82)
                                                                                        -------
    Other comprehensive income (loss).....                                                  785
                                                                                        -------
  Comprehensive income (loss).............                                                3,002
                                               -------          -----         ----      -------
Balance at December 31, 2003..............       2,972            (52)        (128)      21,149
Treasury stock transactions, net..........                                                 (904)
Dividends on common stock.................                                                 (343)
Comprehensive income (loss):
  Net income..............................                                                2,758
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes........................         (62)                                     (62)
    Unrealized investment gains (losses),
      net of related offsets and income
      taxes...............................          (6)                                      (6)
    Cumulative effect of a change in
      accounting, net of income taxes.....          90                                       90
    Foreign currency translation
      adjustments.........................                        144                       144
    Minimum pension liability
      adjustment..........................                                      (2)          (2)
                                                                                        -------
    Other comprehensive income (loss).....                                                  164
                                                                                        -------
  Comprehensive income (loss).............                                                2,922
                                               -------          -----         ----      -------
Balance at December 31, 2004..............       2,994             92         (130)      22,824
Treasury stock transactions, net..........                                                  157
Common stock issued in connection with
  acquisition.............................                                                1,010
Issuance of preferred stock...............                                                2,043
Issuance of stock purchase contracts
  related to common equity units..........                                                 (146)
Dividends on preferred stock..............                                                  (63)
Dividends on common stock.................                                                 (394)
Comprehensive income (loss):
  Net income..............................                                                4,714
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes........................         233                                      233
    Unrealized investment gains (losses),
      net of related offsets and income
      taxes...............................      (1,285)                                  (1,285)
    Foreign currency translation
      adjustments, net of income taxes....                        (81)                      (81)
    Minimum pension liability adjustment,
      net of income taxes.................                                      89           89
                                                                                        -------
    Other comprehensive income (loss).....                                               (1,044)
                                                                                        -------
  Comprehensive income (loss).............                                                3,670
                                               -------          -----         ----      -------
Balance at December 31, 2005..............     $ 1,942          $  11         $(41)     $29,101
                                               =======          =====         ====      =======

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                 (IN MILLIONS)

                                                               2005        2004       2003
                                                             ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $   4,714   $  2,758   $   2,217
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization expenses................        352        444         486
     Amortization of premiums and accretion of discounts
       associated with investments, net....................       (201)      (110)       (180)
     (Gains) losses from sales of investments and
       businesses, net.....................................     (2,271)      (302)        122
     Interest credited to policyholder account balances....      3,925      2,998       3,035
     Interest credited to bank deposits....................        106         38          17
     Universal life and investment-type product policy
       fees................................................     (3,828)    (2,867)     (2,495)
     Change in accrued investment income...................       (170)      (142)       (155)
     Change in premiums and other receivables..............        (37)        78        (334)
     Change in deferred policy acquisition costs, net......     (1,043)    (1,331)     (1,333)
     Change in insurance-related liabilities...............      5,709      5,346       4,698
     Change in trading securities..........................       (244)        --          --
     Change in income taxes payable........................        528       (135)        241
     Change in other assets................................        346       (497)       (471)
     Change in other liabilities...........................        506        356         320
     Other, net............................................       (387)      (124)        (41)
                                                             ---------   --------   ---------
Net cash provided by operating activities..................      8,005      6,510       6,127
                                                             ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
     Fixed maturities......................................    155,689     87,451      76,200
     Equity securities.....................................      1,062      1,686         612
     Mortgage and consumer loans...........................      8,462      3,954       3,483
     Real estate and real estate joint ventures............      3,668      1,268       1,088
     Other limited partnership interests...................      1,132        799         331
  Purchases of:
     Fixed maturities......................................   (169,102)   (94,266)   (101,526)
     Equity securities.....................................     (1,509)    (2,178)       (232)
     Mortgage and consumer loans...........................    (10,902)    (9,931)     (4,975)
     Real estate and real estate joint ventures............     (1,451)      (872)       (312)
     Other limited partnership interests...................     (1,105)      (894)       (643)
  Net change in short-term investments.....................      2,267       (740)         98
  Purchase of businesses, net of cash received of $852, $0
     and $27, respectively.................................    (10,160)        (7)         18
  Proceeds from sales of businesses, net of cash disposed
     of $43, $103 and $0, respectively.....................        260         29           5
  Net change in other invested assets......................       (426)      (575)       (803)
  Other, net...............................................       (495)      (141)       (222)
                                                             ---------   --------   ---------
Net cash used in investing activities......................  $ (22,610)  $(14,417)  $ (26,878)
                                                             ---------   --------   ---------

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                 (IN MILLIONS)

                                                                2005       2004       2003
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits................................................  $ 52,077   $ 39,506   $ 40,371
    Withdrawals.............................................   (47,827)   (31,057)   (31,135)
  Net change in payables for collateral under securities
    loaned and other transactions...........................     4,138      1,595      9,221
  Net change in short-term debt.............................       (56)    (2,178)     2,481
  Long-term debt issued.....................................     3,940      1,822        926
  Long-term debt repaid.....................................    (1,430)      (119)      (763)
  Preferred stock issued....................................     2,100         --         --
  Dividends on preferred stock..............................       (63)        --         --
  Junior subordinated debt securities issued................     2,134         --         --
  Treasury stock acquired...................................        --     (1,000)       (97)
  Settlement of common stock purchase contracts.............        --         --      1,006
  Proceeds from offering of common stock by subsidiary,
    net.....................................................        --         --        317
  Dividends on common stock.................................      (394)      (343)      (175)
  Stock options exercised...................................        72         51          1
  Debt and equity issuance costs............................      (128)        --         --
  Other, net................................................       (46)         3          8
                                                              --------   --------   --------
Net cash provided by financing activities...................    14,517      8,280     22,161
                                                              --------   --------   --------
Change in cash and cash equivalents.........................       (88)       373      1,410
Cash and cash equivalents, beginning of year................     4,106      3,733      2,323
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  4,018   $  4,106   $  3,733
                                                              ========   ========   ========
Cash and cash equivalents, subsidiaries held-for-sale,
  beginning of year.........................................  $     58   $     57   $     66
                                                              ========   ========   ========
CASH AND CASH EQUIVALENTS, SUBSIDIARIES HELD-FOR-SALE, END
  OF YEAR...................................................  $     --   $     58   $     57
                                                              ========   ========   ========
Cash and cash equivalents, from continuing operations,
  beginning of year.........................................  $  4,048   $  3,676   $  2,257
                                                              ========   ========   ========
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END
  OF YEAR...................................................  $  4,018   $  4,048   $  3,676
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Net cash paid during the year for:
    Interest................................................  $    579   $    362   $    468
                                                              ========   ========   ========
    Income taxes............................................  $  1,391   $    977   $    702
                                                              ========   ========   ========
  Non-cash transactions during the year:
    Business acquisitions:
      Assets acquired.......................................  $102,112   $     20   $    153
      Less: liabilities assumed.............................    90,090         13        144
                                                              --------   --------   --------
      Net assets acquired...................................    12,022          7          9
      Less: cash paid.......................................    11,012          7          9
                                                              --------   --------   --------
      Business acquisition, common stock issued.............  $  1,010   $     --   $     --
                                                              ========   ========   ========
    Business Dispositions:
      Assets disposed.......................................  $    366   $    923   $      8
      Less: liabilities disposed............................       269        820          5
                                                              --------   --------   --------
      Net assets disposed...................................        97        103          3
      Plus: equity securities received......................        43         --         --
      Less: cash disposed...................................        43        103         --
                                                              --------   --------   --------
      Business disposition, net of cash disposed............  $     97   $     --   $      3
                                                              ========   ========   ========
  Contribution of equity securities to MetLife Foundation...  $      1   $     50   $     --
                                                              ========   ========   ========
  Accrual for stock purchase contracts related to common
    equity units............................................  $     97   $     --   $     --
                                                              ========   ========   ========
  Purchase money mortgage on real estate sale...............  $     --   $      2   $    196
                                                              ========   ========   ========
  MetLife Capital Trust I transactions......................  $     --   $     --   $  1,037
                                                              ========   ========   ========
  Real estate acquired in satisfaction of debt..............  $      1   $      7   $     14
                                                              ========   ========   ========
  Transfer from funds withheld at interest to fixed
    maturities..............................................  $     --   $    606   $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                                 METLIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). MetLife, Inc. is a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Through its subsidiaries and affiliates, MetLife, Inc. offers life insurance, annuities, automobile and homeowners insurance and retail banking services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America and Europe.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of
(i) the Holding Company and its subsidiaries; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item (see Note 7). Assets, liabilities, revenues and expenses of the general account for 2005 and 2004 include amounts related to certain separate accounts previously reported in separate account assets and liabilities. See "-- Application of Recent Accounting Pronouncements." Intercompany accounts and transactions have been eliminated.

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

     Minority interest related to consolidated entities included in other liabilities was $1,291 million and $1,145 million at December 31, 2005 and 2004, respectively.

     Certain amounts in the prior year periods' consolidated financial statements have been reclassified to conform with the 2005 presentation. Such reclassifications include $1,397 million and $880 million relating to net bank deposits reclassified from net cash provided by operating activities to cash flows from financing activities for the years ended December 31, 2004 and 2003, respectively. This reclassification resulted from the reclassification of bank deposit balances from other liabilities to policyholder account balances on the consolidated balance sheet at December 31, 2004. In addition, $1,595 million and $9,221 million relating to the net change in payable for collateral under securities loaned and other transactions was reclassified from cash flows from investing activities to cash flows from financing activities on the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, respectively.

     On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company ("TIC"), excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup's international insurance businesses (collectively, "Travelers"), which is more fully described in Note 2. The acquisition is being accounted for using the purchase method of accounting. Travelers' assets, liabilities and results of operations are included in the Company's results beginning July 1, 2005. The accounting policies of Travelers were conformed to MetLife upon acquisition.

                                 METLIFE, INC.

  SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments;
(iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC"), including value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; (ix) the liability for litigation and regulatory matters; and (x) accounting for employee benefit plans. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from these estimates.

  Investments

     The Company's principal investments are in fixed maturities, mortgage and consumer loans, other limited partnerships, and real estate and real estate joint ventures, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company's ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an

                                 METLIFE, INC.

estimate of the entity's expected losses and expected residual returns and the allocation of such estimates to each party.

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

  Deferred Policy Acquisition Costs and Value of Business Acquired

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. VOBA, included in DAC, reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

  Goodwill

     Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business that is one level below the operating

                                 METLIFE, INC.

segment if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company's business segments. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple or discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

  Liability for Future Policy Benefits and Unpaid Claims and Claim Expenses

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Utilizing these assumptions, liabilities are established on a block of business basis.

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

  Litigation

     The Company is a party to a number of legal actions and regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumptions used to estimate the Company's asbestos-related liability include the number of future claims, the cost to

                                 METLIFE, INC.

resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. It is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

  Employee Benefit Plans

     Certain subsidiaries of the Holding Company sponsor pension and other retirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans require an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's consolidated financial statements and liquidity.

  SIGNIFICANT ACCOUNTING POLICIES

  Investments

     The Company's fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described in "-- Summary of Critical Accounting Estimates-Investments," about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

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

     Mortgage and consumer loans are stated at amortized cost, net of valuation allowances. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation

                                 METLIFE, INC.

allowances are established for the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan's original effective interest rate, the value of the loan's collateral or the loan's market value if the loan is being sold. The Company also establishes allowances for loan loss when a loss contingency exists for pools of loans with similar characteristics, for example, mortgage loans based on similar property types and loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Changes in valuation allowances are included in net investment gains and losses. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan's contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on impaired loans are recorded as a reduction of the recorded investment.

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

     Other invested assets consist principally of leveraged leases and funds withheld at interest. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and impairs residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies and equal to the net statutory reserves are withheld and continue to be legally owned by the ceding companies. Other invested assets also includes derivative revaluation gains and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. The Company recognizes interest on funds withheld in accordance with the treaty terms as investment income is earned on the assets supporting the reinsured policies. Interest on funds withheld is reported in net investment income in the consolidated financial statements.

     The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company's total return on its investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes and similar instruments.

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to a

                                 METLIFE, INC.

bankruptcy-remote special purpose entity ("SPE") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method. The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities. Prior to the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46"), and its December 2003 revision ("FIN 46(r)"), such SPEs were not consolidated because they did not meet the criteria for consolidation under previous accounting guidance.

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

  Trading Securities

     During 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

  Derivative Financial Instruments

     Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, or other financial indices. Derivatives may be exchange traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication derivatives as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments. Freestanding derivatives are carried on the Company's consolidated balance sheet either as assets within other invested assets or as liabilities within other liabilities at fair value as determined by quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, changes in the fair value of the derivative are reported in net investment gains (losses), in interest credited to policyholder account balances for economic hedges of liabilities embedded in certain variable annuity products offered by the Company or in net investment income for economic hedges of equity method investments in joint ventures.

     To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the fair value of a recognized asset or liability or an

                                 METLIFE, INC.

unrecognized firm commitment ("fair value hedge"); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"); or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

     Under a fair value hedge, changes in the fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within net investment gains (losses). The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.

     Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within other comprehensive income
(loss), a separate component of shareholders' equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company's earnings are affected by the variability in cash flows of the hedged item. Changes in the fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.

     In a hedge of a net investment in a foreign operation, changes in the fair value of the hedging derivative that are measured as effective are reported within other comprehensive income (loss) consistent with the translation adjustment for the hedged net investment in the foreign operation. Changes in the fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses).

     The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) the derivative is de-designated as a hedging instrument.

     When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company's earnings are affected by the variability in cash flows of the hedged item.

     When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur by the end of the specified time period or the hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in net investment gains (losses). Any asset or liability associated with a recognized firm commitment is derecognized from the consolidated balance sheet, and recorded

                                 METLIFE, INC.

currently in net investment gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in net investment gains (losses).

     In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value on the consolidated balance sheet, with changes in its fair value recognized in the current period as net investment gains (losses).

     The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under SFAS 133. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at fair value with the host contract and changes in their fair value are reported currently in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses).

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

  Property, Equipment, Leasehold Improvements and Computer Software

     Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets, as appropriate. The estimated life for company occupied real estate property is generally 40 years. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1,418 million and $1,258 million at December 31, 2005 and 2004, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $625 million and $565 million at December 31, 2005 and 2004, respectively. Related depreciation and amortization expense was $117 million, $112 million and $117 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1,010 million and $868 million at December 31, 2005 and 2004, respectively. Accumulated amortization of capitalized software was $661 million and $552 million at December 31, 2005 and 2004, respectively. Related amortization expense was $111 million, $139 million and $154 million for the years ended December 31, 2005, 2004 and 2003, respectively.

  Deferred Policy Acquisition Costs and Value of Business Acquired

     The costs of acquiring new and renewal insurance business that vary with, and are primarily related to, the production of that business are deferred. Such costs consist principally of commissions and agency and

                                 METLIFE, INC.

policy issue expenses. VOBA, included as part of DAC, represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the date of acquisition.

     DAC is amortized with interest over the expected life of the contract for participating traditional life, universal life and investment-type products. Generally, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges. Interest rates used to compute the present value of estimated gross margins and profits are based on rates in effect at the inception or acquisition of the contracts.

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

  Sales Inducements

     The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder's initial account balance is increased by an amount equal to a specified percentage of the customer's deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC.

  Goodwill

     Goodwill is the excess of cost over the fair value of net assets acquired. Changes in goodwill are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              -------   -----   ------
                                                                   (IN MILLIONS)
Balance, beginning of year..................................  $  633    $628    $ 750
Acquisitions................................................   4,180       4        3
Dispositions and other......................................     (16)      1     (125)
                                                              ------    ----    -----
Balance, end of year........................................  $4,797    $633    $ 628
                                                              ======    ====    =====

                                 METLIFE, INC.

     Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company's business segments. If the carrying value of a reporting unit's goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple or a discounted cash flow model.

  Liability for Future Policy Benefits and Policyholder Account Balances

     Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for domestic business and 3% to 12% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.

     Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of future benefit payments and related expenses less the present value of future net premiums. Assumptions as to mortality and persistency are based upon the Company's experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 4% to 7% for domestic business and 2% to 10% for international business.

     Participating business represented approximately 11% and 14% of the Company's life insurance in-force, and 41% and 56% of the number of life insurance policies in-force, at December 31, 2005 and 2004, respectively. Participating policies represented approximately 31% and 30%, 35% and 34%, and 38% and 38% of gross and net life insurance premiums for the years ended December 31, 2005, 2004 and 2003, respectively. The percentages indicated are calculated excluding the business of the Reinsurance segment.

     Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2% to 11% and for domestic business and 2% to 10% for international business.

     Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rates used in establishing such liabilities range from 3% to 7% for domestic business and 2% to 10% for international business.

     Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rates used in establishing such liabilities range from 3% to 8% for domestic business and 2% to 10% for international business.

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

     Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to
(i) policy account

                                 METLIFE, INC.

values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 0.3% to 14% for domestic business and 1% to 18% for international business, less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Bank deposits are also included in policyholder account balances.

     The Company issues fixed and floating rate obligations under its guaranteed interest contract ("GIC") program which are denominated in either U.S. dollars or foreign currencies. During the years ended December 31, 2005, 2004 and 2003, the Company issued $4,018 million, $3,958 million and $4,349 million, respectively, in such obligations. During the years ended December 31, 2005, 2004 and 2003, there were repayments of $1,052 million, $150 million and $47 million, respectively, of GICs under this program. In addition, the acquisition of Travelers increased the balance by $5,293 million in GICs as of December 31, 2005. Accordingly, the GICs outstanding, which are included in policyholder account balances in the accompanying consolidated balance sheets, were $17,442 million and $9,017 million at December 31, 2005 and 2004, respectively. Interest credited on the contracts for the years ended December 31, 2005, 2004 and 2003 was $464 million, $142 million and $58 million, respectively.

     The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies as follows:

     - Annuity guaranteed death benefit liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor's 500 Index ("S&P"). The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

     - Guaranteed income benefit liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for calculating such guaranteed income benefit liabilities are consistent with those used for calculating the guaranteed death benefit liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates a percentage of the potential annuitizations that may be elected by the contractholder.

     - Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid up guarantee liabilities are consistent with those used for amortizing DAC. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

                                 METLIFE, INC.

     The Company offers certain variable annuity products with guaranteed minimum benefit riders as follows:

     - Guaranteed minimum withdrawal benefit riders ("GMWB"s) guarantee a policyholder return of the purchase payment plus a bonus amount via partial withdrawals, even if the account value is reduced to zero, provided that the policyholder's cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract. When an additional purchase payment is made, the guaranteed withdrawal amount is set equal to the greater of (i) the guaranteed withdrawal amount before the purchase payment or (ii) the benefit base after the purchase payment. The benefit base increases by additional purchase payments plus a bonus amount and decreases by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also change as a result of an optional reset as defined in the contract. The benefit base can be reset to the account balance on the date of the reset if greater than the benefit base before the reset. The GMWB is an embedded derivative, which is measured at fair value separately from the host variable annuity product.

     - Guaranteed minimum accumulation benefit riders ("GMAB"s) provide the contract holder with a minimum accumulation of their purchase payments deposited within a specific time period, adjusted proportionately for withdrawals, after a specified period of time determined at the time of issuance of the variable annuity contract. The GMAB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.

     - The fair value of the GMWBs and GMABs is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. In measuring the fair value of GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum withdrawal and accumulation benefits. GMWBs and GMABs are reported in policyholder account balances and the changes in fair value are reported in net investment gains (losses). Any additional fees represent "excess" fees and are reported in universal life and investment-type product policy fees.

  Other Policyholder Funds

     Other policyholder funds includes policy and contract claims and unearned policy and contract fees.

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

     Deposits related to universal life-type and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related policyholder account balances.

     Premiums related to property and casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums are included in future policy benefits.

                                 METLIFE, INC.

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

  Federal Income Taxes

     The Holding Company and its includable life insurance and non-life insurance subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Non-includable subsidiaries file either separate tax returns or separate consolidated tax returns. The future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities. Valuation allowances are established when management assesses, based on available information, that it is more likely than not that deferred income tax assets will not be realized. For federal income tax purposes, the Company has made an election under Internal Revenue Code Section 338 as it relates to the Travelers acquisition. As a result of this election, the tax basis in the acquired assets and liabilities were adjusted as of the acquisition date resulting in a change to the related deferred income taxes.

  Reinsurance

     The Company has reinsured certain of its life insurance and property and casualty insurance contracts with other insurance companies under various agreements. For reinsurance contracts that transfer sufficient underwriting risk, reinsurance premiums, commissions, expense reimbursements, benefits and liabilities related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts due from reinsurers, for both short- and long-duration arrangements, are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Policy and contract liabilities are reported gross of reinsurance credits. DAC is reduced by amounts recovered under reinsurance contracts. Amounts received from reinsurers for policy administration are reported in other revenues.

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

                                 METLIFE, INC.

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

     Stock-based compensation grants prior to January 1, 2003 are accounted for using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").
Note 14 includes the pro forma disclosures required by SFAS No. 123, as amended. The intrinsic value method represents the quoted market price or fair value of the equity award at the measurement date less the amount, if any, the employee is required to pay.

     Stock-based compensation is accrued over the vesting period of the grant or award.

  Foreign Currency

     Balance sheet accounts of foreign operations are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The local currencies of foreign operations are the functional currencies unless the local economy is highly inflationary. Translation adjustments are charged or credited directly to other comprehensive income or loss. Gains and losses from foreign currency transactions are reported as gains (losses) in the period in which they occur.

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

  Earnings Per Common Share

     Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of the assumed: (i) conversion of forward purchase contracts; (ii) exercise of stock options; and (iii) issuance under deferred

                                 METLIFE, INC.

stock compensation using the treasury stock method. Under the treasury stock method, conversion of forward purchase contracts, exercise of the stock options and issuance under deferred stock compensation is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares, including the effects, if any, of the stock purchase contracts on common equity units. See Note 9.

  APPLICATION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS 155 will be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

     The FASB has issued additional guidance relating to derivative financial instruments as follows:

     - In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, did not have a material impact on the Company's consolidated financial statements.

     - Effective October 1, 2003, the Company adopted SFAS 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments ("Issue B36"). Issue B36 concluded that
       (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements; and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature is measured at fair value on the balance sheet and changes in fair value are reported in income. As a result of the adoption of Issue B36, the Company recorded a cumulative effect of a change in accounting of $26 million, net of income taxes, for the year ended December 31, 2003.

     - Effective July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified the

                                 METLIFE, INC.

       accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain previously issued and effective guidance, SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have a significant impact on its consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position ("FSP") FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. FSP 140-2 did not have a material impact on the Company's consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's consolidated financial statements.

     In September 2005, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. EITF 05-7 will be applied prospectively and is effective for all debt modifications occurring in periods beginning after December 15, 2005. EITF 05-7 did not have a material impact on the Company's consolidated financial statements.

     In September 2005, the EITF reached consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05-8"). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. EITF 05-8 will be applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain

                                 METLIFE, INC.

Convertible Instruments, and is effective for periods beginning after December 15, 2005. EITF 05-8 did not have a material impact on the Company's consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

     Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company's consolidated financial statements.

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's consolidated financial statements, and has provided the required disclosures.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors

                                 METLIFE, INC.

made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(r)"), which revised SFAS 123 and supersedes APB 25. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The SEC issued a final ruling in April 2005 allowing a public company that is not a small business issuer to implement SFAS 123(r) at the beginning of the next fiscal year after June 15, 2005. Thus, the revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r). In addition, the pro forma impact of accounting for these options at fair value continued to be accounted for under the intrinsic value method until the last of those options vested in 2005. As all stock options currently accounted for under the intrinsic value method vested prior to the effective date, implementation of SFAS 123(r) will not have a significant impact on the Company's consolidated financial statements. See
Note 14.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. During 2005, the Company recorded a $27 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded.

     Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"). FSP 106-2 provides accounting guidance to employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 based on the Company's determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. The postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced by $213 million at July 1, 2004. See Note 13.

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

                                 METLIFE, INC.

     Effective January 1, 2004, the Company adopted SOP 03-1, as interpreted by a Technical Practice Aid ("TPA"), issued by the AICPA. SOP 03-1 provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. In June 2004, the FASB released FSP No. 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability ("FSP 97-1"), which included clarification that unearned revenue liabilities should be considered in determining the necessary insurance benefit liability required under SOP 03-1. Since the Company had considered unearned revenue in determining its SOP 03-1 benefit liabilities, FSP 97-1 did not impact its consolidated financial statements. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which has been reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability ("offsets"), under certain variable annuity and life contracts and income taxes. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS No. 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income taxes, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company's consolidated financial statements. In accordance with SOP 03-1's guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and policyholder account balances. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income taxes, which were reported as cumulative effects of changes in accounting. Due to the adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income taxes of $46 million, for the year ended December 31, 2004.

     In December 2003, FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments were effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements.

     During 2003, the Company adopted FIN 46 and FIN 46(r). Certain of the Company's investments in real estate joint ventures and other limited partnership interests meet the definition of a variable interest entity ("VIE") and have been consolidated, in accordance with the transition rules and effective dates, because the Company is deemed to be the primary beneficiary. A VIE is defined as (i) any entity in which the equity investments at risk in such entity do not have the characteristics of a controlling financial interest; or
(ii) any

                                 METLIFE, INC.

entity that does not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. Effective February 1, 2003, the Company adopted FIN 46 for VIEs created or acquired on or after February 1, 2003 and, effective December 31, 2003, the Company adopted FIN 46(r) with respect to interests in entities formerly considered special purpose entities ("SPEs"), including interests in asset-backed securities and collateralized debt obligations. The adoption of FIN 46 as of February 1, 2003 did not have a significant impact on the Company's consolidated financial statements. The adoption of the provisions of FIN 46(r) at December 31, 2003 did not require the Company to consolidate any additional VIEs that were not previously consolidated. In accordance with the provisions of FIN 46(r), the Company elected to defer until March 31, 2004 the consolidation of interests in VIEs for non-SPEs acquired prior to February 1, 2003 for which it is the primary beneficiary. As of March 31, 2004, the Company consolidated assets and liabilities relating to real estate joint ventures of $78 million and $11 million, respectively, and assets and liabilities relating to other limited partnerships of $29 million and less than $1 million, respectively, for VIEs for which the Company was deemed to be the primary beneficiary. There was no impact to net income from the adoption of FIN 46.

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

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring ("EITF 94-3"). As required by SFAS 146, the Company adopted this guidance on a prospective basis which had no material impact on the Company's consolidated financial statements.

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

2.  ACQUISITIONS AND DISPOSITIONS

  TRAVELERS

     On July 1, 2005, the Holding Company completed the acquisition of Travelers for $12.0 billion. The results of Travelers' operations were included in the Company's consolidated financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry. Consideration paid by the Holding Company for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of

                                 METLIFE, INC.

approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both the Company and Citigroup and interpretation of the provisions of the acquisition agreement by both parties. In addition to cash on-hand, the purchase price was financed through the issuance of common stock as described above, debt securities as described in Note 8, common equity units as described in Note 9 and preferred shares as described in Note 14.

     The acquisition is being accounted for using the purchase method of accounting, which requires that the assets and liabilities of Travelers be measured at their fair value as of July 1, 2005.

  Purchase Price Allocation and Goodwill -- Preliminary

     The purchase price has been allocated to the assets acquired and liabilities assumed using management's best estimate of their fair values as of the acquisition date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, as revised, are presented below. During the fourth quarter of 2005, the Company revised the purchase price allocation as a result of reviews of Travelers underwriting criteria performed in order to refine the estimate of fair values of assumed future policy benefit liabilities. As a result of these reviews and actuarial analyses, and to be consistent with MetLife's reserving methodologies, the Company increased its estimate of fair value liabilities relating to a specific group of acquired life insurance policies. Consequently, the fair value of future policy benefits assumed, deferred tax assets acquired and goodwill increased by $360 million, $126 million and $234 million, respectively. The Company expects to complete its reviews and, if required, further refine its estimate of fair value of such liabilities by June 30, 2006. Additionally, the Company received updated information regarding the fair values of certain assets and liabilities such as its investments in other limited partnerships, mortgage loans, other assets and other liabilities resulting in a net increase of goodwill of $54 million. The fair value of certain other assets acquired and liabilities assumed, including goodwill, may also be adjusted during the allocation period due to finalization of the purchase price to be paid to Citigroup as noted previously, agreement between Citigroup and MetLife as to the tax basis purchase price to be allocated to the acquired subsidiaries, and receipt of information regarding the estimation of certain fair values. In no case will the adjustments extend beyond one year from the acquisition date.

                                                              AS OF JULY 1, 2005
                                                              ------------------
                                                                (IN MILLIONS)
SOURCES:
  Cash......................................................  $4,198
  Debt......................................................   2,716
  Junior subordinated debt securities associated with common
     equity units...........................................   2,134
  Preferred stock...........................................   2,100
  Common stock..............................................   1,010
                                                              ------
  TOTAL SOURCES OF FUNDS....................................            $12,158
                                                                        =======
USES:
  Debt and equity issuance costs............................            $   128
  Investment in MetLife Capital Trusts II and III...........                 64
  Acquisition costs.........................................     113
  Purchase price paid to Citigroup..........................  11,853
                                                              ------
  TOTAL PURCHASE PRICE......................................             11,966
                                                                        -------
  TOTAL USES OF FUNDS.......................................            $12,158
                                                                        =======

                                 METLIFE, INC.

                                                              AS OF JULY 1, 2005
                                                              ------------------
                                                                (IN MILLIONS)
TOTAL PURCHASE PRICE........................................            $11,966
NET ASSETS ACQUIRED FROM TRAVELERS..........................  $9,412
ADJUSTMENTS TO REFLECT ASSETS ACQUIRED AT FAIR VALUE:
  Fixed maturities available-for-sale.......................     (31)
  Mortgage and consumer loans...............................      72
  Real estate and real estate joint ventures
     held-for-investment....................................      17
  Real estate held-for-sale.................................      22
  Other limited partnerships................................      51
  Other invested assets.....................................     201
  Premiums and other receivables............................   1,008
  Elimination of historical deferred policy acquisition
     costs..................................................  (3,210)
  Value of business acquired................................   3,780
  Value of distribution agreement acquired..................     645
  Value of customer relationships acquired..................      17
  Elimination of historical goodwill........................    (197)
  Net deferred income tax assets............................   2,098
  Other assets..............................................     (88)
ADJUSTMENTS TO REFLECT LIABILITIES ASSUMED AT FAIR VALUE:
  Future policy benefits....................................  (4,070)
  Policyholder account balances.............................  (1,904)
  Other liabilities.........................................     (34)
                                                              ------
NET FAIR VALUE OF ASSETS AND LIABILITIES ASSUMED............              7,789
                                                                        -------
GOODWILL RESULTING FROM THE ACQUISITION.....................            $ 4,177
                                                                        =======

     Goodwill resulting from the acquisition has been allocated to the Company's segments, as well as Corporate & Other, that are expected to benefit from the acquisition as follows:

                                                               AS OF JULY 1, 2005
                                                               ------------------
                                                                 (IN MILLIONS)
Institutional...............................................         $  894
Individual..................................................          2,702
International...............................................            193
Corporate & Other...........................................            388
                                                                     ------
  TOTAL.....................................................         $4,177
                                                                     ======

     Of the goodwill of $4.2 billion, approximately $1.5 billion is estimated to be deductible for income tax purposes.

                                 METLIFE, INC.

  Condensed Statement of Net Assets Acquired

     The condensed statement of net assets acquired reflects the fair value of Travelers net assets as of July 1, 2005 as follows:

                                                               AS OF JULY 1,
                                                                   2005
                                                               -------------
                                                               (IN MILLIONS)
ASSETS:
  Fixed maturities available-for-sale.......................      $44,346
  Trading securities........................................          555
  Equity securities available-for-sale......................          641
  Mortgage and consumer loans...............................        2,365
  Policy loans..............................................          884
  Real estate and real estate joint ventures
     held-for-investment....................................           77
  Real estate held-for-sale.................................           49
  Other limited partnership interests.......................        1,124
  Short-term investments....................................        2,801
  Other invested assets.....................................        1,686
                                                                  -------
     Total investments......................................       54,528
                                                                  -------
  Cash and cash equivalents.................................          844
  Accrued investment income.................................          539
  Premiums and other receivables............................        4,886
  Value of business acquired................................        3,780
  Goodwill..................................................        4,177
  Other intangible assets...................................          662
  Deferred tax assets.......................................        1,087
  Other assets..............................................          737
  Separate account assets...................................       30,799
                                                                  -------
     Total assets acquired..................................      102,039
                                                                  -------

LIABILITIES:
  Future policy benefits....................................       18,501
  Policyholder account balances.............................       36,633
  Other policyholder funds..................................          324
  Short-term debt...........................................           25
  Current income taxes payable..............................           66
  Other liabilities.........................................        3,725
  Separate account liabilities..............................       30,799
                                                                  -------
     Total liabilities assumed..............................       90,073
                                                                  -------
     Net assets acquired....................................      $11,966
                                                                  =======

                                 METLIFE, INC.

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

     The fair values of business acquired, distribution agreements and customer relationships acquired are as follows:

                                                          AS OF JULY 1,    WEIGHTED AVERAGE
                                                              2005        AMORTIZATION PERIOD
                                                          -------------   -------------------
                                                          (IN MILLIONS)       (IN YEARS)
Value of business acquired..............................     $3,780               16
  Value of distribution agreements and customer
     relationships acquired.............................        662               16
                                                             ------
     Total value of amortizable intangible assets
       acquired.........................................      4,442
  Non-amortizable intangible assets acquired............         --
                                                             ------
     Total value of intangible assets acquired,
       excluding goodwill...............................     $4,442               16
                                                             ======

     The estimated future amortization of the values of business acquired, distribution agreements and customer relationships acquired from 2006 to 2010 is as follows:

                                                               AS OF DECEMBER 31,
                                                                      2005
                                                               ------------------
                                                                 (IN MILLIONS)
2006........................................................          $376
2007........................................................          $363
2008........................................................          $347
2009........................................................          $330
2010........................................................          $307

  Unaudited Pro Forma Condensed Consolidated Financial Information

     The following unaudited pro forma condensed consolidated financial information presents the results of operations for the Company assuming the Travelers acquisition had occurred at the beginning of the respective periods presented. Discontinued operations and the cumulative effects of changes in accounting and the related earnings per share have been excluded from the presentation of the unaudited pro forma condensed

                                 METLIFE, INC.

consolidated statements of income as these are non-recurring in nature. Additionally, the unaudited pro forma condensed consolidated statements of income reflect the reduction in investment income from the sale of fixed maturity securities, but does not reflect a reduction of investment income from the sale of real estate property as such investment income is reported as discontinued operations. The unaudited pro forma condensed consolidated statements of income do not reflect the gains (losses) on the sale of real estate property or fixed maturity securities as such gains (losses) would be reported as discontinued operations or are sales that would not be part of the normal course of business. This unaudited pro forma information does not necessarily represent what the Company's actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
REVENUES
Premiums....................................................   $25,339     $23,514
Universal life and investment-type product policy fees......     4,255       3,612
Net investment income.......................................    16,405      14,864
Other revenues..............................................     1,435       1,276
Net investment gains (losses)...............................       (52)        189
                                                               -------     -------
     Total revenues.........................................    47,382      43,455
                                                               -------     -------
EXPENSES
Policyholder benefits and claims............................    26,099      24,155
Interest credited to policyholder account balances..........     4,495       4,156
Policyholder dividends......................................     1,679       1,666
Other expenses..............................................     9,920       8,953
                                                               -------     -------
     Total expenses.........................................    42,193      38,930
                                                               -------     -------
Income from continuing operations before provision for
  income taxes..............................................     5,189       4,525
Provision for income taxes..................................     1,510       1,308
                                                               -------     -------
Income from continuing operations...........................   $ 3,679     $ 3,217
                                                               =======     =======
Income from continuing operations per common share
  Basic.....................................................   $  4.84     $  4.16
                                                               =======     =======
  Diluted...................................................   $  4.80     $  4.14
                                                               =======     =======
Weighted average number of common shares outstanding
  Basic.....................................................     760.2       773.3
                                                               =======     =======
  Diluted...................................................     766.5       777.4
                                                               =======     =======

     The weighted average number of common shares outstanding in the preceding table assumes the 22.4 million shares issued in connection with the Travelers acquisition were outstanding as of the beginning of the periods presented.

     Income from continuing operations per common share as presented in the preceding table does not include a deduction for the impact of the preferred stock dividend of approximately $123 million, assuming that such preferred shares had been issued as of the beginning of the periods presented, for the years ended

                                 METLIFE, INC.

December 31, 2005 and 2004. Income from continuing operations available to common shareholders per common share would have been $4.68 and $4.00 for the years ended December 31, 2005 and 2004, respectively, deducting the impact of the preferred stock dividend.

  Restructuring Costs and Other Charges

     During 2005, as part of the integration of Travelers' operations, management approved and initiated plans to reduce approximately 1,000 domestic and international Travelers employees which is expected to be completed by December 2006.

     For the year ended December 31, 2005, MetLife recorded restructuring costs, including severance, relocation and outplacement services of Travelers' employees, as liabilities assumed in the purchase business combination. Management currently estimates total restructuring costs associated with such actions to approximate $48 million. Estimated restructuring expenses may change as management continues to execute the approved plan. Decreases to these estimates are recorded as an adjustment to goodwill. Increases to these estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and will be recorded as operating expenses thereafter. The restructuring costs associated with the Travelers acquisition are as follows:

                            ACCRUED        CASH PAYMENTS FOR        ACCRUED           TOTAL COSTS
                        RESTRUCTURING AT      YEAR ENDED       RESTRUCTURING AT       INCURRED AT
                          JULY 1, 2005     DECEMBER 31, 2005   DECEMBER 31, 2005   DECEMBER 31, 2005
                        ----------------   -----------------   -----------------   -----------------
                                                       (IN MILLIONS)
Total restructuring
  costs...............        $49                $(20)                $28                 $48

     The liability for restructuring costs was reduced by $1 million due to a reduction in the estimate of severance benefits to be paid to Travelers employees. The adjustment was recorded against the acquisition costs included in the determination of the purchase price.

  ADDITIONAL ACQUISITIONS AND DISPOSITIONS

     On September 1, 2005, the Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC, that is primarily involved in the distribution of annuity products and retirement plans to the education, healthcare, and not-for-profit markets, for approximately $56 million, of which $2 million was allocated to goodwill and $54 million to other identifiable intangibles, specifically the value of customer relationships acquired, which has a weighted average amortization period of 16 years. CitiStreet Associates will be integrated with MetLife Resources, a division of MetLife dedicated to providing retirement plans and financial services to the same markets.

     In 2003, a subsidiary of MetLife, Inc., Reinsurance Group of America, Incorporated ("RGA"), entered into a coinsurance agreement under which it assumed the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America ("Allianz Life"). The transaction added approximately $278 billion of life reinsurance in-force, $246 million of premiums and $11 million of income before income tax expense, excluding minority interest expense, in 2003. The effects of such transaction are included within the Reinsurance segment.

     In 2002, the Company acquired Aseguradora Hidalgo S.A. ("Hidalgo"), an insurance company based in Mexico with approximately $2.5 billion in assets as of the date of acquisition (June 20, 2002). During the second quarter of 2003, as a part of its acquisition and integration strategy, the International segment completed the legal merger of Hidalgo into its original Mexican subsidiary, Seguro Genesis, S.A., forming MetLife Mexico, S.A. As a result of the merger of these companies, the Company recorded $62 million of earnings, net of income taxes, from the merger and a reduction in policyholder liabilities resulting from a

                                 METLIFE, INC.

change in methodology in determining the liability for future policy benefits. Such benefit was recorded in the second quarter of 2003 in the International segment.

     See Note 19 for information on the disposition of P.T. Sejahtera ("MetLife Indonesia") and SSRM Holdings, Inc. ("SSRM").

3.  INVESTMENTS

  FIXED MATURITIES BY SECTOR AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities by sector and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                         DECEMBER 31, 2005
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 72,339    $2,814    $  835     $ 74,318     32.3%
Residential mortgage-backed
  securities...........................    47,365       353       472       47,246     20.5
Foreign corporate securities...........    33,578     1,842       439       34,981     15.2
U.S. treasury/agency securities........    25,643     1,401        86       26,958     11.7
Commercial mortgage-backed
  securities...........................    17,682       223       207       17,698      7.7
Asset-backed securities................    11,533        91        51       11,573      5.0
Foreign government securities..........    10,080     1,401        35       11,446      5.0
State and political subdivision
  securities...........................     4,601       185        36        4,750      2.1
Other fixed maturity securities........       912        17        41          888      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   223,733     8,327     2,202      229,858     99.9
Redeemable preferred stocks............       193         2         3          192      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $223,926    $8,329    $2,205     $230,050    100.0%
                                         ========    ======    ======     ========    =====
Common stocks..........................  $  2,004    $  250    $   30     $  2,224     66.6%
Non-redeemable preferred stocks........     1,080        45        11        1,114     33.4
                                         --------    ------    ------     --------    -----
  Total equity securities..............  $  3,084    $  295    $   41     $  3,338    100.0%
                                         ========    ======    ======     ========    =====

                                 METLIFE, INC.

                                                          DECEMBER 31, 2004
                                          -------------------------------------------------
                                           COST OR    GROSS UNREALIZED
                                          AMORTIZED   ----------------   ESTIMATED    % OF
                                            COST        GAIN     LOSS    FAIR VALUE   TOTAL
                                          ---------   --------   -----   ----------   -----
                                                            (IN MILLIONS)
U.S. corporate securities...............  $ 58,022    $ 3,870    $172     $ 61,720     34.9%
Residential mortgage-backed
  securities............................    31,683        612      65       32,230     18.3
Foreign corporate securities............    24,972      2,582      85       27,469     15.6
U.S. treasury/agency securities.........    16,534      1,314      22       17,826     10.1
Commercial mortgage-backed securities...    12,099        440      38       12,501      7.1
Asset-backed securities.................    10,784        125      33       10,876      6.2
Foreign government securities...........     7,621        973      26        8,568      4.8
State and political subdivision
  securities............................     3,683        220       4        3,899      2.2
Other fixed maturity securities.........       887        131      33          985      0.6
                                          --------    -------    ----     --------    -----
  Total bonds...........................   166,285     10,267     478      176,074     99.8
Redeemable preferred stocks.............       326         --      23          303      0.2
                                          --------    -------    ----     --------    -----
  Total fixed maturities................  $166,611    $10,267    $501     $176,377    100.0%
                                          ========    =======    ====     ========    =====
Common stocks...........................  $  1,412    $   244    $  5     $  1,651     75.5%
Non-redeemable preferred stocks.........       501         39       3          537     24.5
                                          --------    -------    ----     --------    -----
  Total equity securities...............  $  1,913    $   283    $  8     $  2,188    100.0%
                                          ========    =======    ====     ========    =====

     The Company held foreign currency derivatives with notional amounts of $5,695 million and $4,720 million to hedge the exchange rate risk associated with foreign bonds and loans at December 31, 2005 and 2004, respectively.

     Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturities portfolio.

     The Company held fixed maturities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $15,157 million and $12,353 million at December 31, 2005 and 2004, respectively. These securities had a net unrealized gain of $392 million and $935 million at December 31, 2005 and 2004, respectively. Non-income producing fixed maturities were $15 million and $90 million at December 31, 2005 and 2004, respectively. Unrealized losses associated with non-income producing fixed maturities were $3 million and $11 million at December 31, 2005 and 2004, respectively.

                                 METLIFE, INC.

     The cost or amortized cost and estimated fair value of bonds at December 31, 2005 and 2004, by contractual maturity date (excluding scheduled sinking funds), are shown below:

                                                              DECEMBER 31,
                                             -----------------------------------------------
                                                      2005                     2004
                                             ----------------------   ----------------------
                                              COST OR                  COST OR
                                             AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                               COST      FAIR VALUE     COST      FAIR VALUE
                                             ---------   ----------   ---------   ----------
                                                              (IN MILLIONS)
Due in one year or less....................  $  7,083     $  7,124    $  6,749     $  6,844
Due after one year through five years......    36,100       36,557      29,846       31,164
Due after five years through ten years.....    45,303       46,256      33,531       35,996
Due after ten years........................    58,667       63,404      41,593       46,463
                                             --------     --------    --------     --------
  Subtotal.................................   147,153      153,341     111,719      120,467
Mortgage-backed, commercial mortgage-backed
  and other asset-backed securities........    76,580       76,517      54,566       55,607
                                             --------     --------    --------     --------
  Subtotal.................................   223,733      229,858     166,285      176,074
Redeemable preferred stock.................       193          192         326          303
                                             --------     --------    --------     --------
  Total fixed maturities...................  $223,926     $230,050    $166,611     $176,377
                                             ========     ========    ========     ========

     Bonds not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

     Sales or disposals of fixed maturities and equity securities classified as available-for-sale were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2005      2004      2003
                                                         --------   -------   -------
                                                                (IN MILLIONS)
Proceeds...............................................  $127,709   $57,604   $54,801
Gross investment gains.................................  $    704   $   844   $   498
Gross investment losses................................  $ (1,391)  $  (516)  $  (500)

     Gross investment losses above exclude writedowns recorded during 2005, 2004 and 2003 for other-than-temporarily impaired available-for-sale fixed maturities and equity securities of $64 million, $102 million and $355 million, respectively.

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

                                 METLIFE, INC.

  UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

                                                              DECEMBER 31, 2005
                                  --------------------------------------------------------------------------
                                                           EQUAL TO OR GREATER THAN
                                   LESS THAN 12 MONTHS            12 MONTHS                   TOTAL
                                  ----------------------   ------------------------   ----------------------
                                  ESTIMATED     GROSS      ESTIMATED       GROSS      ESTIMATED     GROSS
                                    FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                    VALUE        LOSS        VALUE         LOSS         VALUE        LOSS
                                  ---------   ----------   ----------   -----------   ---------   ----------
                                                  (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate securities.......   $29,018      $  737       $2,685        $ 98       $ 31,703      $  835
Residential mortgage-backed
  securities....................    31,258         434        1,291          38         32,549         472
Foreign corporate securities....    13,185         378        1,728          61         14,913         439
U.S. treasury/agency
  securities....................     7,759          85          113           1          7,872          86
Commercial mortgage-backed
  securities....................    10,190         185          685          22         10,875         207
Asset-backed securities.........     4,709          42          305           9          5,014          51
Foreign government securities...     1,203          31          327           4          1,530          35
State and political subdivision
  securities....................     1,050          36           16          --          1,066          36
Other fixed maturity
  securities....................       319          36           52           5            371          41
                                   -------      ------       ------        ----       --------      ------
  Total bonds...................    98,691       1,964        7,202         238        105,893       2,202
Redeemable preferred stocks.....        77           3           --          --             77           3
                                   -------      ------       ------        ----       --------      ------
  Total fixed maturities........   $98,768      $1,967       $7,202        $238       $105,970      $2,205
                                   =======      ======       ======        ====       ========      ======
Equity securities...............   $   671      $   34       $  131        $  7       $    802      $   41
                                   =======      ======       ======        ====       ========      ======
Total number of securities in an
  unrealized loss position......    12,787                      932                     13,719
                                   =======                   ======                   ========

                                 METLIFE, INC.

                                                              DECEMBER 31, 2004
                                  --------------------------------------------------------------------------
                                                           EQUAL TO OR GREATER THAN
                                   LESS THAN 12 MONTHS            12 MONTHS                   TOTAL
                                  ----------------------   ------------------------   ----------------------
                                  ESTIMATED     GROSS      ESTIMATED       GROSS      ESTIMATED     GROSS
                                    FAIR      UNREALIZED      FAIR      UNREALIZED      FAIR      UNREALIZED
                                    VALUE        LOSS        VALUE         LOSS         VALUE        LOSS
                                  ---------   ----------   ----------   -----------   ---------   ----------
                                                  (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate securities.......   $ 9,963       $120        $1,211         $52        $11,174       $172
Residential mortgage-backed
  securities....................     8,545         58           375           7          8,920         65
Foreign corporate securities....     3,979         71           456          14          4,435         85
U.S. treasury/agency
  securities....................     5,014         22             4          --          5,018         22
Commercial mortgage-backed
  securities....................     3,920         33           225           5          4,145         38
Asset-backed securities.........     3,927         25           209           8          4,136         33
Foreign government securities...       896         21           117           5          1,013         26
State and political subdivision
  securities....................       211          2            72           2            283          4
Other fixed maturity
  securities....................        46         33            26          --             72         33
                                   -------       ----        ------         ---        -------       ----
  Total bonds...................    36,501        385         2,695          93         39,196        478
Redeemable preferred stocks.....       303         23            --          --            303         23
                                   -------       ----        ------         ---        -------       ----
Total fixed maturities..........   $36,804       $408        $2,695         $93        $39,499       $501
                                   =======       ====        ======         ===        =======       ====
Equity securities...............   $   136       $  6        $   27         $ 2        $   163       $  8
                                   =======       ====        ======         ===        =======       ====
Total number of securities in an
  unrealized loss position......     4,206                      402                      4,608
                                   =======                   ======                    =======

  AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at December 31, 2005 and December 31, 2004, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                       DECEMBER 31, 2005
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                LOSSES             SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                           (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months............  $ 92,512     $213     $1,707      $51      11,441      308
Six months or greater but less
  than nine months..............     3,704        5        108        2         456        7
Nine months or greater but less
  than twelve months............     5,006       --        133       --         573        2
Twelve months or greater........     7,555       23        240        5         924        8
                                  --------     ----     ------      ---      ------      ---
  Total.........................  $108,777     $241     $2,188      $58      13,394      325
                                  ========     ====     ======      ===      ======      ===

                                 METLIFE, INC.

                                                       DECEMBER 31, 2004
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                LOSSES             SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                           (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months............   $27,175     $ 79      $246       $18       3,186      117
Six months or greater but less
  than nine months..............     8,477        9       111         2         687        5
Nine months or greater but less
  than twelve months............     1,595       19        33         4         206        5
Twelve months or greater........     2,798       19        80        15         395        7
                                   -------     ----      ----       ---       -----      ---
  Total.........................   $40,045     $126      $470       $39       4,474      134
                                   =======     ====      ====       ===       =====      ===

     As of December 31, 2005, $2,188 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities. As of December 31, 2004, $470 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 1% of the cost or amortized cost of such securities.

     As of December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position greater than 20% of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million have been in an unrealized loss position for a period of less than six months. As of December 31, 2004, $39 million of unrealized losses related to securities with an unrealized loss position greater than 20% of cost or amortized cost, which represented 31% of the cost or amortized cost of such securities. Of such unrealized losses of $39 million, $18 million have been in an unrealized loss position for a period of less than six months.

     As described more fully in Note 1, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. The increase in the unrealized losses during 2005 is principally driven by an increase in interest rates during the year. Based upon the Company's evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the year, and the Company's intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover; the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

  SECURITIES LENDING PROGRAM

     The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $32,068 million and $26,564 million and an estimated fair value of $32,954 million and $27,974 million were on loan under the program at December 31, 2005 and 2004, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $33,893 million and $28,678 million at December 31, 2005 and 2004, respectively. Securities loaned transactions are accounted for as financing arrangements on the Company's consolidated balance sheets and consolidated statements of cash flows and the income and expenses associated with the program are reported in net investment income as investment income and investment expenses, respectively. Security collateral of $207 million and $17 million, respectively, at December 31, 2005 and 2004 on deposit from customers in connection with the securities lending transactions may not be sold or repledged and is not reflected in the consolidated financial statements.

                                 METLIFE, INC.

  ASSETS ON DEPOSIT AND HELD IN TRUST

     The Company had investment assets on deposit with regulatory agencies with a fair market value of $1,597 million and $1,390 million at December 31, 2005 and 2004, respectively, consisting primarily of fixed maturity securities. Company securities held in trust to satisfy collateral requirements had an amortized cost of $1,863 million and $2,473 million at December 31, 2005 and 2004, respectively, consisting primarily of fixed maturity and equity securities.

  MORTGAGE AND CONSUMER LOANS

     Mortgage and consumer loans were categorized as follows:

                                                               DECEMBER 31,
                                                   -------------------------------------
                                                         2005                2004
                                                   -----------------   -----------------
                                                   AMOUNT    PERCENT   AMOUNT    PERCENT
                                                   -------   -------   -------   -------
                                                               (IN MILLIONS)
Commercial mortgage loans........................  $28,169      75%    $25,139      77%
Agricultural mortgage loans......................    7,711      21       5,914      18
Consumer loans...................................    1,482       4       1,510       5
                                                   -------     ---     -------     ---
  Total..........................................   37,362     100%     32,563     100%
                                                               ===                 ===
Less: Valuation allowances.......................      172                 157
                                                   -------             -------
Mortgage and consumer loans......................  $37,190             $32,406
                                                   =======             =======

     Mortgage loans are collateralized by properties primarily located in the United States. At December 31, 2005, approximately 22%, 9% and 7% of the properties were located in California, New York and Illinois, respectively. Generally, the Company (as the lender) requires that a minimum of one-fourth of the purchase price of the underlying real estate be paid by the borrower.

     Certain of the Company's real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $379 million and $641 million at December 31, 2005 and 2004, respectively.

     Changes in loan valuation allowances for mortgage and consumer loans were as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Balance, beginning of year..................................  $157   $129   $126
Additions...................................................    64     57     52
Deductions..................................................   (49)   (29)   (49)
                                                              ----   ----   ----
Balance, end of year........................................  $172   $157   $129
                                                              ====   ====   ====

     A portion of the Company's mortgage and consumer loans was impaired and consisted of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                              (IN MILLIONS)
Impaired loans with valuation allowances....................  $ 22    $185
Impaired loans without valuation allowances.................   116     133
                                                              ----    ----
  Total.....................................................   138     318
Less: Valuation allowances on impaired loans................     4      41
                                                              ----    ----
  Impaired loans............................................  $134    $277
                                                              ====    ====

                                 METLIFE, INC.

     The average investment in impaired loans was $187 million, $404 million and $652 million for the years ended December 31, 2005, 2004 and 2003, respectively. Interest income on impaired loans was $12 million, $29 million and $58 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     The investment in restructured loans was $37 million and $125 million at December 31, 2005 and 2004, respectively. Interest income of $2 million, $9 million and $19 million was recognized on restructured loans for the years ended December 31, 2005, 2004 and 2003, respectively. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to $3 million, $12 million and $24 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Mortgage and consumer loans with scheduled payments of 60 days (90 days for agricultural mortgages) or more past due or in foreclosure had an amortized cost of $60 million and $58 million at December 31, 2005 and 2004, respectively.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     Real estate and real estate joint ventures consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
                                                               (IN MILLIONS)
Real estate and real estate joint ventures
  held-for-investment.......................................  $4,783   $3,194
Impairments.................................................    (118)    (118)
                                                              ------   ------
  Total.....................................................   4,665    3,076
                                                              ------   ------
Real estate held-for-sale...................................      --    1,173
Impairments.................................................      --      (16)
                                                              ------   ------
  Total.....................................................      --    1,157
                                                              ------   ------
Real estate and real estate joint ventures..................  $4,665   $4,233
                                                              ======   ======

     Accumulated depreciation on real estate was $1,326 million and $2,005 million at December 31, 2005 and 2004, respectively. Related depreciation expense was $136 million, $179 million and $183 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts include $15 million, $76 million and $86 million of depreciation expense related to discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively.

     Real estate and real estate joint ventures were categorized as follows:

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                           2005               2004
                                                     ----------------   ----------------
                                                     AMOUNT   PERCENT   AMOUNT   PERCENT
                                                     ------   -------   ------   -------
                                                                (IN MILLIONS)
Office.............................................  $2,597      56%    $2,297      54%
Apartments.........................................     892      19        918      22
Retail.............................................     614      13        558      13
Other..............................................     469      10        403      10
Land...............................................      60       1         56       1
Agriculture........................................      33       1          1      --
                                                     ------     ---     ------     ---
  Total............................................  $4,665     100%    $4,233     100%
                                                     ======     ===     ======     ===

     The Company's real estate holdings are primarily located in the United States. At December 31, 2005, approximately 23%, 22% and 16% of the Company's real estate holdings were located in California, New York and Texas, respectively.

                                 METLIFE, INC.

     Changes in the real estate and real estate joint ventures held-for-sale valuation allowance were as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               2005    2004   2003
                                                              ------   ----   ----
                                                                 (IN MILLIONS)
Balance, beginning of year..................................  $    4   $ 12   $ 11
Additions...................................................       5     13     17
Deductions..................................................      (9)   (21)   (16)
                                                              ------   ----   ----
Balance, end of year........................................  $   --   $  4   $ 12
                                                              ======   ====   ====

     Investment income related to impaired real estate and real estate joint ventures held-for-investment was $7 million, $15 million and $34 million for the years ended December 31, 2005, 2004 and 2003, respectively. There was no investment income (expense) related to impaired real estate and real estate joint ventures held-for-sale for the year ended December 31, 2005. Investment income (expense) related to impaired real estate and real estate joint ventures held-for-sale was ($1) million and $1 million for the years ended December 31, 2004 and 2003, respectively. The carrying value of non-income producing real estate and real estate joint ventures was $37 million and $41 million at December 31, 2005 and 2004, respectively.

     The Company owned real estate acquired in satisfaction of debt of $4 million at December 31, 2005 and 2004.

  LEVERAGED LEASES

     Leveraged leases, included in other invested assets, consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
                                                               (IN MILLIONS)
Investment..................................................  $  991   $1,059
Estimated residual values...................................     735      480
                                                              ------   ------
  Total.....................................................   1,726    1,539
Unearned income.............................................    (645)    (424)
                                                              ------   ------
  Leveraged leases..........................................  $1,081   $1,115
                                                              ======   ======

     The investment amounts set forth above are generally due in monthly installments. The payment periods generally range from one to 15 years, but in certain circumstances are as long as 30 years. These receivables are generally collateralized by the related property. The Company's deferred income tax liability related to leveraged leases was $605 million and $757 million at December 31, 2005 and 2004, respectively.

  FUNDS WITHHELD AT INTEREST

     Included in other invested assets at December 31, 2005 and 2004, were funds withheld at interest of $3,492 million and $2,801 million, respectively.

                                 METLIFE, INC.

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Fixed maturities........................................  $11,414   $ 9,397   $ 8,789
Equity securities.......................................       65        80        31
Mortgage and consumer loans.............................    2,302     1,963     1,903
Real estate and real estate joint ventures..............      804       680       606
Policy loans............................................      572       541       554
Other limited partnership interests.....................      709       324        80
Cash, cash equivalents and short-term investments.......      400       167       171
Other...................................................      472       219       224
                                                          -------   -------   -------
  Total.................................................   16,738    13,371    12,358
Less: Investment expenses...............................    1,828     1,007       886
                                                          -------   -------   -------
  Net investment income.................................  $14,910   $12,364   $11,472
                                                          =======   =======   =======

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Fixed maturities............................................  $(868)   $  71    $(398)
Equity securities...........................................    117      155       41
Mortgage and consumer loans.................................     17      (47)     (56)
Real estate and real estate joint ventures..................     14       16       19
Other limited partnership interests.........................     42       53      (84)
Sales of businesses.........................................      8       23       --
Derivatives.................................................    381     (255)    (103)
Other.......................................................    196      159       30
                                                              -----    -----    -----
  Net investment gains (losses).............................  $ (93)   $ 175    $(551)
                                                              =====    =====    =====

                                 METLIFE, INC.

NET UNREALIZED INVESTMENT GAINS (LOSSES)

     The components of net unrealized investment gains (losses), included in accumulated other comprehensive income, were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Fixed maturities........................................  $ 6,132   $ 9,602   $ 9,204
Equity securities.......................................      247       287       376
Derivatives.............................................     (142)     (503)     (427)
Minority interest.......................................     (171)     (104)      (51)
Other...................................................     (102)       39        18
                                                          -------   -------   -------
  Total.................................................    5,964     9,321     9,120
                                                          -------   -------   -------
Amounts allocated from:
  Future policy benefit loss recognition................   (1,410)   (1,991)   (1,482)
  DAC and VOBA..........................................      (79)     (541)     (674)
  Participating contracts...............................       --        --      (183)
Policyholder dividend obligation........................   (1,492)   (2,119)   (2,130)
                                                          -------   -------   -------
  Total.................................................   (2,981)   (4,651)   (4,469)
                                                          -------   -------   -------
Deferred income taxes...................................   (1,041)   (1,676)   (1,679)
                                                          -------   -------   -------
  Total.................................................   (4,022)   (6,327)   (6,148)
                                                          -------   -------   -------
     Net unrealized investment gains (losses)...........  $ 1,942   $ 2,994   $ 2,972
                                                          =======   =======   =======

     The changes in net unrealized investment gains (losses) were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2005      2004     2003
                                                            -------   ------   ------
                                                                  (IN MILLIONS)
Balance, beginning of year................................  $ 2,994   $2,972   $2,282
Unrealized investment gains (losses) during the year......   (3,372)     201    1,711
Unrealized investment gains of subsidiaries at the date of
  sale....................................................       15       --       --
Unrealized investment gains (losses) relating to:
  Future policy benefit gains (losses) recognition........      581     (509)    (213)
  Deferred policy acquisition costs.......................      462      133     (115)
  Participating contracts.................................       --      183      (30)
  Policyholder dividend obligation........................      627       11     (248)
  Deferred income taxes...................................      635        3     (415)
                                                            -------   ------   ------
Balance, end of year......................................  $ 1,942   $2,994   $2,972
                                                            =======   ======   ======
Net change in unrealized investment gains (losses)........  $(1,052)  $   22   $  690
                                                            =======   ======   ======

  TRADING SECURITIES

     Net investment income for the year ended December 31, 2005 includes $37 million of gains (losses) on securities classified as trading. Of this amount, $42 million relates to net gains (losses) recognized on trading

                                 METLIFE, INC.

securities sold during the year ended December 31, 2005. The remaining ($5) million for the year ended December 31, 2005 relates to changes in fair value on trading securities held at December 31, 2005. The Company did not have any trading securities during the years ended December 31, 2004 and 2003.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca. Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. MetLife is the majority owner of the feeder fund and consolidates the fund within its consolidated financial statements. Approximately $452 million of Tribeca's investments are reported as trading securities in the accompanying consolidated financial statements with changes in fair value recognized in net investment income.

  STRUCTURED INVESTMENT TRANSACTIONS

     The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $362 million and $666 million at December 31, 2005 and 2004, respectively. The related net investment income recognized was $28 million, $45 million and $78 million for the years ended December 31, 2005, 2004 and 2003, respectively.

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's consolidated financial statements at December 31, 2005; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                             DECEMBER 31, 2005
                                             -------------------------------------------------
                                               PRIMARY BENEFICIARY     NOT PRIMARY BENEFICIARY
                                             -----------------------   -----------------------
                                                           MAXIMUM                   MAXIMUM
                                               TOTAL     EXPOSURE TO     TOTAL     EXPOSURE TO
                                             ASSETS(1)     LOSS(2)     ASSETS(1)     LOSS(2)
                                             ---------   -----------   ---------   -----------
                                                               (IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations..........    $ --         $ --        $ 3,728      $  463
Real estate joint ventures(3)..............     304          114            246          19
Other limited partnerships(4)..............      48           35         15,760       2,109
Other investments(5).......................      --           --          3,722         242
                                               ----         ----        -------      ------
Total......................................    $352         $149        $23,456      $2,833
                                               ====         ====        =======      ======

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at December 31, 2005. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2) The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of participation or retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnerships and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

                                 METLIFE, INC.

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

4.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                       DECEMBER 31, 2005                 DECEMBER 31, 2004
                                -------------------------------   -------------------------------
                                            CURRENT MARKET OR                 CURRENT MARKET OR
                                                FAIR VALUE                        FAIR VALUE
                                NOTIONAL   --------------------   NOTIONAL   --------------------
                                 AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                --------   ------   -----------   --------   ------   -----------
                                                          (IN MILLIONS)
Interest rate swaps...........  $20,444    $  653     $   69      $12,681     $284      $   22
Interest rate floors..........   10,975       134         --        3,325       38          --
Interest rate caps............   27,990       242         --        7,045       12          --
Financial futures.............    1,159        12          8          611       --          13
Foreign currency swaps........   14,274       527        991        8,214      150       1,302
Foreign currency forwards.....    4,622        64         92        1,013        5          57
Options.......................      815       356          6          263       37           7
Financial forwards............    2,452        13          4          326       --          --
Credit default swaps..........    5,882        13         11        1,897       11           5
Synthetic GICs................    5,477        --         --        5,869       --          --
Other.........................      250         9         --          450        1           1
                                -------    ------     ------      -------     ----      ------
  Total.......................  $94,340    $2,023     $1,181      $41,694     $538      $1,407
                                =======    ======     ======      =======     ====      ======

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At December 31, 2005 and 2004, the Company owned 3,305 and 776 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At December 31, 2005 and 2004, the Company owned 213,000 and no equity financial forwards, respectively. Equity financial forwards market values are included in financial forwards in the preceding table. At December 31, 2005 and 2004, the Company owned 4,720,254 and 493,358 equity options, respectively. Equity options market values are included in options in the preceding table. The notional amount of $562 million related to equity options for 2004 has been removed from the above table to conform with the 2005 presentation.

                                 METLIFE, INC.

     The following table provides a summary of the notional amounts of derivative financial instruments by maturity at December 31, 2005:

                                                         REMAINING LIFE
                                  ------------------------------------------------------------
                                                AFTER ONE    AFTER FIVE
                                                   YEAR         YEARS
                                  ONE YEAR OR    THROUGH     THROUGH TEN   AFTER TEN
                                     LESS       FIVE YEARS      YEARS        YEARS      TOTAL
                                  -----------   ----------   -----------   ---------   -------
                                                         (IN MILLIONS)
Interest rate swaps.............    $ 5,021      $ 6,955       $ 5,100      $3,368     $20,444
Interest rate floors............         --          325        10,650          --      10,975
Interest rate caps..............     14,900       13,090            --          --      27,990
Financial futures...............      1,159           --            --          --       1,159
Foreign currency swaps..........        751        4,811         6,316       2,396      14,274
Foreign currency forwards.......      4,622           --            --          --       4,622
Options.........................        220          594             1          --         815
Financial forwards..............        452           --            --       2,000       2,452
Credit default swaps............        675        4,931           276          --       5,882
Synthetic GICs..................      4,751          726            --          --       5,477
Other...........................        250           --            --          --         250
                                    -------      -------       -------      ------     -------
  Total.........................    $32,801      $31,432       $22,343      $7,764     $94,340
                                    =======      =======       =======      ======     =======

     Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date.

     The Company also enters into basis swaps to better match the cash flows from assets and related liabilities. In a basis swap, both legs of the swap are floating with each based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Basis swaps are included in interest rate swaps in the preceding table.

     Interest rate caps and floors are used by the Company primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities (duration mismatches), as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively.

     In exchange-traded interest rate (Treasury and swap) and equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate and equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange.

     Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The value of interest rate futures is substantially impacted in interest rates and they can be used to modify or hedge existing interest rate risk.

                                 METLIFE, INC.

     Exchange-traded equity futures are used primarily to hedge liabilities embedded in certain variable annuity products offered by the Company.

     Foreign currency derivatives, including foreign currency swaps, foreign currency forwards and currency option contracts, are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. The Company also uses foreign currency forwards and swaps to hedge the foreign currency risk associated with certain of its net investments in foreign operations.

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

     The Company enters into currency option contracts that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign exchange rate and the strike price. Currency option contracts are included in options in the preceding table.

     Swaptions are used by the Company primarily to sell, or monetize, embedded call options in its fixed rate liabilities. A swaption is an option to enter into a swap with an effective date equal to the exercise date of the embedded call and a maturity date equal to the maturity date of the underlying liability. The Company receives a premium for entering into the swaption. Swaptions are included in options in the preceding table.

     Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at time of exercise and the strike price. Equity index options are included in options in the preceding table.

     The Company enters into financial forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date.

     Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. Equity variance swaps are included in financial forwards in the preceding table.

     Swap spread locks are used by the Company to hedge invested assets on an economic basis against the risk of changes in credit spreads. Swap spread locks are forward starting swaps where the Company agrees to pay a coupon based on a predetermined reference swap spread in exchange for receiving a coupon based on a floating rate. The Company has the option to cash settle with the counterparty in lieu of maintaining the swap after the effective date. Swap spread locks are included in financial forwards in the preceding table.

     Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments and to diversify its credit risk exposure in certain portfolios. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to insure credit risk. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered.

                                 METLIFE, INC.

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

     A synthetic GIC is a contract that simulates the performance of a traditional GIC through the use of financial instruments. Under a synthetic GIC, the policyholder owns the underlying assets. The Company guarantees a rate return on those assets for a premium.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                       DECEMBER 31, 2005                 DECEMBER 31, 2004
                                -------------------------------   -------------------------------
                                                FAIR VALUE                        FAIR VALUE
                                NOTIONAL   --------------------   NOTIONAL   --------------------
                                 AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                --------   ------   -----------   --------   ------   -----------
                                                          (IN MILLIONS)
Fair value....................  $ 4,506    $   51     $  104      $ 4,879     $173      $  234
Cash flow.....................    8,301        31        505        8,787       41         689
Foreign operations............    2,005        13         70          535       --          47
Non-qualifying................   79,528     1,928        502       27,493      324         437
                                -------    ------     ------      -------     ----      ------
  Total.......................  $94,340    $2,023     $1,181      $41,694     $538      $1,407
                                =======    ======     ======      =======     ====      ======

     The following table provides the settlement payments recorded in income for the:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2005     2004      2003
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Qualifying hedges:
  Net investment income.....................................   $ 42     $(147)    $(63)
  Interest credited to policyholder account balances........     17        45       --
  Other expenses............................................     (8)       --       --
Non-qualifying hedges:
  Net investment gains (losses).............................     86        51       84
                                                               ----     -----     ----
     Total..................................................   $137     $ (51)    $ 21
                                                               ====     =====     ====

  FAIR VALUE HEDGES

     The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency

                                 METLIFE, INC.

denominated investments and liabilities; and (iii) interest rate futures to hedge against changes in value of fixed rate securities.

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2005      2004     2003
                                                              -------   ------   -------
                                                                    (IN MILLIONS)
Changes in the fair value of derivatives....................   $(118)    $ 62     $(191)
Changes in the fair value of the items hedged...............     115      (48)      159
                                                               -----     ----     -----
Net ineffectiveness of fair value hedging activities........   $  (3)    $ 14     $ (32)
                                                               =====     ====     =====

     All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

  CASH FLOW HEDGES

     The Company designates and accounts for the following as cash flow hedges, when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iv) interest rate futures to hedge against changes in value of securities to be acquired; (v) interest rate futures to hedge against changes in interest rates on liabilities to be issued; and (vi) financial forwards to buy and sell securities.

     For the years ended December 31, 2005, 2004 and 2003, the Company recognized net investment gains (losses) of ($25) million, ($45) million, and ($68) million, respectively, which represented the ineffective portion of all cash flow hedges. All components of each derivative's gains or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the years ended December 31, 2005, 2004 and 2003 related to such discontinued cash flow hedges were losses of $42 million, $51 million and $0 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

     Presented below is a roll forward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Other comprehensive income (loss) balance at the beginning
  of the year...............................................  $(456)   $(417)   $ (24)
Gains (losses) deferred in other comprehensive income (loss)
  on the effective portion of cash flow hedges..............    270      (97)    (399)
Amounts reclassified to net investment gains (losses).......     44       63       12
Amounts reclassified to net investment income...............      2        2        2
Amortization of transition adjustment.......................     (2)      (7)      (8)
                                                              -----    -----    -----
Other comprehensive income (losses) balance at the end of
  the year..................................................  $(142)   $(456)   $(417)
                                                              =====    =====    =====

                                 METLIFE, INC.

     At December 31, 2005, approximately $23 million of the deferred net loss on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings during the year ending December 31, 2006.

  HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS

     The Company uses forward exchange contracts, foreign currency swaps and options to hedge portions of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded in 2005, 2004 or 2003.

     The Company's consolidated statements of stockholders' equity for the years ended December 31, 2005, 2004 and 2003 include losses of $115 million, $47 million and $10 million, respectively, related to foreign currency contracts used to hedge its net investments in foreign operations. At December 31, 2005 and 2004, the cumulative foreign currency translation loss recorded in AOCI related to these hedges was approximately $172 million and $57 million, respectively. When substantially all of the net investments in foreign operations are sold or liquidated, the amounts in AOCI are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to minimize its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to minimize its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities;
(iv) credit default swaps to minimize its exposure to adverse movements in credit; (v) credit default swaps to diversify its credit risk exposure in certain portfolios; (vi) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (vii) swap spread locks to hedge invested assets against the risk of changes in credit spreads; (viii) financial forwards to buy and sell securities; (ix) synthetic GICs to synthetically create traditional GICs; (x) RSATs and TRRs to synthetically create investments; and
(xi) basis swaps to better match the cash flows from assets and related liabilities.

     Effective at the date of acquisition, the Travelers' derivative positions which previously qualified for hedge accounting were dedesignated in accordance with SFAS 133. Such derivative positions were not redesignated and were included with the Company's other nonqualifying derivative positions from the date of acquisition through December 31, 2005.

     For the years ended December 31, 2005, 2004 and 2003, the Company recognized as net investment gains (losses) changes in fair value of $368 million, ($157) million and ($114) million, respectively, related to derivatives that do not qualify for hedge accounting. For the year ended December 31, 2005, the Company recorded changes in fair value of ($2) million, as interest credited to policyholder account balances related to derivatives that do not qualify for hedge accounting. The Company did not have interest credited to policyholder account balances related to such derivatives for the years ended December 31, 2004 and 2003. For the year ended December 31, 2005, the Company recorded changes in fair value of ($38) million, as net investment income related to derivatives that do not qualify for hedge accounting. The Company did not have net investment income related to such derivatives for the years ended December 31, 2004 and 2003.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed rate of return contracts, guaranteed minimum withdrawal, accumulation, and interest benefit contracts, and modified coinsurance

                                 METLIFE, INC.

contracts. The fair value of the Company's embedded derivative assets was $50 million and $46 million at December 31, 2005 and 2004, respectively. The fair value of the Company's embedded derivative liabilities was $45 million and $26 million at December 31, 2005 and 2004, respectively. The amounts recorded in net investment gains (losses) during the years ended December 31, 2005, 2004 and 2003 were gains of $69 million, $37 million and $19 million, respectively.

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

     As noted above, the Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit related losses in the event of nonperformance by counterparties to such derivative instruments.

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2005, the Company was obligated to return cash collateral under its control of $195 million. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheet. As of December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $427 million, which is held in separate custodial accounts. Such collateral is included in other assets and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheet. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2005, none of the collateral had been sold or repledged.

     As of December 31, 2005, the Company provided collateral of $4 million, which is included in other assets in the consolidated balance sheet. The counterparties are permitted by contract to sell or repledge this collateral.

     The Company did not have any cash or other collateral related to derivative instruments at December 31, 2004.

                                 METLIFE, INC.

5.  INSURANCE

  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     Information regarding DAC and VOBA for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                            DEFERRED
                                                             POLICY      VALUE OF
                                                           ACQUISITION   BUSINESS
                                                              COSTS      ACQUIRED    TOTAL
                                                           -----------   --------   -------
                                                                    (IN MILLIONS)
Balance at January 1, 2003..............................     $ 9,983      $1,739    $11,722
  Capitalizations.......................................       2,792          --      2,792
  Acquisitions..........................................         218          40        258
                                                             -------      ------    -------
       Total............................................      12,993       1,779     14,772
                                                             -------      ------    -------
  Less: Amortization related to:
     Net investment gains (losses)......................           7          (7)        --
     Unrealized investment gains (losses)...............         146         (31)       115
     Other expenses.....................................       1,658         162      1,820
                                                             -------      ------    -------
       Total amortization...............................       1,811         124      1,935
                                                             -------      ------    -------
  Less: Dispositions and other..........................         (98)         (2)      (100)
                                                             -------      ------    -------
Balance at December 31, 2003............................      11,280       1,657     12,937
  Capitalizations.......................................       3,101          --      3,101
  Acquisitions..........................................          --           6          6
                                                             -------      ------    -------
       Total............................................      14,381       1,663     16,044
                                                             -------      ------    -------
  Less: Amortization related to:
     Net investment gains (losses)......................           7           4         11
     Unrealized investment gains (losses)...............         (41)        (92)      (133)
     Other expenses.....................................       1,757         140      1,897
                                                             -------      ------    -------
       Total amortization...............................       1,723          52      1,775
                                                             -------      ------    -------
  Less: Dispositions and other..........................         (85)         27        (58)
                                                             -------      ------    -------
Balance at December 31, 2004............................      12,743       1,584     14,327
  Capitalizations.......................................       3,604          --      3,604
  Acquisitions..........................................          --       3,780      3,780
                                                             -------      ------    -------
       Total............................................      16,347       5,364     21,711
                                                             -------      ------    -------
  Less: Amortization related to:
     Net investment gains (losses)......................          12         (25)       (13)
     Unrealized investment gains (losses)...............        (323)       (139)      (462)
     Other expenses.....................................       2,128         336      2,464
                                                             -------      ------    -------
       Total amortization...............................       1,817         172      1,989
                                                             -------      ------    -------
  Less: Dispositions and other..........................         102         (21)        81
                                                             -------      ------    -------
Balance at December 31, 2005............................     $14,428      $5,213    $19,641
                                                             =======      ======    =======

                                 METLIFE, INC.

     The estimated future amortization expense for the next five years allocated to other expenses for VOBA is $506 million in 2006, $477 million in 2007, $449 million in 2008, $422 million in 2009 and $392 million in 2010.

     Amortization of VOBA and DAC is related to (i) investment gains and losses and the impact of such gains and losses on the amount of the amortization; (ii) unrealized investment gains and losses to provide information regarding the amount that would have been amortized if such gains and losses had been recognized; and (iii) other expenses to provide amounts related to the gross margins or profits originating from transactions other than investment gains and losses.

  VALUE OF DISTRIBUTION AGREEMENTS AND CUSTOMER RELATIONSHIPS ACQUIRED

     Changes in value of distribution agreements ("VODA"), and value of customer relationships acquired ("VOCRA"), which are reported within other assets in the consolidated balance sheet, are as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                              (IN MILLIONS)
Balance at January 1........................................  $ --     $--
Acquisitions................................................   716      --
Amortization................................................    (1)     --
Less: Dispositions and other................................    --      --
                                                              ----     ---
Balance at December 31......................................  $715     $--
                                                              ====     ===

     The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $6 million in 2006, $13 million in 2007, $20 million in 2008, $26 million in 2009 and $31 million in 2010.

  SALES INDUCEMENTS

     Changes in deferred sales inducements, which are reported within other assets in the consolidated balance sheet, are as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                              (IN MILLIONS)
Balance at January 1........................................  $294    $196
Capitalization..............................................   140     121
Amortization................................................   (20)    (23)
                                                              ----    ----
Balance at December 31......................................  $414    $294
                                                              ====    ====

                                 METLIFE, INC.

  LIABILITIES FOR UNPAID CLAIMS AND CLAIM EXPENSES

     The following table provides an analysis of the activity in the liability for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported within future policyholder benefits in the consolidated balance sheet:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Balance at January 1....................................  $ 5,824   $ 5,412   $ 4,885
  Less: Reinsurance recoverables........................     (486)     (525)     (498)
                                                          -------   -------   -------
Net balance at January 1................................    5,338     4,887     4,387
                                                          -------   -------   -------
Acquisitions, net.......................................      120        --        --
Incurred related to:
  Current year..........................................    4,954     4,591     4,483
  Prior years...........................................     (197)      (29)       45
                                                          -------   -------   -------
                                                            4,757     4,562     4,528
                                                          -------   -------   -------
Paid related to:
  Current year..........................................   (2,841)   (2,717)   (2,676)
  Prior years...........................................   (1,373)   (1,394)   (1,352)
                                                          -------   -------   -------
                                                           (4,214)   (4,111)   (4,028)
                                                          -------   -------   -------
Net Balance at December 31..............................    6,001     5,338     4,887
  Add: Reinsurance recoverables.........................      589       486       525
                                                          -------   -------   -------
Balance at December 31..................................  $ 6,590   $ 5,824   $ 5,412
                                                          =======   =======   =======

     As a result of changes in estimates of insured events in the prior years, the claims and claim adjustment expenses decreased $197 million in 2005 due to a reduction in prior year automobile bodily injury and homeowners severity as well as refinement in the estimation methodology for non-medical health long-term care claim reserves.

     In 2004, the claims and claim adjustment expenses decreased by $29 million due to a decrease in property an casualty prior year unallocated expense reserves and improved loss ratios in non-medical health long-term care.

     In 2003, the claims and claim adjustment expenses increased by $45 million as a result of higher than anticipated losses and related claims expenses in automobile bodily injury coverage driven by actual inflation factors being greater than assumed inflation factors for these claims. The increases were partially offset by improved claims management on non-medical health long-term care.

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

                                 METLIFE, INC.

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

     The Company had the following types of guarantees relating to annuity and universal and variable life contracts at:

  ANNUITY CONTRACTS

                                                             DECEMBER 31,
                                   -----------------------------------------------------------------
                                                2005                              2004
                                   -------------------------------   -------------------------------
                                   IN THE EVENT OF        AT         IN THE EVENT OF        AT
                                        DEATH        ANNUITIZATION        DEATH        ANNUITIZATION
                                   ---------------   -------------   ---------------   -------------
                                                             (IN MILLIONS)
RETURN OF NET DEPOSITS
  Separate account value.........   $      9,577              N/A     $      6,925              N/A
  Net amount at risk.............   $          3(1)           N/A     $         22(1)           N/A
  Average attained age of
     contractholders.............       60 years              N/A         60 years              N/A
ANNIVERSARY CONTRACT VALUE OR
  MINIMUM RETURN
  Separate account value.........   $     80,368     $     18,936     $     43,414     $     14,297
  Net amount at risk.............   $      1,614(1)  $         85(2)  $        990(1)  $         51(2)
  Average attained age of
     contractholders.............       61 years         59 years         61 years         58 years
TWO TIER ANNUITIES
  General account value..........            N/A     $        299              N/A     $        301
  Net amount at risk.............            N/A     $         36(3)           N/A     $         36(3)
  Average attained age of
     contractholders.............            N/A         58 years              N/A         58 Years

  UNIVERSAL AND VARIABLE LIFE CONTRACTS

                                                              DECEMBER 31,
                                            -------------------------------------------------
                                                     2005                      2004
                                            -----------------------   -----------------------
                                            SECONDARY     PAID UP     SECONDARY     PAID UP
                                            GUARANTEES   GUARANTEES   GUARANTEES   GUARANTEES
                                            ----------   ----------   ----------   ----------
                                                              (IN MILLIONS)
Account value (general and separate
  account)................................   $  7,357     $ 4,505      $ 4,715      $ 4,570
Net amount at risk........................   $124,702(1)  $39,979(1)   $94,163(1)   $42,318(1)
Average attained age of policyholders.....  48 years     54 years     45 years     52 years

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

                                 METLIFE, INC.

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

     Liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts are as follows:

                                       ANNUITY CONTRACTS          UNIVERSAL AND VARIABLE
                                 ------------------------------       LIFE CONTRACTS
                                                   GUARANTEED     -----------------------
                                   GUARANTEED     ANNUITIZATION   SECONDARY     PAID UP
                                 DEATH BENEFITS     BENEFITS      GUARANTEES   GUARANTEES   TOTAL
                                 --------------   -------------   ----------   ----------   -----
                                                          (IN MILLIONS)
Balance at January 1, 2004.....       $ 9              $17           $ 6          $25       $ 57
Incurred guaranteed benefits...        23                2             4            4         33
Paid guaranteed benefits.......        (8)              --            (4)          --        (12)
                                      ---              ---           ---          ---       ----
Balance at December 31, 2004...        24               19             6           29         78
Incurred guaranteed benefits...        22               10            10           10         52
Paid guaranteed benefits.......        (5)              --            (1)          --         (6)
                                      ---              ---           ---          ---       ----
Balance at December 31, 2005...       $41              $29           $15          $39       $124
                                      ===              ===           ===          ===       ====

     Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows at:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                                (IN MILLIONS)
Mutual Fund Groupings
  Equity....................................................  $58,461   $31,829
  Bond......................................................    6,133     3,621
  Balanced..................................................    4,804     1,730
  Money Market..............................................    1,075       383
  Specialty.................................................    1,004       245
                                                              -------   -------
     TOTAL..................................................  $71,477   $37,808
                                                              =======   =======

  SEPARATE ACCOUNTS

     Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $111,155 million and $71,623 million at December 31, 2005 and 2004, respectively, for which the policyholder assumes all investment risk, and separate accounts with a minimum return or account value for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $16,714 million and $15,146 million at December 31, 2005 and 2004, respectively. The latter category consisted primarily of Met Managed Guaranteed Interest Contracts and participating close-out contracts. The average interest rates credited on these contracts were 5.1% and 4.7% at December 31, 2005 and 2004, respectively.

     Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company's revenues as universal life and investment-type

                                 METLIFE, INC.

product policy fees and totaled $1,720 million, $1,333 million and $1,082 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     At December 31, 2005, fixed maturities, equity securities, and cash and cash equivalents reported on the consolidated balance sheet include $29 million, $34 million and $6 million, respectively, of the Company's proportional interest in separate accounts. At December 31, 2004, fixed maturities, equity securities, and cash and cash equivalents reported on the consolidated balance sheet include $47 million, $20 million and $2 million, respectively, of the Company's proportional interest in separate accounts.

     For both the years ended December 31, 2005 and 2004, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

6.  REINSURANCE

     The Company's life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company has historically reinsured the mortality risk on new life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, the Company reinsured up to 90% of the mortality risk for all new individual life insurance policies that it wrote through its various franchises. This practice was initiated by the different franchises for different products starting at various points in time between 1992 and 2000. During 2005, the Company changed its retention practices for individual life insurance. Amounts reinsured in prior years remain reinsured under the original reinsurance; however, under the new retention guidelines, the Company reinsures up to 90% of the mortality risk in excess of $1 million for most new life insurance policies that it writes through its various franchises and for certain individual life policies the retention limits remained unchanged. On a case by case basis, the Company may retain up to $25 million per life on single life policies and $30 million per life on survivorship policies and reinsure 100% of amounts in excess of the Company's retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. In addition, the Company reinsures a significant portion of the mortality risk on its universal life policies issued since 1983. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

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

     The Company had also protected itself through the purchase of combination risk coverage. This reinsurance coverage pooled risks from several lines of business and included individual and group life claims in excess of $2 million per policy, as well as excess property and casualty losses, among others. This combination risk coverage was commuted during 2005.

     The Company reinsures its business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contracts. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

     In the Reinsurance Segment, RGA retains a maximum of $6 million of coverage per individual life with respect to its assumed reinsurance business.

                                 METLIFE, INC.

     The amounts in the consolidated statements of income are presented net of reinsurance ceded. The effects of reinsurance were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Direct premiums.........................................  $22,232   $20,126   $19,300
Reinsurance assumed.....................................    5,316     4,488     3,702
Reinsurance ceded.......................................   (2,688)   (2,414)   (2,427)
                                                          -------   -------   -------
Net premiums............................................  $24,860   $22,200   $20,575
                                                          =======   =======   =======
Reinsurance recoveries netted against policyholder
  benefits and claims...................................  $ 2,255   $ 1,850   $ 2,292
                                                          =======   =======   =======

     Reinsurance recoverables, included in premiums and other receivables, were $8,602 million and $4,104 million at December 31, 2005 and 2004, respectively, including $1,261 million and $1,302 million, respectively, relating to reinsurance of long-term guaranteed interest contracts and structured settlement lump sum contracts accounted for as a financing transaction; $2,772 million at December 31, 2005 relating to reinsurance on the runoff of long-term care business written by Travelers; and $1,356 million at December 31, 2005 relating to reinsurance on the runoff of workers compensation business written by Travelers. Reinsurance and ceded commissions payables, included in other liabilities, were $319 million and $110 million at December 31, 2005 and 2004, respectively.

     For the years ended December 31, 2005, 2004 and 2003, reinsurance ceded and assumed include affiliated transactions of $670 million, $570 million, and $559 million, respectively.

7.  CLOSED BLOCK

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

                                 METLIFE, INC.

     Closed block liabilities and assets designated to the closed block are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                                (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................  $42,759   $42,348
Other policyholder funds....................................      257       258
Policyholder dividends payable..............................      693       690
Policyholder dividend obligation............................    1,607     2,243
Payables for collateral under securities loaned and other
  transactions..............................................    4,289     4,287
Other liabilities...........................................      200       199
                                                              -------   -------
  Total closed block liabilities............................   49,805    50,025
                                                              -------   -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $27,892 and $27,757, respectively)....   29,270    29,766
  Trading securities, at fair value (cost: $3 and $0,
     respectively)..........................................        3        --
  Equity securities available-for-sale, at fair value (cost:
     $1,180 and $898, respectively).........................    1,341       979
  Mortgage loans on real estate.............................    7,790     8,165
  Policy loans..............................................    4,148     4,067
  Short-term investments....................................       41       101
  Other invested assets.....................................      477       221
                                                              -------   -------
     Total investments......................................   43,070    43,299
Cash and cash equivalents...................................      512       325
Accrued investment income...................................      506       511
Deferred income taxes.......................................      902     1,002
Premiums and other receivables..............................      270       103
                                                              -------   -------
  Total assets designated to the closed block...............   45,260    45,240
                                                              -------   -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................    4,545     4,785
                                                              -------   -------
Amounts included in accumulated other comprehensive income
  (loss):
  Net unrealized investment gains, net of deferred income
     tax of $554 and $752, respectively.....................      985     1,338
  Unrealized derivative gains (losses), net of deferred
     income tax benefit of ($17) and ($31), respectively....      (31)      (55)
  Allocated to policyholder dividend obligation, net of
     deferred income tax benefit of ($538) and ($763),
     respectively...........................................     (954)   (1,356)
                                                              -------   -------
  Total amounts included in accumulated other comprehensive
     income (loss)..........................................       --       (73)
                                                              -------   -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................  $ 4,545   $ 4,712
                                                              =======   =======

                                 METLIFE, INC.

     Information regarding the policyholder dividend obligation is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Balance at beginning of year...............................  $2,243   $2,130   $1,882
Impact on revenues, net of expenses and income taxes.......      (9)     124       --
Change in unrealized investment and derivative gains
  (losses).................................................    (627)     (11)     248
                                                             ------   ------   ------
Balance at end of year.....................................  $1,607   $2,243   $2,130
                                                             ======   ======   ======

     Closed block revenues and expenses were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
REVENUES
Premiums...................................................  $3,062   $3,156   $3,365
Net investment income and other revenues...................   2,382    2,504    2,554
Net investment gains (losses)..............................      10      (19)    (128)
                                                             ------   ------   ------
  Total revenues...........................................   5,454    5,641    5,791
                                                             ------   ------   ------
EXPENSES
Policyholder benefits and claims...........................   3,478    3,480    3,660
Policyholder dividends.....................................   1,465    1,458    1,509
Change in policyholder dividend obligation.................      (9)     124       --
Other expenses.............................................     263      275      297
                                                             ------   ------   ------
  Total expenses...........................................   5,197    5,337    5,466
                                                             ------   ------   ------
Revenues, net of expenses before income taxes..............     257      304      325
Income taxes...............................................      90      109      118
                                                             ------   ------   ------
Revenues, net of expenses and income taxes.................  $  167   $  195   $  207
                                                             ======   ======   ======

     The change in maximum future earnings of the closed block is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Balance at end of year.....................................  $4,545   $4,712   $4,907
Balance at beginning of year...............................   4,712    4,907    5,114
                                                             ------   ------   ------
Change during year.........................................  $ (167)  $ (195)  $ (207)
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

                                 METLIFE, INC.

8.  DEBT

     At December 31, 2005 and 2004, debt outstanding is as follows:

                                   INTEREST RATES
                              -------------------------                   DECEMBER 31,
                                               WEIGHTED                 ----------------
                                  RANGE        AVERAGE     MATURITY      2005      2004
                              --------------   --------   -----------   -------   ------
                                                                         (IN MILLIONS)
Senior notes................  5.00% - 7.25%      5.66%    2006 - 2035   $ 7,616   $6,017
Repurchase agreements.......  2.18% - 5.65%      3.99%    2006 - 2013       855      105
Surplus notes...............  7.63% - 7.88%      7.76%    2015 - 2025       696      946
Junior subordinated
  debentures................      6.75%          6.75%       2065           399       --
Fixed rate notes............  4.20% - 10.50%     5.10%    2006 - 2010       104      110
Other notes with varying
  interest rates............  3.44% - 5.89%      4.86%    2006 - 2012       145      168
Capital lease obligations...        --             --         --             73       66
                                                                        -------   ------
Total long-term debt........                                              9,888    7,412
Total short-term debt.......                                              1,414    1,445
                                                                        -------   ------
  Total.....................                                            $11,302   $8,857
                                                                        =======   ======

  LONG-TERM DEBT

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Holding Company issued the following debt:

          On June 23, 2005, the Holding Company issued in the United States public market $1,000 million aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million) and $1,000 million aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($997.6 million). In connection with the offering, the Holding Company incurred approximately $12.4 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the respective term of the related senior notes.

          On June 29, 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). The senior notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended. In connection with the offering, the Holding Company incurred approximately $3.7 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the term of the related senior notes.

     MetLife Bank National Association ("MetLife Bank" or "MetLife Bank, N.A.") is a member of the Federal Home Loan Bank of New York (the "FHLB of NY") and holds $43 million and $7 million of common stock of the FHLB of NY, which is included in equity securities on the Company's consolidated balance sheets at December 31, 2005 and 2004, respectively. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank's residential mortgages and mortgage-backed securities to collateralize MetLife Bank's obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien, provide that upon any event of default by MetLife Bank, the FHLB of NY's recovery is limited to the amount of MetLife Bank's liability under the outstanding repurchase

                                 METLIFE, INC.

agreements. The amount of the Company's liability for repurchase agreements with the FHLB of NY as of December 31, 2005 and 2004 are $855 million and $105 million, respectively, which is included in long-term debt.

     On December 8, 2005, RGA issued junior subordinated debentures with a face amount of $400 million. Interest is payable semi-annually at a fixed rate of 6.75% until December 15, 2015. Subsequent to December 15, 2015, interest on these debentures will accrue at an annual rate of 3-month LIBOR plus a margin equal to 266.5 basis points, payable quarterly until maturity in 2065.

     Collateralized debt, which consists of repurchase agreements and capital lease obligations, ranks highest in priority, followed by unsecured senior debt which consists of senior notes, fixed rate notes, other notes with varying interest rates, followed by subordinated debt which consists of junior subordinated debentures and surplus notes. Payments of interest and principal on the Company's surplus notes, which are subordinate to all other debt, may be made only with the prior approval of the insurance department of the state of domicile.

     The Company repaid a $250 million 7% surplus note which matured on November 1, 2005 and a $1,006 million, 3.911% senior note which matured on May 15, 2005.

     The aggregate maturities of long-term debt as of December 31, 2005 for the next five years are $803 million in 2006, $113 million in 2007, $384 million in 2008, $147 million in 2009, $240 million in 2010 and $8,201 million thereafter.

  SHORT-TERM DEBT

     At December 31, 2005 and 2004, the Company's short-term debt consisted of commercial paper with a weighted average interest rate of 3.4% and 2.3%, respectively. The debt was outstanding for an average of 53 days and 27 days at December 31, 2005 and 2004, respectively.

  CREDIT FACILITIES AND LETTERS OF CREDIT

     The Company maintains committed and unsecured credit facilities aggregating $3.85 billion as of December 31, 2005. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and $3.0 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. The following table provides details on these facilities as of December 31, 2005:

                                                                            LETTER OF
                                                                             CREDIT                   UNUSED
                 BORROWER(S)                      EXPIRATION     CAPACITY   ISSUANCES   DRAWDOWNS   COMMITMENTS
----------------------------------------------  --------------   --------   ---------   ---------   -----------
                                                                                 (IN MILLIONS)
MetLife, Inc., MetLife Funding, Inc. and
  Metropolitan Life Insurance Company.........  April 2009        $1,500      $374        $ --        $1,126
MetLife, Inc. and MetLife Funding, Inc. ......  April 2010         1,500        --          --         1,500
MetLife Bank, N.A. ...........................  July 2006            200        --          --           200
Reinsurance Group of America, Incorporated ...  January 2006          26        --          26            --
Reinsurance Group of America, Incorporated ...  May 2007              26        --          26            --
Reinsurance Group of America, Incorporated ...  September 2010       600       320          50           230
                                                                  ------      ----        ----        ------
Total.........................................                    $3,852      $694        $102        $3,056
                                                                  ======      ====        ====        ======

     On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") entered into by The Travelers Life and Annuity Reinsurance Company ("TLARC") and various institutional lenders on April 25, 2005 became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement and replaced Citigroup Insurance Holding Company as guarantor upon closing of the

                                 METLIFE, INC.

Travelers acquisition. The L/C Agreement expires five years after the closing of the acquisition. Also during 2005, Exeter Reassurance Company Ltd. ("Exeter") entered into three ten-year letter of credit and reimbursement agreements totaling $800 million with an institutional lender, and the Holding Company and Exeter entered into a $500 million ten-year letter of credit and reimbursement agreement with another institutional lender. The following table provides details on the capacity and outstanding balances of such committed facilities as of December 31, 2005:

                                                                  LETTER OF
                                                                   CREDIT         UNUSED
          ACCOUNT PARTY               EXPIRATION     CAPACITY     ISSUANCES     COMMITMENTS
----------------------------------  --------------   --------   -------------   -----------
                                                                (IN MILLIONS)
The Travelers Life and Annuity
  Reinsurance Company.............       July 2010    $2,000       $1,930          $ 70
Exeter Reassurance Company
  Ltd. ...........................      March 2015       225          225            --
Exeter Reassurance Company
  Ltd. ...........................       June 2015       250          250            --
Exeter Reassurance Company
  Ltd. ...........................  September 2015       325           --           325
Exeter Reassurance Company Ltd.
  and MetLife, Inc. ..............   December 2015       500          280           220
                                                      ------       ------          ----
Total.............................                    $3,300       $2,685          $615
                                                      ======       ======          ====

---------------

Note: The Holding Company is a guarantor under the first four agreements and a party to the fifth agreement above.

     At December 31, 2005 and 2004, the Company had outstanding $3.6 billion and $961 million, respectively, in letters of credit from various banks, of which $3.4 billion and $470 million, respectively, were part of committed facilities. The letters of credit outstanding at December 31, 2005 and 2004 all automatically renew for one year periods except for $755 million in the current period which expires in ten years. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company's actual future cash funding requirements.

  OTHER

     Interest expense related to the Company's indebtedness included in other expenses was $544 million, $428 million and $420 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     See also Note 9 for a description of junior subordinated debentures of $2,134 million issued in connection with the common equity units.

9.  COMMON EQUITY UNITS

  SUMMARY

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. As described below, the common equity units consist of interests in trust preferred securities issued by MetLife Capital Trusts II and III, and stock purchase contracts issued by the Holding Company. The only assets of MetLife Capital Trusts II and III are junior subordinated debentures issued by the Holding Company.

                                 METLIFE, INC.

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

     - A stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company's common stock, par value $0.01 per share, for a purchase price of $12.50.

  JUNIOR SUBORDINATED DEBENTURES ISSUED TO SUPPORT TRUST COMMON AND PREFERRED SECURITIES

     The Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Trusts and $64 million in trust common securities issued equally by the Trusts. The common and preferred securities of the Trusts, totaling $2,134 million, represent undivided beneficial ownership interests in the assets of the Trusts, have no stated maturity and must be redeemed upon maturity of the corresponding series of junior subordinated debt securities -- the sole assets of the respective Trusts. The Series A and Series B Trusts will make quarterly distributions on the common and preferred securities at an annual rate of 4.82% and 4.91%, respectively.

     The trust common securities, which are held by the Holding Company, represent a 3% interest in the Trusts and are reflected as fixed maturities in the accompanying consolidated balance sheet of MetLife, Inc. The Trusts are VIEs in accordance with FIN 46 and FIN 46(r), and the Company does not consolidate its interest in MetLife Capital Trusts II and III as it is not the primary beneficiary of either of the Trusts.

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

                                 METLIFE, INC.

The final attempt at remarketing will not be subject to the reset cap. If all remarketing attempts are unsuccessful, the Holding Company has the right, as a secured party, to apply the liquidation amount on the trust preferred securities to the common equity unit holders obligation under the stock purchase contract and to deliver to the common equity unit holder a junior subordinated debt security payable on August 15, 2010 at an annual rate of 4.82% and 4.91% on the Series A and Series B trust preferred securities, respectively, in payment of any accrued and unpaid distributions. Interest expense related to the junior subordinated debentures underlying common equity units was $55 million for the year ended December 31, 2005.

  STOCK PURCHASE CONTRACTS

     Each stock purchase contract requires the holder of the common equity unit to purchase, and the Holding Company to sell, for $12.50, on each of the initial stock purchase date and the subsequent stock purchase date, a number of newly issued or treasury shares of the Holding Company's common stock, par value $0.01 per share, equal to the applicable settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the closing price of the common stock during a specified 20-day period immediately preceding the applicable stock purchase date. If the market value of the Holding Company's common stock is less than the threshold appreciation price of $53.10 but greater than $43.35, the reference price, the settlement rate will be a number of the Holding Company's common stock equal to the stated amount of $12.50 divided by the market value. If the market value is less than or equal to the reference price, the settlement rate will be 0.28835 shares of the Holding Company's common stock. If the market value is greater than or equal to the threshold appreciation price, the settlement rate will be 0.23540 shares of the Holding Company's common stock. Accordingly, upon settlement in the aggregate, the Holding Company will receive proceeds of $2,070 million and issue between 39.0 million and 47.8 million shares of its common stock. The stock purchase contract may be exercised at the option of the holder at any time prior to the settlement date. However, upon early settlement, the holder will receive the minimum settlement rate.

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

     The value of the stock purchase contracts at issuance, $96.6 million, were calculated as the present value of the future contract payments due under the stock purchase contract of 1.510% through the initial stock purchase date, and 1.465% up to the subsequent stock purchase date, discounted at the interest rate on the supporting junior subordinated debt securities issued by the Holding Company, 4.82% or 4.91% on the Series A and Series B trust preferred securities, respectively. The value of the stock purchase contracts were recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liability balance related to the stock purchase contracts will accrue interest at the discount rate of 4.82% or 4.91%, as applicable, with an offsetting increase to interest expense. When the contract payments are made under the stock purchase contracts they will reduce the other liability balance. During the year ended December 31, 2005, the Holding Company increased the other liability balance for the accretion of the discount on the contract payment of $2 million and made contract payments of $13 million.

                                 METLIFE, INC.

  ISSUANCE COSTS

     In connection with the offering of common equity units, the Holding Company incurred approximately $55.3 million of issuance costs of which $5.8 million relate to the issuance of the junior subordinated debt securities underlying common equity notes which fund the Series A and Series B trust preferred securities and $49.5 million relate to the expected issuance of the common stock under the stock purchase contracts. The $5.8 million in debt issuance costs have been capitalized, are included in other assets, and will be amortized using the effective interest method over the period from issuance date of the common equity units to the initial and subsequent stock purchase date. The remaining $49.5 million of costs relate to the common stock issuance under the stock purchase contracts and have been recorded as a reduction of additional paid-in capital.

  EARNINGS PER COMMON SHARE

     The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the weighted average market price of the Holding Company's common stock is greater than or equal to the threshold appreciation price. During the period from the date of issuance through December 31, 2005, the weighted average market price of the Holding Company's common stock was less than the threshold appreciation price. Accordingly, the stock purchase contracts did not have an impact on diluted earnings common per share. See Note 16.

10. SHARES SUBJECT TO MANDATORY REDEMPTION AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS

     MetLife Capital Trust I. In connection with MetLife, Inc.'s, initial public offering in April 2000, the Holding Company and MetLife Capital Trust I, a wholly-owned trust (the "Trust"), issued equity security units (the "units"). Each unit originally consisted of (i) a contract to purchase, for $50, shares of the Holding Company's common stock (the "purchase contracts") on May 15, 2003; and (ii) a capital security of the Trust, with a stated liquidation amount of $50.

     In accordance with the terms of the units, the Trust was dissolved on February 5, 2003, and $1,006 million aggregate principal amount of 8.00% debentures of the Holding Company (the "MetLife debentures"), the sole assets of the Trust, were distributed to the owners of the Trust's capital securities in exchange for their capital securities. The MetLife debentures were remarketed on behalf of the debenture owners on February 12, 2003 and the interest rate on the MetLife debentures was reset as of February 15, 2003 to 3.911% per annum. As a result of the remarketing, the debenture owners received $21 million ($0.03 per diluted common share) in excess of the carrying value of the capital securities. This excess was recorded by the Company as a charge to additional paid-in capital and, for the purpose of calculating earnings per share, is subtracted from net income to arrive at net income available to common shareholders.

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

     Due to the dissolution of the Trust in 2003, there was no interest expense on capital securities for the years ended December 31, 2005 and 2004. Interest expense on the capital securities is included in other expenses and was $10 million for the year ended December 31, 2003.

     GenAmerica Capital I. In June 1997, GenAmerica Corporation ("GenAmerica") issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. GenAmerica has fully and unconditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay

                                 METLIFE, INC.

the securities any time after June 30, 2007. Capital securities outstanding were $119 million, net of unamortized discounts of $6 million, at both December 31, 2005 and 2004. Interest expense on these instruments is included in other expenses and was $11 million for each of the years ended December 31, 2005, 2004, and 2003.

     RGA Capital Trust I. In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I (the "Trust"), issued 4,500,000 Preferred Income Equity Redeemable Securities ("PIERS") Units. Each PIERS unit consists of (i) a preferred security issued by the Trust, having a stated liquidation amount of $50 per unit, representing an undivided beneficial ownership interest in the assets of the Trust, which consist solely of junior subordinated debentures issued by RGA which have a principal amount at maturity of $50 and a stated maturity of March 18, 2051; and (ii) a warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50. The fair market value of the warrant on the issuance date was $14.87 and is detachable from the preferred security. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the preferred securities. The preferred securities and subordinated debentures were issued at a discount (original issue discount) to the face or liquidation value of $14.87 per security. The securities will accrete to their $50 face/liquidation value over the life of the security on a level yield basis. The weighted average effective interest rate on the preferred securities and the subordinated debentures is 8.25% per annum. Capital securities outstanding were $159 million, net of unamortized discounts of $66 million, at both December 31, 2005 and 2004.

11.  INCOME TAXES

     The provision for income taxes from continuing operations was as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2005      2004     2003
                                                              -------   -------   -----
                                                                    (IN MILLIONS)
Current:
  Federal...................................................  $  328    $  691    $301
  State and local...........................................      63        51      22
  Foreign...................................................     111       154      47
                                                              ------    ------    ----
                                                                 502       896     370
                                                              ------    ------    ----
Deferred:
  Federal...................................................  $  733    $  191    $231
  State and local...........................................      14         6      27
  Foreign...................................................      11       (64)    (12)
                                                              ------    ------    ----
                                                                 758       133     246
                                                              ------    ------    ----
Provision for income taxes..................................  $1,260    $1,029    $616
                                                              ======    ======    ====

                                 METLIFE, INC.

     Reconciliations of the income tax provision at the U.S. statutory rate to the provision for income taxes as reported for continuing operations were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2005      2004     2003
                                                              -------   -------   -----
                                                                    (IN MILLIONS)
Tax provision at U.S. statutory rate........................  $1,540    $1,283    $855
Tax effect of:
  Tax exempt investment income..............................    (169)     (131)   (118)
  State and local income taxes..............................      35        37      44
  Prior year taxes..........................................     (31)     (105)    (26)
  Foreign operations net of foreign income taxes............     (44)      (36)    (81)
  Foreign operations repatriation...........................     (27)       --      --
  Other, net................................................     (44)      (19)    (58)
                                                              ------    ------    ----
Provision for income taxes..................................  $1,260    $1,029    $616
                                                              ======    ======    ====

     Included in the 2005 total tax provision is a $27 million tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax position had previously been recorded.

     The Company is under continuous examination by the Internal Revenue Service ("IRS") and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. In 2004 the Company recorded an adjustment of $91 million for the settlement of all federal income tax issues relating to the IRS's audit of the Company's tax returns for the years 1997-1999. Such settlement is reflected in the 2004 tax expense as an adjustment to prior year taxes. The Company also received $22 million in interest on such settlement and incurred an $8 million tax expense on such settlement for a total impact to net income of $105 million. The current IRS examination covers the years 2000-2002 and the Company expects it to be completed in 2006. The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years' examinations. Liabilities for income taxes have been established for future income tax assessments when it is probable there will be future assessments and the amount thereof can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. The Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated financial statements although the resolution of income tax matters could impact the Company's effective tax rate for a particular future period.

                                 METLIFE, INC.

     Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                                (IN MILLIONS)
Deferred income tax assets:
  Policyholder liabilities and receivables..................  $ 5,049   $ 3,982
  Net operating loss carryforwards..........................    1,017       434
  Capital loss carryforwards................................       75       118
  Tax credit carryforwards..................................      102        30
  Intangibles...............................................       82       112
  Litigation related........................................       64        85
  Other.....................................................      178       152
                                                              -------   -------
                                                                6,567     4,913
  Less: Valuation allowance.................................      199        23
                                                              -------   -------
                                                                6,368     4,890
                                                              -------   -------
Deferred income tax liabilities:
  Investments...............................................    1,838     1,544
  Deferred policy acquisition costs.........................    4,989     3,965
  Net unrealized investment gains...........................    1,041     1,676
  Other.....................................................      206       178
                                                              -------   -------
                                                                8,074     7,363
                                                              -------   -------
Net deferred income tax (liability) asset...................  $(1,706)  $(2,473)
                                                              =======   =======

     Domestic net operating loss carryforwards amount to $2,580 million at December 31, 2005 and will expire beginning in 2015. Foreign net operating loss carryforwards amount to $392 million at December 31, 2005 and were generated in various foreign countries with expiration periods of five years to infinity. Capital loss carryforwards amount to $213 million at December 31, 2005 and will expire beginning in 2006. Tax credit carryforwards amount to $102 million at December 31, 2005 and will expire beginning in 2006.

     The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards. The valuation allowance reflects management's assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2005, the Company recorded $176 million of additional deferred income tax valuation allowance related to certain foreign net operating loss carryforwards.

12.  CONTINGENCIES, COMMITMENTS, AND GUARANTEES

CONTINGENCIES

  LITIGATION

     The Company is a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief.

                                 METLIFE, INC.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2005.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits or other proceedings relating to the sale of mutual funds and other products, have been brought. As of December 31, 2005, there are approximately 338 sales practices litigation matters pending against Metropolitan Life; approximately 45 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England");

                                 METLIFE, INC.

approximately 34 sales practices litigation matters pending against General American; and approximately 35 sales practices litigation matters pending against Walnut Street Securities, Inc. ("Walnut Street"). In addition, similar litigation matters are pending against MetLife Securities, Inc. ("MSI"). Metropolitan Life, New England, General American, MSI and Walnut Street continue to defend themselves vigorously against these litigation matters. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or, in a few instances, have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

     The Metropolitan Life class action settlement did not resolve two putative class actions involving sales practices claims filed against Metropolitan Life in Canada, and these actions remain pending.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England's, General American's, MSI's or Walnut Street's sales of individual life insurance policies or annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

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

                                 METLIFE, INC.

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

     Metropolitan Life previously reported that it had received approximately 23,500 asbestos-related claims in 2004. In the context of reviewing in the third quarter of 2005 certain pleadings received in 2004, it was determined that there was a small undercount of Metropolitan Life's asbestos-related claims in 2004. Accordingly, Metropolitan Life now reports that it received approximately 23,900 asbestos-related claims in 2004. The total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the number of new claims during the years ended on those dates and the total settlement payments made to resolve asbestos personal injury claims during those years are set forth in the following table:

                                                       AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2005          2004          2003
                                                       -----------   -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Asbestos personal injury claims at year end
  (approximate)......................................    100,250       108,000       111,700
Number of new claims during the year (approximate)...     18,500        23,900        58,750
Settlement payments during the year(1)...............   $   74.3      $   85.5      $   84.2

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

     The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that the Company's total exposure to asbestos claims may be greater than the liability recorded by the Company in its consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company's consolidated financial position.

     Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million at December 31, 2002. This total recorded asbestos-related

                                 METLIFE, INC.

liability (after the self-insured retention) was within the coverage of the excess insurance policies discussed below. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through December 31, 2005.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims and $15.1 million with respect to 2004 claims and estimated as of December 31, 2005, to be approximately $45.4 million in the aggregate, including future years.

     Property and Casualty Actions

     A purported class action has been filed against Metropolitan Property and Casualty Insurance Company's ("MPC") subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Two purported nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and discovery is ongoing. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. The court recently granted MPC's motion to dismiss the fraud claim in the second suit.

     A purported class action has been filed against MPC in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds' motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that aggregation is required. The parties have reached an agreement to settle this suit. MPC has recorded a liability in an amount the Company believes is adequate to resolve the claims underlying this matter. The amount to be paid will not be material to MPC. Certain

                                 METLIFE, INC.

plaintiffs' lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. MPC, along with a number of other insurers, agreed in July 2005 to resolve this issue in a class action format. Management believes that the amount to be paid in resolution of this matter will not be material to MPC.

     In December 2005, a purported class action was filed against MPC in Louisiana federal court on behalf of insureds who incurred total property losses as a result of Hurricane Katrina. Plaintiffs claim they are entitled to coverage for all of their claims. A lawsuit was filed against MPC in November 2005 in Mississippi federal court by two policyholders challenging the denial of a claim under their homeowners policy for damage caused to their property during Hurricane Katrina. In 2006, MPC was sued in two additional Hurricane Katrina-related actions, one in Louisiana and one in Mississippi and it is reasonably possible other actions will be filed. The Company intends to vigorously defend these matters.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. Plaintiffs' motion to certify a litigation class is pending. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners sought to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. On November 10, 2005, the trial court granted respondents' motions to dismiss this proceeding. Petitioners have filed a notice of appeal. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life and the Holding Company have filed a petition seeking permission for an interlocutory appeal from this order. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

                                 METLIFE, INC.

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

     Other

     A putative class action lawsuit which commenced in October 2000 is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life's motion for summary judgment was granted. Plaintiffs have moved for reconsideration.

     On February 21, 2006, the SEC and New England Securities Corporation ("NES"), a subsidiary of NELICO, resolved a formal investigation of NES that arose in response to NES informing the SEC that certain systems and controls relating to one NES advisory program were not operating effectively. NES previously provided restitution to the affected clients and the settlement includes additional client payments to be made by NES in the total amount of approximately $2,615,000. No penalties were imposed.

     In May 2003, the American Dental Association and three individual providers sued MetLife and Cigna in a purported class action lawsuit brought in a Florida federal district court. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the matter. The district court has granted in part and denied in part MetLife's motion to dismiss. MetLife has filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which will stay the lawsuit indefinitely.

     In a lawsuit commenced in June 1998, a New York state court granted in 2004 plaintiffs' motion to certify a litigation class of owners of certain participating life insurance policies and a sub-class of New York owners of such policies in an action asserting that Metropolitan Life breached their policies and violated New York's General Business Law in the manner in which it allocated investment income across lines of business during a period ending with the 2000 demutualization. Plaintiffs sought compensatory damages. In January 2006, the appellate court reversed the class certification order. On November 23, 2005, the trial court issued a Memorandum Decision granting Metropolitan Life's motion for summary judgment. The plaintiffs' time to appeal the trial court's decision has not yet expired.

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

                                 METLIFE, INC.

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

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received two subpoenas from the District Attorney of the County of San Diego, California. The subpoenas seek numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker, Universal Life Resources. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. The Ohio Department of Insurance has requested documents regarding a broker and certain Ohio public entity groups. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

     Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to four. In one of these, the California Insurance Commissioner is suing in California state court Metropolitan Life, Paragon Life Insurance Company and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Another of these actions is pending in a multi-district proceeding established in the federal district court in the District of New Jersey. In this proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several other insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of

                                 METLIFE, INC.

employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company intends to vigorously defend these cases.

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

     As previously disclosed, the NASD staff notified MSI, NES and Walnut Street, all direct or indirect subsidiaries of MetLife, Inc., that it has made a preliminary determination to file charges of violations of the NASD's and the SEC's rules against the firms. The pending investigation was initiated after the firms reported to the NASD that a limited number of mutual fund transactions processed by firm representatives and at the firms' consolidated trading desk, during the period April through December 2003, had been received from customers after 4:00 p.m., Eastern time, and received the same day's net asset value. The potential charges of violations of the NASD's and the SEC's rules relate to the processing of transactions received after 4:00 p.m., the firms' maintenance of books and records, supervisory procedures and responses to the NASD's information requests. Under the NASD's procedures, the firms have submitted a response to the NASD staff. The NASD staff has not made a formal recommendation regarding whether any action alleging violations of the rules should be filed. MetLife continues to cooperate fully with the NASD.

     Following an inquiry commencing in March 2004, the staff of the NASD has notified MSI that it has made a preliminary determination to recommend charging MSI with the failure to adopt, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans. This notification follows an industry-wide inquiry by the NASD examining sales of 529 plans. Under the NASD's procedures, MSI submitted its written explanation of why it believes charges should not be filed. The NASD staff has not made a formal recommendation regarding whether any action alleging violations of applicable rules should be filed. MSI continues to cooperate fully with the NASD.

     In February 2006, the Company learned that the SEC has commenced a formal investigation of NES in connection with the suitability of its sales of various universal life insurance policies. The Company believes that others in the insurance industry are the subject of similar investigations by the SEC. NES is cooperating fully with the SEC.

     MSI received in 2005 a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate's mutual funds. A response has been submitted and MSI intends to cooperate fully with the Illinois Department of Securities.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against The Travelers Life and Annuity Company ("TLAC"), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former TLAC affiliate, purchased structured settlement annuities from TLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured

                                 METLIFE, INC.

settlement annuities, including an affiliate of TLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against TLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order and the appeal is now pending before the Connecticut Supreme Court.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of The Travelers Insurance Company ("TIC"), is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking. In the context of the above, two arbitration matters were commenced in 2005 against Tower Square. In one of the matters, defendants include other unaffiliated broker-dealers with whom the registered representative was formerly registered. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases.

     Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust cases in various states. The Company intends to defend itself vigorously against these cases.

     Various litigation, including purported or certified class actions, and various claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.

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

  INSOLVENCY ASSESSMENTS

     Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assessments levied against the Company were $4 million, $10 million and $6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company

                                 METLIFE, INC.

maintained a liability of $90 million, and a related asset for premium tax offsets of $54 million, at December 31, 2005 for undiscounted future assessments in respect of currently impaired, insolvent or failed insurers.

  IMPACT OF HURRICANES

     On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama causing catastrophic damage to these coastal regions. As of December 31, 2005, the Company recognized total net losses related to the catastrophe of $134 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments, which impacted the Auto & Home and Institutional segments. The Auto & Home and Institutional segments recorded net losses related to the catastrophe of $120 million and $14 million, each net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments, respectively. MetLife's gross losses from Katrina were approximately $335 million, primarily arising from the Company's homeowners business.

     On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. As of December 31, 2005, the Company's Auto & Home segment recognized total losses related to the catastrophe of $32 million, net of income taxes and reinsurance recoverables. MetLife's gross losses from Hurricane Wilma were approximately $57 million arising from the Company's homeowners and automobile businesses.

     Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging denial of claims for damages caused to their property during Hurricane Katrina. MPC is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company's hurricane-related claim exposure and losses. Based on information currently known by management, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company's consolidated financial statements.

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

COMMITMENTS

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

                                 METLIFE, INC.

Future minimum rental and sublease income, and minimum gross rental payments relating to these lease agreements were as follows:

                                                                                  GROSS
                                                             RENTAL   SUBLEASE    RENTAL
                                                             INCOME    INCOME    PAYMENTS
                                                             ------   --------   --------
                                                                    (IN MILLIONS)
2006.......................................................   $440      $20        $218
2007.......................................................   $398      $17        $196
2008.......................................................   $329      $14        $165
2009.......................................................   $270      $ 7        $131
2010.......................................................   $218      $ 6        $104
Thereafter.................................................   $737      $17        $524

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $2,684 million and $1,324 million at December 31, 2005 and 2004, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2,974 million and $1,189 million at December 31, 2005 and 2004, respectively.

  OTHER COMMITMENTS

     TIC is a member of the Federal Home Loan Bank of Boston (the "FHLB of Boston") and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company's balance sheets. TIC has also entered into several funding agreements with the FHLB of Boston whereby TIC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on TIC's residential mortgages and mortgage-backed securities to collateralize TIC's obligations under the funding agreements. TIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien, provide that upon any event of default by TIC, the FHLB of Boston's recovery is limited to the amount of TIC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the Bank as of December 31, 2005 is $1.1 billion, which is included in policyholder account balances.

     On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and is purchasing the shares in the open market over the subsequent few months to return to the lenders. RGA will either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company's ownership percentage of RGA to approximately to 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

                                 METLIFE, INC.

GUARANTEES

     In the course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, with a cumulative maximum of $5.2 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

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

     The Company has also guaranteed minimum investment returns on certain international retirement funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

     In the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in connection with a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments the Company could be required to pay under these indemnities is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the Company's consolidated balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. In the third quarter of 2005, the Company released $6 million of a liability due to the expiration of indemnities provided in a prior year disposition. The Company's recorded liabilities at December 31, 2005 and 2004 for indemnities, guarantees and commitments were $9 million and $10 million, respectively.

     In connection with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $593 million at December 31, 2005. The credit default swaps expire at various times during the next six years.

13.  EMPLOYEE BENEFIT PLANS

  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Certain subsidiaries of the Holding Company (the "Subsidiaries") are sponsors and/or administrators of defined benefit pension plans covering eligible employees and sales representatives. Retirement benefits are based upon years of credited service and final average or career average earnings history.

                                 METLIFE, INC.

     The Subsidiaries also provide certain postemployment benefits and certain postretirement health care and life insurance benefits for retired employees. Employees of the Subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for a covered subsidiary, may become eligible for these postretirement benefits, at various levels, in accordance with the applicable plans.

     The Subsidiaries have issued group annuity and life insurance contracts supporting approximately 98% of all pension and postretirement employee benefit plans assets sponsored by the Subsidiaries.

     In connection with the acquisition of Travelers, the employees of Travelers and any other Citigroup affiliate in the United States who became employees of certain Subsidiaries in connection with that acquisition (including those who remained employees of companies acquired in that acquisition) will be credited with service recognized by Citigroup for purposes of determining eligibility and vesting under The Metropolitan Life Retirement Plan for United States Employees (the "Plan"), a noncontributory qualified defined benefit pension plan, with respect to benefits earned under the Plan subsequent to the closing date of the acquisition. Neither the Holding Company nor its subsidiaries assumed an obligation for benefits earned under defined benefit plans of Citigroup or Travelers prior to the acquisition.

     A December 31 measurement date is used for all of the Subsidiaries' defined benefit pension and other postretirement benefit plans.

                                 METLIFE, INC.

  OBLIGATIONS, FUNDED STATUS AND NET PERIODIC BENEFIT COSTS

                                                                DECEMBER 31,
                                                     -----------------------------------
                                                                              OTHER
                                                                         POSTRETIREMENT
                                                     PENSION BENEFITS       BENEFITS
                                                     -----------------   ---------------
                                                      2005      2004      2005     2004
                                                     -------   -------   ------   ------
                                                                (IN MILLIONS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of
  year.............................................  $5,523    $5,269    $1,975   $2,090
  Service cost.....................................     142       129        37       32
  Interest cost....................................     318       311       121      119
  Plan participants' contributions.................      --        --        28       25
  Acquisitions and divestitures....................      (1)       (3)        1       --
  Actuarial losses (gains).........................      90       147       172     (139)
  Change in benefits...............................      --        --         7        1
  Transfers in (out) of controlled group...........       6        --        (5)      --
  Benefits paid....................................    (312)     (330)     (160)    (153)
                                                     ------    ------    ------   ------
Projected benefit obligation at end of year........   5,766     5,523     2,176    1,975
                                                     ------    ------    ------   ------
Change in plan assets:
Fair value of plan assets at beginning of year.....   5,392     4,728     1,062    1,005
  Actual return on plan assets.....................     404       416        60       93
  Acquisitions and divestitures....................      (1)       (3)       --       --
  Employer contribution............................       4       526         2        2
  Benefits paid....................................    (281)     (275)      (31)     (38)
                                                     ------    ------    ------   ------
Fair value of plan assets at end of year...........   5,518     5,392     1,093    1,062
                                                     ------    ------    ------   ------
Underfunded........................................    (248)     (131)   (1,083)    (913)
Unrecognized net asset at transition...............      --         1         1       --
Unrecognized net actuarial losses..................   1,528     1,510       377      199
Unrecognized prior service cost....................      54        67      (122)    (165)
                                                     ------    ------    ------   ------
Prepaid (accrued) benefit cost.....................  $1,334    $1,447    $ (827)  $ (879)
                                                     ======    ======    ======   ======
Qualified plan prepaid pension cost................  $1,691    $1,782    $   --   $   --
Non-qualified plan accrued pension cost............    (435)     (478)     (827)    (879)
Intangible assets..................................      12        13        --       --
Accumulated other comprehensive loss...............      66       130        --       --
                                                     ------    ------    ------   ------
Prepaid (accrued) benefit cost.....................  $1,334    $1,447    $ (827)  $ (879)
                                                     ======    ======    ======   ======

     The prepaid (accrued) benefit cost for pension benefits presented in the above table consists of prepaid benefit costs of $1,696 million and $1,785 million as of December 31, 2005 and 2004, respectively, and accrued benefit costs of $362 million and $338 million as of December 31, 2005 and 2004, respectively.

                                 METLIFE, INC.

     The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans were as follows:

                                                       NON-QUALIFIED
                                     QUALIFIED PLAN        PLAN             TOTAL
                                     ---------------   -------------   ---------------
                                      2005     2004    2005    2004     2005     2004
                                     ------   ------   -----   -----   ------   ------
                                                       (IN MILLIONS)
Aggregate fair value of plan assets
  (principally Company
  contracts).......................  $5,518   $5,392   $  --   $  --   $5,518   $5,392
Aggregate projected benefit
  obligation.......................   5,258    4,999     508     524    5,766    5,523
                                     ------   ------   -----   -----   ------   ------
Over (under) funded................  $  260   $  393   $(508)  $(524)  $ (248)  $ (131)
                                     ======   ======   =====   =====   ======   ======

     The accumulated benefit obligation for all defined benefit pension plans was $5,349 million and $5,149 million at December 31, 2005 and 2004, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                              DECEMBER 31,
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                              (IN MILLIONS)
Projected benefit obligation................................  $538    $550
Accumulated benefit obligation..............................  $449    $482
Fair value of plan assets...................................  $ 19    $ 17

     Information for pension and other postretirement plans with a projected benefit obligation in excess of plan assets:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                                           OTHER
                                                          PENSION     POSTRETIREMENT
                                                         BENEFITS        BENEFITS
                                                        -----------   ---------------
                                                        2005   2004    2005     2004
                                                        ----   ----   ------   ------
                                                                (IN MILLIONS)
Projected benefit obligation..........................  $538   $550   $2,176   $1,975
Fair value of plan assets.............................  $ 19   $ 17   $1,093   $1,062

     The components of net periodic benefit cost were as follows:

                                                                  OTHER POSTRETIREMENT
                                            PENSION BENEFITS            BENEFITS
                                          ---------------------   ---------------------
                                          2005    2004    2003    2005    2004    2003
                                          -----   -----   -----   -----   -----   -----
                                                          (IN MILLIONS)
Service cost............................  $ 142   $ 129   $ 123   $ 37    $ 32    $ 39
Interest cost...........................    318     311     314    121     119     123
Expected return on plan assets..........   (446)   (428)   (335)   (79)    (77)    (72)
Amortization of prior actuarial
  losses................................    116     101      86     15       7       8
Amortization of prior service cost......     16      16      16    (17)    (19)    (20)
Curtailment cost........................     --      --      10     --      --       3
                                          -----   -----   -----   ----    ----    ----
Net periodic benefit cost...............  $ 146   $ 129   $ 214   $ 77    $ 62    $ 81
                                          =====   =====   =====   ====    ====    ====

     The Company expects to receive subsidies on prescription drug benefits beginning in 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Prescription Drug Act"). The other postretirement benefit plan accumulated benefit obligation were remeasured effective July 1, 2004

                                 METLIFE, INC.

in order to determine the effect of the expected subsidies on net periodic other postretirement benefit cost. As a result, the accumulated other postretirement benefit obligation was reduced by $213 million at July 1, 2004 and net periodic other postretirement benefit cost from July 1, 2004 through December 31, 2004 was reduced by $17 million. The reduction of net periodic benefit cost was due to reductions in service cost of $3 million, interest cost of $6 million, and amortization of prior actuarial loss of $8 million.

     The reduction in the accumulated postretirement benefit obligation related to the Prescription Drug Act was $298 million and $230 million as of December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, the reduction of net periodic postretirement benefit cost was $45 million, which was due to reductions in service cost of $6 million, interest cost of $16 million and amortization of prior actuarial loss of $23 million. An additional $23 million reduction in the December 31, 2005 accumulated other postretirement benefit obligation is the result of an actuarial loss recognized during the year resulting from updated assumptions including a January 1, 2005 participant census and new claims cost experience and the effect of a December 31, 2005 change in the discount rate.

ASSUMPTIONS

     Assumptions used in determining benefit obligations were as follows:

                                                                    DECEMBER 31,
                                                         -----------------------------------
                                                                                  OTHER
                                                                             POSTRETIREMENT
                                                         PENSION BENEFITS       BENEFITS
                                                         -----------------   ---------------
                                                          2005      2004      2005     2004
                                                         -------   -------   ------   ------
Weighted average discount rate.........................    5.82%     5.87%    5.82%    5.88%
Rate of compensation increase..........................  3% - 8%   3% - 8%     N/A      N/A

     Assumptions used in determining net periodic benefit cost were as follows:

                                                         DECEMBER 31,
                                 ------------------------------------------------------------
                                      PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                 ---------------------------   ------------------------------
                                  2005      2004      2003       2005       2004       2003
                                 -------   -------   -------   --------   --------   --------
Weighted average discount
  rate.........................    5.83%     6.10%     6.74%    5.98%      6.20%      6.82%
Weighted average expected rate
  of return on plan assets.....    8.50%     8.50%     8.51%    7.51%      7.91%      7.79%
Rate of compensation
  increase.....................  3% - 8%   3% - 8%   3% - 8%      N/A        N/A        N/A

     The discount rate is based on the yield of a hypothetical portfolio of high-quality debt instruments available on the valuation date, measured on a yield to worst basis, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries' long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries' policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. The weighted expected return on plan assets for use in that plan's valuation in 2006 is currently anticipated to be 8.25% for pension benefits and other postretirement medical benefits and 6.25% for other postretirement life benefits.

                                 METLIFE, INC.

     The assumed health care cost trend rates used in measuring the accumulated other postretirement benefit obligation were as follows:

                                                       DECEMBER 31,
                                     -------------------------------------------------
                                               2005                      2004
                                     ------------------------   ----------------------
Pre-Medicare eligible claims.......  9.5% down to 5% in 2014    8% down to 5% in 2010
Medicare eligible claims...........  11.5% down to 5% in 2018   10% down to 5% in 2014

     Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENT   ONE PERCENT
                                                               INCREASE      DECREASE
                                                              -----------   -----------
                                                                    (IN MILLIONS)
Effect on total of service and interest cost components.....     $ 15          $ (12)
Effect of accumulated postretirement benefit obligation.....     $182          $(153)

  PLAN ASSETS

     The weighted average allocation of pension plan and other postretirement benefit plan assets is as follows:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                                 OTHER
                                                                PENSION     POSTRETIREMENT
                                                               BENEFITS        BENEFITS
                                                              -----------   ---------------
                                                              2005   2004    2005     2004
                                                              ----   ----   ------   ------
ASSET CATEGORY
Equity securities...........................................   47%    50%      42%      41%
Fixed maturities............................................   37%    36%      53%      57%
Other (Real Estate and Alternative Investments).............   16%    14%       5%       2%
                                                              ---    ---      ---      ---
  Total.....................................................  100%   100%     100%     100%
                                                              ===    ===      ===      ===

     The weighted average target allocation of pension plan and other postretirement benefit plan assets for 2006 is as follows:

                                                                              OTHER
                                                               PENSION    POSTRETIREMENT
                                                              BENEFITS       BENEFITS
                                                              ---------   --------------
ASSET CATEGORY
Equity securities...........................................  30% - 65%     30% - 45%
Fixed maturities............................................  20% - 70%     45% - 70%
Other (Real Estate and Alternative Investments).............  0% - 25%       0% - 10%

     Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

     The account values of the group annuity and life insurance contracts issued by the Subsidiaries and held as assets of the pension and postretirement benefit plans, were $6,471 million and $6,335 million as of December 31, 2005 and 2004, respectively. The majority of such account values are held in separate accounts established by the Subsidiaries. Total revenue from these contracts recognized in the consolidated statements of income was $28 million, $28 million and $90 million for the years ended December 31, 2005, 2004 and

                                 METLIFE, INC.

2003, respectively, and includes policy charges, net investment income from investments backing the contracts and administrative fees. Total investment income, including realized and unrealized gains and losses, credited to the account balances were $460 million, $519 million and $776 million for the years ended December 31, 2005, 2004 and 2003, respectively. The terms of these contracts are consistent in all material respects with what the Subsidiaries offer to unaffiliated parties which are similarly situated.

  CASH FLOWS

     The Subsidiaries expect to contribute $187 million to its pension plans and $128 million to its other postretirement benefit plans during 2006.

     Gross benefit payments for the next ten years, which reflect expected future service as appropriate, are expected to be as follows:

                                                                             OTHER
                                                              PENSION    POSTRETIREMENT
                                                              BENEFITS      BENEFITS
                                                              --------   --------------
                                                                    (IN MILLIONS)
2006........................................................     $320         $128
2007........................................................     $325         $133
2008........................................................     $337         $138
2009........................................................     $351         $144
2010........................................................     $355         $150
2011-2015...................................................   $1,984         $833

     Gross subsidy payments expected to be received for the next ten years under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 are as follows:

                                                                   OTHER
                                                               POSTRETIREMENT
                                                                  BENEFITS
                                                               --------------
                                                               (IN MILLIONS)
2006........................................................        $11
2007........................................................        $12
2008........................................................        $13
2009........................................................        $13
2010........................................................        $14
2011-2015...................................................        $83

  SAVINGS AND INVESTMENT PLANS

     The Subsidiaries sponsor savings and investment plans for substantially all employees under which a portion of employee contributions are matched. The Subsidiaries contributed $71 million, $64 million and $59 million for the years ended December 31, 2005, 2004 and 2003, respectively.

14.  EQUITY

  PREFERRED STOCK

     On September 29, 1999, the Holding Company adopted a stockholder rights plan (the "rights plan") under which each outstanding share of common stock issued between April 4, 2000 and the distribution date (as defined in the rights plan) will be coupled with a stockholder right. Each right will entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. Each one one-

                                 METLIFE, INC.

hundredth of a share of Series A Junior Participating Preferred Stock will have economic and voting terms equivalent to one share of common stock. Until it is exercised, the right itself will not entitle the holder thereof to any rights as a stockholder, including the right to receive dividends or to vote at stockholder meetings.

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

     The Series A and Series B preferred shares (the "Preferred Shares") rank senior to the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company's board of directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of (i) 1.00% above three-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company's common stock -- or any other securities ranking junior to the Preferred
Shares -- unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

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

                                 METLIFE, INC.

     On November 15, 2005, the Holding Company's board of directors declared dividends of $0.3077569 per share, for a total of $8 million, on the Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on the Series B preferred shares. Both dividends were paid on December 15, 2005 to shareholders of record as of November 30, 2005.

     On August 22, 2005, the Holding Company's board of directors declared dividends of $0.286569 per share, for a total of $7 million, on the Series A preferred shares, and $0.4017361 per share, for a total of $24 million, on the Series B preferred shares. Both dividends were paid on September 15, 2005 to shareholders of record as of August 31, 2005.

     See Note 21 for further information.

  COMMON STOCK

     On October 26, 2004, the Holding Company's board of directors authorized a $1 billion common stock repurchase program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the acquisition of Travelers (see Note 2), the Holding Company has suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

     On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of approximately $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of approximately $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

     See Note 9 regarding stock purchase contracts issued by the Company on June 21, 2005 in connection with the issuance of the common equity units.

     The Company did not acquire any shares of the Holding Company's common stock during the year ended December 31, 2005. The Company acquired 26,373,952 and 2,997,200 shares of the Holding Company's common stock for $1,000 million and $97 million during the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, 25,049,065, 1,675,814
and 59,904,925 shares of common stock were issued from treasury stock for $819 million, $50 million and $1,667 million, respectively, of which 22,436,617 shares for approximately $1 billion were issued in connection with the acquisition of Travelers on July 1, 2005 (see Note 2) and 59,771,221 shares were issued on May 15, 2003 in connection with the settlement of common stock purchase contracts (see Note 10) for $1,006 million in cash. At December 31, 2005, the Holding Company had approximately $716 million remaining on the October 26, 2004 common stock repurchase program.

     On October 25, 2005, the Holding Company's board of directors approved an annual dividend for 2005 of $0.52 per share of common stock, for a total of $394 million, payable on December 15, 2005 to common shareholders of record on November 7, 2005. On September 28, 2004, the Holding Company's board of directors approved an annual dividend for 2004 of $0.46 per share of common stock, for a total of $343 million, payable on December 13, 2004 to shareholders of record on November 5, 2004. On October 21, 2003, the Holding Company's board of directors approved an annual dividend for 2003 of $0.23 per share of common stock, for a total of $175 million, payable on December 15, 2003 to shareholders of record on November 7, 2003.

                                 METLIFE, INC.

  DIVIDEND RESTRICTIONS

     Under New York State Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Insurance (the "Superintendent") and the Superintendent does not disapprove the distribution within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The New York State Department of Insurance has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. During the years ended December 31, 2005, 2004 and 2003, Metropolitan Life paid to the Holding Company $880 million, $797 million and $698 million, respectively, in ordinary dividends, the maximum amount which could be paid to the Holding Company without prior regulatory approval, and an additional $2,320 million, $0 million and $750 million, respectively, in special dividends, as approved by the Superintendent. The maximum amount of the dividend which Metropolitan Life may pay to the Holding Company in 2006 without prior regulatory approval is $863 million.

     Under Connecticut State Insurance Law, TIC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividend, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. TIC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance ("Commissioner") and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of TIC by the Holding Company, under Connecticut State Insurance Law all dividend payments by TIC through June 30, 2007 require prior approval of the Commissioner. TIC has not paid any dividends since its acquisition by the Holding Company.

     Under Rhode Island State Insurance Law, MPC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any twelve-month period does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) net income, not including capital gains, for the immediately preceding calendar year. MPC will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Superintendent of Insurance (the "Rhode Island Superintendent") and the Rhode Island Superintendent does not disapprove the distribution within 30 days of its filing. Under Rhode Island State Insurance Code, the Rhode Island Superintendent has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its shareholders. During the years ended December 31, 2005, 2004 and 2003, MPC paid to the Holding Company $0 million, $0 million and $75 million, respectively, in ordinary dividends, the maximum

                                 METLIFE, INC.

amount which could be paid to the Holding Company without prior regulatory approval and an additional $400 million, $300 million and $0 million, respectively, in special dividends, as approved by the Rhode Island Superintendent. The maximum amount of the dividend which MPC may pay to the Holding Company in 2006 without prior regulatory approval is $178 million for dividends with a scheduled date of payment subsequent to June 1, 2006. Any dividend payment prior to June 1, 2006 will require prior regulatory approval.

     Under Delaware State Insurance Law, Metropolitan Tower Life Insurance Company ("MTL") is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding capital gains). MTL will be permitted to pay a cash dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Superintendent of Insurance (the "Delaware Superintendent") and the Delaware Superintendent does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. During the year ended December 31, 2005, MTL paid to the Holding Company $54 million in ordinary dividends, the maximum amount which could be paid to the Holding Company as of the date of the dividend without prior regulatory approval, and an additional $873 million in special dividends, as approved by the Delaware Superintendent. On October 8, 2004, Metropolitan Insurance and Annuity Company ("MIAC") was merged into MTL. Prior to the merger, MIAC paid the Holding Company $65 million in dividends for which prior insurance regulatory clearance was not required and paid no special dividends for the year ended December 31, 2004. For the year ended December 31, 2003, MIAC paid to the Holding Company $104 million in dividends for which prior insurance regulatory clearance was not required and $94 million in special dividends. MTL, exclusive of MIAC, paid no dividends to the Holding Company during the years ended December 31, 2004 and 2003. The maximum amount of dividends that may be paid to the Holding Company from MTL in 2006, without prior regulatory approval, is $85 million, for dividends with a scheduled date of payment subsequent to May 25, 2006.

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

                                 METLIFE, INC.

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

     All stock options granted have an exercise price equal to the fair market value price of the Holding Company's common stock on the date of grant, and a maximum term of ten years. Certain stock options granted under the Stock Incentive Plan and the 2005 Stock Plan become exercisable over a three year period commencing with the date of grant, while other stock options become exercisable three years after the date of grant. Stock options issued under the Directors Stock Plan are exercisable immediately. Exercise dates for stock options issued under the 2005 Directors Stock Plan will be determined at the time they are granted.

     A summary of the status of stock options issued pursuant to the Incentive Plans is presented below:

                                                     WEIGHTED                       WEIGHTED
                                                     AVERAGE         OPTIONS        AVERAGE
                                      OPTIONS     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                     ----------   --------------   -----------   --------------
Outstanding at January 1, 2003.....  16,259,630       $30.10        1,357,034        $30.01
Granted............................   5,634,439       $26.13               --        $   --
Exercised..........................     (20,054)      $30.02               --        $   --
Cancelled/Expired..................  (1,578,987)      $29.45               --        $   --
                                     ----------
Outstanding at December 31, 2003...  20,295,028       $29.05        4,566,265        $30.15
Granted............................   5,074,206       $35.28               --        $   --
Exercised..........................  (1,464,865)      $29.70               --        $   --
Cancelled/Expired..................    (642,268)      $30.27               --        $   --
                                     ----------
Outstanding at December 31, 2004...  23,262,101       $30.33       12,736,500        $29.57
Granted............................   4,318,325       $38.70               --        $   --
Exercised..........................  (2,464,190)      $29.68               --        $   --
Cancelled/Expired..................    (734,453)      $32.26               --        $   --
                                     ----------
Outstanding at December 31, 2005...  24,381,783       $31.83       15,375,005        $29.85
                                     ==========

     The following table summarizes additional information about stock options outstanding at December 31, 2005:

                                                 WEIGHTED
                                                  AVERAGE
                                   NUMBER        REMAINING    WEIGHTED       NUMBER       WEIGHTED
                               OUTSTANDING AT   CONTRACTUAL   AVERAGE    EXERCISABLE AT   AVERAGE
                                DECEMBER 31,       LIFE       EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES            2005          (YEARS)      PRICE          2005         PRICE
------------------------       --------------   -----------   --------   --------------   --------
$26.00 -- $31.23.............    15,515,008        5.93        $28.94      13,850,856      $29.26
$31.24 -- $37.33.............     4,629,250        8.12        $35.22       1,512,148      $35.19
$37.34 -- $43.43.............     4,140,325        9.23        $38.41          12,001      $38.00
$43.44 -- $49.53.............        87,100        9.63        $48.15              --      $   --
$49.54 -- $50.38.............        10,100        9.87        $50.35              --      $   --
                                 ----------                                ----------
                                 24,381,783                                15,375,005      $29.85
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

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2005       2004       2003
                                                             --------   --------   --------
                                                             (IN MILLIONS, EXCEPT PER SHARE
                                                                         DATA)
Net income.................................................   $4,714     $2,758     $2,217
Preferred stock dividend...................................       63         --         --
Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust(1)...........       --         --         21
                                                              ------     ------     ------
Net income available to common shareholders................   $4,651     $2,758     $2,196
                                                              ======     ======     ======
Add: Stock option-based employee compensation expense
  included in reported net income, net of income taxes.....   $   33     $   26     $   11
Deduct: Total stock option-based employee compensation
  determined under fair value based method for all awards,
  net of income taxes......................................   $  (35)    $  (44)    $  (40)
                                                              ------     ------     ------
Pro forma net income available to common shareholders(2)...   $4,649     $2,740     $2,167
                                                              ======     ======     ======
BASIC EARNINGS PER COMMON SHARE
As reported................................................   $ 6.21     $ 3.67     $ 2.97
                                                              ======     ======     ======
Pro forma(2)...............................................   $ 6.21     $ 3.65     $ 2.93
                                                              ======     ======     ======
DILUTED EARNINGS PER COMMON SHARE
As reported................................................   $ 6.16     $ 3.65     $ 2.94
                                                              ======     ======     ======
Pro forma(2)...............................................   $ 6.15     $ 3.63     $ 2.90
                                                              ======     ======     ======

---------------

(1) See Note 10 for a discussion of this charge included in the calculation of net income available to common shareholders.

(2) The pro forma earnings disclosures are not necessarily representative of the effects on net income and earnings per share in future years.

     Prior to January 1, 2005, the Black-Scholes model was used to determine the fair value of options granted as recognized in the financial statements or as reported in the pro forma disclosure above. The fair value of stock options issued on or after January 1, 2005 was estimated on the date of grant using a binomial lattice model. The Company made this change because lattice models produce more accurate option values due to the ability to incorporate assumptions about employee exercise behavior resulting from changes in the price of the underlying shares. In addition, lattice models allow for changes in critical assumptions over the life of the option in comparison to closed-form models like Black-Scholes, which require single-value assumptions at the time of grant.

     The expected volatility used in the binomial lattice model is based on an analysis of historical prices of the Company's common stock and options on the Company's shares traded on the open market. The Company used a weighted-average of the implied volatility for traded call options with the longest remaining

                                 METLIFE, INC.

maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly share prices. The Company chose a monthly measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on longer-term trends in the price of the Company's shares rather than on daily price movements.

     The risk-free rate is based on observed interest rates for instruments with maturities similar to the expected term of the employee stock options. The Black-Scholes model requires a single spot rate, therefore the weighted-average of these rates for all grants in the year indicated is presented in the table below. The binomial lattice model allows for the use of different rates for different years. The table below presents the range of imputed forward rates for U.S. Treasury Strips that was input over the contractual term of the options.

     Dividend yield is determined based on historical dividend distributions compared to the price of the underlying shares as of the valuation date, adjusted for any expected future changes in the dividend rate. For options valued using the binomial lattice model during the year ended December 31, 2005, the dividend yield as of the measurement date was held constant throughout the life of the option.

     Use of the Black-Scholes model requires an input of the expected life of the options, or the average number of years before options will be exercised or expired. The Company estimated expected life using the historical average years to exercise or cancellation and average remaining years outstanding for vested options. Alternatively, the binomial model used by the Company incorporates the contractual term of the options and then considers expected exercise behavior and a post-vesting termination rate, or the rate at which vested options are exercised or expire prematurely due to termination of employment, to derive an expected life. Exercise behavior in the Company's binomial lattice model is expressed using an exercise multiple, which reflects the ratio of exercise price to the strike price of options granted at which employees are expected to exercise. The exercise multiple is derived from actual historical exercise activity.

     The following weighted-average assumptions, with the exception of risk-free rates used in 2005 which are expressed as a range, were used in the applicable option-pricing model to determine the fair value of stock options issued for the:

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                              2005       2004    2003
                                                          ------------   -----   -----
Dividend yield..........................................          1.20%   0.70%   0.68%
Risk-free rate of return................................  3.33% - 4.70%   3.69%   5.07%
Expected volatility.....................................         23.23%  34.85%  37.39%
Expected life (years)...................................             6       6       6
Exercise multiple.......................................          1.48%    N/A     N/A
Post-vesting termination rate...........................          5.19%    N/A     N/A
Contractual term (years)................................            10     N/A     N/A

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
Weighted average fair value of options granted.............  $10.09   $13.25   $10.41
                                                             ======   ======   ======

     The Company also awards long-term stock-based compensation to certain members of management. Under the LTPCP, awards are payable in their entirety at the end of a three-year performance period. Each participant was assigned a target compensation amount at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Holding Company's stock over the three-year performance period, subject to limited further adjustment approved by the Holding Company's Board of Directors. Final awards may be paid in whole or in part with shares of the Holding

                                 METLIFE, INC.

Company's stock, as approved by the Holding Company's Board of Directors. Beginning in 2005, no further LTPCP target compensation amounts were set. Instead, certain members of management were awarded Performance Shares under the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a factor of 0.0 to
2.0. The factor applied is based on measurements of the Holding Company's performance with respect to (i) change in annual net operating earnings per share; and (ii) proportionate total shareholder return, as defined, with reference to the three-year performance period relative to other companies in the Standard and Poor's Insurance Index with reference to the same three-year period. Performance Share awards will normally vest in their entirety at the end of the three-year performance period (subject to certain contingencies) and will be payable entirely in shares of the Holding Company's stock. On April 15, 2005, the Company granted 1,036,950 Performance Shares for which the total fair value on the date of grant was approximately $40 million. For the years ended December 31, 2005, 2004 and 2003, compensation expense related to the LTPCP and Performance Shares was $70 million, $49 million, and $45 million, respectively.

     For the years ended December 31, 2005, 2004 and 2003, the aggregate stock-based compensation expense related to the Incentive Plans was $120 million, $89 million and $63 million, respectively, including stock-based compensation for non-employees of $235 thousand, $468 thousand and $550 thousand, respectively.

  STATUTORY EQUITY AND INCOME

     Each insurance company's state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners ("NAIC"). The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Holding Company's U.S. insurance subsidiaries exceeded the minimum risk-based capital requirements for all periods presented herein.

     The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York State Department of Insurance has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of the Holding Company's insurance subsidiaries.

     Statutory accounting practices differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.

     Statutory net income of Metropolitan Life, a New York domiciled insurer, was $2,155 million, $2,648 million and $2,169 million for the years ended December 31, 2005, 2004 and 2003, respectively. Statutory capital and surplus, as filed with the New York State Department of Insurance, was $8,639 million and $8,804 million at December 31, 2005 and 2004, respectively.

     Statutory net income of TIC, a Connecticut domiciled insurer, from the date of purchase was $470 million for the six month period ended December 31, 2005. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $4,081 million at December 31, 2005.

                                 METLIFE, INC.

     Statutory net income of MPC, a Rhode Island domiciled insurer, was $289 million, $356 million and $329 million for the years ended December 31, 2005, 2004 and 2003, respectively. Statutory capital and surplus, as filed with the Insurance Department of Rhode Island, was $1,783 million and $1,875 million at December 31, 2005 and 2004, respectively.

     Statutory net income of MTL (including MIAC), which was merged into MTL in 2004, as filed with the Delaware Insurance Department, was $353 and $144 million for the years ended December 31, 2005 and 2004, respectively. Statutory net income of MIAC, as filed with the Delaware Insurance Department, was $341 million for the year ended December 31, 2003. Statutory capital and surplus of MTL, as filed, which includes MIAC, was $690 million and $1,195 million as of December 31, 2005 and 2004, respectively.

  OTHER COMPREHENSIVE INCOME

     The following table sets forth the reclassification adjustments required for the years ended December 31, 2005, 2004 and 2003 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2005     2004     2003
                                                             -------   -----   ------
                                                                  (IN MILLIONS)
Holding gains (losses) on investments arising during the
  year.....................................................  $(3,329)  $ 513   $1,528
Income tax effect of holding (losses) gains................    1,253      74     (575)
Reclassification adjustments:
  Recognized holding (gains) losses included in current
     year income...........................................      156    (218)     351
  Amortization of premiums and accretion of discounts
     associated with investments...........................     (199)    (94)    (168)
  Income tax effect........................................       16     (45)     (68)
Allocation of holding gains (losses) on investments
  relating to other policyholder amounts...................    1,670    (182)    (606)
Income tax effect of allocation of holding gains (losses)
  to other policyholder amounts............................     (629)    (26)     228
Unrealized investment gains of subsidiary at date of
  sale.....................................................       15      --       --
Deferred income taxes on unrealized investment gains of
  subsidiary at date of sale...............................       (5)     --       --
                                                             -------   -----   ------
Net unrealized investment gains (losses)...................   (1,052)     22      690
                                                             -------   -----   ------
Foreign currency translation adjustments arising during the
  year.....................................................      (86)    144      177
Reclassification adjustment for sale of investment in
  foreign operation........................................        5      --       --
                                                             -------   -----   ------
Foreign currency translation adjustment....................      (81)    144      177
Minimum pension liability adjustment.......................       89      (2)     (82)
                                                             -------   -----   ------
Other comprehensive income (losses)........................  $(1,044)  $ 164   $  785
                                                             =======   =====   ======

                                 METLIFE, INC.

15.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Compensation............................................  $ 3,163   $ 2,874   $ 2,707
Commissions.............................................    3,266     2,876     2,473
Interest and debt issue costs...........................      659       408       478
Amortization of DAC and VOBA............................    2,451     1,908     1,820
Capitalization of DAC...................................   (3,604)   (3,101)   (2,792)
Rent, net of sublease income............................      296       264       254
Minority interest.......................................      154       152       110
Other...................................................    2,882     2,432     2,118
                                                          -------   -------   -------
  Total other expenses..................................  $ 9,267   $ 7,813   $ 7,168
                                                          =======   =======   =======

                                 METLIFE, INC.

16.  EARNINGS PER COMMON SHARE

     The following presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

                                                         YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------
                                                  2005             2004             2003
                                             --------------   --------------   --------------
                                              (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock outstanding
  for basic earnings per common share......    749,022,816      750,924,982      738,597,047
Incremental shares from assumed:
  Conversion of forward purchase
     contracts.............................             --               --        8,293,269
  Exercise of stock options................      6,139,695        4,053,813           68,111
  Issuance under LTPCP.....................        173,845               --               --
                                              ------------     ------------     ------------
Weighted average common stock outstanding
  for diluted earnings per common share....    755,336,356      754,978,795      746,958,427
                                              ============     ============     ============
INCOME FROM CONTINUING OPERATIONS..........   $      3,139     $      2,637     $      1,829
CHARGE FOR CONVERSION OF COMPANY-OBLIGATED
  MANDATORILY REDEEMABLE SECURITIES OF A
  SUBSIDIARY TRUST(1)......................             --               --               21
                                              ------------     ------------     ------------
INCOME FROM CONTINUING OPERATIONS PER
  COMMON SHARE.............................   $      3,139     $      2,637     $      1,808
                                              ============     ============     ============
  Basic....................................   $       4.19     $       3.51     $       2.45
                                              ============     ============     ============
  Diluted..................................   $       4.16     $       3.49     $       2.42
                                              ============     ============     ============
INCOME FROM DISCONTINUED OPERATIONS, NET OF
  INCOME TAXES, PER COMMON SHARE...........   $      1,575     $        207     $        414
                                              ============     ============     ============
  Basic....................................   $       2.10     $       0.28     $       0.56
                                              ============     ============     ============
  Diluted..................................   $       2.09     $       0.27     $       0.55
                                              ============     ============     ============
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING, NET OF INCOME TAXES, PER
  COMMON SHARE.............................   $         --     $        (86)    $        (26)
                                              ============     ============     ============
  Basic....................................             --     $      (0.11)    $      (0.04)
                                              ============     ============     ============
  Diluted..................................   $         --     $      (0.11)    $      (0.03)
                                              ============     ============     ============
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
  PER COMMON SHARE.........................   $      4,651     $      2,758     $      2,196
                                              ============     ============     ============
  Basic....................................   $       6.21     $       3.67     $       2.97
                                              ============     ============     ============
  Diluted..................................   $       6.16     $       3.65     $       2.94
                                              ============     ============     ============

---------------

(1) See Note 10 for a discussion of this charge included in the calculation of net income available to common shareholders.

                                 METLIFE, INC.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly results of operations for 2005 and 2004 are summarized in the table below:

                                                                      THREE MONTHS ENDED
                                                      ---------------------------------------------------
                                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                      ---------   --------   -------------   ------------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
2005
Total revenues......................................   $10,257    $10,961       $12,012        $11,546
Total expenses......................................   $ 9,107    $ 9,500       $11,027        $10,743
Income from continuing operations...................   $   800    $ 1,008       $   739        $   592
Income from discontinued operations, net of income
  taxes.............................................   $   187    $ 1,237       $    34        $   117
Income before cumulative effect of a change in
  accounting, net of income taxes...................   $   987    $ 2,245       $   773        $   709
Net income available to common shareholders.........   $   987    $ 2,245       $   773        $   709
Basic earnings per share:
  Income from continuing operations, per common
    share...........................................   $  1.09    $  1.37       $  0.97        $  0.78
  Income from discontinued operations, net of income
    taxes, per common share.........................   $  0.25    $  1.68       $  0.04        $  0.15
  Income before cumulative effect of a change in
    accounting, net of income taxes, per common
    share...........................................   $  1.34    $  3.05       $  1.02        $  0.93
  Net income available to common shareholders, per
    common share....................................   $  1.34    $  3.05       $  0.98        $  0.89
Diluted earnings per share:
  Income from continuing operations, per common
    share...........................................   $  1.08    $  1.36       $  0.96        $  0.77
  Income from discontinued operations, net of income
    taxes, per common share.........................   $  0.25    $  1.66       $  0.04        $  0.15
  Income before cumulative effect of a change in
    accounting, net of income taxes, per common
    share...........................................   $  1.33    $  3.02       $  1.01        $  0.92
  Net income available to common shareholders, per
    common share....................................   $  1.33    $  3.02       $  0.97        $  0.88
2004
Total revenues......................................   $ 9,415    $ 9,467       $ 9,972        $ 9,950
Total expenses......................................   $ 8,487    $ 8,402       $ 9,003        $ 9,246
Income from continuing operations...................   $   638    $   828       $   679        $   492
Income from discontinued operations, net of income
  taxes.............................................   $    46    $   126       $    16        $    19
Income before cumulative effect of a change in
  accounting, net of income taxes...................   $   684    $   954       $   695        $   511
Net income available to common shareholders.........   $   598    $   954       $   695        $   511
Basic earnings per share:
  Income from continuing operations, per common
    share...........................................   $  0.84    $  1.10       $  0.91        $  0.66
  Income from discontinued operations, net of income
    taxes, per common share.........................   $  0.06    $  0.17       $  0.02        $  0.03
  Income before cumulative effect of a change in
    accounting, net of income taxes, per common
    share...........................................   $  0.90    $  1.26       $  0.93        $  0.69
  Net income available to common shareholders, per
    common share....................................   $  0.79    $  1.26       $  0.93        $  0.69

                                 METLIFE, INC.

                                                                      THREE MONTHS ENDED
                                                      ---------------------------------------------------
                                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                      ---------   --------   -------------   ------------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Diluted earnings per share:
  Income from continuing operations, per common
    share...........................................   $  0.84    $  1.09       $  0.90        $  0.66
  Income from discontinued operations, net of income
    taxes, per common share.........................   $  0.06    $  0.17       $  0.02        $  0.03
  Income before cumulative effect of a change in
    accounting, net of income taxes, per common
    share...........................................   $  0.90    $  1.26       $  0.92        $  0.68
  Net income available to common shareholders, per
    common share....................................   $  0.79    $  1.26       $  0.92        $  0.68

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

     As a part of the Travelers acquisition, management realigned certain products and services within several of the Company's segments to better conform to the way it manages and assesses its business. Accordingly, all prior period segment results have been adjusted to reflect such product reclassifications. Also in connection with the Travelers acquisition, management has utilized its economic capital model to evaluate the deployment of capital based upon the unique and specific nature of the risks inherent in the Company's existing and newly acquired businesses and has adjusted such allocations based upon this model.

     Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in Metlife's businesses. As a part of the economic capital process a portion of net investment income is credited to the segments based on the level of allocated equity.

     Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance, non-medical health insurance, such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. Through the Company's majority-owned subsidiary, RGA, Reinsurance provides reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets.

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 19 for disclosures regarding discontinued operations, including real estate.

                                 METLIFE, INC.

     Set forth in the tables below is certain financial information with respect to the Company's segments, as well as Corporate & Other, for the years ended December 31, 2005, 2004 and 2003. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding net investment gains (losses), net of income taxes, adjustments related to net investment gains (losses), net of income taxes, the impact from the cumulative effect of changes in accounting, net of income taxes and discontinued operations, other than discontinued real estate, net of income taxes, less preferred stock dividends. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains (losses). The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

FOR THE YEAR ENDED                                       AUTO &                                 CORPORATE &
DECEMBER 31, 2005           INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
------------------          -------------   ----------   ------   -------------   -----------   -----------   --------
                                                                  (IN MILLIONS)
Premiums..................    $ 11,387       $  4,502    $2,911      $ 2,186        $ 3,869       $     5     $ 24,860
Universal life and
  investment-type product
  policy fees.............         772          2,476        --          579             --             1        3,828
Net investment income.....       5,962          6,535       181          844            606           782       14,910
Other revenues............         653            477        33           20             58            30        1,271
Net investment gains
  (losses)................         (10)           (50)      (12)           5             22           (48)         (93)
Policyholder benefits and
  claims..................      12,776          5,420     1,994        2,128          3,206           (18)      25,506
Interest credited to
  policyholder account
  balances................       1,652          1,775        --          278            220            --        3,925
Policyholder dividends....           1          1,670         3            5             --            --        1,679
Other expenses............       2,229          3,272       828        1,000            991           947        9,267
Income (loss) from
  continuing operations
  before provision
  (benefit) for income
  taxes...................       2,106          1,803       288          223            138          (159)       4,399
Income from discontinued
  operations, net of
  income taxes............         162            295        --            5             --         1,113        1,575
Cumulative effect of a
  change in accounting,
  net of income taxes.....          --             --        --           --             --            --           --
Net income................       1,562          1,503       224          192             92         1,141        4,714
Total assets..............     176,401        228,325     5,397       18,624         16,049        36,849      481,645
DAC and VOBA..............       1,259         13,540       186        1,841          2,815            --       19,641
Goodwill..................         959          2,903       157          288             96           394        4,797
Separate account assets...      45,239         81,070        --        1,546             14            --      127,869
Policyholder
  liabilities.............     105,998        120,031     3,490       13,260         11,751         7,841      262,371
Separate account
  liabilities.............      45,239         81,070        --        1,546             14            --      127,869

                                 METLIFE, INC.

FOR THE YEAR ENDED                                       AUTO &                                 CORPORATE &
DECEMBER 31, 2004           INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
------------------          -------------   ----------   ------   -------------   -----------   -----------   --------
                                                                  (IN MILLIONS)
Premiums..................    $ 10,037       $  4,204    $2,948      $ 1,690        $ 3,348       $   (27)    $ 22,200
Universal life and
  investment-type product
  policy fees.............         711          1,805        --          349             --             2        2,867
Net investment income.....       4,582          6,031       171          585            538           457       12,364
Other revenues............         654            422        35           23             56             8        1,198
Net investment gains
  (losses)................         163             91        (9)          23             59          (152)         175
Policyholder benefits and
  claims..................      11,173          5,107     2,079        1,611          2,694            (2)      22,662
Interest credited to
  policyholder account
  balances................       1,016          1,618        --          151            212            --        2,997
Policyholder dividends....          --          1,657         2            6              1            --        1,666
Other expenses............       1,972          2,879       795          614            957           596        7,813
Income (loss) from
  continuing operations
  before provision
  (benefit) for income
  taxes...................       1,986          1,292       269          288            137          (306)       3,666
Income from discontinued
  operations, net of
  income taxes............          19             21        --           (9)            --           176          207
Cumulative effect of a
  change in accounting,
  net of income taxes.....         (60)            --        --          (30)            --             4          (86)
Net income................       1,267            885       208          163             91           144        2,758
Total assets..............     133,441        170,554     6,410       13,838         15,214        17,351      356,808
DAC and VOBA..............         997          9,297       185        1,278          2,567             3       14,327
Goodwill..................          64            200       157           92             96            24          633
Separate account assets...      40,462         45,384        --          923             14           (14)      86,769
Policyholder
  liabilities.............      72,967        100,332     3,180        8,001         10,464         1,848      196,792
Separate account
  liabilities.............      40,462         45,384        --          923             14           (14)      86,769

                                 METLIFE, INC.

FOR THE YEAR ENDED                                          AUTO &                                    CORPORATE &
DECEMBER 31, 2003             INSTITUTIONAL   INDIVIDUAL     HOME      INTERNATIONAL   REINSURANCE       OTHER         TOTAL
------------------            -------------   ----------   ---------   -------------   -----------   --------------   -------
                                                                       (IN MILLIONS)
Premiums....................     $ 9,063        $4,363      $2,908        $1,631         $2,648          $ (38)       $20,575
Universal life and
  investment-type product
  policy fees...............         660         1,564          --           271             --             --          2,495
Net investment income.......       4,146         6,069         158           500            431            168         11,472
Other revenues..............         618           380          33            80             47             41          1,199
Net investment gains
  (losses)..................        (289)         (311)        (15)            8             62             (6)          (551)
Policyholder benefits
  and claims................      10,023         5,048       2,139         1,456          2,109             36         20,811
Interest credited to
  policyholder..............                                                                                                .
  account balances..........         974         1,734          --           143            184             --          3,035
Policyholder dividends......          (1)        1,721           2             9             --             --          1,731
Other expenses..............       1,854         2,783         756           652            764            359          7,168
Income (loss) from
  continuing operations
  before provision (benefit)
  for income taxes..........       1,348           779         187           230            131           (230)         2,445
Income from discontinued
  operations, net of income
  taxes.....................          49            51          --            (5)            --            319            414
Cumulative effect of a
  change in accounting, net
  of income taxes...........         (26)           --          --            --             --             --            (26)
Net income..................         886           570         157           208             86            310          2,217

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

     Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $39,571 million, $34,894 million and $31,759 million for the years ended December 31, 2005, 2004 and 2003, respectively, which represented 88%, 90% and 90%, respectively, of consolidated revenues.

19.  DISCONTINUED OPERATIONS

  REAL ESTATE

     The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

                                 METLIFE, INC.

     The following table presents the components of income from discontinued real estate operations:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2005      2004     2003
                                                              -------   ------   ------
                                                                    (IN MILLIONS)
Investment income...........................................  $  140    $ 409    $ 491
Investment expense..........................................     (82)    (240)    (279)
Net investment gains........................................   2,125      146      420
                                                              ------    -----    -----
  Total revenues............................................   2,183      315      632
Interest expense............................................      --       13        4
Provision for income taxes..................................     776      105      230
                                                              ------    -----    -----
  Income from discontinued operations, net of income
     taxes..................................................  $1,407    $ 197    $ 398
                                                              ======    =====    =====

     There was no carrying value of real estate related to discontinued operations at December 31, 2005. The carrying value of real estate related to discontinued operations was $1,157 million at December 31, 2004.

     The following table shows the discontinued real estate operations by segment:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                2005      2004     2003
                                                              --------   ------   ------
                                                                    (IN MILLIONS)
Net investment income
  Institutional.............................................   $   11     $ 21     $ 31
  Individual................................................       17       26       39
  Corporate & Other.........................................       30      122      142
                                                               ------     ----     ----
     Total net investment income............................   $   58     $169     $212
                                                               ======     ====     ====
Net investment gains (losses)
  Institutional.............................................   $  242     $  9     $ 45
  Individual................................................      443        3       43
  Corporate & Other.........................................    1,440      134      332
                                                               ------     ----     ----
     Total net investment gains (losses)....................   $2,125     $146     $420
                                                               ======     ====     ====
Interest Expense
  Individual................................................   $   --     $ --     $  1
  Corporate & Other.........................................       --       13        3
                                                               ------     ----     ----
     Total interest expense.................................   $   --     $ 13     $  4
                                                               ======     ====     ====

     In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. The gains are included in income from discontinued operations in the accompanying consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

     In 2004, the Company sold one of its real estate investments, Sears Tower, resulting in a realized gain of $85 million, net of income taxes.

                                 METLIFE, INC.

  OPERATIONS

     On September 29, 2005, the Company completed the sale of MetLife Indonesia to a third party resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income from discontinued operations of $5 million, net of income taxes, for the year ended December 31, 2005. The Company reclassified the assets, liabilities and operations of MetLife Indonesia into discontinued operations for all periods presented.

     The following tables present the amounts related to the operations and financial position of MetLife Indonesia that has been combined with the discontinued real estate operations in the consolidated income statements:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Revenues from discontinued operations.......................  $ 5    $ 5    $ 4
Expenses from discontinued operations.......................   10     14      9
                                                              ---    ---    ---
Income from discontinued operations before provision for
  income taxes..............................................   (5)    (9)    (5)
Provision for income taxes..................................   --     --     --
                                                              ---    ---    ---
  Loss from discontinued operations, net of income taxes....   (5)    (9)    (5)
Net investment gain, net of income taxes....................   10     --     --
                                                              ---    ---    ---
  Income (loss) from discontinued operations, net of income
     taxes..................................................  $ 5    $(9)   $(5)
                                                              ===    ===    ===

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
                                                                    ===

     On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the sale agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific

                                 METLIFE, INC.

period in 2005. In the fourth quarter of 2005, upon finalization of the computation, the Company received a payment of $12 million, net of income taxes, due to the retention of these specific customer accounts. The Company reclassified the assets, liabilities and operations of SSRM into discontinued operations for all periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the year ended December 31, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

     The operations of SSRM include affiliated revenues of $5 million, $59 million and $54 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions continue after the sale of SSRM. The following tables present the amounts related to operations and financial position of SSRM that have been combined with the discontinued real estate operations in the consolidated income statements:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Revenues from discontinued operations.......................  $ 19   $328   $231
Expenses from discontinued operations.......................    38    296    197
                                                              ----   ----   ----
Income from discontinued operations before provision for
  income taxes..............................................   (19)    32     34
Provision for income taxes..................................    (5)    13     13
                                                              ----   ----   ----
  Income (loss) from discontinued operations, net of income
     taxes..................................................   (14)    19     21
Net investment gains, net of income taxes...................   177     --     --
                                                              ----   ----   ----
  Income from discontinued operations, net of income
     taxes..................................................  $163   $ 19   $ 21
                                                              ====   ====   ====

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

                                 METLIFE, INC.

20.  FAIR VALUE INFORMATION

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

     Amounts related to the Company's financial instruments were as follows:

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2005                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                                  (IN MILLIONS)
Assets:
  Fixed maturities.....................................             $230,050    $230,050
  Trading securities...................................             $    825    $    825
  Equity securities....................................             $  3,338    $  3,338
  Mortgage and consumer loans..........................             $ 37,190    $ 37,820
  Policy loans.........................................             $  9,981    $  9,981
  Short-term investments...............................             $  3,306    $  3,306
  Cash and cash equivalents............................             $  4,018    $  4,018
  Mortgage loan commitments............................   $2,974    $     --    $     (4)
  Commitments to fund partnership investments..........   $2,684    $     --    $     --
Liabilities:
  Policyholder account balances........................             $109,694    $107,083
  Short-term debt......................................             $  1,414    $  1,414
  Long-term debt.......................................             $  9,888    $ 10,296
  Junior subordinated debt securities underlying common
     equity units......................................             $  2,134    $  2,098
  Shares subject to mandatory redemption...............             $    278    $    362
  Payables for collateral under securities loaned and
     other transactions................................             $ 34,515    $ 34,515

                                 METLIFE, INC.

                                                         NOTIONAL   CARRYING   ESTIMATED
DECEMBER 31, 2004                                         AMOUNT     VALUE     FAIR VALUE
-----------------                                        --------   --------   ----------
                                                                  (IN MILLIONS)
Assets:
  Fixed maturities.....................................             $176,377    $176,377
  Equity securities....................................             $  2,188    $  2,188
  Mortgage and consumer loans..........................             $ 32,406    $ 33,902
  Policy loans.........................................             $  8,899    $  8,899
  Short-term investments...............................             $  2,662    $  2,662
  Cash and cash equivalents............................             $  4,048    $  4,048
  Mortgage loan commitments............................   $1,189    $     --    $      4
  Commitments to fund partnership investments..........   $1,324    $     --    $     --
Liabilities:
  Policyholder account balances........................             $ 70,739    $ 69,790
  Short-term debt......................................             $  1,445    $  1,445
  Long-term debt.......................................             $  7,412    $  7,835
  Shares subject to mandatory redemption...............             $    278    $    361
  Payables for collateral under securities loaned and
     other transactions................................             $ 28,678    $ 28,678

     The methods and assumptions used to estimate the fair values of financial instruments are summarized as follows:

  FIXED MATURITIES, TRADING SECURITIES AND EQUITY SECURITIES

     The fair value of fixed maturities, trading securities and equity securities are based upon quotations published by applicable stock exchanges or received from other reliable sources. For securities for which the market values were not readily available, fair values were estimated using quoted market prices of comparable investments.

  MORTGAGE AND CONSUMER LOANS, MORTGAGE LOAN COMMITMENTS AND COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     Fair values for mortgage and consumer loans are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments, the estimated fair value is the net premium or discount of the commitments. Commitments to fund partnership investments have no stated interest rate and are assumed to have a fair value of zero.

  POLICY LOANS

     The carrying values for policy loans approximate fair value.

  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The carrying values for cash and cash equivalents and short-term investments approximated fair values due to the short-term maturities of these instruments.

                                 METLIFE, INC.

  POLICYHOLDER ACCOUNT BALANCES

     The fair value of policyholder account balances which have final contractual maturities are estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued. The fair value of policyholder account balances without final contractual maturities are assumed to equal their current net surrender.

  SHORT-TERM AND LONG-TERM DEBT, PAYABLES FOR COLLATERAL UNDER SECURITIES LOANED AND OTHER TRANSACTIONS AND SHARES SUBJECT TO MANDATORY REDEMPTION

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

21.  SUBSEQUENT EVENTS

     On February 21, 2006, the Holding Company's board of directors declared dividends of $0.3432031 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Holding Company anticipates will be made on or about March 5, 2006, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 15, 2006 to shareholders of record as of February 28, 2006.

                                 METLIFE, INC.

                                   SCHEDULE I

                     CONSOLIDATED SUMMARY OF INVESTMENTS --
                      OTHER THAN INVESTMENTS IN AFFILIATES
                               DECEMBER 31, 2005
                                 (IN MILLIONS)

                                                            COST OR                   AMOUNT AT
                                                           AMORTIZED   ESTIMATED    WHICH SHOWN ON
TYPE OF INVESTMENTS                                         COST(1)    FAIR VALUE   BALANCE SHEET
-------------------                                        ---------   ----------   --------------
Fixed Maturities:
  Bonds:
     U.S. treasury/agency securities.....................  $ 25,643     $ 26,958       $ 26,958
     State and political subdivision securities..........     4,601        4,750          4,750
     Foreign government securities.......................    10,080       11,446         11,446
     Public utilities....................................    13,043       13,408         13,408
     Convertibles and bonds with warrants attached.......         1            1              1
     All other corporate bonds...........................    92,873       95,890         95,890
  Residential and commercial mortgage-backed and other
     asset-backed securities.............................    76,580       76,517         76,517
  Other..................................................       912          888            888
  Redeemable preferred stock.............................       193          192            192
                                                           --------     --------       --------
     Total fixed maturities..............................   223,926      230,050        230,050
Trading securities.......................................       830          825            825
Equity Securities:
  Common stocks:
     Public utilities....................................        33           39             39
     Banks, trust and insurance companies................       289          492            492
     Industrial, miscellaneous and all other.............     1,682        1,693          1,693
  Non-redeemable preferred stocks........................     1,080        1,114          1,114
                                                           --------     --------       --------
     Total equity securities.............................     3,084        3,338          3,338
Mortgage and consumer loans..............................    37,190                      37,190
Policy loans.............................................     9,981                       9,981
Real estate and real estate joint ventures...............     4,661                       4,661
Real estate acquired in satisfaction of debt.............         4                           4
Other limited partnership interests......................     4,276                       4,276
Short-term investments...................................     3,306                       3,306
Other invested assets....................................     8,078                       8,078
                                                           --------                    --------
       Total investments.................................  $295,336                    $301,709
                                                           ========                    ========

---------------

(1) The Company's trading securities portfolio is mainly comprised of fixed maturities. Cost for fixed maturities and mortgage and consumer loans represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for valuation allowances and depreciation; cost for real estate joint ventures and other limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

                                 METLIFE, INC.

                                  SCHEDULE II

                        CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
CONDENSED BALANCE SHEETS
ASSETS
Investments
  Fixed maturities, available-for-sale, at fair value
     (amortized cost: $771 and $1,971, respectively)........  $   761   $ 1,975
  Short-term investments....................................       38       215
  Other invested assets.....................................       11        --
                                                              -------   -------
     Total investments......................................      810     2,190
Cash and cash equivalents...................................      178       623
Accrued investment income...................................       34        17
Investment in subsidiaries..................................   34,276    26,066
Investment in subsidiaries held-for-sale....................       --       142
Goodwill....................................................    3,128        --
Loans to affiliates.........................................    1,700       500
Receivables from affiliates.................................       16        23
Other assets................................................      631        36
                                                              -------   -------
     Total assets...........................................  $40,773   $29,597
                                                              =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term debt...........................................  $   961   $    --
  Long-term debt -- unaffiliated............................    7,316     5,717
  Long-term debt -- affiliated..............................      286        --
  Junior subordinated debt securities underlying common
     equity units...........................................    2,134        --
  Payables for collateral under securities loaned and other
     transactions...........................................      246       723
  Other liabilities.........................................      729       333
                                                              -------   -------
     Total liabilities......................................   11,672     6,773
                                                              -------   -------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000
  shares authorized; 84,000,000 shares issued and
  outstanding at December 31, 2005; none issued and
  outstanding at December 31, 2004; $2,100 aggregate
  liquidation preference....................................        1        --
Common stock, par value $0.01 per share; 3,000,000,000
  shares authorized; 786,766,664 shares issued at December
  31, 2005 and 2004; 757,537,064 shares and 732,487,999
  shares outstanding at December 31, 2005 and 2004,
  respectively..............................................        8         8
Additional paid-in capital..................................   17,274    15,037
Retained earnings...........................................   10,865     6,608
Treasury stock, at cost; 29,229,600 shares and 54,278,665
  shares at December 31, 2005 and 2004, respectively........     (959)   (1,785)
Accumulated other comprehensive income......................    1,912     2,956
                                                              -------   -------
     Total stockholders' equity.............................   29,101    22,824
                                                              -------   -------
     Total liabilities and stockholders' equity.............  $40,773   $29,597
                                                              =======   =======

           See accompanying notes to condensed financial information.

                                 METLIFE, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION -- (CONTINUED)
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
CONDENSED STATEMENTS OF INCOME
Equity in earnings of subsidiaries..........................  $4,956   $2,898   $2,324
Interest income.............................................     134       88       70
Investment gains (losses)...................................     (40)     (23)      (4)
Interest expense............................................    (425)    (245)    (193)
Other expenses..............................................     (44)     (31)     (45)
                                                              ------   ------   ------
  Income before income tax expense (benefit)................   4,581    2,687    2,152
Income tax expense (benefit)................................    (133)     (71)     (65)
                                                              ------   ------   ------
  Net income................................................   4,714    2,758    2,217
Preferred stock dividends...................................      63       --       --
Charge for conversion of company-obligated mandatorily
  redeemable securities of a subsidiary trust...............      --       --       21
                                                              ------   ------   ------
Net income available to common shareholders.................  $4,651   $2,758   $2,196
                                                              ======   ======   ======

           See accompanying notes to condensed financial information.

                                 METLIFE, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION -- (CONTINUED)
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2005      2004      2003
                                                              --------   -------   -------
CONDENSED STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  4,714   $ 2,758   $ 2,217
  Earnings of subsidiaries..................................    (4,956)   (2,898)   (2,324)
  Dividends from subsidiaries...............................     4,822     1,251     1,728
  Other, net................................................       311        63        51
                                                              --------   -------   -------
Net cash provided by operating activities...................     4,891     1,174     1,672
                                                              --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of fixed maturities.................................     2,178     1,628     1,333
  Purchases of fixed maturities.............................    (1,038)   (2,038)   (1,631)
  Net change in short-term investments......................       177      (207)       88
  Purchase of businesses....................................   (10,776)      (50)   (2,112)
  Capital contribution to subsidiaries......................      (532)     (761)     (239)
  Loans to affiliates.......................................    (1,200)       10       (10)
  Other, net................................................       (85)       27      (168)
                                                              --------   -------   -------
Net cash used in investing activities.......................   (11,276)   (1,391)   (2,739)
                                                              --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in payables for collateral under securities
    loaned and other transactions...........................      (477)      161        84
  Net change in short-term debt.............................       961      (106)     (143)
  Long-term debt issued.....................................     2,733     1,760       697
  Long-term debt repaid.....................................    (1,006)       --        --
  Preferred stock issued....................................     2,100        --        --
  Dividends on preferred stock..............................       (63)       --        --
  Dividends on common stock.................................      (394)     (343)     (175)
  Junior subordinated debt securities underlying common
    equity units............................................     2,134        --        --
  Treasury stock acquired...................................        --    (1,000)      (97)
  Settlement of common stock purchase contracts.............        --        --     1,006
  Stock options exercised...................................        80        51        --
  Debt and equity issuance costs............................      (128)       --        --
                                                              --------   -------   -------
Net cash provided by financing activities...................     5,940       523     1,372
                                                              --------   -------   -------
Change in cash and cash equivalents.........................      (445)      306       305
Cash and cash equivalents, beginning of year................       623       317        12
                                                              --------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $    178   $   623   $   317
                                                              ========   =======   =======
Supplemental disclosures of cash flow information:
  Net cash paid (received) during the year for:
    Interest................................................  $    393   $   250   $   155
                                                              ========   =======   =======
    Income taxes............................................  $   (264)  $  (118)  $   (90)
                                                              ========   =======   =======
Non-cash transactions during the year:
    Business acquisitions:
      Assets acquired.......................................  $ 11,966   $    --   $    --
      Less: liabilities assumed.............................       180        --        --
                                                              --------   -------   -------
      Net assets acquired...................................    11,786        --        --
      Less: cash paid.......................................    10,776        --        --
                                                              --------   -------   -------
      Business acquisition, common stock issued.............  $  1,010   $    --   $    --
                                                              ========   =======   =======
    Issuance of exchange bond to an affiliate...............  $    286   $    --   $    --
                                                              ========   =======   =======
    Accrual for stock purchase contracts related to common
     equity units...........................................  $     97   $    --   $    --
                                                              ========   =======   =======
    MetLife Capital Trust I transactions....................  $     --   $    --   $ 1,037
                                                              ========   =======   =======

           See accompanying notes to condensed financial information.

                                 METLIFE, INC.

                                  SCHEDULE II

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

1.  SUMMARY OF ACCOUNTING POLICIES

  BUSINESS

     "MetLife" or the "Company" refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the "Holding Company"), and its subsidiaries, including Metropolitan Life Insurance Company ("Metropolitan Life"). MetLife, Inc. is a leading provider of insurance and other financial services to millions of individual and institutional customers throughout the United States. Through its subsidiaries and affiliates, MetLife, Inc. offers life insurance, annuities, automobile and homeowners insurance and retail banking services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions. Outside the United States, the MetLife companies have direct insurance operations in Asia Pacific, Latin America and Europe.

     On July 1, 2005, Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup's international insurance businesses (collectively, "Travelers"), for $12.0 billion. The results of Travelers' operations were included in the Company's consolidated financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry. Consideration paid by the Holding Company for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs.

  BASIS OF PRESENTATION

     The condensed financial information of the Holding Company ("Parent Company Only") should be read in conjunction with the Consolidated Financial Statements of MetLife, Inc. and subsidiaries and the notes thereto (the "Consolidated Financial Statements"). These condensed nonconsolidated financial statements reflect the results of operations, financial condition and cash flows for the parent company only. Investments in subsidiaries are accounted for using the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Certain prior period amounts have been reclassified to conform to the current year's presentation.

     The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America except as stated above which also requires management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from these estimates.

     For information on the following, refer to the indicated Notes to the Consolidated Financial Statements of MetLife, Inc.:

     - Summary of Accounting Policies (Note 1)

     - Common Equity Units (Note 9)

     - Contingencies, Commitments and Guarantees (Note 12)

     - Equity (Note 14)

     - Earnings per Common Share (Note 16)

                                 METLIFE, INC.

                                  SCHEDULE II

            NOTES TO CONDENSED FINANCIAL INFORMATION -- (CONTINUED)
                             (PARENT COMPANY ONLY)

2.  GOODWILL

     As described above in Note 1 and in Note 2 to the Consolidated Financial Statements, the Holding Company acquired Travelers on July 1, 2005. Goodwill is the excess of cost over the fair value of net assets acquired. In connection with the Travelers acquisition, the Company allocated purchase price based upon the valuation of the tangible and intangible assets acquired as well as the related anticipated expense synergies, operational changes and future sales resulting from the business combination which were identified in determining the overall purchase price to be paid to Citigroup. Accordingly, a portion of the purchase price is presently retained at the Holding Company as the benefits derived from the acquisition are expected to occur within legal entities already owned by the Holding Company as a result of the integration of the newly acquired Travelers' business and the existing MetLife operations. Changes in goodwill are as follows:

                                                                    YEAR ENDED
                                                                DECEMBER 31, 2005
                                                               --------------------
                                                                  (IN MILLIONS)
Balance, beginning of year..................................          $   --
Acquisitions................................................           3,128
Dispositions and other......................................              --
                                                                      ------
Balance, end of year........................................          $3,128
                                                                      ======

3.  VALUE OF DISTRIBUTION AGREEMENTS

     As described above in Note 1 and in Note 2 to the Consolidated Financial Statements, distribution agreements were executed with Citigroup as part of the Travelers' acquisition and are included in other assets. Changes in value of distribution agreements ("VODA") are as follows:

                                                                    YEAR ENDED
                                                                DECEMBER 31, 2005
                                                               --------------------
                                                                  (IN MILLIONS)
Balance at January 1........................................           $ --
Acquisitions................................................            577
Amortization................................................             --
Dispositions and other......................................             --
                                                                       ----
Balance at December 31......................................           $577
                                                                       ====

     The estimated future amortization expense allocated to other expenses for the next five years, for VODA, which has a weighted average useful life of 16 years, is $3 million in 2006, $8 million in 2007, $14 million in 2008, $18 million in 2009 and $24 million in 2010.

                                 METLIFE, INC.

                                  SCHEDULE II

            NOTES TO CONDENSED FINANCIAL INFORMATION -- (CONTINUED)
                             (PARENT COMPANY ONLY)

4.  LOANS TO AFFILIATES

     The Holding Company lends, as necessary, to its affiliates, some of which are regulated, to meet their capital requirements. Such loans are included in loans to affiliates on the condensed balance sheets and consisted of the following at December 31, 2005 and 2004:

                                                                             DECEMBER 31,
                                           INTEREST                          -------------
AFFILIATE                                    RATE        MATURITY DATE        2005    2004
---------                                  --------   --------------------   ------   ----
                                                                             (IN MILLIONS)
Metropolitan Life........................    7.13%    December 15, 2032      $  400   $400
Metropolitan Life........................    7.13%    January 15, 2033          100    100
Metropolitan Life........................    5.00%    December 31, 2007         800     --
MetLife Investors USA Insurance
  Company................................    7.35%    April 1, 2035             400     --
                                                                             ------   ----
Total....................................                                    $1,700   $500
                                                                             ======   ====

5.  DEBT

     LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
                                                               (IN MILLIONS)
Senior notes:
  5.25% due 2006............................................  $  500   $  499
  6.13% due 2011............................................     750      749
  5.38% due 2012............................................     398      398
  5.00% due 2013............................................     496      496
  5.50% due 2014............................................     352      352
  5.00% due 2015............................................     997       --
  5.25% due 2020............................................     681       --
  5.38% due 2024............................................     593      662
  6.50% due 2032............................................     596      596
  5.88% due 2033............................................     200      200
  6.38% due 2034............................................     755      755
  5.70% due 2035............................................     998       --
  3.91% due 2005............................................      --    1,010
                                                              ------   ------
Total long-term debt -- unaffiliated........................   7,316    5,717
Total long-term debt -- affiliated..........................     286       --
                                                              ------   ------
  Total.....................................................  $7,602   $5,717
                                                              ======   ======

     In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2 of the Consolidated Financial Statements, the Holding Company issued the following debt:

          On June 23, 2005, the Holding Company issued in the United States public market $1,000 million aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997 million), and $1,000 million aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($998 million). In connection with the offering, the Holding Company incurred

                                 METLIFE, INC.

                                  SCHEDULE II

            NOTES TO CONDENSED FINANCIAL INFORMATION -- (CONTINUED)
                             (PARENT COMPANY ONLY)

     approximately $12 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the respective term of the related senior notes.

          On June 29, 2005, the Holding Company issued 400 million pounds sterling ($729 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721 million at issuance). These notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended. In connection with the offering, the Holding Company incurred approximately $4 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the term of the related senior notes. The value of these senior notes was $681 million at December 31, 2005.

     On December 30, 2005, the Holding Company issued $286 million of affiliated long-term debt with an interest rate of 5.24% maturing in 2015.

     The Holding Company repaid a $1,006 million, 3.911% senior note which matured on May 15, 2005.

     SHORT-TERM DEBT

     At December 31, 2005, the Holding Company's $961 million short-term debt consisted of commercial paper. The debt was outstanding for an average of 80 days with a weighted average interest rate of 4.2%. The Holding Company had no short-term debt outstanding at December 31, 2004.

     OTHER

     Interest expense was comprised of the following:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Short-term debt.............................................  $  2   $ --   $  1
Long-term debt -- unaffiliated..............................   366    245    182
Long-term debt -- affiliated................................    --     --     10
Junior subordinated debt securities underlying common equity
  units.....................................................    55     --     --
Stock purchase contracts....................................     2     --     --
                                                              ----   ----   ----
     Total interest expense.................................  $425   $245   $193
                                                              ====   ====   ====

     CREDIT FACILITIES AND LETTERS OF CREDIT

     The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in 2009 and $1.5 billion expiring in 2010) and $2.5 billion ($1.0 billion expiring in 2005 and $1.5 billion expiring in 2009) at December 31, 2005 and 2004, respectively, which it shares with Metropolitan Life (a wholly-owned subsidiary of the Company) and MetLife Funding, Inc. (a wholly-owned subsidiary of Metropolitan Life). In April 2005, a $1.0 billion credit facility which expired in 2005 was replaced with a $1.5 billion credit facility expiring in 2010. At December 31, 2005 and 2004, the Holding Company had no borrowings against these credit facilities. When drawn upon, these facilities would bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the Holding Company's and MetLife Funding's commercial paper programs.

                                 METLIFE, INC.

                                  SCHEDULE II

            NOTES TO CONDENSED FINANCIAL INFORMATION -- (CONTINUED)
                             (PARENT COMPANY ONLY)

     At December 31, 2005, $374 million of the unsecured credit facilities were used in support of letters of credit issued on behalf of the Holding Company. At December 31, 2005 and 2004, the Holding Company had $190 million and $369 million, respectively, in outstanding letters of credit from various banks, all of which automatically renew for one year periods.

     On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") entered into by The Travelers Life and Annuity Reinsurance Company ("TLARC") and various institutional lenders on April 25, 2005 became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement and replaced Citigroup Insurance Holding Company as guarantor upon closing of the Travelers acquisition. The L/C Agreement expires five years after the closing of the acquisition. Also during 2005, Exeter Reassurance Company Ltd. ("Exeter"), a wholly owned subsidiary of the Holding Company entered into three ten-year letter of credit and reimbursement agreements totaling $800 million with an institutional lender, and the Holding Company and Exeter entered into a $500 million ten-year letter of credit and reimbursement agreement with another institutional lender. The Holding Company is a guarantor of the above L/C agreements with the exception of the $500 million ten year letter of credit and reimbursement agreement to which it is a party.

6.  RELATED PARTY TRANSACTIONS

  DIVIDENDS

     The primary source of the Holding Company's liquidity is dividends it receives from its insurance subsidiaries. The Holding Company's insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year.

     The maximum amount of dividends which could be paid to the Holding Company by Metropolitan Life, The Travelers Insurance Company ("TIC"), a wholly-owned subsidiary of the Holding Company, Metropolitan Property and Casualty Insurance Company ("MPC"), a wholly-owned subsidiary of the Holding Company and Metropolitan Tower Life Insurance Company ("MTL"), a wholly-owned subsidiary of the Holding Company in 2005, without prior regulatory approval, was $880 million, $0 million, $187 million and $119 million, respectively. During the year ended December 31, 2005, Metropolitan Life paid $880 million in ordinary dividends for which prior insurance regulatory approval was not required and $2,320 million in special dividends as approved by the New York Superintendent of Insurance. TIC has not paid any dividends since its acquisition by the Holding Company and may not make dividend payments for a two-year period following the date of acquisition without regulatory approval. MPC paid $400 million in special dividends, as approved by the Rhode Island Superintendent of Insurance, during the year ended December 31, 2005. MTL paid $54 million in ordinary dividends for which prior insurance regulatory approval was not required and $873 million in special dividends as approved by the Delaware Superintendent of Insurance during the year ended December 31, 2005. MetLife Mexico, S.A., a wholly-owned subsidiary of the Holding Company, paid dividends to the Holding Company of $276 million during the year ended December 31, 2005. In addition, various subsidiaries paid $19 million in total to the Holding Company for the year ended December 31, 2005. The maximum amount of dividends which Metropolitan Life, TIC, MPC and MTL may pay to the Holding Company in 2006 without prior regulatory approval is $863 million, $0 million, $178 million, and $85 million, respectively. If paid before a specified date in 2006, some or all of an otherwise ordinary dividend may be deemed special by the relevant regulatory authority and require approval.

                                 METLIFE, INC.

                                  SCHEDULE II

            NOTES TO CONDENSED FINANCIAL INFORMATION -- (CONTINUED)
                             (PARENT COMPANY ONLY)

  SUPPORT AGREEMENTS

     The Holding Company has net worth maintenance agreements with three of its insurance subsidiaries, MetLife Investors Insurance Company, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under these agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At December 31, 2005, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

     In connection with the acquisition of Travelers, support agreements regarding certain subsidiaries of the Holding Company were provided to various insurance regulators. The Holding Company committed to the Delaware Department of Insurance, in the event that at December 31, 2005 the total adjusted capital of MTL is below 250% of the company action level RBC, the Holding Company would make a capital contribution to MTL in an amount that would make up for such shortfall. Pursuant to this commitment, during 2005, the Holding Company made a capital contribution of $50 million to MTL. The Holding Company also committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of TLARC at the greater of $250,000 or 10% of net loss reserves (loss reserves less deferred acquisition costs).

  OTHER

     See Note 4 for description of loans to affiliates.

     See Note 5 for description of the Holding Company's debt with affiliates and transactions with TLARC.

7.  SUBSEQUENT EVENTS

     On February 21, 2006, the Holding Company's board of directors declared dividends of $0.3432031 per share, for a total of $9 million, on the Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on the Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Holding Company anticipates will be made on or about March 5, 2006, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 15, 2006 to shareholders of record as of February 28, 2006.

                                 METLIFE, INC.

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN MILLIONS)

                                    FUTURE POLICY
                                   BENEFITS, OTHER                                                  PREMIUM
                         DAC     POLICYHOLDER FUNDS    POLICYHOLDER   POLICYHOLDER                  REVENUE
                         AND      AND POLICYHOLDER       ACCOUNT       DIVIDENDS      UNEARNED     AND POLICY
SEGMENT                 VOBA     DIVIDEND OBLIGATION     BALANCES       PAYABLE      REVENUE (1)    CHARGES
-------                -------   -------------------   ------------   ------------   -----------   ----------
2005
Institutional........  $1,259         $ 51,818           $ 54,180         $ --         $   27       $12,159
Individual...........  13,540           60,103             59,011          917          1,050         6,978
Auto & Home..........     186            3,490                 --           --             --         2,911
International........   1,841            7,981              5,279           --            294         2,765
Reinsurance..........   2,815            6,247              5,504           --             --         3,869
Corporate & Other....      --            3,503              4,338           --             --             6
                       -------        --------           --------         ----         ------       -------
                       $19,641        $133,142           $128,312         $917         $1,371       $28,688
                       =======        ========           ========         ====         ======       =======
2004
Institutional........  $  997         $ 38,905           $ 34,059         $  3         $   16       $10,748
Individual...........   9,297           57,417             42,022          893            944         6,009
Auto & Home..........     185            3,180                 --           --             --         2,948
International........   1,278            5,419              2,580            2            176         2,039
Reinsurance..........   2,567            5,563              4,901           --             --         3,348
Corporate & Other....       3             (836)             2,684           --             --           (25)
                       -------        --------           --------         ----         ------       -------
                       $14,327        $109,648           $ 86,246         $898         $1,136       $25,067
                       =======        ========           ========         ====         ======       =======
2003
Institutional........  $  804         $ 35,275           $ 31,135         $  4         $    7       $ 9,723
Individual...........   8,799           56,128             38,589          857            876         5,927
Auto & Home..........     180            2,943                 --           --             --         2,908
International........   1,040            4,727              2,432            3            105         1,902
Reinsurance..........   2,098            4,961              4,021           --             --         2,648
Corporate & Other....      16           (1,151)               966           --             --           (38)
                       -------        --------           --------         ----         ------       -------
                       $12,937        $102,883           $ 77,143         $864         $  988       $23,070
                       =======        ========           ========         ====         ======       =======

---------------

(1) Amounts are included within the Future Policy Benefits, Other Policyholder Funds and Policyholder Dividend Obligation column.

                                 METLIFE, INC.

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN MILLIONS)

                                                              AMORTIZATION OF
                                                              DEFERRED POLICY
                                           POLICYHOLDER      ACQUISITION COSTS      OTHER
                           INVESTMENT      BENEFITS AND      CHARGED TO OTHER     OPERATING    PREMIUMS WRITTEN
SEGMENT                    INCOME, NET   INTEREST CREDITED       EXPENSES        EXPENSES(1)   (EXCLUDING LIFE)
-------                    -----------   -----------------   -----------------   -----------   ----------------
2005
Institutional............    $ 5,962          $14,428             $  174           $2,056           $   --
Individual...............      6,535            7,195                941            4,001               --
Auto & Home..............        181            1,994                455              376            2,921
International............        844            2,406                223              782              101
Reinsurance..............        606            3,426                650              341               --
Corporate & Other........        782              (18)                 8              939               --
                             -------          -------             ------           ------           ------
                             $14,910          $29,431             $2,451           $8,495           $3,022
                             =======          =======             ======           ======           ======
2004
Institutional............    $ 4,582          $12,189             $  137           $1,836           $   --
Individual...............      6,031            6,725                764            3,772               --
Auto & Home..............        171            2,079                449              348            2,954
International............        585            1,762                140              480               43
Reinsurance..............        538            2,906                413              545               --
Corporate & Other........        457               (2)                 5              590               --
                             -------          -------             ------           ------           ------
                             $12,364          $25,659             $1,908           $7,571           $2,997
                             =======          =======             ======           ======           ======
2003
Institutional............    $ 4,146          $10,997             $   81           $1,772           $   --
Individual...............      6,069            6,782                674            3,831               --
Auto & Home..............        158            2,139                436              322            2,952
International............        500            1,599                227              433              198
Reinsurance..............        431            2,293                400              364               --
Corporate & Other........        168               36                  2              357               --
                             -------          -------             ------           ------           ------
                             $11,472          $23,846             $1,820           $7,079           $3,150
                             =======          =======             ======           ======           ======

(1) Includes other expenses and policyholder dividends, excluding amortization of deferred policy acquisition costs charged to other expenses.

                                 METLIFE, INC.

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN MILLIONS)

                                                                                         % AMOUNT
                                                                                         ASSUMED
                                     GROSS AMOUNT    CEDED      ASSUMED     NET AMOUNT    TO NET
                                     ------------   --------   ----------   ----------   --------
2005
Life insurance in force............   $3,250,759    $650,913   $1,874,668   $4,474,514     41.9%
                                      ==========    ========   ==========   ==========
Insurance premium life insurance...   $   14,443    $  2,159   $    5,115   $   17,399     29.4%
Accident and health................        4,748         397          138        4,489      3.1%
Property and casualty insurance....        3,041         132           63        2,972      2.1%
                                      ----------    --------   ----------   ----------
  Total insurance premium..........   $   22,232    $  2,688   $    5,316   $   24,860     21.4%
                                      ==========    ========   ==========   ==========

                                                                                         % AMOUNT
                                                                                         ASSUMED
                                     GROSS AMOUNT    CEDED      ASSUMED     NET AMOUNT    TO NET
                                     ------------   --------   ----------   ----------   --------
2004
Life insurance in force............   $2,781,806    $621,391   $1,565,092   $3,725,507     42.0%
                                      ==========    ========   ==========   ==========
Insurance premium life insurance...   $   13,071    $  2,017   $    4,328   $   15,382     28.1%
Accident and health................        4,040         300          119        3,859      3.1%
Property and casualty insurance....        3,015          97           41        2,959      1.4%
                                      ----------    --------   ----------   ----------
  Total insurance premium..........   $   20,126    $  2,414   $    4,488   $   22,200     20.2%
                                      ==========    ========   ==========   ==========

                                                                                         % AMOUNT
                                                                                         ASSUMED
                                     GROSS AMOUNT    CEDED      ASSUMED     NET AMOUNT    TO NET
                                     ------------   --------   ----------   ----------   --------
2003
Life insurance in force............   $2,520,700    $678,913   $1,354,410   $3,196,197     42.4%
                                      ==========    ========   ==========   ==========
Insurance premium life insurance...   $   12,407    $  2,042   $    3,570   $   13,935     25.6%
Accident and health................        3,757         276           88        3,569      2.5%
Property and casualty insurance....        3,136         109           44        3,071      1.4%
                                      ----------    --------   ----------   ----------
  Total insurance premium..........   $   19,300    $  2,427   $    3,702   $   20,575     18.0%
                                      ==========    ========   ==========   ==========

     For the years ended December 31, 2005, 2004 and 2003, reinsurance ceded and assumed include affiliated transactions of $670 million, $570 million, and $559 million, respectively.

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

     On July 1, 2005, the Holding Company completed the acquisition of Travelers. The Company is in the process of completing its post-merger integration plan. As part of its plan, the Company has extended its 2005 Sarbanes-Oxley Act Section 404 compliance program to include Travelers, which is intended to integrate Travelers' internal control over financial reporting with that of the Company. Such integration has resulted in changes that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting during the three months ended December 31, 2005. Except as set forth above, there were no changes to the Holding Company's internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

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

     Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2005 pertaining to financial reporting in accordance with the criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2005.

     Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2005. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-1.

  ATTESTATION REPORT OF THE COMPANY'S REGISTERED PUBLIC ACCOUNTING FIRM

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management's assessment of internal control over financial reporting which is set forth below.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MetLife, Inc.

     We have audited management's assessment, included in management's annual report on internal control over financial reporting, as included in Item 9A. Controls and Procedures, that MetLife, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended December 31, 2005, of the Company, and our report dated February 28, 2006, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedules.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York
February 28, 2006

ITEM 9B.  OTHER INFORMATION

     On February 28, 2006, Metropolitan Life amended the MetLife Plan for Transition Assistance for Officers (the "Plan"), effective with regard to discontinuances on and after March 2, 2006 (except for any participant whose separation agreement became final prior to January 1, 2006). The amendment provides for lump sum payment of severance pay (except for certain employees notified by June 30, 2006 and discontinued by December 31, 2006), provides for all payments of severance pay to be completed by March 15 of the calendar year following discontinuance, revises the definition of "job elimination" to exclude those employees returning from certain long-term leaves of absences, provides for certain limitations periods regarding claims brought under the Plan, and makes certain other technical changes to the Plan. The foregoing description of the amendment to the Plan is not complete and is qualified in its entirety by reference to such amendment, which is filed hereto as Exhibit 10.56, and is incorporated herein by reference.

     The Company has previously announced Mr. Benmosche's decision to retire. In connection with his retirement, the Company entered into an agreement with Mr. Benmosche on February 28, 2006 to assure that, for a reasonable period following his retirement, he may not engage in activities on behalf of certain competitors, solicit employees or interfere with the Company's business relationships. The agreement will be effective on July 1, 2006, unless previously revoked by Mr. Benmosche pursuant to its terms. Under this agreement, Mr. Benmosche has agreed not to provide services to, or otherwise become associated with, in any active fashion, whether as an officer, director, employee, consultant, agent, partner or otherwise, a number of the Company's principal competitors or their affiliates or subsidiaries (the "Restricted Competitors") for an 18-month period following his retirement. Mr. Benmosche has also agreed that, during the same restricted period, he will not solicit for employment or otherwise induce any of the Company's officers or other employees to leave MetLife's employ, or hire any such person or any person who had been in MetLife's employ during the preceding 6-month period. Additionally, under the agreement, during the restricted period, Mr. Benmosche agrees not to solicit any of the Company's customers, suppliers, vendors or other business relations on behalf of any Restricted Competitor, or to otherwise encourage any such person to cease doing business with MetLife, or to otherwise limit the extent of its business relationships with the Company.

     In consideration of, and subject to Mr. Benmosche's compliance with these commitments, and the other terms of the agreement, commencing January 1, 2010, the Company will pay Mr. Benmosche, or his designated beneficiary, a monthly benefit for a period of 20 years. These future payments have an approximate present value of $6,000,000. As part of the agreement, Mr. Benmosche also has reaffirmed the commitments previously made under the Company's Agreement to Protect Corporate Property and, subject to standard exceptions (such as for judicial process), made commitments not to use or disclose, directly or indirectly, any privileged, confidential or proprietary business information to MetLife's clients or business partners. The agreement also contains provisions recognizing the Company's right to enforce these covenants, including through the issuance of injunctive relief, and a standard general release of all claims against MetLife in connection with his employment. The foregoing description of Mr. Benmosche's agreement is not complete and is qualified in its entirety by reference to such agreement, which is filed hereto as Exhibit 10.65, and is incorporated herein by reference.

     On February 28, 2006, the Holding Company's Compensation Committee and Board of Directors approved base salary rate increases for the Holding Company's senior executive officers. With the exception of Mr. Henrikson, whose increase becomes effective on March 1, 2006 when he assumes the duties of President and Chief Executive Officer of the Holding Company, the increases will become effective on May 1, 2006. The increases are described in further detail below:

                                                       AMOUNT OF INCREASE IN    NEW ANNUAL BASE
EXECUTIVE                         TITLE               ANNUAL BASE SALARY RATE     SALARY RATE
---------                         -----               -----------------------   ---------------
C. Robert Henrikson    President and Chief                   $300,000             $1,000,000
                       Operating Officer
Steven A. Kandarian    Executive Vice President and            25,000                425,000
                       Chief Investment Officer
Leland C. Launer,                                              50,000                500,000
  Jr.                  President, Institutional
                       Business
James L. Lipscomb      Executive Vice President and            50,000                450,000
                       General Counsel
Catherine A. Rein      Senior Executive Vice                   50,000                600,000
                       President and Chief
                       Administrative Officer
William J. Toppeta     President, International                50,000                600,000
Lisa M. Weber          President, Individual                   50,000                600,000
                       Business
William J. Wheeler     Executive Vice President and            50,000                450,000
                       Chief Financial Officer

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled "Proposal
One -- Election of Directors," "Corporate Governance -- Information about the Board of Directors," "Corporate Governance -- Board Committees" and "Stock Ownership of Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in MetLife, Inc.'s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006, to be filed by MetLife, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2005 (the "2006 Proxy Statement").

     The information called for by this Item pertaining to Executive Officers appears in "Part I -- Item 1. Business -- Executive Officers of the Registrant."

     The Company has adopted the MetLife Financial Management Code of Professional Conduct, a "code of ethics" as defined under the rules of the SEC, that applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all professionals in finance and finance-related departments. The Financial Management Code is available on the Company's website at http://www.metlife.com/corporategovernance. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, the Financial Management Code that apply to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Corporate Controller on the Company's website at the address given above.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to the sections entitled "Executive Compensation," "Corporate
Governance -- Board Committees" and "Corporate Governance -- Director Compensation" in the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item pertaining to ownership of the Holding Company's common stock is incorporated herein by reference to the sections entitled "Stock Ownership of Directors and Executive Officers" and "Ownership of MetLife Stock" in the 2006 Proxy Statement.

     The following table provides information, as of December 31, 2005, regarding the securities authorized for issuance under the Holding Company's equity compensation plans:

     EQUITY COMPENSATION PLAN INFORMATION

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                                                                       FUTURE ISSUANCE UNDER
                                   NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                   BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                                   OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     SECURITIES REFLECTED
PLAN CATEGORY                        WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          IN COLUMN(A))
-------------                      -----------------------   ----------------------   -----------------------
                                             (A)                      (B)                       (C)
                                   -----------------------   ----------------------   -----------------------
Equity compensation plans
  approved by security
  holders(1).....................        24,381,783                  $31.83                 72,961,015(2)
Equity compensation plans not
  approved by security holders...              None                      --                       None
  Total..........................        24,381,783                  $31.83                 72,961,015

---------------

(1) Includes the MetLife, Inc. 2000 Stock Incentive Plan (the "2000 Stock Plan") and the MetLife, Inc. 2000 Directors Stock Plan (the "2000 Directors Stock Plan") each of which was approved by

Metropolitan Life Insurance Company, the sole shareholder of the Holding Company at the time of approval. The policyholders of Metropolitan Life Insurance Company entitled to vote on its plan of reorganization (the "plan of reorganization") approved that plan of reorganization, which included both the 2000 Stock Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares available for issuance under each plan.

(2) The aggregate number of shares of common stock of the Holding Company ("Shares") reserved for issuance under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the "2005 Stock Plan"), is 68,000,000. In addition, as of December 31, 2005, 12,207,163 additional Shares that were available but had not been utilized under the 2000 Stock Plan, including Shares recovered due to forfeiture or expiration of awards, were available for issuance under the 2005 Stock Plan.

     Under the 2005 Stock Plan, awards granted may be in the form of stock options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Stock options, Performance Shares, Restricted Stock Units and Stock-Based Awards have been awarded under the 2005 Stock Plan.

     Under the award agreements that apply to the Performance Share awards, Shares are payable to eligible award recipients following the conclusion of the performance period. The number of shares payable is determined by multiplying the number of performance shares by a performance factor (from 0% to 200%) based on the performance of the Holding Company with respect to
     (i) change in annual net operating earnings per share; and (ii) proportionate total shareholder return, as defined, as a percentile the performance of other companies in the Standard & Poor's Insurance Index, with regard to the performance period. Outstanding Performance Shares are reflected as reducing the number of Shares remaining for issuance at the maximum payout.

     Under the award agreements that apply to the Restricted Stock Unit awards, Shares equal to the number of Restricted Stock Units awarded are payable to eligible award recipients on the third anniversary of the date the Restricted Stock Units were granted. Outstanding Restricted Stock Units are reflected as reducing the number of Shares remaining for issuance.

     Under the Long-Term Performance Compensation Plan ("LTPCP"), individual incentive opportunities were set for each participant at the beginning of each performance period. Final award payouts reflect between 90% and 110% of the product of each individual's incentive opportunity multiplied by the total shareholder return on the Holding Company's common stock during the performance period. Awards are paid in whole or in part in Shares, as determined by the Board, at the end of each performance period. Outstanding opportunities under the LTPCP are reflected as reducing the number of Shares remaining for issuance at the target payout of 100% to reflect the pattern of past Board determinations of final payouts, further multiplied by 75% to reflect current Board practices regarding the proportion of award payouts made in Shares. Payouts in Shares since April 15, 2005 on awards for outstanding opportunities under the LTPCP have been Stock-Based Awards under the 2005 Stock Plan.

     Furthermore, each Share issued under the 2005 Stock Plan in connection with awards other than stock options or Stock Appreciation Rights (including Shares payable on account of Performance Shares, Restricted Stock Units, and Stock-Based Awards) reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.179 Shares. Accordingly, outstanding Restricted Stock Units, outstanding Performance Shares, and outstanding opportunities under the LTPCP are reflected as reducing the number of Shares remaining for issuance by a factor of 1.179. Each Share issued under the 2005 Stock Plan in connection with a stock option or Stock Appreciation Right reduces the number of Shares remaining for issuance under that plan by 1.0. Accordingly, outstanding stock options are reflected as reducing the number of Shares remaining for issuance by a factor of 1.0.

     Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the "2005 Directors Stock Plan"), awards granted may be in the form of non-qualified stock options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the

     2005 Directors Stock Plan). Share awards have been made under the 2005 Directors Stock Plan. The number of Shares reserved for issuance under the 2005 Directors Stock Plan is 2,000,000.

     Under both the 2005 Stock Plan and the 2005 Directors Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of the Holding Company) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of the Holding Company, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Holding Company, or any similar corporate event or transaction, the appropriate committee of the Board of Directors of the Holding Company (each, a "Committee"), in its sole discretion, in order to prevent dilution or enlargement of participants' rights under the applicable plan, shall substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and the number and kind of Shares subject to outstanding awards. Any Shares related to awards under either plan which (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares, (ii) are settled in cash either in lieu of Shares or otherwise, or
     (iii) are exchanged with the appropriate Committee's permission for awards not involving Shares, are available again for grant under the applicable plan. If the option price of any option granted under either plan or the tax withholding requirements with respect to any award granted under either plan are satisfied by tendering Shares to the Holding Company (by either actual delivery or by attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan. The maximum number of Shares available for issuance under either plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional Shares or credited as additional Restricted Stock, Restricted Stock Units, or Stock-Based Awards.

     Share awards were made under a separate Share award authorization under the 2000 Directors Stock Plan. Those awards have not reduced the number of Shares currently remaining for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated herein by reference to the section entitled "Corporate Governance -- Information about the Board of Directors -- Certain Relationships and Related Transactions" in the 2006 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item is incorporated herein by reference to the section entitled "Proposal Two -- Ratification of Appointment of the Independent Auditor" in the 2006 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

          1. Financial Statements

          The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 144.

          2. Financial Statement Schedules

          The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 144.

          3. Exhibits

          The exhibits are listed in the Exhibit Index which begins on page E-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2006

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

                    SIGNATURE                                     TITLE                       DATE
                    ---------                                     -----                       ----

              /s/ CURTIS H. BARNETTE                             Director               February 28, 2006
 ------------------------------------------------
                Curtis H. Barnette


             /s/ BURTON A. DOLE, JR.                             Director               February 28, 2006
 ------------------------------------------------
               Burton A. Dole, Jr.


               /s/ CHERYL W. GRISE                               Director               February 28, 2006
 ------------------------------------------------
                 Cheryl W. Grise


              /s/ JAMES R. HOUGHTON                              Director               February 28, 2006
 ------------------------------------------------
                James R. Houghton


                /s/ HARRY P. KAMEN                               Director               February 28, 2006
 ------------------------------------------------
                  Harry P. Kamen


               /s/ HELENE L. KAPLAN                              Director               February 28, 2006
 ------------------------------------------------
                 Helene L. Kaplan


                /s/ JOHN M. KEANE                                Director               February 28, 2006
 ------------------------------------------------
                  John M. Keane


                /s/ JAMES M. KILTS                               Director               February 28, 2006
 ------------------------------------------------
                  James M. Kilts


             /s/ CHARLES M. LEIGHTON                             Director               February 28, 2006
 ------------------------------------------------
               Charles M. Leighton

                    SIGNATURE                                     TITLE                       DATE
                    ---------                                     -----                       ----


              /s/ SYLVIA M. MATHEWS                              Director               February 28, 2006
 ------------------------------------------------
                Sylvia M. Mathews


                /s/ HUGH B. PRICE                                Director               February 28, 2006
 ------------------------------------------------
                  Hugh B. Price


             /s/ KENTON J. SICCHITANO                            Director               February 28, 2006
 ------------------------------------------------
               Kenton J. Sicchitano


            /s/ WILLIAM C. STEERE, JR.                           Director               February 28, 2006
 ------------------------------------------------
              William C. Steere, Jr.


             /s/ ROBERT H. BENMOSCHE                 Chairman of the Board and Chief    February 28, 2006
 ------------------------------------------------           Executive Officer
               Robert H. Benmosche                    (Principal Executive Officer)


             /s/ C. ROBERT HENRIKSON                  Director, President and Chief     February 28, 2006
 ------------------------------------------------           Operating Officer
               C. Robert Henrikson


              /s/ WILLIAM J. WHEELER                   Executive Vice-President and     February 28, 2006
 ------------------------------------------------        Chief Financial Officer
                William J. Wheeler                    (Principal Financial Officer)


           /s/ JOSEPH J. PROCHASKA, JR.                 Executive Vice-President,       February 28, 2006
 ------------------------------------------------      Finance Operations and Chief
             Joseph J. Prochaska, Jr.                       Accounting Officer
                                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
   2.1         Plan of Reorganization (Incorporated by reference to Exhibit
               2.1 to MetLife, Inc.'s Registration Statement on Form S-1
               (No. 333-91517) (the "S-1 Registration Statement")).........
   2.2         Amendment to Plan of Reorganization dated as of March 9,
               2000 (Incorporated by reference to Exhibit 2.2 to the S-1
               Registration Statement).....................................
   2.3         Acquisition Agreement between MetLife, Inc. and Citigroup
               Inc., dated as of January 31, 2005 (Incorporated by
               reference to Exhibit 2.1 to MetLife, Inc.'s Current Report on Form 8-K dated February 4, 2005).........................
   3.1         Amended and Restated Certificate of Incorporation of
               MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to
               MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
               year ended December 31, 2000 (the "2000 Annual Report"))....
   3.2         Certificate of Designations of Floating Rate Non-Cumulative
               Preferred Stock, Series A, of MetLife, Inc., filed with the
               Secretary of State of Delaware on June 10, 2005
               (Incorporated by reference to Exhibit 99.5 to MetLife,
               Inc.'s Registration Statement on Form 8-A filed on June 10,
               2005).......................................................
   3.3         Certificate of Designations of 6.50% Non-Cumulative
               Preferred Stock, Series B, of MetLife, Inc., filed with the
               Secretary of State of Delaware on June 14, 2005
               (Incorporated by reference to Exhibit 99.5 to MetLife,
               Inc.'s Registration Statement on Form 8-A filed on June 15,
               2005).......................................................
   3.4         MetLife, Inc. Amended and Restated By-Laws effective July
               27, 2004 (Incorporated by reference to Exhibit 3.2 to
               MetLife, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2004 (the "Second Quarter 2004
               10-Q")).....................................................
   4.1(a)      Indenture dated as of November 9, 2001 between MetLife, Inc.
               and Bank One Trust Company, N.A. (predecessor to J.P. Morgan
               Trust Company, National Association) relating to Senior Debt
               Securities (Incorporated by reference to Exhibit 4.1 to
               MetLife, Inc.'s Current Report on Form 8-K dated November
               28, 2001 (the "2001 Form 8-K")).............................
   4.1(b)      Form of Indenture for Senior Debt Securities between
               MetLife, Inc. and one or more banking institutions to be
               qualified as Trustee pursuant to Section 305(b)(2) of the
               Trust Indenture Act of 1939 (Incorporated by reference to
               Exhibit 4.1(a), except for the name of the trustee).........
   4.2         First Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
               (predecessor to J.P. Morgan Trust Company, National
               Association) relating to the 5.25% Senior Notes due December
               1, 2006 (Incorporated by reference to Exhibit 4.2 to the
               2001 Form 8-K)..............................................
   4.3         Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A.
               (predecessor to J.P. Morgan Trust Company, National
               Association) relating to the 6.125% Senior Notes due
               December 1, 2011 (Incorporated by reference to Exhibit 4.3 to the 2001 Form 8-K).......................................
   4.4         Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A.
               (predecessor to J.P. Morgan Trust Company, National
               Association) relating to the 5.375% Senior Notes due
               December 15, 2012 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated December
               17, 2002 (the "2002 Form 8-K")).............................
   4.5         Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A.
               (predecessor to J.P. Morgan Trust Company, National
               Association) relating to the 6.50% Senior Notes due December
               15, 2032 (Incorporated by reference to Exhibit 4.2 to the
               2002 Form 8-K)..............................................

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
   4.6         Fifth Supplemental Indenture dated as of November 21, 2003 between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.) relating to the 5.875% Senior Notes due
               November 21, 2033 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated November
               21, 2003 (the "Retail Form 8-K")............................
   4.7         Sixth Supplemental Indenture dated as of November 24, 2003 between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.) relating to the 5.00% Senior Notes due
               November 24, 2013 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K dated November
               24, 2003 (the "Institutional Form 8-K"))....................
   4.8         Seventh Supplemental Indenture dated as of June 3, 2004
               between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.), as trustee, relating to the 5.50% Senior
               Notes due June 15, 2014 (Incorporated by reference to
               Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K
               dated June 3, 2004 (the "June 2004 Form 8-K"))..............
   4.9         Eighth Supplemental Indenture dated as of June 3, 2004
               between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.), as trustee, relating to the 6.375% Senior
               Notes due June 15, 2034 (Incorporated by reference to
               Exhibit 4.3 to the June 2004 Form 8-K)......................
   4.10        Ninth Supplemental Indenture dated as of July 23, 2004
               between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.), as trustee, relating to the 5.50% Senior
               Notes due June 15, 2014 (Incorporated by reference to
               Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K
               dated July 23, 2004 (the "July 2004 Form 8-K")).............
   4.11        Tenth Supplemental Indenture dated as of July 23, 2004
               between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.), as trustee, relating to the 6.375% Senior
               Notes due June 15, 2034 (Incorporated by reference to
               Exhibit 4.3 to the July 2004 Form 8-K)......................
   4.12        Eleventh Supplemental Indenture dated as of December 9, 2004 between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.), as trustee, relating to the 5.375% Senior
               Notes due December 9, 2024 (Incorporated by reference to
               Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K
               dated December 9, 2004 (the "December 2004 Form 8-K"))......
   4.13        Twelfth Supplemental Indenture dated as of June 23, 2005
               between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.), as trustee, relating to the 5.00% Senior
               Notes due June 15, 2015 (Incorporated by reference to
               Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K
               dated June 23, 2005 (the "June 23, 2005 Form 8-K")).........
   4.14        Thirteenth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.), as trustee, relating to the 5.70% Senior
               Notes due June 15, 2035 (Incorporated by reference to
               Exhibit 4.3 to the June 23, 2005 Form 8-K)..................
   4.15        Fourteenth Supplemental Indenture dated as of June 29, 2005 between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association (as successor to Bank One Trust
               Company, N.A.), as trustee, relating to the 5.25% Senior
               Notes due June 29, 2020 (Incorporated by reference to
               Exhibit 4.1 to MetLife, Inc.'s Current Report on Form 8-K
               dated June 29, 2005 (the "June 29, 2005 Form 8-K")).........
   4.16        Form of 5.25% Senior Note due December 1, 2006 (Included in
               Exhibit 4.2 incorporated by reference to Exhibit 4.2 to the
               2001 Form 8-K)..............................................
   4.17        Form of 6.125% Senior Note due December 1, 2011 (Included in
               Exhibit 4.3 incorporated by reference to Exhibit 4.3 to the
               2001 Form 8-K)..............................................

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
   4.18        Form of 5.375% Senior Note due December 15, 2012 (Included
               in Exhibit 4.4 incorporated by reference to Exhibit 4.1 to the 2002 Form 8-K)..........................................
   4.19        Form of 6.50% Senior Note due December 15, 2032 (Included in
               Exhibit 4.5 incorporated by reference to Exhibit 4.2 to the
               2002 Form 8-K)..............................................
   4.20        Form of 5.875% Senior Note due November 21, 2033 (Included
               in Exhibit 4.6 incorporated by reference to Exhibit 4.1 to the Retail Form 8-K)........................................
   4.21        Form of 5.00% Senior Note due November 24, 2013 (Included in
               Exhibit 4.7 incorporated by reference to Exhibit 4.1 to the
               Institutional Form 8-K).....................................
   4.22        Form of 5.50% Senior Note due June 15, 2014 (Included in
               Exhibit 4.8 incorporated by reference to Exhibit 4.1 to the
               June 2004 Form 8-K).........................................
   4.23        Form of 6.375% Senior Note due June 15, 2034 (Included in
               Exhibit 4.9 incorporated by reference to Exhibit 4.3 to the
               June 2004 Form 8-K).........................................
   4.24        Form of 5.50% Senior Note due June 15, 2014 (Included in
               Exhibit 4.10 incorporated by reference to Exhibit 4.1 to the
               July 2004 Form 8-K).........................................
   4.25        Form of 6.375% Senior Note due June 15, 2034 (Included in
               Exhibit 4.11 incorporated by reference to Exhibit 4.3 to the
               July 2004 Form 8-K).........................................
   4.26        Form of 5.375% Senior Note due December 9, 2024 (Included in
               Exhibit 4.12 incorporated by reference to Exhibit 4.1 to the
               December 2004 Form 8-K).....................................
   4.27        Form of 5.00% Senior Note due June 15, 2015 (Included in
               Exhibit 4.13 incorporated by reference to Exhibit 4.1 to the
               June 23, 2005 Form 8-K).....................................
   4.28        Form of 5.70% Senior Note due June 15, 2035 (Included in
               Exhibit 4.14 incorporated by reference to Exhibit 4.3 to the
               June 23, 2005 Form 8-K).....................................
   4.29        Form of 5.25% Senior Note due June 29, 2020 (Included in
               Exhibit 4.15 incorporated by reference to Exhibit 4.1 to the
               June 29, 2005 Form 8-K).....................................
   4.30(a)     Indenture dated as of June 21, 2005 between MetLife, Inc.
               and J.P. Morgan Trust Company, National Association relating to Subordinated Debt Securities (the "Subordinated
               Indenture") (Incorporated by reference to Exhibit 4.5 to
               MetLife, Inc.'s Current Report on Form 8-K dated June 22,
               2005 (the "June 22, 2005 Form 8-K"))........................
   4.30(b)     Form of Indenture for Subordinated Debt Securities between
               MetLife, Inc. and one or more banking institutions to be
               qualified as Trustee pursuant to Section 305(b)(2) of the
               Trust Indenture Act of 1939 (Incorporated by reference to
               Exhibit 4.30(a), except for the name of the trustee)........
   4.31        First Supplemental Indenture dated as of June 21, 2005 to
               the Subordinated Indenture between MetLife, Inc. and J.P.
               Morgan Trust Company, National Association (Incorporated by
               reference to Exhibit 4.6 to the June 22, 2005 Form 8-K).....
   4.32        Second Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P.
               Morgan Trust Company, National Association (Incorporated by
               reference to Exhibit 4.8 to the June 22, 2005 Form 8-K).....
   4.33        Form of Series A Debenture (Incorporated by reference to
               Exhibit 4.7 to the June 22, 2005 Form 8-K)..................
   4.34        Form of Series B Debenture (Incorporated by reference to
               Exhibit 4.9 to the June 22, 2005 Form 8-K)..................
   4.35        Certificate of Trust of MetLife Capital Trust II
               (Incorporated by reference to Exhibit 4.6 to MetLife,
               Inc.'s, MetLife Capital Trust II's and MetLife Capital Trust
               III's Registration Statement on Form S-3 (Nos. 333-61282,
               333-61282-01 and 333-61282-02) (the "2001 S-3 Registration
               Statement"))................................................
   4.36        Certificate of Trust of MetLife Capital Trust III
               (Incorporated by reference to Exhibit 4.7 to the 2001 S-3
               Registration Statement).....................................

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
   4.37        Certificate of Amendment to Certificate of Trust of MetLife
               Capital Trust II (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.'s, MetLife Capital Trust II's and MetLife
               Capital Trust III's Registration Statement on Form S-3 (Nos.
               333-112073, 333-112073-01 and 333-112073-02) (the "2004 S-3
               Registration Statement"))...................................
   4.38        Certificate of Amendment to Certificate of Trust of MetLife
               Capital Trust III (Incorporated by reference to Exhibit 4.6 to the 2004 S-3 Registration Statement).....................
   4.39        Amended and Restated Declaration of Trust of MetLife Capital
               Trust II dated as of June 21, 2005 (Incorporated by
               reference to Exhibit 4.16 to the June 22, 2005 Form 8-K)....
   4.40        Amended and Restated Declaration of Trust of MetLife Capital
               Trust III dated as of June 21, 2005 (Incorporated by
               reference to Exhibit 4.17 to the June 22, 2005 Form 8-K)....
   4.41        Guarantee Agreement dated June 21, 2005 by and between
               MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company
               National Association, as Guarantee Trustee, relating to
               MetLife Capital Trust II (Incorporated by reference to
               Exhibit 4.18 to the June 22, 2005 Form 8-K).................
   4.42        Guarantee Agreement dated June 21, 2005 by and between
               MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company,
               National Association, as Guarantee Trustee, relating to
               MetLife Capital Trust III (Incorporated by reference to
               Exhibit 4.19 to the June 22, 2005 Form 8-K).................
   4.43        Removal and Appointment of Trustees of MetLife Capital Trust
               II (Incorporated by reference to Exhibit 4.9 to the 2004 S-3
               Registration Statement).....................................
   4.44        Removal and Appointment of Trustees of MetLife Capital Trust
               III (Incorporated by reference to Exhibit 4.10 to the 2004
               S-3 Registration Statement).................................
   4.45        Form of Certificate for Common Stock, par value $0.01 per
               share (Incorporated by reference to Exhibit 4.1 to the S-1
               Registration Statement).....................................
   4.46        Rights Agreement (Incorporated by reference to Exhibit 10.6 to the 2000 Annual Report)..................................
   4.47        Form of Certificate of Designation (Included as Exhibit A of
               Exhibit 4.46)...............................................
   4.48        Form of Right Certificate (Included as Exhibit B of Exhibit
               4.46).......................................................
   4.49        Form of Warrant Agreement (Incorporated by reference to
               Exhibit 4.23 to the 2004 S-3 Registration Statement)**......
   4.50        Form of Deposit Agreement (Incorporated by reference to
               Exhibit 4.24 to the 2004 S-3 Registration Statement)**......
   4.51        Form of Depositary Receipt (Included in Exhibit 4.50)**.....
   4.52        Form of Purchase Contract Agreement (Incorporated by
               reference to Exhibit 4.26 to the 2004 S-3 Registration
               Statement)**................................................
   4.53        Form of Pledge Agreement (Incorporated by reference to
               Exhibit 4.27 to the 2004 S-3 Registration Statement)**......
   4.54        Form of Unit Agreement (Incorporated by reference to Exhibit
               4.28 to the 2004 S-3 Registration Statement)**..............
   4.55        Stock Purchase Contract Agreement dated June 21, 2005
               between MetLife, Inc. and J.P. Morgan Trust Company,
               National Association, as Stock Purchase Contract Agent
               (Incorporated by reference to Exhibit 4.1 to the June 22,
               2005 Form 8-K)..............................................
   4.56        Form of Normal Common Equity Unit Certificate (Incorporated
               by reference to Exhibit 4.2 to the June 22, 2005 Form
               8-K)........................................................
   4.57        Form of Stripped Common Equity Unit Certificate
               (Incorporated by reference to Exhibit 4.3 to the June 22,
               2005 Form 8-K)..............................................

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
   4.58        Pledge Agreement dated as of June 21, 2005 among MetLife,
               Inc., JP Morgan Chase Bank, National Association, as
               Collateral Agent, Custodial Agent and Securities
               Intermediary, and J.P Morgan Trust Company, National
               Association, as Stock Purchase Contract Agent (Incorporated
               by reference to Exhibit 4.4 to the June 22, 2005 Form
               8-K)........................................................
   4.59        Certificate of Designations of Floating Rate Non-Cumulative
               Preferred Stock, Series A, of MetLife, Inc., filed with the
               Secretary of State of Delaware on June 10, 2005 (See Exhibit
               3.2 above)..................................................
   4.60        Form of Stock Certificate, Floating Rate Non-Cumulative
               Preferred Stock, Series A, of MetLife, Inc. (Incorporated by
               reference of Exhibit 99.6 to MetLife, Inc.'s Registration
               Statement on Form 8-A filed on June 10, 2005)...............
   4.61        Certificate of Designations of 6.50% Non-Cumulative
               Preferred Stock, Series B, of MetLife, Inc., filed with the
               Secretary of State of Delaware on June 14, 2005 (See Exhibit
               3.3 above)..................................................
   4.62        Form of Stock Certificate, 6.50% Non-Cumulative Preferred
               Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.'s Registration Statement on
               Form 8-A filed on June 15, 2005)............................
  10.1         Form of Amended and Restated Employment Continuation
               Agreement with Mr. Benmosche (Incorporated by reference to
               Exhibit 10.8 to MetLife, Inc.'s Annual Report on Form 10-K
               for the fiscal year ended December 31, 2001 (the "2001
               Annual Report"))*...........................................
  10.2         Form of Amended and Restated Employment Continuation
               Agreement with Messrs. Henrikson and Toppeta (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report)*....
  10.3         Amended and Restated Employment Continuation Agreement with
               Ms. Rein (Incorporated by reference to Exhibit 10.2 to
               MetLife, Inc.'s Current Report on Form 8-K dated May 20,
               2005 (the "May 20, 2005 Form 8-K"))*........................
  10.4         Amended and Restated Employment Continuation Agreement with
               Ms. Weber (Incorporated by reference to Exhibit 10.58 to the
               2001 Annual Report)*........................................
  10.5         Form of Employment Continuation Agreement with Messrs.
               Launer and Lipscomb (Incorporated by reference to Exhibit
               10.1 to MetLife, Inc.'s Quarterly Report on Form 10-Q for
               the quarter ended September 30, 2003 (the "Third Quarter
               2003 10-Q"))*...............................................
  10.6         Form of Employment Continuation Agreement with Mr. Wheeler
               (Incorporated by reference to Exhibit 10.7 to MetLife,
               Inc.'s Annual Report on Form 10-K for the fiscal year ended
               December 31, 2003 (the "2003 Annual Report"))*..............
  10.7         Employment Continuation Agreement with Mr. Kandarian
               (Incorporated by reference to Exhibit 10.1 to the May 20,
               2005 Form 8-K)*.............................................
  10.8         Agreement, Waiver and General Release dated August 18, 2004 between MetLife Group, Inc. and Stewart G. Nagler
               (Incorporated by reference to Exhibit 10.5 to MetLife,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2004 (the "Third Quarter 2004 10-Q"))*........
  10.9         MetLife, Inc. 2000 Stock Incentive Plan, as amended and
               restated March 28, 2000 (Incorporated by reference to
               Exhibit 10.7 to the S-1 Registration Statement)*............
  10.10        MetLife, Inc. 2000 Stock Incentive Plan, as amended,
               effective February 8, 2002 (Incorporated by reference to
               Exhibit 10.13 to the 2001 Annual Report)*...................
  10.11        Form of Management Stock Option Agreement (Incorporated by
               reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2002 (the
               "Second Quarter 2002 10-Q"))*...............................
  10.12        Form of Director Stock Option Agreement (Incorporated by
               reference to Exhibit 10.3 to the Second Quarter 2002
               10-Q)*......................................................

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
  10.13        MetLife, Inc. 2000 Directors Stock Plan, as amended and
               restated March 28, 2000 (Incorporated by reference to
               Exhibit 10.8 to the S-1 Registration Statement)*............
  10.14        MetLife, Inc. 2000 Directors Stock Plan, as amended
               effective February 8, 2002 (Incorporated by reference to
               Exhibit 10.16 to the 2001 Annual Report)*...................
  10.15        MetLife, Inc. 2005 Stock and Incentive Compensation Plan,
               effective April 15, 2005 (the "2005 SIC Plan") (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2004
               (the "First Quarter 2004 10-Q"))*...........................
  10.16        MetLife, Inc. 2005 Non-Management Director Stock
               Compensation Plan, effective April 15, 2005 (Incorporated by reference to Exhibit 10.3 to the First Quarter 2004
               10-Q)*......................................................
  10.17        Form of Management Stock Option Agreement under the 2005 SIC
               Plan (Incorporated by reference to Exhibit 10.1 to MetLife,
               Inc.'s Current Report on Form 8-K dated February 28, 2005
               (the "February 28, 2005 Form 8-K"))*........................
  10.18        Form of Management Restricted Stock Unit Agreement under the
               2005 SIC Plan (Incorporated by reference to Exhibit 10.19 to
               MetLife, Inc.'s Annual Report on Form 10-K for the fiscal
               year ended December 31, 2004 (the "2004 Annual Report"))*...
  10.19        Amendment to Management Restricted Stock Unit Agreement
               under the 2005 SIC Plan (effective December 31, 2005)
               (Incorporated by reference to MetLife, Inc.'s Current Report on Form 8-K dated January 10, 2006 (the "January 10, 2006
               Form 8-K"))*................................................
  10.20        Form of Management Restricted Stock Unit Agreement under the
               2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.4 to the January 10, 2006 Form
               8-K)*.......................................................
  10.21        Form of Management Performance Share Agreement under the
               2005 SIC Plan (Incorporated by reference to Exhibit 10.2 to the February 28, 2005 Form 8-K)*............................
  10.22        Clarification of Management Performance Share Agreement
               under the 2005 SIC Plan (Incorporated by reference to
               Exhibit 10.3 to MetLife, Inc.'s Current Report on Form 8-K
               dated December 19, 2005 (the "December 19, 2005 Form
               8-K"))*.....................................................
  10.23        Amendment to Management Performance Share Agreement under
               the 2005 SIC Plan (effective December 31, 2005)
               (Incorporated by reference to Exhibit 10.1 to the January
               10, 2006 Form 8-K))*........................................
  10.24        Form of Management Performance Share Agreement under the
               2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.3 to the January 10, 2006 Form
               8-K)*.......................................................
  10.25        Policyholder Trust Agreement (Incorporated by reference to
               Exhibit 10.12 to the S-1 Registration Statement)............
  10.26        Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between Stockwood
               Reinsurance Company, Ltd. and Metropolitan Life Insurance
               Company (Incorporated by reference to Exhibit 10.13 to the
               S-1 Registration Statement).................................
  10.27        Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between European
               Reinsurance Corporation of America and Metropolitan Life
               Insurance Company (Incorporated by reference to Exhibit
               10.14 to the S-1 Registration Statement)....................
  10.28        Restatement of the Excess Asbestos Indemnity Insurance
               Policy, dated as of December 31, 1998, between Granite State
               Insurance Company and Metropolitan Life Insurance Company
               (Incorporated by reference to Exhibit 10.16 to the S-1
               Registration Statement).....................................

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
  10.29        Five-Year Credit Agreement, dated as of April 23, 2004,
               among MetLife, Inc., Metropolitan Life Insurance Company,
               MetLife Funding, Inc. and the other parties signatory
               thereto (Incorporated by reference to Exhibit 10.1 to the
               Second Quarter 2004 10-Q)...................................
  10.30        Five-Year Credit Agreement, dated as of April 22, 2005,
               among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by
               reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated April 28, 2005 (the "April 28, 2005 Form
               8-K"))......................................................
  10.31        Amended and Restated Five-Year Letter of Credit and
               Reimbursement Agreement, dated as of April 25, 2005, among
               MetLife, Inc., The Travelers Life and Annuity Reinsurance
               Company, and other parties signatory thereto (Incorporated by reference to Exhibit 10.2 to the April 28, 2005 Form
               8-K)........................................................
  10.32        Credit Agreement (bridge), dated as of May 16, 2005, among
               MetLife, Inc., as borrower, and other parties signatory
               thereto (Incorporated by reference to Exhibit 10.3 to the
               May 20, 2005 Form 8-K) (Terminated as reported in MetLife,
               Inc.'s Current Report on Form 8-K dated July 8, 2005 (the
               "July 8, 2005 Form 8-K"))...................................
  10.33        Stipulation of Settlement, as amended, relating to
               Metropolitan Life Insurance Company Sales Practices
               Litigation (Incorporated by reference to Exhibit 10.21 to
               the S-1 Registration Statement).............................
  10.34        Long-Term Performance Compensation Plan (for performance
               periods starting on or after April 1, 2001, as amended)
               (Incorporated by reference to Exhibit 10.24 to MetLife,
               Inc.'s Annual Report on Form 10-K for the fiscal year ended
               December 31, 2002 (the "2002 Annual Report"))*..............
  10.35        MetLife Annual Variable Incentive Plan ("AVIP")
               (Incorporated by reference to Exhibit 10.1 to the First
               Quarter 2004 10-Q)*.........................................
  10.36        Amendment Number One to the AVIP (Incorporated by reference to Exhibit 10.2 to the December 19, 2005 Form 8-K)*.........
  10.37        Resolutions of the MetLife, Inc. Board of Directors (adopted
               December 13, 2005) regarding the selection of performance
               measures for 2006 awards under the AVIP (Incorporated by
               reference to Exhibit 10.1 to the December 19, 2005 Form
               8-K)*.......................................................
  10.38        Metropolitan Life Auxiliary Savings and Investment Plan (as
               amended and restated, effective May 4, 2005) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2005
               (the "First Quarter 2005 10-Q"))*...........................
  10.39        Amendment, dated as of August 1, 2005, to the Metropolitan
               Life Auxiliary Savings and Investment Plan (effective as of
               July 1, 2005) (Incorporated by reference to Exhibit 10.7 to
               MetLife, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2005 (the "Second Quarter 2005
               10-Q"))*....................................................
  10.40        1993 Fiscal Agency Agreement between Metropolitan Life
               Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 1, 1993 (Incorporated by reference to Exhibit
               10.45 to the S-1 Registration Statement)....................
  10.41        1995 Fiscal Agency Agreement between Metropolitan Life
               Insurance Company and The Chase Manhattan Bank, N.A., dated as of November 13, 1995 (Incorporated by reference to
               Exhibit 10.46 to the S-1 Registration Statement)............
  10.42        Fiscal Agency Agreement between New England Mutual Life
               Insurance Company and The First National Bank of Boston,
               dated as of February 10, 1994 (Incorporated by reference to
               Exhibit 10.47 to the S-1 Registration Statement)............
  10.43        Fiscal Agency Agreement between General American Life
               Insurance Company and The Bank of New York, dated as of
               January 24, 1994 (Incorporated by reference to Exhibit 10.48 to the S-1 Registration Statement)..........................

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
  10.44        MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003 (Incorporated by
               reference to Exhibit 10.5 to the Third Quarter 2003
               10-Q)*......................................................
  10.45        Amendment Number One to the MetLife Deferred Compensation
               Plan for Officers, dated May 4, 2005 (Incorporated by
               reference to Exhibit 10.1 to the First Quarter 2005
               10-Q")*.....................................................
  10.46        Amendment Number Two to the MetLife Deferred Compensation
               Plan for Officers, effective December 14, 2005 (Incorporated by reference to Exhibit 10.7 to the December 19, 2005 Form
               8-K)*.......................................................
  10.47        MetLife Leadership Deferred Compensation Plan, dated
               December 14, 2005 (Incorporated by reference to Exhibit 10.6 to the December 19, 2005 Form 8-K)*.........................
  10.48        MetLife Deferred Compensation Plan for Outside Directors,
               effective December 9, 2003 (Incorporated by reference to
               Exhibit 10.55 to the 2003 Annual Report)*...................
  10.49        The MetLife Non-Management Directors Deferred Compensation
               Plan (Incorporated by reference to Exhibit 4.1 to MetLife,
               Inc.'s Registration Statement on Form S-8 (No.
               333-121342))*...............................................
  10.50        MetLife Non-Management Director Deferred Compensation Plan,
               dated December 15, 2005 (Incorporated by reference to
               Exhibit 10.5 to the December 19, 2005 Form 8-K)*............
  10.51        Summary of Non-Management Director Compensation (effective
               April 25, 2006) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated January
               20, 2006)*..................................................
  10.52        General American Life Insurance Company Directors' Deferred
               Savings Plan for Non-Employee Directors 2002 (Incorporated
               by reference to Exhibit 10.67 to the 2001 Annual Report)*...
  10.53        MetLife Auxiliary Pension Plan dated October 31, 2003 (as
               amended and restated, effective January 1, 2003)
               (Incorporated by reference to Exhibit 10.59 to the 2003
               Annual Report)*.............................................
  10.54        MetLife Plan for Transition Assistance for Officers, dated
               January 7, 2000, as amended (the "MPTA") (Incorporated by
               reference to Exhibit 10.4 to the Third Quarter 2004
               10-Q)*......................................................
  10.55        Amendment Number Ten to the MPTA, dated January 26, 2005*...
  10.56        Amendment Number Eleven to the MPTA, dated February 28,
               2006*.......................................................
  10.57        Metropolitan Life Auxiliary Death Benefits Plan, effective as of January 1, 1987, as amended (Incorporated by reference to Exhibit 10.55 to the 2004 Annual Report)*................
  10.58        Termination of the Metropolitan Life Auxiliary Death
               Benefits Plan, dated August 1, 2005 (Incorporated by
               reference to Exhibit 10.8 to the Second Quarter 2005
               10-Q)*......................................................
  10.59        One Madison Avenue Purchase and Sale Agreement, dated as of
               March 29, 2005, between Metropolitan Life Insurance Company, as Seller, and 1 Madison Venture LLC and Column Financial,
               Inc., collectively, as Purchaser (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form
               8-K dated April 4, 2005 (the "April 4, 2005 Form 8-K")).....
  10.60        MetLife Building, 200 Park Avenue, New York, NY Purchase and
               Sale Agreement, dated as of April 1, 2005, between
               Metropolitan Tower Life Insurance Company, as Seller, and
               Tishman Speyer Development, L.L.C., as Purchaser
               (Incorporated by reference to Exhibit 10.2 to the April 4,
               2005 Form 8-K)..............................................
  10.61        International Distribution Agreement dated as of July 1,
               2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to the July 8, 2005 Form
               8-K)........................................................

  EXHIBIT                                                                     PAGE
    NO.                                DESCRIPTION                            NO.
  -------                              -----------                            ----
  10.62        Domestic Distribution Agreement dated as of July 1, 2005
               between MetLife, Inc. and Citigroup Inc. (Incorporated by
               reference to Exhibit 10.2 to the July 8, 2005 Form 8-K).....
  10.63        Investor Rights Agreement dated as of July 1, 2005 by and
               among Citigroup Inc., MetLife, Inc. and Citigroup Insurance
               Holding Corporation (Incorporated by reference to Exhibit
               10.3 to the July 8, 2005 Form 8-K)..........................
  10.64        Transition Services Agreement dated as of July 1, 2005 by
               and between Citigroup Inc. and MetLife, Inc. (Incorporated by reference to Exhibit 10.4 to the July 8, 2005 Form
               8-K)........................................................
  10.65        Agreement, dated as of the Effective Date as defined
               therein, by and between Robert H. Benmosche and MetLife,
               Inc.*.......................................................
  12.1         Statement re: Computation of Ratios of Earnings to Fixed
               Charges.....................................................
  21.1         Subsidiaries of the Registrant..............................
  23.1         Consent of Deloitte & Touche LLP............................
  31.1         Certification of Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.......................
  31.2         Certification of Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.......................
  32.1         Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.......................
  32.2         Certification of Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.......................

---------------
 * Indicates management contracts or compensatory plans or arrangements.

** Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.