Form 10-Q
period 2006-03-31
METLIFE INC
filed 2006-05-09
CIK 1099219

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


           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes  [ ]     No [X]

     At May 1, 2006, 758,638,225 shares of the registrant's common stock, $0.01 par value per share, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS..............................    4
  Interim Condensed Consolidated Balance Sheets at March 31,
     2006 (Unaudited) and December 31, 2005.................    4
  Interim Condensed Consolidated Statements of Income for
     the Three Months Ended March 31, 2006 and 2005
     (Unaudited)............................................    5
  Interim Condensed Consolidated Statement of Stockholders'
     Equity for the Three Months Ended March 31, 2006
     (Unaudited)............................................    6
  Interim Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2006 and 2005
     (Unaudited)............................................    7
  Notes to Interim Condensed Consolidated Financial
     Statements (Unaudited).................................    8
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   56
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................  113
  ITEM 4. CONTROLS AND PROCEDURES...........................  117
PART II -- OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.................................  118
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
     PROCEEDS...............................................  123
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................  123
  ITEM 6. EXHIBITS..........................................  125
  SIGNATURES................................................  126
  EXHIBIT INDEX.............................................  E-1

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 METLIFE, INC.

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2006            2005
                                                              ------------   ---------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $238,140 and $223,926, respectively)...    $239,828        $230,050
  Trading securities, at fair value (cost: $886 and $830,
    respectively)...........................................         883             825
  Equity securities available-for-sale, at fair value (cost:
    $3,012 and $3,084, respectively)........................       3,356           3,338
  Mortgage and consumer loans...............................      37,351          37,190
  Policy loans..............................................       9,987           9,981
  Real estate and real estate joint ventures
    held-for-investment.....................................       4,677           4,643
  Real estate held-for-sale.................................          23              22
  Other limited partnership interests.......................       4,514           4,276
  Short-term investments....................................       3,368           3,306
  Other invested assets.....................................       8,386           8,078
                                                                --------        --------
    Total investments.......................................     312,373         301,709
Cash and cash equivalents...................................       5,144           4,018
Accrued investment income...................................       3,145           3,036
Premiums and other receivables..............................      12,731          12,186
Deferred policy acquisition costs and value of business
  acquired..................................................      20,245          19,641
Goodwill....................................................       4,797           4,797
Other assets................................................       8,145           8,389
Separate account assets.....................................     132,522         127,869
                                                                --------        --------
    Total assets............................................    $499,102        $481,645
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................    $122,748        $123,204
  Policyholder account balances.............................     129,860         128,312
  Other policyholder funds..................................       8,620           8,331
  Policyholder dividends payable............................         918             917
  Policyholder dividend obligation..........................         814           1,607
  Short-term debt...........................................       1,360           1,414
  Long-term debt............................................       9,932           9,888
  Junior subordinated debt securities underlying common
    equity units............................................       2,134           2,134
  Shares subject to mandatory redemption....................         278             278
  Current income taxes payable..............................          88              69
  Deferred income taxes payable.............................       1,199           1,706
  Payables for collateral under securities loaned and other
    transactions............................................      47,059          34,515
  Other liabilities.........................................      13,003          12,300
  Separate account liabilities..............................     132,522         127,869
                                                                --------        --------
    Total liabilities.......................................     470,535         452,544
                                                                --------        --------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000
  shares authorized; 84,000,000 shares issued and
  outstanding at March 31, 2006 and December 31, 2005;
  $2,100 aggregate liquidation preference...................           1               1
Common stock, par value $0.01 per share; 3,000,000,000
  shares authorized; 786,766,664 shares issued at March 31,
  2006 and December 31, 2005; 758,157,941 shares outstanding at March 31, 2006 and 757,537,064 shares outstanding at
  December 31, 2005.........................................           8               8
Additional paid-in capital..................................      17,327          17,274
Retained earnings...........................................      11,579          10,865
Treasury stock, at cost; 28,608,723 shares at March 31, 2006
  and 29,229,600 shares at December 31, 2005................        (938)           (959)
Accumulated other comprehensive income (loss)...............         590           1,912
                                                                --------        --------
    Total stockholders' equity..............................      28,567          29,101
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $499,102        $481,645
                                                                ========        ========

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------    -------
REVENUES
Premiums....................................................  $ 6,428     $5,966
Universal life and investment-type product policy fees......    1,175        791
Net investment income.......................................    4,239      3,216
Other revenues..............................................      328        299
Net investment gains (losses)...............................     (585)       (15)
                                                              -------     ------
     Total revenues.........................................   11,585     10,257
                                                              -------     ------
EXPENSES
Policyholder benefits and claims............................    6,405      5,926
Interest credited to policyholder account balances..........    1,215        795
Policyholder dividends......................................      421        415
Other expenses..............................................    2,498      1,971
                                                              -------     ------
     Total expenses.........................................   10,539      9,107
                                                              -------     ------
Income from continuing operations before provision for
  income taxes..............................................    1,046      1,150
Provision for income taxes..................................      296        350
                                                              -------     ------
Income from continuing operations...........................      750        800
Income (loss) from discontinued operations, net of income
  taxes.....................................................       (3)       187
                                                              -------     ------
Net income..................................................      747        987
Preferred stock dividends...................................       33         --
                                                              -------     ------
Net income available to common shareholders.................  $   714     $  987
                                                              =======     ======
  Income from continuing operations available to common
     shareholders per common share
     Basic..................................................  $  0.94     $ 1.09
                                                              =======     ======
     Diluted................................................  $  0.93     $ 1.08
                                                              =======     ======
  Net income available to common shareholders per common
     share
     Basic..................................................  $  0.94     $ 1.34
                                                              =======     ======
     Diluted................................................  $  0.93     $ 1.33
                                                              =======     ======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

        INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

                                 (IN MILLIONS)

                                                               ADDITIONAL              TREASURY
                                          PREFERRED   COMMON    PAID-IN     RETAINED   STOCK AT
                                            STOCK     STOCK     CAPITAL     EARNINGS     COST
                                          ---------   ------   ----------   --------   --------
Balance at January 1, 2006..............     $1         $8      $17,274     $10,865    $  (959)
Treasury stock transactions, net........                             53                     21
Dividends on preferred stock............                                        (33)
Comprehensive income (loss):
  Net income............................                                        747
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes......................
    Unrealized investment gains
      (losses), net of related offsets
      and income taxes..................
    Other comprehensive income (loss)...
  Comprehensive income (loss)...........
                                             --         --      -------     -------    -------
Balance at March 31, 2006...............     $1         $8      $17,327     $11,579    $  (938)
                                             ==         ==      =======     =======    =======

                                                      ACCUMULATED OTHER
                                                 COMPREHENSIVE INCOME (LOSS)
                                          -----------------------------------------
                                               NET           FOREIGN      MINIMUM
                                            UNREALIZED      CURRENCY      PENSION
                                            INVESTMENT     TRANSLATION   LIABILITY
                                          GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                          --------------   -----------   ----------   -------
Balance at January 1, 2006..............     $ 1,942           $11          $(41)     $29,101
Treasury stock transactions, net........                                                   74
Dividends on preferred stock............                                                  (33)
Comprehensive income (loss):
  Net income............................                                                  747
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes......................           1                                        1
    Unrealized investment gains
      (losses), net of related offsets
      and income taxes..................      (1,323)                                  (1,323)
                                                                                      -------
    Other comprehensive income (loss)...                                               (1,322)
                                                                                      -------
  Comprehensive income (loss)...........                                                 (575)
                                             -------           ---          ----      -------
Balance at March 31, 2006...............     $   620           $11          $(41)     $28,567
                                             =======           ===          ====      =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                 (IN MILLIONS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2006          2005
                                                              --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  2,306      $  1,656
                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities........................................    36,090        35,075
    Equity securities.......................................       511           231
    Mortgage and consumer loans.............................     2,250         1,302
    Real estate and real estate joint ventures..............       155           126
    Other limited partnership interests.....................       330           216
  Purchases of:
    Fixed maturities........................................   (50,229)      (42,311)
    Equity securities.......................................      (300)         (576)
    Mortgage and consumer loans.............................    (2,500)         (997)
    Real estate and real estate joint ventures..............      (450)         (104)
    Other limited partnership interests.....................      (503)         (318)
  Net change in short-term investments......................       (63)          210
  Proceeds from sales of businesses, net of cash disposed of
    $0 and $33, respectively................................        --           252
  Net change in other invested assets.......................      (312)         (133)
  Other, net................................................       (35)           10
                                                              --------      --------
Net cash used in investing activities.......................   (15,056)       (7,017)
                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits................................................    14,072        11,215
    Withdrawals.............................................   (12,748)       (8,785)
  Net change in payables for collateral under securities
    loaned and other transactions...........................    12,544         3,035
  Net change in short-term debt.............................       (54)         (325)
  Long-term debt issued.....................................       100           162
  Long-term debt repaid.....................................       (23)         (134)
  Dividends on preferred stock..............................       (33)           --
  Stock options exercised...................................        18            19
  Other, net................................................        --            (7)
                                                              --------      --------
Net cash provided by financing activities...................    13,876         5,180
                                                              --------      --------
Change in cash and cash equivalents.........................     1,126          (181)
Cash and cash equivalents, beginning of period..............     4,018         4,106
                                                              --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  5,144      $  3,925
                                                              ========      ========
Cash and cash equivalents, subsidiaries held-for-sale,
  beginning of period.......................................  $     --      $     58
                                                              ========      ========
CASH AND CASH EQUIVALENTS, SUBSIDIARIES HELD-FOR-SALE, END
  OF PERIOD.................................................  $     --      $      5
                                                              ========      ========
Cash and cash equivalents, from continuing operations,
  beginning of period.......................................  $  4,018      $  4,048
                                                              ========      ========
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END
  OF PERIOD.................................................  $  5,144      $  3,920
                                                              ========      ========
Supplemental disclosures of cash flow information:
  Net cash paid during the period for:
    Interest................................................  $     76      $     38
                                                              ========      ========
    Income taxes............................................  $     87      $    154
                                                              ========      ========
  Non-cash transactions during the period:
    Business Dispositions:
      Assets disposed.......................................  $     --      $    331
      Less: liabilities disposed............................        --           236
                                                              --------      --------
      Net assets disposed...................................  $     --      $     95
      Plus: equity securities received......................        --            43
      Less: cash disposed...................................        --            33
                                                              --------      --------
      Business disposition, net of cash disposed............  $     --      $    105
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

  BASIS OF PRESENTATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC") and the establishment and amortization of value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; (ix) the liability for litigation and regulatory matters; and (x) accounting for employee benefit plans. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from these estimates.

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

     Minority interest related to consolidated entities included in other liabilities was $1,378 million and $1,291 million at March 31, 2006 and December 31, 2005, respectively.

     Certain amounts in the prior year periods' unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. Such reclassifications include $332 million relating to net bank deposits reclassified from net cash provided by operating activities to cash flows from financing activities for the three months ended March 31, 2005. This reclassification resulted from the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

reclassification of bank deposit balances from other liabilities to policyholder account balances on the consolidated balance sheet during 2005. In addition, $3,035 million relating to the net change in payables for collateral under securities loaned and other transactions was reclassified from cash flows from investing activities to cash flows from financing activities on the interim condensed consolidated statements of cash flows for the three months ended March 31, 2005.

     On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup's international insurance businesses (collectively, "Travelers"), which is more fully described in Note 2. The acquisition was accounted for using the purchase method of accounting. Travelers' assets, liabilities and results of operations are included in the Company's results beginning July 1, 2005. The accounting policies of Travelers were conformed to those of MetLife upon the acquisition.

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2006, its consolidated results of operations for the three months ended March 31, 2006 and 2005, its consolidated cash flows for the three months ended March 31, 2006 and 2005 and its consolidated statement of stockholders' equity for the three months ended March 31, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed balance sheet data was derived from audited financial statements included in MetLife, Inc.'s 2005 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") ("2005 Annual Report") and includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

  Federal Income Taxes

     Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

  Stock-Based Compensation

     Stock-based compensation grants prior to January 1, 2003 were accounted for using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense, if any, was recorded based upon the excess of the quoted market price at grant date over the amount the employee was required to pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options as the exercise price was equivalent to the fair market value at the date of grant. Compensation expense was recognized under the Long-Term Performance Compensation Plan ("LTPCP"), as described more fully in Note 8.

     Stock-based awards granted after December 31, 2002 but prior to January 1, 2006 were accounted for on a prospective basis using the fair value accounting method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"). The fair value method of SFAS 123 required compensation expense to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation was accrued over the vesting period of the grant or award, including grants or awards to retirement-eligible employees. As required by SFAS 148, the Company discloses the pro forma impact as if the stock options granted prior to January 1, 2003 had been accounted for using the fair value provisions of SFAS 123 rather than the intrinsic value method prescribed by APB 25. See Note 8.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Effective January 1, 2006, the Company adopted, using the modified prospective transition method, SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(r)"), which replaces SFAS 123 and supersedes APB 25. The adoption of SFAS 123(r) did not have a significant impact on the Company's financial position or results of operations. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company's stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. SFAS 123(r) also requires an estimation of future forfeitures of stock-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) -- including supplemental application guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107") -- using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

     Under the modified prospective transition method, compensation expense recognized in the three months ended March 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(r).

     The adoption of SFAS 123(r) did not have a significant impact on the Company's financial position or results of operations as all stock-based awards accounted for under the intrinsic value method prescribed by APB 25 had vested prior to the adoption date and the Company had adopted the fair value recognition provisions of SFAS 123 on January 1, 2003. As required by SFAS 148, and carried forward in the provisions of SFAS 123(r), the Company discloses the pro forma impact as if stock-based awards accounted for under APB 25 had been accounted for under the fair value method in Note 8.

     SFAS 123 allowed forfeitures of stock-based awards to be recognized as a reduction of compensation expense in the period in which the forfeiture occurred. Upon adoption of SFAS 123(r), the Company changed its policy and now incorporates an estimate of future forfeitures into the determination of compensation expense when recognizing expense over the requisite service period. The impact of this change in accounting policy was not significant to the Company's financial position or results of operations.

     Additionally, for awards granted after adoption, the Company changed its policy from recognizing expense for stock-based awards over the requisite service period to recognizing such expense over the shorter of the requisite service period or the period to attainment of retirement eligibility. The pro forma impact of this change in expense recognition policy for stock-based compensation is detailed in Note 8.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Prior to the adoption of SFAS 123(r), the Company presented tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the unaudited interim condensed consolidated statements of cash flow. SFAS 123(r) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") be classified and reported as a financing cash inflow upon adoption of SFAS 123(r).

     The Company has adopted guidance relating to derivative financial instruments as follows:

     - Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     - Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted prospectively Emerging Issues Task Force ("EITF") Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. The adoption of EITF 05-7 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05-8"). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

should be accounted for as a temporary difference; and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid-in capital. EITF 05-8 was applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The adoption of EITF 05-8 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. As of March 31, 2005, the Company was evaluating the impacts of the repatriation provision of the AJCA and during the second half of 2005, the Company recorded a $27 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded.

  FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 amends the guidance in SFAS 140. Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

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

2.  ACQUISITIONS AND DISPOSITIONS

  TRAVELERS

     On July 1, 2005, the Holding Company completed the acquisition of Travelers for $12.0 billion. The results of Travelers' operations were included in the Company's unaudited interim condensed consolidated financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry. Consideration paid by the Holding Company for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both the Company and Citigroup and interpretation of the provisions of the acquisition agreement by both parties. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred shares. The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Travelers be measured at their fair value as of July 1, 2005.

     The purchase price has been allocated to the assets acquired and liabilities assumed using management's best estimate of their fair values as of the acquisition date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005 resulted in goodwill of $4.2 billion as follows:

                                                       AS OF JULY 1, 2005
                                                       ------------------
                                                         (IN MILLIONS)
Total assets acquired..............................         $ 97,862
Total liabilities assumed..........................          (90,073)
                                                            --------
Net assets acquired................................            7,789
Goodwill, resulting from acquisition...............            4,177
                                                            --------
  Total purchase price.............................         $ 11,966
                                                            ========

     The fair value of certain assets acquired and liabilities assumed, including goodwill, may be adjusted during the allocation period due to finalization of the purchase price to be paid to Citigroup as noted previously, agreement between Citigroup and MetLife as to the tax basis purchase price to be allocated to the acquired subsidiaries, and receipt of information regarding the estimation of certain fair values including certain future policy benefit liabilities. In no case will these adjustments extend beyond one year from the acquisition date or July 1, 2006.

     As part of the integration of Travelers' operations, management approved and initiated plans to reduce approximately 1,000 domestic and international Travelers employees, which are expected to be completed by December 2006. At March 31, 2006 and December 31, 2005, MetLife accrued restructuring costs of approximately $21 million and $28 million, respectively, which included severance, relocation and outplacement services for Travelers' employees. For the three months ended March 31, 2006, cash payments of approximately $7 million were made. The estimated total restructuring expenses may change as management

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

continues to execute the approved plan. Decreases to these estimates are recorded as an adjustment to goodwill. Increases to these estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and will be recorded as operating expenses thereafter.

  OTHER ACQUISITIONS AND DISPOSITIONS

     On September 1, 2005, the Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC, which is primarily involved in the distribution of annuity products and retirement plans to the education, healthcare, and not-for-profit markets, for approximately $56 million. CitiStreet Associates was integrated with MetLife Resources, a division of MetLife dedicated to providing retirement plans and financial services to the same markets.

     See Note 12 for information on the dispositions of P.T. Sejahtera ("MetLife Indonesia") and SSRM Holdings, Inc. ("SSRM").

3.  INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                           MARCH 31, 2006
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 73,621    $1,866    $1,590     $ 73,897     30.8%
Residential mortgage-backed
  securities...........................    52,630       241       855       52,016     21.7
Foreign corporate securities...........    34,287     1,480       739       35,028     14.6
U.S. Treasury/agency securities........    27,418       872       566       27,724     11.6
Commercial mortgage-backed
  securities...........................    20,286       155       412       20,029      8.3
Asset-backed securities................    13,656        74       100       13,630      5.7
Foreign government securities..........    10,324     1,269        54       11,539      4.8
State and political subdivision
  securities...........................     4,768       146        75        4,839      2.0
Other fixed maturity securities........       955        18        39          934      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   237,945     6,121     4,430      239,636     99.9
Redeemable preferred stock.............       195         2         5          192      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $238,140    $6,123    $4,435     $239,828    100.0%
                                         ========    ======    ======     ========    =====
Common stock...........................  $  1,983    $  341    $   23     $  2,301     68.6%
Non-redeemable preferred stock.........     1,029        43        17        1,055     31.4
                                         --------    ------    ------     --------    -----
  Total equity securities..............  $  3,012    $  384    $   40     $  3,356    100.0%
                                         ========    ======    ======     ========    =====

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                         DECEMBER 31, 2005
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 72,339    $2,814    $  835     $ 74,318     32.3%
Residential mortgage-backed
  securities...........................    47,365       353       472       47,246     20.5
Foreign corporate securities...........    33,578     1,842       439       34,981     15.2
U.S. Treasury/agency securities........    25,643     1,401        86       26,958     11.7
Commercial mortgage-backed
  securities...........................    17,682       223       207       17,698      7.7
Asset-backed securities................    11,533        91        51       11,573      5.0
Foreign government securities..........    10,080     1,401        35       11,446      5.0
State and political subdivision
  securities...........................     4,601       185        36        4,750      2.1
Other fixed maturity securities........       912        17        41          888      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   223,733     8,327     2,202      229,858     99.9
Redeemable preferred stock.............       193         2         3          192      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $223,926    $8,329    $2,205     $230,050    100.0%
                                         ========    ======    ======     ========    =====
Common stock...........................  $  2,004    $  250    $   30     $  2,224     66.6%
Non-redeemable preferred stock.........     1,080        45        11        1,114     33.4
                                         --------    ------    ------     --------    -----
  Total equity securities..............  $  3,084    $  295    $   41     $  3,338    100.0%
                                         ========    ======    ======     ========    =====

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at March 31, 2006 and December 31, 2005:

                                                                MARCH 31, 2006
                          ------------------------------------------------------------------------------------------
                                                           EQUAL TO OR GREATER THAN
                              LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                          ----------------------------   ----------------------------   ----------------------------
                          ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                          FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                          ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                  (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate
  securities............   $ 37,068        $1,442          $3,557          $148          $ 40,625        $1,590
Residential mortgage-
  backed securities.....     40,934           763           2,381            92            43,315           855
Foreign corporate
  securities............     16,315           648           1,846            91            18,161           739
U.S. Treasury/agency
  securities............     19,063           560             285             6            19,348           566
Commercial mortgage-
  backed securities.....     14,855           379             825            33            15,680           412
Asset-backed
  securities............      6,764            89             356            11             7,120           100
Foreign government
  securities............      1,951            42             290            12             2,241            54
State and political
  subdivision
  securities............      1,638            75              23            --             1,661            75
Other fixed maturity
  securities............        222            37              51             2               273            39
                           --------        ------          ------          ----          --------        ------
  Total bonds...........    138,810         4,035           9,614           395           148,424         4,430
Redeemable preferred
  stock.................          6             4              12             1                18             5
                           --------        ------          ------          ----          --------        ------
  Total fixed
     maturities.........   $138,816        $4,039          $9,626          $396          $148,442        $4,435
                           ========        ======          ======          ====          ========        ======

Equity securities.......   $    601        $   29          $  143          $ 11          $    744        $   40
                           ========        ======          ======          ====          ========        ======
Total number of
  securities in an
  unrealized loss
  position..............     12,853                         1,303                          14,156
                           ========                        ======                        ========

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                              DECEMBER 31, 2005
                          ------------------------------------------------------------------------------------------
                                                           EQUAL TO OR GREATER THAN
                              LESS THAN 12 MONTHS                 12 MONTHS                        TOTAL
                          ----------------------------   ----------------------------   ----------------------------
                          ESTIMATED         GROSS        ESTIMATED         GROSS        ESTIMATED         GROSS
                          FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS   FAIR VALUE   UNREALIZED LOSS
                          ----------   ---------------   ----------   ---------------   ----------   ---------------
                                                  (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate
  securities............   $29,018         $  737          $2,685          $ 98          $ 31,703        $  835
Residential mortgage-
  backed securities.....    31,258            434           1,291            38            32,549           472
Foreign corporate
  securities............    13,185            378           1,728            61            14,913           439
U.S. Treasury/agency
  securities............     7,759             85             113             1             7,872            86
Commercial mortgage-
  backed securities.....    10,190            185             685            22            10,875           207
Asset-backed
  securities............     4,709             42             305             9             5,014            51
Foreign government
  securities............     1,203             31             327             4             1,530            35
State and political
  subdivision
  securities............     1,050             36              16            --             1,066            36
Other fixed maturity
  securities............       319             36              52             5               371            41
                           -------         ------          ------          ----          --------        ------
  Total bonds...........    98,691          1,964           7,202           238           105,893         2,202
Redeemable preferred
  stock.................        77              3              --            --                77             3
                           -------         ------          ------          ----          --------        ------
  Total fixed
     maturities.........   $98,768         $1,967          $7,202          $238          $105,970        $2,205
                           =======         ======          ======          ====          ========        ======

Equity securities.......   $   671         $   34          $  131          $  7          $    802        $   41
                           =======         ======          ======          ====          ========        ======
Total number of
  securities in an
  unrealized loss
  position..............    12,787                            932                          13,719
                           =======                         ======                        ========

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at March 31, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                         MARCH 31, 2006
                                  ------------------------------------------------------------
                                       COST OR               GROSS              NUMBER OF
                                    AMORTIZED COST      UNREALIZED LOSS         SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                         (IN MILLIONS, EXCEPT FOR NUMBER OF SECURITIES)
Less than six months............  $ 91,526     $231     $1,828      $57       7,887      119
Six months or greater but less
  than nine months..............    48,645       11      2,057        6       4,477       18
Nine months or greater but less
  than twelve months............     3,068        4        118        2         348        4
Twelve months or greater........    10,171        5        406        1       1,295        8
                                  --------     ----     ------      ---      ------      ---
  Total.........................  $153,410     $251     $4,409      $66      14,007      149
                                  ========     ====     ======      ===      ======      ===

                                                       DECEMBER 31, 2005
                                  ------------------------------------------------------------
                                       COST OR               GROSS              NUMBER OF
                                    AMORTIZED COST      UNREALIZED LOSS         SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                         (IN MILLIONS, EXCEPT FOR NUMBER OF SECURITIES)
Less than six months............  $ 92,512     $213     $1,707      $51      11,441      308
Six months or greater but less
  than nine months..............     3,704        5        108        2         456        7
Nine months or greater but less
  than twelve months............     5,006       --        133       --         573        2
Twelve months or greater........     7,555       23        240        5         924        8
                                  --------     ----     ------      ---      ------      ---
  Total.........................  $108,777     $241     $2,188      $58      13,394      325
                                  ========     ====     ======      ===      ======      ===

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     As of March 31, 2006 and December 31, 2005, the Company had $4,475 million and $2,246 million, respectively, of gross unrealized losses related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2006          2005
                                                              ---------   ------------
SECTOR:
  U.S. corporates...........................................      36%          37%
  Residential mortgage-backed...............................      19           21
  Foreign corporates........................................      17           20
  Other.....................................................      28           22
                                                                 ---          ---
     Total..................................................     100%         100%
                                                                 ===          ===
INDUSTRY:
  Mortgage-backed...........................................      27%          30%
  Industrial................................................      20           22
  Finance...................................................      10           11
  Other.....................................................      43           37
                                                                 ---          ---
     Total..................................................     100%         100%
                                                                 ===          ===

     As of March 31, 2006, $4,409 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities. As of December 31, 2005, $2,188 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

     As of March 31, 2006, $66 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 26% of the cost or amortized cost of such securities. Of such unrealized losses of $66 million, $57 million have been in an unrealized loss position for a period of less than six months. As of December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million have been in an unrealized loss position for a period of less than six months.

     The Company held 18 fixed maturities and equity securities with a gross unrealized loss at March 31, 2006 each greater than $10 million. These securities represented approximately 10% or $460 million in the aggregate of the gross unrealized loss on fixed maturities and equity securities.

     The Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. The increase in the unrealized losses during the three months ended March 31, 2006 is principally driven by an increase in interest rates. Based upon the Company's evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company's intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

     This information should be read in conjunction with the significant accounting policies and estimates related to investments and the Company's evaluation of investments for impairment as disclosed in Note 1 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                2006        2005
                                                               -------     -------
                                                                  (IN MILLIONS)
Fixed maturities............................................   $3,401      $2,441
Equity securities...........................................       21          13
Mortgage and consumer loans.................................      609         529
Real estate and real estate joint ventures..................      264         166
Policy loans................................................      146         138
Other limited partnership interests.........................      208         105
Cash, cash equivalents and short-term investments...........       91          71
Other invested assets.......................................      131          82
                                                               ------      ------
  Total.....................................................    4,871       3,545
Less: Investment expenses...................................      632         329
                                                               ------      ------
  Net investment income.....................................   $4,239      $3,216
                                                               ======      ======

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) were as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                 2006        2005
                                                                -------     -------
                                                                   (IN MILLIONS)
Fixed maturities............................................     $(412)      $(114)
Equity securities...........................................        33          93
Mortgage and consumer loans.................................         4         (11)
Real estate and real estate joint ventures..................        21          --
Other limited partnership interests.........................        (6)          2
Derivatives.................................................      (212)         10
Other invested assets.......................................       (13)          5
                                                                 -----       -----
  Net investment gains (losses).............................     $(585)      $ (15)
                                                                 =====       =====

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment or are attributable to declines in fair value occurring in the period of disposition.

  TRADING SECURITIES

     During 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities and the execution of repurchase agreements. Trading securities and repurchase agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income related to fixed maturities.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     At March 31, 2006 and December 31, 2005, trading securities are $883 million and $825 million, respectively. Repurchase agreements associated with the trading securities portfolio, which are included within other liabilities, are approximately $466 million and $460 million, respectively, at March 31, 2006 and December 31, 2005.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca Citigroup Investments Ltd. ("Tribeca"). Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. MetLife is the majority owner of the feeder fund and consolidates the fund within its consolidated financial statements. At March 31, 2006 and December 31, 2005, approximately $470 million and $452 million, respectively, of trading securities are related to Tribeca and approximately $193 million and $190 million, respectively, of the repurchase agreements are related to Tribeca. Net investment income associated with Tribeca for the three months ended March 31, 2006 includes $11 million of interest and dividends earned and net realized and unrealized gains (losses).

     During the three months ended March 31, 2006 and 2005, excluding Tribeca, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related repurchase agreement liabilities totaled $1 million and $2 million, respectively. Changes in the fair value of such trading securities and repurchase agreement liabilities, excluding Tribeca, held at March 31, 2006 and 2005 total $7 million and ($1) million for the three months ended March 31, 2006 and 2005, respectively.

     Total net investment income (loss) on securities classified as trading and repurchase agreement liabilities for the three months ended March 31, 2006 and 2005, including Tribeca, total $19 million and $1 million, respectively.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

4.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                               MARCH 31, 2006                   DECEMBER 31, 2005
                                       -------------------------------   -------------------------------
                                                     CURRENT MARKET                    CURRENT MARKET
                                                     OR FAIR VALUE                     OR FAIR VALUE
                                       NOTIONAL   --------------------   NOTIONAL   --------------------
                                        AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                       --------   ------   -----------   --------   ------   -----------
                                                                 (IN MILLIONS)
Interest rate swaps..................  $18,410    $  663     $  247      $20,444    $  653     $   69
Interest rate floors.................   10,975        81         --       10,975       134         --
Interest rate caps...................   27,990       285         --       27,990       242         --
Financial futures....................      844         2         23        1,159        12          8
Foreign currency swaps...............   15,349       522      1,010       14,274       527        991
Foreign currency forwards............    4,107        52         70        4,622        64         92
Options..............................      872       355          5          815       356          6
Financial forwards...................    3,396        20         20        2,452        13          4
Credit default swaps.................    5,436         9         11        5,882        13         11
Synthetic GICs.......................    3,738        --         --        5,477        --         --
Other................................      250        26         --          250         9         --
                                       -------    ------     ------      -------    ------     ------
  Total..............................  $91,367    $2,015     $1,386      $94,340    $2,023     $1,181
                                       =======    ======     ======      =======    ======     ======

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At March 31, 2006 and December 31, 2005, the Company owned 1,466 and 3,305 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At both March 31, 2006 and December 31, 2005, the Company owned 213,000 equity financial forwards. Equity financial forwards market values are included in financial forwards in the preceding table. At March 31, 2006 and December 31, 2005, the Company owned 5,237,594 and 4,720,254 equity options, respectively. Equity options market values are included in options in the preceding table.

     This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                               MARCH 31, 2006                   DECEMBER 31, 2005
                                       -------------------------------   -------------------------------
                                                       FAIR VALUE                        FAIR VALUE
                                       NOTIONAL   --------------------   NOTIONAL   --------------------
                                        AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                       --------   ------   -----------   --------   ------   -----------
                                                                 (IN MILLIONS)
Fair value...........................  $ 5,349    $   75     $  136      $ 4,506    $   51     $  104
Cash flow............................    2,357        39        105        8,301        31        505
Foreign operations...................    2,070        17         59        2,005        13         70
Non-qualifying.......................   81,591     1,884      1,086       79,528     1,928        502
                                       -------    ------     ------      -------    ------     ------
  Total..............................  $91,367    $2,015     $1,386      $94,340    $2,023     $1,181
                                       =======    ======     ======      =======    ======     ======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following table provides the settlement payments recorded in income for the:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2006         2005
                                                              -----        -----
                                                                (IN MILLIONS)
Qualifying hedges:
  Net investment income.....................................   $23          $(5)
  Interest credited to policyholder account balances........    (6)           7
  Other expenses............................................    --           (1)
Non-qualifying hedges:
  Net investment gains (losses).............................    35           24
                                                               ---          ---
     Total..................................................   $52          $25
                                                               ===          ===

  FAIR VALUE HEDGES

     The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign-currency-denominated investments and liabilities; and (iii) interest rate futures to hedge against changes in value of fixed rate securities.

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2006         2005
                                                              -----        -----
                                                                (IN MILLIONS)
Changes in the fair value of derivatives....................  $ (6)        $ 22
Changes in the fair value of the items hedged...............   (15)         (21)
                                                              ----         ----
Net ineffectiveness of fair value hedging activities........  $(21)        $  1
                                                              ====         ====

     All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

  CASH FLOW HEDGES

     The Company designates and accounts for the following as cash flow hedges, when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign-currency-denominated investments and liabilities; and (iv) financial forwards to buy and sell securities.

     For the three months ended March 31, 2006 and 2005, the Company recognized net investment gains (losses) of $0 million and ($42) million, respectively, which represented the ineffective portion of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months ended

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

March 31, 2006 and 2005 related to such discontinued cash flow hedges were losses of $1 million and $25 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

     Presented below is a roll forward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                                           THREE MONTHS ENDED        YEAR ENDED        THREE MONTHS ENDED
                                             MARCH 31, 2006      DECEMBER 31, 2005       MARCH 31, 2005
                                           ------------------   --------------------   ------------------
                                                                   (IN MILLIONS)
Other comprehensive income (loss) balance
  at the beginning of the period.........        $(142)                $(456)                $(456)
Gains (losses) deferred in other
  comprehensive income (loss) on the
  effective portion of cash flow
  hedges.................................           (4)                  270                    91
Amounts reclassified to net investment
  gains (losses).........................            5                    44                    25
Amounts reclassified to net investment
  income.................................            1                     2                     1
Amortization of transition adjustment....           (1)                   (2)                   (1)
                                                 -----                 -----                 -----
Other comprehensive income (loss) balance
  at the end of the period...............        $(141)                $(142)                $(340)
                                                 =====                 =====                 =====

  HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS

     The Company uses forward exchange contracts, foreign currency swaps and options to hedge portions of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months ended March 31, 2006 and 2005.

     The Company's consolidated statements of stockholders' equity for the three months ended March 31, 2006 and the year ended December 31, 2005 include gains (losses) of $12 million and ($115) million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At March 31, 2006 and December 31, 2005, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $160 million and $172 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

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

     For the three months ended March 31, 2006 and 2005, the Company recognized as net investment gains (losses) changes in fair value of ($241) million and $40 million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months ended March 31, 2006 and 2005, the Company recorded changes in fair value of ($20) million and $2 million, respectively, as interest credited to policyholder account balances related to derivatives that do not qualify for hedge accounting. For the three months ended March 31, 2006, the Company recorded changes in fair value of ($17) million as net investment income related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting. The Company had no economic hedges of equity method investments in joint ventures for the three months ended March 31, 2005.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and modified coinsurance contracts. The fair value of the Company's embedded derivative assets was $110 million and $50 million at March 31, 2006 and December 31, 2005, respectively. The fair value of the Company's embedded derivative liabilities was $4 million and $45 million at March 31, 2006 and December 31, 2005, respectively. The amounts recorded in net investment gains (losses) during the three months ended March 31, 2006 and 2005 were gains of $101 million and $34 million, respectively.

  CREDIT RISK

     The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.

     The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $189 million and $195 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $423 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2006 and December 31, 2005, none of the collateral had been sold or repledged.

     As of March 31, 2006 and December 31, 2005, the Company provided collateral of $6 million and $4 million, respectively, which is included in other assets in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Liabilities and assets designated to the closed block are as follows:

                                                               MARCH 31,      DECEMBER 31,
                                                                  2006            2005
                                                              ------------   ---------------
                                                                      (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................    $42,706          $42,759
Other policyholder funds....................................        280              257
Policyholder dividends payable..............................        718              693
Policyholder dividend obligation............................        814            1,607
Payables for collateral under securities loaned and other
  transactions..............................................      5,160            4,289
Other liabilities...........................................        262              200
                                                                -------          -------
     Total closed block liabilities.........................     49,940           49,805
                                                                -------          -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $29,303 and $27,892, respectively)....     29,915           29,270
  Trading securities, at fair value (cost: $2 and $3,
     respectively)..........................................          2                3
  Equity securities available-for-sale, at fair value (cost:
     $1,188 and $1,180, respectively).......................      1,410            1,341
  Mortgage loans on real estate.............................      7,644            7,790
  Policy loans..............................................      4,131            4,148
  Short-term investments....................................         26               41
  Other invested assets.....................................        382              477
                                                                -------          -------
     Total investments......................................     43,510           43,070
Cash and cash equivalents...................................        450              512
Accrued investment income...................................        483              506
Deferred income taxes.......................................        735              902
Premiums and other receivables..............................        259              270
                                                                -------          -------
     Total assets designated to the closed block............     45,437           45,260
                                                                -------          -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................      4,503            4,545
                                                                -------          -------
Amounts included in accumulated other comprehensive income
  (loss):
  Net unrealized investment gains, net of deferred income
     taxes of $299 and $554, respectively...................        535              985
  Unrealized derivative gains (losses), net of deferred
     income tax benefit of $(17) and $(17), respectively....        (31)             (31)
  Allocated to policyholder dividend obligation, net of
     deferred income tax benefit of $(283) and $(538),
     respectively...........................................       (504)            (954)
                                                                -------          -------
  Total amounts included in accumulated other comprehensive
     income (loss)..........................................         --               --
                                                                -------          -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................    $ 4,503          $ 4,545
                                                                =======          =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Information regarding the closed block policyholder dividend obligation is as follows:

                                                         THREE MONTHS ENDED    YEAR ENDED
                                                             MARCH 31,        DECEMBER 31,
                                                                2006              2005
                                                         ------------------   ------------
                                                                   (IN MILLIONS)
Balance at beginning of period.........................        $1,607            $2,243
Impact on revenues, net of expenses and income taxes...           (88)               (9)
Change in unrealized investment and derivative gains
  (losses).............................................          (705)             (627)
                                                               ------            ------
Balance at end of period...............................        $  814            $1,607
                                                               ======            ======

     Closed block revenues and expenses are as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2006       2005
                                                              -------    -------
                                                                (IN MILLIONS)
REVENUES
Premiums....................................................  $  698     $  719
Net investment income and other revenues....................     594        599
Net investment gains (losses)...............................     (64)       (21)
                                                              ------     ------
     Total revenues.........................................   1,228      1,297
                                                              ------     ------
EXPENSES
Policyholder benefits and claims............................     821        812
Policyholder dividends......................................     366        363
Change in policyholder dividend obligation..................     (88)       (12)
Other expenses..............................................      64         66
                                                              ------     ------
     Total expenses.........................................   1,163      1,229
                                                              ------     ------
Revenues, net of expenses before income taxes...............      65         68
Income taxes................................................      23         24
                                                              ------     ------
Revenues, net of expenses and income taxes..................  $   42     $   44
                                                              ======     ======

     The change in maximum future earnings of the closed block is as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2006       2005
                                                              -------    -------
                                                                (IN MILLIONS)
Balance at end of period....................................  $4,503     $4,668
Balance at beginning of period..............................   4,545      4,712
                                                              ------     ------
Change during period........................................  $  (42)    $  (44)
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

6.  CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2006.

     Sales Practices Claims

     Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company, with which Metropolitan Life merged in 1996 ("New England Mutual"), and General American Life Insurance Company, which was acquired in 2000 ("General American"), have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits generally are referred to as "sales practices claims."

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

     Similar sales practices class actions against New England Mutual and General American have been settled. In October 2000, a federal court approved a settlement resolving sales practices claims on behalf of a class of owners of permanent life insurance policies issued by New England Mutual between January 1, 1983 through August 31, 1996. A federal court has approved a settlement resolving sales practices claims on behalf

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

of a class of owners of permanent life insurance policies issued by General American between January 1, 1982 through December 31, 1996. An appellate court has affirmed the order approving the settlement.

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits or other proceedings relating to the sale of mutual funds and other products, have been brought. As of March 31, 2006, there are approximately 332 sales practices litigation matters pending against Metropolitan Life; approximately 46 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); approximately 44 sales practices litigation matters pending against General American; and approximately 28 sales practices litigation matters pending against Walnut Street Securities, Inc. ("Walnut Street"). In addition, similar litigation matters are pending against MetLife Securities, Inc. ("MSI"). Metropolitan Life, New England, General American, MSI and Walnut Street continue to defend themselves vigorously against these litigation matters. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or have gone to trial. The outcomes of trials have varied, and appeals are pending in several matters. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

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

     As reported in the 2005 Annual Report, Metropolitan Life received approximately 18,500 asbestos-related claims in 2005. During the three months ended March 31, 2006 and 2005, Metropolitan Life received approximately 2,220 and 5,900 asbestos-related claims, respectively.

     See Note 12 of Notes to Consolidated Financial Statements included in the 2005 Annual Report for historical information concerning asbestos claims and MetLife's increase of its recorded liability at December 31, 2002.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims, $15.1 million with respect to 2004 claims, $12.7 million with respect to 2005 claims and estimated as of March 31, 2006, to be approximately $60.7 million in the aggregate, including future years.

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

     Ten lawsuits are pending against MPC (five in Louisiana and five in Mississippi) relating to Hurricane Katrina, including two purported class actions in Louisiana. It is reasonably possible other actions will be filed. The Company intends to vigorously defend these matters.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On May 2, 2006, the trial court issued a decision granting plaintiffs' motion to certify a litigation class with respect to their claim that defendants violated section 7312 of the New York Insurance Law, but finding that plaintiffs had not met the requirements for certifying a class with respect to a fraud claim. Defendants have a right to appeal this decision. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners sought to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. On November 10, 2005, the trial court granted respondents' motions to dismiss this proceeding. Petitioners have filed a notice of appeal. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life and the Holding Company filed a petition seeking permission for an interlocutory appeal from this order; on or about March 29, 2006, the United States Court of Appeals for the Second Circuit denied the petition. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Other

     A putative class action which commenced in October 2000 is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life's motion for summary judgment was granted. Plaintiffs have moved for reconsideration.

     In May 2003, the American Dental Association and three individual providers sued MetLife and Cigna in a purported class action lawsuit brought in the United States District Court for the Southern District of Florida. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the matter. The district court has granted in part and denied in part MetLife's motion to dismiss. MetLife has filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which will stay the lawsuit indefinitely.

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a Wells Notice stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. General American has responded to the Wells Notice. The Company is fully cooperating with regard to regulatory requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

     In April 2006, the SEC and Metropolitan Life Insurance Company resolved a formal investigation of Metropolitan Life relating to certain sales by a former MetLife sales representative to the Sheriff's Department of Fulton County, Georgia. The settlement includes a payment to the SEC of a $250,000 fine.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     As previously disclosed, the NASD staff notified MSI, New England Securities Corporation ("NES") and Walnut Street, all direct or indirect subsidiaries of MetLife, Inc., that it has made a preliminary determination to file charges of violations of the NASD's and the SEC's rules against the firms. The pending investigation was initiated after the firms reported to the NASD that a limited number of mutual fund transactions processed by firm representatives and at the firms' consolidated trading desk, during the period April through December 2003, had been received from customers after 4:00 p.m., Eastern time, and received

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

the same day's net asset value. The potential charges of violations of the NASD's and the SEC's rules relate to the processing of transactions received after 4:00 p.m., the firms' maintenance of books and records, supervisory procedures and responses to the NASD's information requests. Under the NASD's procedures, the firms have submitted a response to the NASD staff. The NASD staff has not made a formal recommendation regarding whether any action alleging violations of the rules should be filed. MetLife continues to cooperate fully with the NASD.

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

     In February 2006, the SEC commenced a formal investigation of NES in connection with the suitability of its sales of variable universal life insurance policies. The Company believes that others in the insurance industry are the subject of similar investigations by the SEC. NES is cooperating fully with the SEC.

     MSI received in 2005 a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate's mutual funds. A response has been submitted and MSI intends to cooperate fully with the Illinois Department of Securities.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against MetLife Life and Annuity Company of Connecticut ("MLAC"), formerly The Travelers Life and Annuity Company, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court's certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. MLAC and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, formerly The Travelers Insurance Company, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, two arbitration matters were commenced in 2005 against Tower Square. In one of the matters, defendants include other unaffiliated broker-dealers with whom the registered representative was formerly registered. In May 2006, Tower Square received a lawsuit filed by two claimants in Connecticut state court. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases. In another matter, the NASD has made a preliminary determination that Tower Square violated certain NASD rules relating to supervisory procedures, documentation and compliance with the firm's anti-money laundering program. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Metropolitan Life also has been named as a defendant in numerous silicosis, welding and mixed dust cases in various states. The Company intends to defend itself vigorously against these cases.

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

  IMPACT OF HURRICANES

     On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama causing catastrophic damage to these coastal regions. During the three months ended March 31, 2006, the Company reduced its total net losses recognized related to the catastrophe by $2 million, to $132 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments at March 31, 2006. The Auto & Home segment reduced its total net losses recognized related to the catastrophe by $2 million to $118 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments at March 31, 2006. There was no change in the Institutional segment's total net losses recognized related to the catastrophe of $14 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments at March 31, 2006. During the first quarter of 2006, MetLife's gross losses from Katrina were reduced by $1 million to approximately $334 million at March 31, 2006, primarily arising from the Company's homeowners business.

     On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. During the three months ended March 31, 2006, the Company's Auto & Home segment reduced its recognized total losses related to the catastrophe by $2 million to $30 million, net of income taxes and reinsurance recoverables. MetLife's gross losses from Hurricane Wilma were increased by $2 million during the three months ended March 31, 2006 to approximately $59 million at March 31, 2006 arising from the Company's homeowners and automobile businesses.

     Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, as discussed above, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging denial of claims for damages caused to

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company ("MPC") is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company's hurricane-related claim exposure and losses. Based on information known by management as of March 31, 2006, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company's unaudited interim condensed consolidated financial statements.

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

COMMITMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $2,704 million and $2,684 million at March 31, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2,533 million and $2,974 million at March 31, 2006 and December 31, 2005, respectively.

  OTHER COMMITMENTS

     MetLife Insurance Company of Connecticut ("MICC"), formerly The Travelers Insurance Company, is a member of the Federal Home Loan Bank of Boston (the "FHLB of Boston") and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company's consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC's residential mortgages and mortgage-backed securities to collateralize MICC's obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC the FHLB of Boston's recovery is limited to the amount of MICC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the FHLB of Boston as of March 31, 2006 and December 31, 2005 is $926 million and $1.1 billion, respectively, which is included in policyholder account balances.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     MetLife Bank, National Association ("MetLife Bank" or "MetLife Bank, N.A.") is a member of the Federal Home Loan Bank of New York (the "FHLB of NY") and holds $46 million and $43 million of common stock of the FHLB of NY, at March 31, 2006 and December 31, 2005, respectively, which is included in equity securities on the Company's consolidated balance sheets. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank's residential mortgages and mortgage-backed securities to collateralize MetLife Bank's obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank the FHLB of NY's recovery is limited to the amount of MetLife Bank's liability under the outstanding repurchase agreements. The amount of the Company's liability for repurchase agreements with the FHLB of NY as of March 31, 2006 and December 31, 2005 are $938 million and $855 million, respectively, which is included in long-term debt.

     On December 12, 2005, Reinsurance Group of America, Incorporated ("RGA") repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company's ownership percentage of RGA to approximately to 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At March 31, 2006, the Company's ownership percentage of RGA remains at approximately 53%.

GUARANTEES

     In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, with a cumulative maximum of $3.5 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

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

     In the first quarter of 2006, the Company did not record any additional liabilities for indemnities, guarantees and commitments. In the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in connection with a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments the Company could be required to pay under these indemnities is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the Company's consolidated balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The Company's recorded liabilities at both March 31, 2006 and December 31, 2005 for indemnities, guarantees and commitments were $9 million.

     In connection with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $491 million at March 31, 2006. The credit default swaps expire at various times during the next ten years.

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

     The components of net periodic benefit cost were as follows:

                                                                              OTHER
                                            PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                           ------------------        -----------------------
                                           THREE MONTHS ENDED          THREE MONTHS ENDED
                                               MARCH 31,                    MARCH 31,
                                           ------------------        -----------------------
                                            2006        2005          2006            2005
                                           ------      ------        -------         -------
                                                           (IN MILLIONS)
Service cost.............................  $  40       $  36          $  9            $  9
Interest cost............................     85          79            30              30
Expected return on plan assets...........   (115)       (112)          (21)            (20)
Amortization of prior service cost.......      2           4            (9)             (5)
Amortization of prior actuarial losses...     33          29             6               4
                                           -----       -----          ----            ----
Net periodic benefit cost................  $  45       $  36          $ 15            $ 18
                                           =====       =====          ====            ====

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The Company disclosed in Note 13 of Notes to Consolidated Financial Statements included in the 2005 Annual Report, that those subsidiaries which participate in the pension and other postretirement benefit plans discussed above expected to contribute to such plans $187 million and $128 million, respectively, in 2006. During the three months ended March 31, 2006, contributions of $158 million have been made to the pension plans and it is anticipated that certain subsidiaries will contribute an additional $30 million to fund such pension plans in 2006, for a total of $188 million. As of March 31, 2006, contributions of $25 million have been made to the other postretirement benefit plans.

8.  EQUITY

  PREFERRED STOCK

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

     Effective March 6, 2006, the Holding Company's board of directors declared dividends of $0.3432031 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on March 15, 2006 to shareholders of record as of February 28, 2006.

     See Note 14 of Notes to Consolidated Financial Statements included in the 2005 Annual Report for further information.

  COMMON STOCK

     The Company did not acquire any shares of the Holding Company's common stock during the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2006 and 2005, 620,877 and 643,332 shares of common stock were issued from treasury stock for $21 million in both periods. At March 31, 2006, the Holding Company had approximately $716 million remaining on the October 26, 2004 common stock repurchase program. As a result of the acquisition of Travelers, the Holding Company has suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  STOCK-BASED COMPENSATION

  Overview

     As described more fully in Note 1, effective January 1, 2006, the Company adopted SFAS 123(r) using the modified prospective transition method. The adoption of SFAS 123(r) did not have a significant impact on the Company's consolidated financial position or consolidated results of operations.

  Description of Plans

     The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the "Stock Incentive Plan"), authorized the granting of awards in the form of options to buy shares of Holding Company common stock ("Stock Options") that either qualify as incentive Stock Options under Section 422A of the Internal Revenue Code or are non-qualified. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the "Directors Stock Plan"), authorized the granting of awards in the form of Share Awards, non-qualified Stock Options, or a combination of the foregoing to outside Directors of the Holding Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the "2005 Stock Plan"), awards granted may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock
Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the "2005 Directors Stock Plan"), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The Stock Incentive Plan, Directors Stock Plan, 2005 Stock Plan, the 2005 Directors Stock Plan and the LTPCP, as described below, are hereinafter collectively referred to as the "Incentive Plans."

     The aggregate number of shares reserved for issuance under the 2005 Stock Plan and the LTPCP is 68,000,000, plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of Stock Options. Additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 12,285,419 as of March 31, 2006. There were no shares carried forward from the Directors Stock Plan. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan are 2,000,000. As of March 31, 2006, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan were 67,419,164 and 1,970,919, respectively.

     Stock Option exercises and other stock-based awards to employees settled in shares are satisfied through the issuance of shares held in treasury by the Company. Although the Company has suspended the currently authorized share repurchase program, as described previously, sufficient treasury shares exist to satisfy foreseeable obligations under the Incentive Plans.

     Compensation expense related to awards under the Incentive Plans is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. Compensation expense of $50 million and $23 million, and income tax benefits of $17 million and $8 million, related to the Incentive Plans was recognized for the three months ended March 31, 2006 and 2005, respectively. Compensation

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements.

     As described in Note 1, the Company changed its policy prospectively for recognizing expense for stock-based awards to retirement eligible employees. Had the Company continued to recognize expense over the stated requisite service period, compensation expense related to the Incentive Plans would have been $26 million, rather than $50 million, for the three-months ended March 31, 2006. Had the Company applied the policy of recognizing expense related to stock-based compensation over the shorter of the requisite service period or the period to attainment of retirement eligibility for awards granted prior to January 1, 2006, proforma compensation expense would have been $40 million for the three months ended March 31, 2006. Proforma compensation expense for the three months ended March 31, 2005 under the revised policy would not have been materially different from the actual expense recognized.

  Stock Options

     All Stock Options granted had an exercise price equal to the closing price of the Holding Company's stock as reported on the New York Stock Exchange on the date of grant, and have a maximum term of ten years. Certain Stock Options granted under the Stock Incentive Plan and the 2005 Stock Plan have or will become exercisable over a three year period commencing with the date of grant, while other Stock Options have or will become exercisable three years after the date of grant. Stock Options issued under the Directors Stock Plan were exercisable immediately. The date at which a Stock Option issued under the 2005 Directors Stock Plan becomes exercisable is determined at the time such Stock Option is granted.

     A summary of the activity related to Stock Options for the three months ended March 31, 2006 is presented. The aggregate intrinsic value was computed using the closing share price on March 31, 2006 of $48.37 and $49.00 on December 30, 2005, as applicable.

                                                                      WEIGHTED
                                                                      AVERAGE
                                                      WEIGHTED       REMAINING
                                    SHARES UNDER      AVERAGE       CONTRACTUAL       AGGREGATE
                                       OPTION      EXERCISE PRICE       TERM       INTRINSIC VALUE
                                    ------------   --------------   ------------   ---------------
                                                                      (YEARS)       (IN MILLIONS)
Outstanding at January 1, 2006....   24,381,783        $31.83           6.92            $419
                                                       ======           ====            ====
  Granted.........................    3,636,850
  Exercised.......................     (616,588)
  Canceled/Expired................      (39,450)
  Forfeited.......................      (68,444)
                                     ----------
Outstanding at March 31, 2006.....   27,294,151        $34.30           7.24            $384
                                     ==========        ======           ====            ====
Aggregate number of stock options
  expected to vest at March 31,
  2006............................   26,525,376        $34.03           7.16            $380
                                     ==========        ======           ====            ====
Exercisable, March 31, 2006.......   17,802,042        $29.97           6.21            $327
                                     ==========        ======           ====            ====

     Prior to January 1, 2005, the Black-Scholes model was used to determine the fair value of Stock Options granted and recognized in the financial statements or as reported in the pro forma disclosure which follows. The fair value of Stock Options issued on or after January 1, 2005 was estimated on the date of grant using a binomial lattice model. The Company made this change because lattice models produce more accurate option values due to the ability to incorporate assumptions about grantee exercise behavior resulting from changes in the price of the underlying shares. In addition, lattice models allow for changes in critical assumptions over the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

life of the option in comparison to closed-form models like Black-Scholes, which require single-value assumptions at the time of grant.

     The Company used daily historical volatility since the inception of trading when calculating Stock Option values using the Black-Scholes model. In conjunction with the change to the binomial lattice model, the Company began estimating expected future volatility based on an analysis of historical prices of the Holding Company's common stock and call options on that common stock traded on the open market. The Company uses a weighted-average of the implied volatility for publicly traded call options with the longest remaining maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly closing prices of the Holding Company's common stock. The Company chose a monthly measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on longer-term trends in the price of the underlying shares rather than on daily price movements.

     The risk-free rate is based on observed interest rates for instruments with maturities similar to the expected term of the Stock Options. Whereas the Black-Scholes model requires a single spot rate for instruments with a term matching the expected life of the option at the valuation date, the binomial lattice model allows for the use of different rates for each year over the contractual term of the option. The table below presents the full range of imputed forward rates for U.S. Treasury Strips that was used in the binomial lattice model over the contractual term of all Stock Options granted in the period.

     Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the Stock Option.

     Use of the Black-Scholes model requires an input of the expected life of the Stock Options, or the average number of years before Stock Options will be exercised or expired. The Company estimated expected life using the historical average years to exercise or cancellation and average remaining years outstanding for vested Stock Options. Alternatively, the binomial model used by the Company incorporates the contractual term of the Stock Options and then considers expected exercise behavior and a post-vesting termination rate, or the rate at which vested options are exercised or expire prematurely due to termination of employment, to derive an expected life. The post-vesting termination rate is determined from actual historical exercise and expiration activity under the Incentive Plans. Exercise behavior in the binomial lattice model used by the Company is expressed using an exercise multiple, which reflects the ratio of exercise price to the strike price of Stock Options granted at which holders of the Stock Options are expected to exercise. The exercise multiple is derived from actual historical exercise activity.

     No significant Stock Option grants were made during the three months ending March 31, 2005. The following weighted-average assumptions, with the exception of risk-free rate, which is expressed as a range, were used to determine the fair value of Stock Options issued during the three months ended March 31, 2006:

Dividend yield..............................................     1.04%
Risk-free rate of return....................................  4.16%-4.94%
Expected volatility.........................................     22.08%
Exercise multiple...........................................      1.52
Post-vesting termination rate...............................     4.11%
Contractual term (years)....................................       10
Weighted average exercise price of stock options granted....     $50.12
Weighted average fair value of stock options granted........     $13.82

     Compensation expense related to Stock Option awards expected to vest and granted prior to January 1, 2006 is recognized ratably over the requisite service period, which equals the vesting term. Compensation

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

expense related to Stock Option awards expected to vest and granted on or after January 1, 2006 is recognized ratably over the requisite service period or the period to retirement eligibility, if shorter. Compensation expense of $23 million and $10 million, related to Stock Options was recognized for the three months ended March 31, 2006 and 2005, respectively.

     Had compensation expense for grants awarded prior to January 1, 2003 been determined based on the fair value at the date of grant, the Company's earnings and earnings per common share amounts would have been reduced to the following pro forma amounts for the three months ended March 31, 2005:

                                                               (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
Net income available to common shareholders.................          $ 987
Add: Stock-option based employee compensation expense
     included in  reported net income, net of income
     taxes..................................................              7
Deduct: Total stock-option based employee compensation
     determined under  fair value based method for all
     awards, net of income taxes............................             (8)
                                                                      -----
Pro forma net income available to common shareholders.......          $ 986
                                                                      =====
BASIC EARNINGS PER COMMON SHARE
As reported.................................................          $1.34
                                                                      =====
Pro forma...................................................          $1.34
                                                                      =====
DILUTED EARNINGS PER COMMON SHARE
As reported.................................................          $1.33
                                                                      =====
Pro forma...................................................          $1.33
                                                                      =====

     As of March 31, 2006, there was $80 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 2.13 years.

     The following is a summary of Stock Option exercise activity for the:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2006          2005
                                                              -----         -----
                                                                 (IN MILLIONS)
Total intrinsic value of stock options exercised............   $13           $ 7
Cash received from exercise of stock options................   $18           $19
Tax benefit realized from stock options exercised...........   $ 4           $ 2

  Performance Shares

     Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a factor of 0.0 to 2.0. The factor applied is based on measurements of the Holding Company's performance with respect to: (i) the change in annual net operating earnings per share, as defined; and (ii) the proportionate total shareholder return, as defined, with reference to the three-year performance period relative to other companies in the Standard & Poor's Insurance Index with reference to the same three-year period. Performance Share awards will normally vest in their entirety at the end of the three-year performance period

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

(subject to certain contingencies) and will be payable entirely in shares of the Holding Company common stock.

     No Performance Shares were granted during the three months ended March 31, 2005. The following is a summary of Performance Share activity for the three months ended March 31, 2006:


Outstanding at January 1, 2006..............................   1,029,700
  Granted...................................................     875,975
  Forfeited.................................................      (6,250)
                                                               ---------
Outstanding at March 31, 2006...............................   1,899,425
                                                               =========
Performance Shares expected to vest at March 31, 2006.......   1,812,360
                                                               =========

     Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period. None of the Performance Shares vested during the three months ended March 31, 2006.

     Performance Share awards are accounted for as equity awards but are not credited with dividend-equivalents for actual dividends paid on the Holding Company common stock during the performance period. Accordingly, the fair value of Performance Shares is based upon the closing price of the Holding Company common stock on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period. The grant date fair value of Performance Shares issued during the three months ended March 31, 2006 was $48.40.

     Compensation expense related to initial Performance Shares expected to vest and granted prior to January 1, 2006 is recognized ratably during the performance period. Compensation expense related to initial Performance Shares expected to vest and granted on or after January 1, 2006 is recognized ratably over the performance period or the period to retirement eligibility, if shorter. Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period. Compensation expense of $24 million and $3 million, related to Performance Shares was recognized for the three months ended March 31, 2006 and 2005, respectively.

     As of March 31, 2006, there was $68 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 2.08 years.

  Long-Term Performance Compensation Plan

     Prior to January 1, 2005, the Company granted stock-based compensation to certain members of management under LTPCP. Each participant was assigned a target compensation amount (an "Opportunity Award") at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Holding Company's common stock over the three-year performance period, subject to limited further adjustment approved by the Holding Company's Board of Directors. Payments on the Opportunity Awards are normally payable in their entirety (subject to certain contingencies) at the end of the three-year performance period, and may be paid in whole or in part with shares of the Holding Company's common stock, as approved by the Holding Company's Board of Directors. There were no new grants under the LTPCP during the three months ended March 31, 2006 or 2005.

     A portion of each Opportunity Award under the LTPCP is expected to be settled in shares of the Holding Company's common stock while the remainder will be settled in cash. The portion of the Opportunity Award expected to be settled in shares of the Holding Company's common stock is accounted for as an equity award

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

with the fair value of the award determined based upon the closing price of the Holding Company's common stock on the date of grant. The compensation expense associated with the equity award, based upon the grant date fair value, is recognized into expense ratably over the respective three-year performance period. The portion of the Opportunity Award expected to be settled in cash is accounted for as a liability and is remeasured using the closing price of the Holding Company's common stock on the final day of each subsequent reporting period during the three-year performance period.

     Compensation expense of $3 million and $10 million, related to LTPCP Opportunity Awards was recognized for the three months ended March 31, 2006 and 2005, respectively.

     The aggregate fair value of LTPCP Opportunity Awards outstanding at March 31, 2006 was $104 million, of which $10 million was not yet recognized. It is expected that these remaining costs will be recognized during 2006. LTPCP Opportunity Awards with an aggregate fair value of $65 million vested during the three months ended March 31, 2006. Payment in the form of 906,989 shares and $16 million in cash was made in the following quarter. It is expected that approximately 760,000 additional shares and $12 million in cash will be issued in future settlement of LTPCP Opportunity Awards expected to become payable in the second quarter of 2007.

  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006        2005
                                                              --------     ------
                                                                 (IN MILLIONS)
Net income..................................................  $   747      $ 987
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative instruments, net
     of income taxes........................................        1        100
  Unrealized investment gains (losses), net of related
     offsets and income taxes...............................   (1,323)      (884)
  Foreign currency translation adjustment...................       --        (63)
  Minimum pension liability adjustment......................       --         47
                                                              -------      -----
Other comprehensive income (loss):..........................   (1,322)      (800)
                                                              -------      -----
     Comprehensive income (loss)............................  $  (575)     $ 187
                                                              =======      =====

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

9.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2006        2005
                                                              ------      ------
                                                                (IN MILLIONS)
Compensation................................................  $  800      $  675
Commissions.................................................     846         690
Interest and debt issue cost................................     211         131
Amortization of DAC and VOBA................................     602         543
Capitalization of DAC.......................................    (883)       (767)
Rent, net of sublease income................................      70          94
Minority interest...........................................      59          50
Insurance taxes.............................................     160         119
Other.......................................................     633         436
                                                              ------      ------
  Total other expenses......................................  $2,498      $1,971
                                                              ======      ======

10.  EARNINGS PER COMMON SHARE

     The following presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              -----------------------------------
                                                                   2006                2005
                                                              ---------------     ---------------
                                                              (IN MILLIONS, EXCEPT SHARE AND PER
                                                                          SHARE DATA)
Weighted average common stock outstanding for basic earnings
  per common share..........................................    762,043,823         733,997,727
Incremental common shares from assumed:
     Exercise or issuance of stock-based awards.............      6,760,812           5,575,712
                                                               ------------        ------------
Weighted average common stock outstanding for diluted
  earnings per common share.................................    768,804,635         739,573,439
                                                               ============        ============
EARNINGS PER COMMON SHARE BEFORE PREFERRED STOCK DIVIDENDS:

  INCOME FROM CONTINUING OPERATIONS.........................   $        750        $        800
                                                               ============        ============
     Basic..................................................   $       0.98        $       1.09
                                                               ============        ============
     Diluted................................................   $       0.98        $       1.08
                                                               ============        ============
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME
     TAXES..................................................   $         (3)       $        187
                                                               ============        ============
     Basic..................................................   $         --        $       0.25
                                                               ============        ============
     Diluted................................................   $         --        $       0.25
                                                               ============        ============
  NET INCOME................................................   $        747        $        987
                                                               ============        ============
     Basic..................................................   $       0.98        $       1.34
                                                               ============        ============
     Diluted................................................   $       0.97        $       1.33
                                                               ============        ============

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              -----------------------------------
                                                                   2006                2005
                                                              ---------------     ---------------
                                                              (IN MILLIONS, EXCEPT SHARE AND PER
                                                                          SHARE DATA)
EARNINGS PER COMMON SHARE AFTER PREFERRED STOCK DIVIDENDS:

  INCOME FROM CONTINUING OPERATIONS.........................   $        750        $        800
  Preferred stock dividends.................................             33                  --
                                                               ------------        ------------
  INCOME FROM CONTINUING OPERATIONS AVAILABLE TO COMMON
     SHAREHOLDERS...........................................   $        717        $        800
                                                               ============        ============
     Basic..................................................   $       0.94        $       1.09
                                                               ============        ============
     Diluted................................................   $       0.93        $       1.08
                                                               ============        ============
  NET INCOME................................................   $        747        $        987
  Preferred stock dividends.................................             33                  --
                                                               ------------        ------------
  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS...............   $        714        $        987
                                                               ============        ============
     Basic..................................................   $       0.94        $       1.34
                                                               ============        ============
     Diluted................................................   $       0.93        $       1.33
                                                               ============        ============

     In connection with the acquisition of Travelers, the Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units consist of stock purchase contracts issued by the Holding Company. The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the weighted average market price of the Holding Company's common stock is greater than or equal to the threshold appreciation price of $53.10. During the period from the date of issuance through March 31, 2006, the weighted average market price of the Holding Company's common stock was less than the threshold appreciation price. Accordingly, the stock purchase contracts did not have an impact on diluted earnings per common share.

     See Note 9 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

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

     Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. As a part of the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

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

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 12 for disclosures regarding discontinued operations, including real estate.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Set forth in the tables below is certain financial information with respect to the Company's segments, as well as Corporate & Other, for the three months ended March 31, 2006 and 2005. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding net investment gains (losses), net of income taxes, adjustments related to net investment gains (losses), net of income taxes, the impact from discontinued operations, other than discontinued real estate, net of income taxes, less preferred stock dividends. Scheduled periodic settlement payments on derivative instruments not qualifying for hedge accounting are included in net investment gains (losses). The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

                                                                         AUTO &
FOR THE THREE MONTHS ENDED MARCH 31, 2006  INSTITUTIONAL   INDIVIDUAL     HOME      INTERNATIONAL   REINSURANCE
-----------------------------------------  -------------   ----------   ---------   -------------   -----------
                                                                      (IN MILLIONS)
Premiums..........                            $2,989         $1,082       $724          $631           $993
Universal life and investment-type
  product policy fees...                         201            790         --           184             --
Net investment income...                       1,764          1,741         45           235            175
Other revenues....                               170            125          7             4             15
Net investment gains (losses)...                (321)          (263)         1            20              7
Policyholder benefits and claims...            3,364          1,265        452           503            813
Interest credited to policyholder account
  balances........                               589            476         --            87             63
Policyholder dividends...                         --            419          1             2             --
Other expenses....                               533            851        201           327            275
Income (loss) from continuing operations
  before provision (benefit) for income
  taxes...........                               317            464        123           155             39
Income (loss) from discontinued
  operations, net of income taxes...              --             (1)        --            --             --
Net income........                               213            304         91           104             26

                                            CORPORATE &
FOR THE THREE MONTHS ENDED MARCH 31, 2006      OTHER        TOTAL
-----------------------------------------  --------------   ------
                                                (IN MILLIONS)
Premiums..........                              $ 9         $6,428
Universal life and investment-type
  product policy fees...                         --          1,175
Net investment income...                        279          4,239
Other revenues....                                7            328
Net investment gains (losses)...                (29)          (585)
Policyholder benefits and claims...               8          6,405
Interest credited to policyholder account
  balances........                               --          1,215
Policyholder dividends...                        (1)           421
Other expenses....                              311          2,498
Income (loss) from continuing operations
  before provision (benefit) for income
  taxes...........                              (52)         1,046
Income (loss) from discontinued
  operations, net of income taxes...             (2)            (3)
Net income........                                9            747

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                                         AUTO &
FOR THE THREE MONTHS ENDED MARCH 31, 2005  INSTITUTIONAL   INDIVIDUAL     HOME      INTERNATIONAL   REINSURANCE
-----------------------------------------  -------------   ----------   ---------   -------------   -----------
                                                                      (IN MILLIONS)
Premiums..........                            $2,844         $1,028       $728          $466           $903
Universal life and investment-type
  product policy fees...                         193            479         --           119             --
Net investment income...                       1,219          1,526         43           149            150
Other revenues....                               161            112          9             3             11
Net investment gains (losses)...                  22             52         --            --             28
Policyholder benefits and claims...            3,111          1,206        478           394            739
Interest credited to policyholder account
  balances........                               301            392         --            47             56
Policyholder dividends...                         --            409         --             2             --
Other expenses....                               510            650        199           175            253
Income (loss) from continuing operations
  before provision (benefit) for income
  taxes...........                               517            540        103           119             44
Income (loss) from discontinued
  operations, net of income taxes...               7             12         --            (1)            --
Net income........                               349            368         76            76             29

                                            CORPORATE &
FOR THE THREE MONTHS ENDED MARCH 31, 2005      OTHER        TOTAL
-----------------------------------------  --------------   ------
                                                (IN MILLIONS)
Premiums..........                             $  (3)       $5,966
Universal life and investment-type
  product policy fees...                          --           791
Net investment income...                         129         3,216
Other revenues....                                 3           299
Net investment gains (losses)...                (117)          (15)
Policyholder benefits and claims...               (2)        5,926
Interest credited to policyholder account
  balances........                                (1)          795
Policyholder dividends...                          4           415
Other expenses....                               184         1,971
Income (loss) from continuing operations
  before provision (benefit) for income
  taxes...........                              (173)        1,150
Income (loss) from discontinued
  operations, net of income taxes...             169           187
Net income........                                89           987

     The following table presents assets with respect to the Company's segments, as well as Corporate & Other, at:

                                                               MARCH 31,      DECEMBER 31,
                                                                  2006            2005
                                                              ------------   ---------------
                                                                      (IN MILLIONS)
Institutional...............................................    $183,885        $176,401
Individual..................................................     235,058         228,325
Auto & Home.................................................       5,407           5,397
International...............................................      19,285          18,624
Reinsurance.................................................      16,398          16,049
Corporate & Other...........................................      39,069          36,849
                                                                --------        --------
  Total.....................................................    $499,102        $481,645
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

     Revenues derived from any customer did not exceed 10% of consolidated revenues. Revenues from U.S. operations were $10,105 million and $9,155 million for the three months ended March 31, 2006 and 2005, respectively, which represented 87% and 89%, respectively, of consolidated revenues.

12.  DISCONTINUED OPERATIONS

  REAL ESTATE

     The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

     The following table presents the components of income from discontinued real estate operations:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2006         2005
                                                              ------       ------
                                                                 (IN MILLIONS)
Investment income...........................................    $ 1         $ 82
Investment expense..........................................     (1)         (43)
Net investment gains (losses)...............................     (5)          18
                                                                ---         ----
  Total revenues............................................     (5)          57
Provision (benefit) for income taxes........................     (2)          20
                                                                ---         ----
  Income (loss) from discontinued operations, net of income
     taxes..................................................    $(3)        $ 37
                                                                ===         ====

     The carrying value of real estate related to discontinued operations was $23 million and $22 million at March 31, 2006 and December 31, 2005, respectively.

     The following table shows the discontinued real estate operations by segment:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2006         2005
                                                              -----        -----
                                                                (IN MILLIONS)
Net investment income
  Institutional.............................................   $--          $10
  Individual................................................    --            7
  Corporate & Other.........................................    --           22
                                                               ---          ---
     Total net investment income............................   $--          $39
                                                               ===          ===
Net investment gains (losses)
  Institutional.............................................   $--          $ 2
  Individual................................................    (2)          12
  Corporate & Other.........................................    (3)           4
                                                               ---          ---
     Total net investment gains (losses)....................   $(5)         $18
                                                               ===          ===

     In May 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in second quarter 2005 gains, net of income taxes, of $431 million and $762 million, respectively. Net investment income on One Madison Avenue and 200 Park Avenue was $11 million and $16 million, respectively, for the three months ended March 31, 2005 and is included in income from discontinued operations in the accompanying interim condensed consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

  OPERATIONS

     On September 29, 2005, the Company completed the sale of MetLife Indonesia to a third party resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

income (loss) from discontinued operations of ($1) million, net of income taxes, for the three months ended March 31, 2005. The Company reclassified the operations of MetLife Indonesia into discontinued operations for all periods presented.

     The following table presents the amounts related to the operations of MetLife Indonesia that has been combined with the discontinued real estate operations in the interim condensed consolidated income statement:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                      2005
                                                               ------------------
                                                                 (IN MILLIONS)
Revenues....................................................         $   2
Expenses....................................................             3
                                                                     -----
Income (loss) before provision for income taxes.............            (1)
Provision for income taxes..................................            --
                                                                     -----
  Income (loss) from discontinued operations, net of income
     taxes..................................................         $  (1)
                                                                     =====

     On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the sale agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. In the fourth quarter of 2005, upon finalization of the computation, the Company received a payment of $12 million, net of income taxes, due to the retention of these specific customer accounts. The Company reclassified the operations of SSRM into discontinued operations for all periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the three months ended March 31, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

     The operations of SSRM include affiliated revenue of $5 million for the three months ended March 31, 2005 related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions continue after the sale of SSRM. The following table presents the amounts related to operations of SSRM that have been combined with the discontinued real estate operations in the interim condensed consolidated income statement:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                     2005
                                                              ------------------
                                                                (IN MILLIONS)
Revenues....................................................         $ 19
Expenses....................................................           38
                                                                     ----
Income (loss) before provision for income taxes.............          (19)
Provision (benefit) for income taxes........................           (5)
                                                                     ----
  Income (loss) from discontinued operations, net of income
     taxes..................................................          (14)
Net investment gain, net of income taxes....................          165
                                                                     ----
  Income (loss) from discontinued operations, net of income
     taxes..................................................         $151
                                                                     ====

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

ECONOMIC CAPITAL

     Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. As part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. This is in contrast to the standardized regulatory risk-based capital ("RBC") formula, which is not as refined in its risk calculations with respect to the nuances of the Company's businesses.

ACQUISITIONS AND DISPOSITIONS

     On September 29, 2005, the Company completed the sale of P.T. Sejahtera ("MetLife Indonesia") to a third party resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income (loss) from discontinued operations of ($1) million, net of income taxes, for the three months ended March 31, 2005. The Company reclassified the operations of MetLife Indonesia into discontinued operations for all periods presented.

     On September 1, 2005, the Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC, which is primarily involved in the distribution of annuity products and retirement plans to the education, healthcare, and not-for-profit markets, for approximately $56 million. CitiStreet Associates was integrated with MetLife Resources, a division of MetLife dedicated to providing retirement plans and financial services to the same markets.

     On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup's international insurance businesses (collectively, "Travelers") for $12.0 billion. The results of Travelers' operations were included in the Company's unaudited interim condensed consolidated financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition will provide the Company with one of the broadest distribution networks in the industry. Consideration paid by the Holding Company for the purchase consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Consideration paid to Citigroup will be finalized subject to review of the June 30, 2005 financial statements of Travelers by both the Company and Citigroup and interpretation of the provisions of the acquisition agreement by both parties. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred shares. See "-- Liquidity and Capital Resources -- The Holding
Company -- Liquidity Sources."

     On January 31, 2005, the Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the sale agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. In the fourth quarter of 2005, upon finalization of the computation, the Company received a payment of $12 million, net of income taxes, due to the retention of these specific customer accounts. The Company reclassified the operations of SSRM into discontinued operations for all periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, has been reclassified into Corporate & Other. The Company's discontinued operations for the three months ended March 31, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

IMPACT OF HURRICANES

     On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama causing catastrophic damage to these coastal regions. During the three months ended March 31, 2006, the Company reduced its total net losses recognized related to the catastrophe by $2 million, to $132 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments at March 31, 2006. The Auto & Home segment reduced its total net losses recognized related to the catastrophe by $2 million to $118 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments at March 31, 2006. There was no change in the Institutional segment's total net losses recognized related to the catastrophe of $14 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments at March 31, 2006. During the first quarter of 2006, MetLife's gross losses from Katrina were reduced by $1 million to approximately $334 million at March 31, 2006, primarily arising from the Company's homeowners business.

     On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. During the three months ended March 31, 2006, the Company's Auto & Home segment reduced its recognized total losses related to the catastrophe by $2 million to $30 million, net of income taxes and reinsurance recoverables. MetLife's gross losses from Hurricane Wilma were increased by $2 million during the three months ended March 31, 2006 to approximately $59 million at March 31, 2006 arising from the Company's homeowners and automobile businesses.

     Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, as discussed above, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging denial of claims for damages caused to property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company ("MPC") is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company's hurricane-related claim exposure and losses. Based on information known by management as of March 31, 2006, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company's unaudited interim condensed consolidated financial statements.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs ("DAC") and the establishment and amortization of value of business acquired ("VOBA"); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; (ix) the liability for litigation and regulatory matters; and (x) accounting for employee benefit plans. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed -- the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. Actual results could differ from these estimates.

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

  DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

     The Company incurs significant costs in connection with acquiring new and renewal insurance business. These costs, which vary with and are primarily related to the production of that business, are deferred. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management's estimates of gross margins and profits, which generally are used to amortize such costs. VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross margins and profits are less than amounts deferred. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC and VOBA. This practice assumes that the expectation for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred.

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

  LITIGATION

     The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company's consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company's asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables used to determine amounts recorded. The data and variables that impact the assumptions used to estimate the Company's asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. It is possible that an adverse outcome in certain of the Company's litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company's consolidated net income or cash flows in particular quarterly or annual periods.

  EMPLOYEE BENEFIT PLANS

     Certain subsidiaries of the Holding Company sponsor pension and other postretirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans require an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company's unaudited interim condensed consolidated financial statements and liquidity.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005

     The Company reported $714 million in net income available to common shareholders and diluted earnings per common share of $0.93 for the three months ended March 31, 2006 compared to $987 million in net income available to common shareholders and diluted earnings per common share of $1.33 for the three months ended March 31, 2005. The acquisition of Travelers contributed $147 million to net income available to common shareholders for the three months ended March 31, 2006. Excluding the impact of the Travelers acquisition, net income available to common shareholders decreased by $420 million for the three months ended March 31, 2006 compared to the 2005 period.

     In 2005, the Company completed the sale of SSRM and recognized a gain of $177 million, net of income taxes, of which $165 million, net of income taxes, was recorded during the three months ended March 31, 2005. Accordingly, income from discontinued operations and, correspondingly, net income, decreased by $190 million for the three months ended March 31, 2006 compared to the 2005 period primarily as a result of the aforementioned sale.

     In addition, net investment losses increased by $362 million, net of income taxes, for the three months ended March 31, 2006 as compared to the corresponding period in 2005. The acquisition of Travelers contributed a loss of $109 million, net of income taxes, to this increase. Excluding the impact of Travelers, net investment losses increased by $253 million, net of income taxes, for the three months ended March 31, 2006 compared to the 2005 period. This increase is primarily due to losses on fixed maturity sales resulting from continued portfolio repositioning in a rising interest rate environment. Also contributing to the increase are losses from the mark-to-market on derivatives in 2006 primarily resulting from changes in U.S. interest rates.

     In addition, during the three months ended March 31, 2006, the Company paid $33 million in dividends on its preferred shares issued in connection with financing the acquisition of Travelers.

     The remainder, an increase of $56 million in net income available to common shareholders for the three months ended March 31, 2006 compared to the 2005 period, was primarily due to an increase in premiums, fees and other revenues attributable to continued sales growth across most of the Company's business segments, as well as the positive impact of the U.S. financial markets on policy fees. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, contributing to the increase was higher than expected levels of corporate and real estate joint venture income as well as commercial mortgage prepayment fees. Partially offsetting these increases is a rise in expenses primarily due to higher interest expense, integration costs, stock-based compensation expense, corporate support expenses and DAC amortization.

  INDUSTRY TRENDS

     The Company's segments continue to be influenced by a variety of trends that affect the industry.

     Financial Environment. The current financial environment presents a challenge for the life insurance industry. A low general level of long-term interest rates and the relatively flat yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, guaranteed interest contracts ("GICs") and universal life insurance. In addition, a reversion to lower short-term interest rates could put pressure on interest spreads on existing blocks of business as declining investment portfolio yields draw closer to minimum crediting rate guarantees on certain products. The compression of the yields from a flattening yield curve and low longer-term interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent volatile equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments.

     Improving Economy. A recovery in the employment market combined with higher corporate confidence should improve demand for group insurance and retirement & savings-type products. Group insurance premium growth, with respect to life and disability products, for example, is closely tied to employers' total payroll growth. Additionally, the potential market for these products is expanded by new business creation. Bond portfolio credit losses have also benefited from an increasingly healthy economy.

     Demographics. In the coming decade, a key driver shaping the actions of the life insurance industry will be the rising income protection, wealth accumulation, protection and transfer needs of the retiring Baby Boomers -- the first of whom have entered their pre-retirement, peak savings years. As a result of increasing longevity, retirees will need to accumulate sufficient savings to finance retirements that may span 30 or more years. Helping the Baby Boomers to accumulate assets for retirement and subsequently to convert these assets into retirement income represents a tremendous opportunity for the life insurance industry.

     Life insurers are well positioned to address the Baby Boomers' rapidly increasing need for savings tools and for income protection. In light of recent Social Security reform and pension solvency concerns, guarantees are what sets the U.S. life insurance industry apart from other financial services providers pursuing the retiring Baby Boomer segment. The Company believes that, among life insurers, those with strong brands, high financial strength ratings, and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to Baby Boomers.

     Moreover, the life insurance industry's products and the needs they are designed to address are complex. The Company believes that individuals approaching retirement age will need to seek advice to plan for and manage their retirements and that, in the workplace, as employees take greater responsibility for their benefit options and retirement planning, they will need individually tailored advice. One of the challenges for the life insurance industry will be the delivering of tailored advice in a cost effective manner.

     Competitive Pressures. The life insurance industry is becoming increasingly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry's products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

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

DISCUSSION OF RESULTS

     The following table presents consolidated financial information for the Company for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                 (IN MILLIONS)
REVENUES
Premiums....................................................  $ 6,428    $ 5,966
Universal life and investment-type product policy fees......    1,175        791
Net investment income.......................................    4,239      3,216
Other revenues..............................................      328        299
Net investment gains (losses)...............................     (585)       (15)
                                                              -------    -------
  Total revenues............................................   11,585     10,257
                                                              -------    -------
EXPENSES
Policyholder benefits and claims............................    6,405      5,926
Interest credited to policyholder account balances..........    1,215        795
Policyholder dividends......................................      421        415
Other expenses..............................................    2,498      1,971
                                                              -------    -------
  Total expenses............................................   10,539      9,107
                                                              -------    -------
Income from continuing operations before provision for
  income taxes..............................................    1,046      1,150
Provision for income taxes..................................      296        350
                                                              -------    -------
Income from continuing operations...........................      750        800
Income (loss) from discontinued operations, net of income
  taxes.....................................................       (3)       187
                                                              -------    -------
Net income..................................................      747        987
Preferred stock dividends...................................       33         --
                                                              -------    -------
Net income available to common shareholders.................  $   714    $   987
                                                              =======    =======

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005 -- THE COMPANY

  Income from Continuing Operations

     Income from continuing operations decreased by $50 million, or 6%, to $750 million for the three months ended March 31, 2006 from $800 million in the comparable 2005 period. The current period includes $147 million of income from continuing operations related to the acquisition of Travelers. Excluding the acquisition of Travelers, income from continuing operations decreased by $197 million, or 25%. The Institutional segment contributed $140 million, net of income taxes, to this decrease primarily due to net investment losses and unfavorable underwriting, partially offset by favorable interest margins. The Individual segment contributed $120 million, net of income taxes, to the decrease, as a result of net investment losses, higher annuity net guaranteed benefit costs, higher expenses, lower net investment income and higher DAC amortization. These decreases were partially offset by increased fee income related to the growth in separate account products, a decrease in the closed block-related policyholder dividend obligation, favorable underwriting and improved interest rate spreads in the Individual segment. Partially offsetting the decreases in income from continuing operations is an increase in Corporate & Other of $47 million. This increase is primarily due to higher net investment income and lower net investment losses, partially offset by higher interest expense on debt, growth in interest credited to bankholder deposits and integration costs associated with the Travelers acquisition. The Auto & Home segment increased $15 million primarily due to an improved combined ratio which resulted from reduced non-catastrophe claims, favorable development of prior year claims, and a reduction in loss adjustment expenses. These increases in the Auto & Home segment were partially offset by higher catastrophe losses in the first quarter of 2006 and a decrease in net earned premium. In addition, the International segment increased $4 million, net of income taxes, primarily due to business growth in Mexico and South Korea, partially offset by a decrease in Canada due to the realignment of economic capital and higher home office and infrastructure expenditures in support of segment growth.

  Revenues

     Premiums, fees and other revenues increased by $875 million, or 12%, to $7,931 million for the three months ended March 31, 2006 from $7,056 million from the comparable 2005 period. The current period includes $484 million of premium, fees and other revenues related to the acquisition of Travelers. Excluding the acquisition of Travelers, premium, fees and other revenues increased by $391 million, or 6%. The Institutional segment contributed $119 million, or 30%, to the period over period increase. The Institutional segment increase is primarily due to improved sales and favorable persistency in group life, as well as sales growth in the non-medical health & other business, partially offset by a decrease in premiums from pension close-outs and structured settlement sales and an increase in master terminal funding in retirement & savings. The Reinsurance segment contributed $94 million, or 24%, to the Company's period over period increase in premiums, fees and other revenues. This growth is primarily attributable to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The International segment contributed $91 million, or 23%, to the period over period increase primarily due to business growth through increased sales and renewal business in Mexico, South Korea, Brazil, and Taiwan, as well as changes in foreign currency rates, partially offset by a decrease in Chile's premiums, fees and other revenues due to lower annuity sales which was partially offset by an increase in institutional premiums through its bank distribution channel. The Individual segment contributed $82 million, or 21%, to the period over period increase primarily due to higher fee income from variable annuity and universal life products, active marketing of income annuity products and growth in the business in traditional life products. The growth in traditional products more than offset the decline in premiums in the Company's closed block business as this business continues to run-off.

     Interest rate margins, which generally represent the difference between net investment income and interest credited to policyholder account balances, increased in the Individual segment and the non-medical health and other and retirement and savings businesses in the Institutional segment and decreased in the group life business in the Institutional segment for the three months ended March 31, 2006 as compared to the prior period. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees, the timing and amount of which are generally unpredictable and, as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Net investment losses increased by $570 million to $585 million for the three months ended March 31, 2006 from $15 million for the comparable 2005 period. The current period includes $172 million of net investment losses related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment losses increased by $398 million. This increase is primarily due to losses on fixed maturity sales resulting from continued portfolio repositioning in a rising interest rate environment. Also contributing to the increase are losses from the mark-to-market on derivatives in 2006 primarily resulting from changes in U.S. interest rates.

  Expenses

     Underwriting results were favorable within the life products in the Individual segment and in the retirement & savings products in the Institutional segment, while underwriting results were unfavorable in group life and non-medical health and other products within the Institutional segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended March 31, 2006, as the combined ratio, excluding catastrophes, decreased to 86.6% from 90.9% in the three months ended March 31, 2005. Underwriting results in the International segment increased commensurate with the growth in the business as discussed above.

     Other expenses increased by $527 million, or 27%, to $2,498 million for the three months ended March 31, 2006 from $1,971 million for the comparable 2005 period. The current period includes $290 million of other expenses related to the acquisition of Travelers. Excluding the acquisition of Travelers, other expenses increased by $237 million, or 12%. Corporate & Other contributed $117 million, or 49%, to the period over period variance primarily due to higher interest expense, growth in interest credited to bank holder deposits at MetLife Bank, National Association ("MetLife Bank" or "MetLife Bank, N.A."), integration costs associated with the Travelers acquisition and corporate support expenses. In addition, $55 million, or 23%, of this increase in the International segment is primarily attributable to business growth commensurate with the increase in revenues discussed above and changes in foreign currency rates. Other expenses in the International segment also increased due to information technology projects, growth initiative projects, and an increase in integration costs, as well as an increase in compensation expense at the home office. The Reinsurance segment also contributed $22 million, or 9%, to the increase in other expenses primarily due to an increase in interest expense, amortization of the value of business acquired and stock-based compensation expense. The Individual segment contributed $24 million, or 10%, to the period over period increase primarily due to related stock-based compensation and the impact of revisions to policyholder liabilities in the current period, partially offset by the revisions to certain commission and expense liabilities in the prior period. In addition, the increase in the Individual segment is due to higher DAC amortization. The Institutional segment contributed $17 million, or 7%, to the period over period increase primarily due to higher non-deferrable volume-related expenses, partially offset by a decrease in corporate support expenses, which includes an increase in stock-based compensation.

  Net Income

     Income tax expense for the three months ended March 31, 2006 is $296 million, or 28% of income from continuing operations before provision for income taxes, compared with $350 million, or 30%, for the comparable 2005 period. The current period includes $61 million of income tax expense related to the acquisition of Travelers. Excluding the acquisition of Travelers, income tax expense for the three months ended March 31, 2006 is $235 million, or 28% of income from continuing operations before provision for income taxes, compared with $350 million, or 30%, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing.

     Income from discontinued operations consists of net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale or has sold and for the three months ended March 31, 2005, the operations and gain upon disposal from the sale of SSRM on January 31, 2005 and the operations of MetLife Indonesia which was sold on September 29, 2005. Income from discontinued operations, net of income taxes, decreased by $190 million, or 102% to ($3) million for the three months ended March 31, 2006 from $187 million for the comparable 2005 period. This decrease is primarily due to the gain of $165 million, net of income taxes, on the sale of SSRM in the three months ended March 31, 2005.

     In addition, during the three months ended March 31, 2006, the Company paid $33 million in dividends on its preferred shares issued in connection with financing the acquisition of Travelers.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2006       2005
                                                              -------    -------
                                                                (IN MILLIONS)
REVENUES
Premiums....................................................  $2,989     $2,844
Universal life and investment-type product policy fees......     201        193
Net investment income.......................................   1,764      1,219
Other revenues..............................................     170        161
Net investment gains (losses)...............................    (321)        22
                                                              ------     ------
  Total revenues............................................   4,803      4,439
                                                              ------     ------
EXPENSES
Policyholder benefits and claims............................   3,364      3,111
Interest credited to policyholder account balances..........     589        301
Other expenses..............................................     533        510
                                                              ------     ------
  Total expenses............................................   4,486      3,922
                                                              ------     ------
Income from continuing operations before provision for
  income taxes..............................................     317        517
Provision for income taxes..................................     104        175
                                                              ------     ------
Income from continuing operations...........................     213        342
Income from discontinued operations, net of income taxes....      --          7
                                                              ------     ------
Net income..................................................  $  213     $  349
                                                              ======     ======

     The Company's Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. Group insurance products are offered as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. Retirement & savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small and mid-sized 401(k) and other defined contribution plans, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment of defined benefit and defined contribution plan assets.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005 -- INSTITUTIONAL

  Income from Continuing Operations

     Income from continuing operations decreased by $129 million, or 38%, to $213 million for the three months ended March 31, 2006 from $342 million for the comparable 2005 period. The acquisition of Travelers contributed $11 million to income from continuing operations, which includes $64 million, net of income taxes, of net investment losses. Excluding the impact of Travelers, income from continuing operations decreased $140 million, or 41%, from the comparable 2005 period.

     Included in this decrease is a decline of $159 million, net of income taxes, in net investment gains (losses), as well as $5 million charge, net of income taxes, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of Travelers and the decline in net investment gains (losses), income from continuing operations increased by $24 million, net of income taxes, from the comparable 2005 period.

     Interest margins increased by $19 million, net of income taxes, compared to the prior period. Management attributes this increase primarily to improvements in interest margins for the retirement & savings and the non-medical health & other business of $16 million and $13 million, both net of income taxes, respectively. Higher earnings from growth in the asset base and corporate and real estate joint venture income across the majority of the businesses are the primary drivers of the period over period increase. Interest margins in group life decreased by $10 million, net of income taxes. The interest margins in the retirement & savings and the group life business include the impact of a reduction in interest spreads compared to the prior year period. Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the three months ended March 31, 2006 decreased to 1.50% and 1.74% from 1.65% and 2.03%, in the prior year period for the retirement & savings and the group life business, respectively. Management generally expects these spreads to be in the range of 1.35% to 1.50%, and 1.70% to 1.90% for the retirement & savings and the group life business, respectively. Interest rate spreads for the non-medical health & other business are not a significant driver of interest margins. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

     Partially offsetting the increase in interest margins, is a decline in underwriting results of $3 million, net of income taxes, compared to the prior period. This decline is primarily due to less favorable results of $15 million, net of income taxes, in the non-medical health & other business and a $4 million, net of income taxes, decrease in the group life business. The unfavorable results in non-medical health & other business are primarily due to reserve refinements in the long term care business ("LTC"). These unfavorable results were partially offset by an improvement of $16 million, net of income taxes, in retirement & savings' underwriting results, largely due to favorable claim experience. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business.

     Also contributing to the period over period increase is an increase in premiums, fees, and other revenue, which, have more than offset increases in operating expenses.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $707 million, or 16%, to $5,124 million for the three months ended March 31, 2006 from $4,417 million for the comparable 2005 period. The acquisition of Travelers contributed $408 million to the period over period increase. Excluding the impact of the Travelers acquisition and the change in net investment gains (losses), total revenues increased by $299 million, or 7%, from the comparable 2005 period. This increase is comprised of growth in premiums, fees and other revenues of $119 million and higher net investment income of $180 million.

     The increase of $119 million in premiums, fees, and other revenues is largely due to an increase in group life's insurance premiums, fees and other revenues of $192 million, which management primarily attributes to improved sales and favorable persistency, as well as a significant increase in premiums from two large customers. Non-medical health & other business premiums, fees, and other revenues, contributed $121 million, primarily due to growth in the disability, dental and accidental death and dismemberment products of $75 million. In addition, continued growth in the LTC business contributed $40 million. Retirement & savings' premiums, fees and other revenues decreased by $194 million, which is largely due to a decrease in premiums, resulting primarily from declines of $198 million in pension close-outs and $44 million in structured settlements, predominately due to the impact of a decline in sales, partially offset by a $46 million increase in the master terminal funding product, largely due to the impact of an increase in sales. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period.

     In addition, net investment income increased by $180 million primarily due to higher income from growth in the asset base driven by sales throughout 2005 and 2006, particularly in GICs and the structured settlement business. In addition, increases in corporate and real estate joint venture income and the impact of higher short-term interest rates contributed to the growth compared to the prior year period. These increases are partially offset by a decline in net investment income resulting from lower average yields on fixed corporate maturities, primarily due to investment turnover.

  Expenses

     Total expenses increased by $564 million, or 14%, to $4,486 million for the three months ended March 31, 2006 from $3,922 million for the comparable 2005 period. The acquisition of Travelers contributed $293 million to the period over period increase. Excluding the impact of the Travelers acquisition, total expenses increased $271 million, or 7%, from the comparable 2005 period.

     This increase is comprised of higher policyholder benefits and claims of $130 million, an increase in interest credited to policyholder account balances of $124 million and an increase in other expenses of $17 million. The increase in policyholder benefits and claims is attributable to increases in both group life and non-medical health & other business of $193 million and $119 million, respectively. Offsetting these increases is a decrease in retirement & savings of $182 million. Overall, these increases are predominantly attributable to the business growth referenced in the revenue discussion above, as well as less favorable claim experience in the group life business. In addition, the increase in the non-medical health & other business includes a charge for disabled life and active life reserve refinements in LTC. Claim experience was mixed across the various businesses within the non-medical health & other business. These increases to policyholder benefits and claims are partially offset by favorable claim experience in the retirement & savings business. The increase in interest credited to policyholder account balances of $124 million is primarily the result of increases in the retirement & savings business of $99 million and the group life business of $25 million. The increase in the retirement & savings business is primarily attributable to a combination of growth in policyholder deposits, predominately as a result of growth in GICs, and an increase in short-term interest rates. The increase in the group life business is largely due to growth in the business as well as the increase in the short-tem interest rates.

     The rise in other expenses of $17 million is primarily due to higher non-deferrable volume-related expenses of $28 million, which are largely associated with business growth, partially offset by a net decrease of $11 million in corporate support expenses, which is net of an $11 million increase in expense related to stock-based compensation.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2006       2005
                                                              -------    -------
                                                                (IN MILLIONS)
REVENUES
Premiums....................................................  $1,082     $1,028
Universal life and investment-type product policy fees......     790        479
Net investment income.......................................   1,741      1,526
Other revenues..............................................     125        112
Net investment gains (losses)...............................    (263)        52
                                                              ------     ------
  Total revenues............................................   3,475      3,197
                                                              ------     ------
EXPENSES
Policyholder benefits and claims............................   1,265      1,206
Interest credited to policyholder account balances..........     476        392
Policyholder dividends......................................     419        409
Other expenses..............................................     851        650
                                                              ------     ------
  Total expenses............................................   3,011      2,657
                                                              ------     ------
Income from continuing operations before provision for
  income taxes..............................................     464        540
Provision for income taxes..................................     159        184
                                                              ------     ------
Income from continuing operations...........................     305        356
Income (loss) from discontinued operations, net of income
  taxes.....................................................      (1)        12
                                                              ------     ------
Net income..................................................  $  304     $  368
                                                              ======     ======

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005 -- INDIVIDUAL

  Income from Continuing Operations

     Income from continuing operations decreased by $51 million, or 14%, to $305 million for the three months ended March 31, 2006 from $356 million for the comparable 2005 period. The acquisition of Travelers contributed $69 million to income from continuing operations, which includes $46 million, net of income taxes, of net investment losses. Excluding the impact of Travelers, income from continuing operations decreased by $120 million, or 34%, to $236 million for the three months ended March 31, 2006 from $356 million for the comparable 2005 period. Included in this decrease are net investment losses of $162 million, net of income taxes. Excluding the impact of net investment losses and Travelers, income from continuing operations increased by $42 million from the comparable 2005 period.

     Fee income from separate account products increased income from continuing operations by $36 million, net of income taxes, primarily related to growth in the business and favorable market conditions.

     The decrease in the closed-block related policyholder dividend obligation of $30 million, net of income taxes, also contributed to the increase in income from continuing operations.

     Favorable underwriting results in life products contributed $15 million, net of income taxes, to the increase in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and as a result can fluctuate from period to period.

     Improvements in interest rate spreads contributed $5 million, net of income taxes, to the period over period increase. Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

     These aforementioned increases in income from continuing operations are partially offset by higher annuity benefits of $23 million, net of income taxes, primarily due to the costs of the guaranteed annuity benefit riders and the related hedging.

     Also offsetting the increase in income from continuing operations, is an increase in policyholder dividends of $7 million, net of income taxes, due to growth in the business.

     The increase in income from continuing operations is partially offset by higher expenses of $13 million, net of income taxes, which includes $7 million, net of income taxes, related to stock-based compensation, and $6 million , net of income taxes, due to the impact of revisions to policyholder liabilities in the current period partially offset by the revisions to certain commission and expense liabilities in the prior period.

     In addition, offsetting the increase in income from continuing operations, is lower net investment income on blocks of business that are not driven by interest rate spreads of $4 million, net of income taxes, and higher DAC amortization of $3 million, net of income taxes.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $593 million, or 19%, to $3,738 million for the three months ended March 31, 2006 from $3,145 million for the comparable 2005 period. The acquisition of Travelers contributed $509 million to the period over period increase. Excluding the impact of Travelers and the change in net investment gains (losses), total revenues increased by $84 million, or 3%, from the comparable 2005 period.

     This increase includes higher fee income primarily from variable annuity and universal life products of $68 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

     In addition, management attributes higher premiums of $14 million in 2006 to the active marketing of income annuity products. Although premiums associated with the Company's closed block of business continue to decline as expected by $21 million, this decline was offset by a $21 million increase in premiums of other life products due to growth in the business.

     Net investment income increased by $2 million resulting from higher joint venture income and bond and commercial mortgage prepayment fees partially offset by a decline in fixed maturity yields on a larger asset base.

  Expenses

     Total expenses increased by $354 million, or 13%, to $3,011 million for the three months ended March 31, 2006 from $2,657 million for the comparable 2005 period. The acquisition of Travelers contributed $333 million to the period over period increase. Excluding the impact of Travelers, total expenses increased by $21 million, or less than 1%, from the comparable 2005 period.

     Higher other expenses of $20 million including $10 million related to stock-based compensation and $10 million related to the impact of revisions to policyholder liabilities in the current period, partially offset by revisions to certain commission and expense liabilities in the prior period contributed to the increase in other expenses. Also contributing to the increase in other expenses is higher DAC amortization of $4 million resulting from growth in the business and adjustments for management's update of assumptions used to determine estimated gross margins, which were partially offset by investment losses.

     In addition, total expenses increased by $10 million due policyholder dividends associated with growth in the business.

     Partially offsetting these increases in total expenses is a decrease in policyholder benefits due to a reduction in the closed block-related policyholder dividend obligation of $46 million driven by higher realized losses, and lower net investment income, all in the closed block. Also decreasing policyholder benefits is $10 million due to a revision to the estimates of certain claim liabilities in the life products. Partially offsetting these decreases in policyholder benefits is an increase in annuity benefits of $49 million primarily due to the costs of the guaranteed annuity benefit riders and the related hedging and the increase in future policyholder benefits associated with income annuity premium growth discussed above.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                  2006         2005
                                                                  -----        -----
                                                                    (IN MILLIONS)
REVENUES
Premiums....................................................      $724         $728
Net investment income.......................................        45           43
Other revenues..............................................         7            9
Net investment gains (losses)...............................         1           --
                                                                  ----         ----
  Total revenues............................................       777          780
                                                                  ----         ----
EXPENSES
Policyholder benefits and claims............................       452          478
Policyholder dividends......................................         1           --
Other expenses..............................................       201          199
                                                                  ----         ----
  Total expenses............................................       654          677
                                                                  ----         ----
Income before provision for income taxes....................       123          103
Provision for income taxes..................................        32           27
                                                                  ----         ----
Net income..................................................      $ 91         $ 76
                                                                  ====         ====

     Auto & Home, operating through MPC and its subsidiaries, offers personal lines property and casualty insurance directly to employees at their employer's worksite, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto insurance and homeowners insurance.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005 -- AUTO & HOME

  Net Income

     Net income increased by $15 million, or 20%, to $91 million for the three months ended March 31, 2006 from $76 million for the comparable 2005 period.

     This increase is primarily attributable to an improved combined ratio which contributed $14 million, net of income taxes, to net income as a result of reduced non-catastrophe claims. Favorable development of prior year loss reserves, resulting in $6 million, net of income taxes, and a reduction in loss adjustment expenses of $4 million, net of income taxes, also contributed to the increase in net income. These increases were somewhat offset by higher catastrophe losses in the first quarter of 2006, resulting in a decrease to net income of $6 million, net of income taxes.

     Also impacting net income was a decrease in net earned premiums of $3 million, net of income taxes, an increase in other expenses of $1 million, net of income taxes, a reduction in other income of $1 million, net of income taxes and an increase in investment income of $1 million, net of income taxes.

  Revenues

     Total revenues, excluding net investment gains (losses), decreased by $4 million, or less than 1%, to $776 million for the three months ended March 31, 2006 from $780 million for the comparable 2005 period.

     The decrease was primarily due to an increase in catastrophe reinsurance costs of $3 million and a number of small increases in voluntary and involuntary programs totaling $1 million, offset by a decrease of $2 million in the Massachusetts involuntary market.

     The change in investment income remained essentially flat over the comparable 2005 period. This is a result of an increase in investment yields on a relatively flat asset base offset by a decrease in investment income related to a realignment of economic capital.

  Expenses

     Total expenses decreased by $23 million, or 3%, to $654 million for the three months ended March 31, 2006 from $677 million for the comparable 2005 period.

     The decrease was due to a $19 million reduction in non-catastrophe losses, due primarily to favorable claims frequency trends, particularly in the automobile line of business, partially offset by an increase in claims severity in the homeowners line of business. Also contributing to the decrease in expenses was additional favorable prior year loss development of $14 million in the first quarter of 2006 compared to $5 million for the comparable 2005 period and a $5 million reduction in unallocated loss adjusting expenses resulting from the related favorable loss experience.

     Offsetting these improvements were catastrophe losses of $19 million in the first quarter of 2006 compared to $11 million in the first quarter of 2005 and an increase of $2 million in other expenses.

     Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended March 31, 2006, as the combined ratio, excluding catastrophes, decreased to 86.6% from 90.9% in the prior period.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2006        2005
                                                              -------      -----
                                                                (IN MILLIONS)
REVENUES
Premiums....................................................  $  631       $466
Universal life and investment-type product policy fees......     184        119
Net investment income.......................................     235        149
Other revenues..............................................       4          3
Net investment gains (losses)...............................      20         --
                                                              ------       ----
  Total revenues............................................   1,074        737
                                                              ------       ----
EXPENSES
Policyholder benefits and claims............................     503        394
Interest credited to policyholder account balances..........      87         47
Policyholder dividends......................................       2          2
Other expenses..............................................     327        175
                                                              ------       ----
  Total expenses............................................     919        618
                                                              ------       ----
Income from continuing operations before provision for
  income taxes..............................................     155        119
Provision for income taxes..................................      51         42
                                                              ------       ----
Income from continuing operations...........................     104         77
Income (loss) from discontinued operations, net of income
  taxes.....................................................      --         (1)
                                                              ------       ----
Net income..................................................  $  104       $ 76
                                                              ======       ====

     International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America region, the Asia Pacific region and Europe.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005 -- INTERNATIONAL

  Income from Continuing Operations

     Income from continuing operations increased by $27 million, or 35%, to $104 million for the three months ended March 31, 2006 from $77 million for the comparable 2005 period. The acquisition of Travelers contributed $23 million to income from continuing operations, which includes $7 million, net of income taxes, of net investment gains. Excluding the impact of Travelers, income from operations increased by $4 million, or 5%, over the comparable 2005 period. Included in this increase are net investment gains (losses) of $6 million, net of income taxes. Excluding the impact of Travelers and the increase in net investment gains, income from continuing operations decreased $2 million from the comparable 2005 period.

     Mexico's income from continuing operations increased by $13 million, primarily due to increased earnings on its institutional business as well as growth and better mortality in its traditional life business. Mexico also benefited from a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment gains on invested assets supporting those liabilities. South Korea's income from continuing operations increased by $12 million, net of income taxes, primarily due to higher sales of its variable universal life product and a larger in-force business, partially offset by higher expenses due to the business growth.

Partially offsetting these increases in income from continuing operations was a decrease in Canada of $13 million, net of income taxes, primarily due to the realignment of economic capital. Higher home office and infrastructure expenditures in support of segment growth of $14 million, net of income taxes, also decreased income from continuing operations. Changes in foreign currency rates account for $3 million of the increase in income from continuing operations.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $317 million, or 43%, to $1,054 million for the three months ended March 31, 2006 from $737 million for the comparable 2005 period. The acquisition of Travelers contributed $206 million to the period over period increase. Excluding the impact of Travelers and the change in net investment gains (losses), total revenues increased by $111 million, or 15%, over the comparable 2005 period.

     Premiums, fees, and other revenues increased by $91 million, or 15%, to $679 million for the three months ended March 31, 2006 from $588 million for the comparable 2005 period. This increase is primarily the result of continued growth in the business through increased sales and renewal business within South Korea, Brazil and Taiwan of $38 million, $14 million, and $8 million, respectively. Mexico's premiums, fees, and other revenues increased by $44 million, primarily due to increased earnings on its institutional and traditional life businesses as well as higher fees and growth in its universal life and pension businesses. Chile's premiums, fees, and other revenues decreased by $11 million, primarily due to lower sales in its annuity business resulting from management's decision not to match aggressive pricing in the market place, partially offset by an increase in institutional premiums through its bank distribution channel.

     Net investment income increased by $20 million, or 13%, to $169 million for the three months ended March 31, 2006 from $149 million for the comparable 2005 period. Mexico and Chile's net investment income increased by $16 million and $10 million, respectively, due to higher inflation rates and increases in total invested assets. The investment valuations and returns on these invested assets are linked to the inflation rates. South Korea, Brazil, and Taiwan's net investment income increased by $5 million, $2 million, and $2 million, respectively, primarily due to increases in invested assets. These increases in net investment income were partially offset by a decrease of $20 million in Canada due to the realignment of economic capital.

     The remainder of the increase in total revenues, excluding net investment gains (losses), can be attributed to business growth and net investment income in the other countries. Changes in foreign currency exchange rates account for $29 million of the increase in total revenues, excluding net investment gains(losses).

  Expenses

     Total expenses increased by $301 million, or 49%, to $919 million for the three months ended March 31, 2006 from $618 million for the comparable 2005 period. The acquisition of Travelers contributed $185 million to the period over period increase. Excluding the impact of Travelers, total expenses increased by $116 million, or 19%, over the comparable 2005 period.

     Policyholder benefit and claims, policyholder dividends and interest credited to policyholder account balances increased by $61 million, or 14%, to $504 million for the three months ended March 31, 2006 from $443 million for the comparable 2005 period. Policyholder benefits and claims, policyholder dividends and interest credited to policyholders accounts in Mexico increased by $30 million, primarily due to an increase in policyholder benefits and claims of $22 million commensurate with growth in the traditional life business discussed above, as well as an increase in interest credited to policyholders account of $16 million in line with the net investment income increase in Mexico. Partially offsetting these increases in Mexico is a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment gains on the invested assets supporting those liabilities of $8 million. South Korea, Brazil, and Taiwan's policyholder benefits and claims, policyholder dividends and interest credited to policyholders accounts increased by $15 million, $12 million, and $11 million, respectively, commensurate with the business growth discussed above. These increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholders accounts are partially offset by a decrease of $4 million in Chile, which is primarily due to a decrease in its annuity business offset partially by an increase in its interest credited to policyholders in line with the net investment income increase in Chile.

     Other expenses increased by $55 million, or 31%, to $230 million for the three months ended March 31, 2006 from $175 million for the comparable 2005 period. South Korea's other expenses increased by $12 million, primarily due to an increase in the amortization of DAC and additional overhead expenses, both of which are due to the growth in business. Mexico's other expenses increased by $11 million, primarily due to an increase in commissions commensurate to the business growth discussed above as well as an increase in its litigation liabilities and additional expenses associated with the start of the Mexican Pension Business ("AFORE"). Brazil's other expenses increased by $6 million, primarily due to the growth in business discussed above. Chile's other expenses increased by $4 million, primarily due to increased commissions associated with its institutional business, this was partially offset by a decrease in the commissions of its annuity business. Other expenses associated with the home office increased by $22 million primarily due to an increase in expenses for information technology projects, growth initiatives projects, and integration costs as well as an increase in compensation resulting from an increase in headcount from the comparable 2005 period.

     The remainder of the increase in total expenses can be attributed to business growth in the other countries. Changes in foreign currency exchange rates account for $25 million of the increase in total expenses.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2006       2005
                                                              -------    -------
                                                                (IN MILLIONS)
REVENUES
Premiums....................................................  $  993     $  903
Universal life and investment-type product policy fees......      --         --
Net investment income.......................................     175        150
Other revenues..............................................      15         11
Net investment gains (losses)...............................       7         28
                                                              ------     ------
  Total revenues............................................   1,190      1,092
                                                              ------     ------
EXPENSES
Policyholder benefits and claims............................     813        739
Interest credited to policyholder account balances..........      63         56
Policyholder dividends......................................      --         --
Other expenses..............................................     275        253
                                                              ------     ------
  Total expenses............................................   1,151      1,048
                                                              ------     ------
Income before provision for income taxes....................      39         44
Provision for income taxes..................................      13         15
                                                              ------     ------
Net income..................................................  $   26     $   29
                                                              ======     ======

     The Company's Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated ("RGA"), a publicly traded company. RGA's operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, China, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005 -- REINSURANCE

  Net Income

     Net income decreased by $3 million, or 10%, to $26 million for the three months ended March 31, 2006 from $29 million for the comparable 2005 period.

     This decrease in net income is attributable to a reduction in net investment gains of $14 million, net of income taxes, primarily as a result of a decrease in the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts, and an increase in other expenses of $12 million, net of income taxes, primarily related to interest expense, the amortization of acquired business, and equity compensation expense.

     This decrease in net income is partially offset by a 10% increase in premiums and related policyholder benefits and claims, adding $10 million to net income, an increase in investment income net of interest credited of $11 million, net of income taxes, and an increase of $2 million in other revenues, net of income taxes. The increases in premiums and policyholder benefits and claims are primarily due to added in force from facultative and automatic treaties and renewals of existing blocks of business in the U.S. and international operations. Investment income growth, net of interest credited, is due to growth in the invested asset base. Other revenue growth is related to an increase in surrender charges and financial reinsurance fees.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $119 million, or 11%, to $1,183 million for the three months ended March 31, 2006 from $1,064 million for the comparable 2005 period.

     The increase in revenues is primarily associated with growth in new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $45 million; Canada, which contributed $21 million; and Asia Pacific, which contributed $21 million. Growth in RGA's Europe and South Africa operating segment accounted for the remainder of the increase. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

     Net investment income increased $25 million, primarily due to growth in the invested asset base from positive operating cash inflows, additional deposits associated with the coinsurance of annuity products, and net proceeds of RGA's $400 million junior subordinated note offering in December 2005, partially offset by a decrease in net investment income related to a realignment of economic capital. Investment yields were relatively flat as compared to the prior period.

     Other revenues increased $4 million primarily due to an increase in surrender charges on asset-intensive business and an increase in fees associated with financial reinsurance.

     Additionally, included within the total revenue increase is a reduction in revenue associated with foreign currency exchange rate movements of $9 million.

  Expenses

     Total expenses increased by $103 million, or 10%, to $1,151 million for the three months ended March 31, 2006 from $1,048 million for the comparable 2005 period.

     This increase is commensurate with the growth in revenues and is primarily attributable to an increase of $74 million in policyholder benefits and claims, primarily associated with a growth in insurance in force of approximately $280 billion and $7 million in interest credited, which is generally offset by a corresponding increase in investment income.

     Other expenses were up $22 million due to a $7 million increase in interest expense associated with the aforementioned junior subordinated note offering in December 2005, $5 million in amortization expense associated with the value of business acquired, and $4 million in an increase in stock-based compensation expense. The remaining increase of $6 million is primarily compensation and overhead related expenses associated with RGA's international expansion and general growth in operations.

     Additionally, included within the total expense increase is a reduction in expenses associated with foreign currency exchange rate movements of $8 million.

CORPORATE & OTHER

     The following table presents consolidated financial information for Corporate & Other for the periods indicated:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                   2006        2005
                                                                  ------      -------
                                                                     (IN MILLIONS)
REVENUES
Premiums....................................................       $  9        $  (3)
Net investment income.......................................        279          129
Other revenues..............................................          7            3
Net investment gains (losses)...............................        (29)        (117)
                                                                   ----        -----
  Total revenues............................................        266           12
                                                                   ----        -----
EXPENSES
Policyholder benefits and claims............................          8           (2)
Interest credited to policyholder account balances..........         --           (1)
Policyholder dividends......................................         (1)           4
Other expenses..............................................        311          184
                                                                   ----        -----
  Total expenses............................................        318          185
                                                                   ----        -----
Income (loss) from continuing operations before income tax
  benefit...................................................        (52)        (173)
Income tax benefit..........................................        (63)         (93)
                                                                   ----        -----
Income (loss) from continuing operations....................         11          (80)
Income (loss) from discontinued operations, net of income
  taxes.....................................................         (2)         169
                                                                   ----        -----
Net income..................................................          9           89
Preferred stock dividends...................................         33           --
                                                                   ----        -----
Net income (loss) available to common shareholders..........       $(24)       $  89
                                                                   ====        =====

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005 -- CORPORATE & OTHER

  Income (loss) from Continuing Operations

     Income (loss) from continuing operations increased by $91 million, or 114%, to $11 million for the three months ended March 31, 2006 from a loss of $80 million for the comparable 2005 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, contributed

$44 million to income from continuing operations, which includes $10 million, net of income taxes, of net investment losses. Excluding the impact of Travelers, income (loss) from continuing operations increased by $47 million, or 59%, from the comparable 2005 period. Included in this increase are lower net investment losses of $66 million, net of income taxes. Excluding the impact of Travelers and the decrease in net investment losses, income from continuing operations decreased by $19 million.

     The decrease in income from continuing operations is primarily attributable to higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), interest credited to bankholder deposits, corporate support expenses and integration costs associated with the acquisition of Travelers of $43 million, $16 million, $7 million and $6 million, respectively, all of which are net of income taxes, partially offset by higher net investment income of $47 million, net of income taxes.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $166 million, or 129%, to $295 million for the three months ended March 31, 2006 from $129 million for the comparable 2005 period. The acquisition of Travelers contributed $85 million to the period over period increase. Excluding the impact of Travelers and the change in net investment gains (losses), total revenues increased by $81 million, or 63%, from the comparable 2005 period. This increase is primarily attributable to increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base, as well as increased income from corporate joint ventures and mortgage loans on real estate. Also included as a component of total revenues are the elimination of intersegment amounts which are offset within total expenses.

  Expenses

     Total expenses increased by $133 million, or 72%, to $318 million for the three months ended March 31, 2006 from $185 million for the comparable 2005 period. The acquisition of Travelers contributed $17 million to the period over period increase. Excluding the impact of Travelers, total expenses increased by $116 million, or 63%, from the comparable 2005 period. This increase is attributable to higher interest expense of $69 million as a result of the issuance of senior notes in 2004 and 2005, which includes $62 million of expenses from the financing of the acquisition of Travelers. Integration costs associated with the acquisition of Travelers were higher by $10 million and corporate support expenses increased by $11 million. As a result of growth in the business, interest credited to bank holder deposits increased by $26 million at MetLife Bank. The remainder of the increase is attributable to the eliminations of intersegment amounts.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

  CAPITAL

     RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the state insurance departments to identify companies that merit further regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items and takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. These rules apply to each of the Company's domestic insurance subsidiaries. At December 31, 2005, each of the Holding Company's domestic insurance subsidiaries' total adjusted capital was in excess of the RBC levels required by their respective states of domicile.

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

  LIQUIDITY

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. The Company's liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $7.0 billion at March 31, 2006 and $6.7 billion at December 31, 2005, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At March 31, 2006 and December 31, 2005, the Company had $177 billion and $179 billion in liquid assets, respectively.

     Global Funding Sources. Liquidity is also provided by a variety of both short-term and long-term instruments, including repurchase agreements, commercial paper, medium-term and long-term debt, capital securities and stockholders' equity. The diversification of the Company's funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds.

     At both March 31, 2006 and December 31, 2005, the Company had outstanding $1.4 billion in short-term debt and $9.9 billion in long-term debt.

     Debt Issuances. During the three months ended March 31, 2006, the Company did not issue any debt except for the repurchase agreements as described below.

     MetLife Bank has entered into several repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB of NY") whereby MetLife Bank has issued such repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank's residential mortgages and mortgage-backed securities to collateralize MetLife Bank's obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank the FHLB of NY's recovery is limited to the amount of MetLife Bank's liability under the outstanding repurchase agreements. As of March 31, 2006 and December 31, 2005, the Company's total liability was $938 million and $855 million, respectively, which is included in long-term debt.

     MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both March 31, 2006 and December 31, 2005, MetLife Funding had a tangible net worth of $11 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At March 31, 2006 and December 31, 2005, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $390 million and $456 million, respectively, consisting primarily of commercial paper.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The
Company -- Liquidity Sources -- Debt Issuances" included in MetLife Inc.'s 2005 Annual Report on Form 10-K filed with the SEC ("2005 Annual Report") for further information.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $3.9 billion as of March 31, 2006. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at March 31, 2006, $3.0 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. The following table provides details on these facilities as of March 31, 2006:

                                                        LETTER OF
                                                         CREDIT                   UNUSED
      BORROWER(S)           EXPIRATION     CAPACITY     ISSUANCES   DRAWDOWNS   COMMITMENTS
------------------------  --------------   --------     ---------   ---------   -----------
                                                    (IN MILLIONS)
MetLife, Inc., MetLife
  Funding, Inc. and
  Metropolitan Life
  Insurance Company.....  April 2009        $1,500(1)     $243        $ --        $1,257
MetLife, Inc. and
  MetLife Funding,
  Inc. .................  April 2010         1,500(1)      215          --         1,285
MetLife Bank, N.A. .....  July 2006            200          --          --           200
Reinsurance Group of
  America,
  Incorporated..........  March 2011            25          --          25            --
Reinsurance Group of
  America,
  Incorporated..........  May 2007              26          --          26            --
Reinsurance Group of
  America,
  Incorporated..........  September 2010       600         240          50           310
                                            ------        ----        ----        ------
     Total..............                    $3,851        $698        $101        $3,052
                                            ======        ====        ====        ======

---------------

(1) These facilities serve as back up lines of credit for the Company's commercial paper programs.

     Letters of Credit. On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") entered into by The Travelers Life and Annuity Reinsurance Company ("TLARC") and various institutional lenders became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement. The L/C Agreement expires five years after the closing of the acquisition. The following table provides details on the capacity and outstanding balances of all committed facilities as of March 31, 2006:

                                                                   LETTER OF
                                                                    CREDIT       UNUSED
            ACCOUNT PARTY                EXPIRATION     CAPACITY   ISSUANCES   COMMITMENTS
-------------------------------------  --------------   --------   ---------   -----------
                                                          (IN MILLIONS)
The Travelers Life and Annuity
  Reinsurance Company................  July 2010         $2,000     $2,000        $ --
Exeter Reassurance Company Ltd. .....  March 2015           225        225          --
Exeter Reassurance Company Ltd. .....  June 2015            250        250          --
Exeter Reassurance Company Ltd. .....  September 2015       325         19         306
Exeter Reassurance Company Ltd. and
  MetLife, Inc. .....................  March 2016           500        290         210
                                                         ------     ------        ----
     Total...........................                    $3,300     $2,784        $516
                                                         ======     ======        ====

---------------

Note: The Holding Company is a guarantor under the first four agreements above.

     At March 31, 2006 and December 31, 2005, the Company had outstanding $3.7 billion and $3.6 billion, respectively, in letters of credit from various banks, of which $3.5 billion and $3.4 billion, respectively, were part of committed facilities. As of March 31, 2006, these letters of credit automatically renew for one year periods except for $774 million which expire in nine years and $10 million which expire in ten years. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company's actual future cash funding requirements.

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

     The following table summarizes the Company's major contractual obligations as of March 31, 2006:

                                                      LESS THAN    THREE TO FIVE   MORE THAN
CONTRACTUAL OBLIGATIONS                    TOTAL     THREE YEARS       YEARS       FIVE YEARS
----------------------------------------  --------   -----------   -------------   ----------
                                                             (IN MILLIONS)
Other long-term liabilities(1)(2).......  $109,321     $19,508        $ 8,069       $81,744
Payables for collateral under securities
  loaned and other transactions.........    47,059      47,059             --            --
Long-term debt(3).......................    19,465       2,883          1,600        14,982
Mortgage commitments....................     2,533       1,940            258           335
Partnership investments(4)..............     2,704       2,704             --            --
Junior subordinated debt securities
  underlying common equity units(5).....     2,407       2,407             --            --
Operating leases........................     1,300         571            241           488
Shares subject to mandatory
  redemption(3).........................       350          --             --           350
Capital leases..........................        69          34              9            26
Contracts to purchase real estate.......         6           6             --            --
                                          --------     -------        -------       -------
Total...................................  $185,214     $77,112        $10,177       $97,925
                                          ========     =======        =======       =======

---------------

(1) Other long-term liabilities include various investment-type products with contractually scheduled maturities, including GICs, structured settlements, pension closeouts, certain annuity policies and certain indemnities.

(2) Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death; and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of $82.9 billion and policyholder account balances of $114.5 billion, at March 31, 2006, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $63.8 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately $41.2 billion relating to deferred annuities, $28.0 billion for group and universal life products and approximately $27.8 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See "-- The
    Company -- Asset/Liability Management."

     Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the More than Five Years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for all years in the table of $109.3 billion exceeds the corresponding liability amounts of $51.2 billion included in the unaudited interim condensed consolidated financial statements at March 31, 2006. The liability amount in the unaudited interim condensed consolidated financial statements reflects the discounting for interest, as well as adjustments for the timing of other factors as described above.

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

(5) Amounts include interest to be paid on junior subordinated debt.

     As of March 31, 2006, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

     Support Agreements. Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC (or not less than 125% of the company action level RBC, if NELICO has a negative trend), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2006, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recently referenced RBC-based amount calculated at December 31, 2005.

     In connection with the Company's acquisition of the parent of General American Life Insurance Company ("General American"), Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, as subsequently amended, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 250% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2006, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

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

     General American has agreed to guarantee certain contractual obligations of its former subsidiaries, Paragon Life Insurance Company (which merged into Metropolitan Life on May 1, 2006), MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 180% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At March 31, 2006, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

     The Holding Company has net worth maintenance agreements with three of its insurance subsidiaries, MetLife Investors, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under these agreements, as subsequently amended, the Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2006, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

     In connection with the acquisition of Travelers, MetLife International Holdings, Inc. ("MIH"), a subsidiary of the Holding Company, committed to the Australian Prudential Regulatory Authority that it will provide or procure the provision of additional capital to MetLife General Insurance Limited ("MGIL"), an Australian subsidiary of MIH, to the extent necessary to enable MGIL to meet insurance capital adequacy and solvency requirements. In addition, MetLife International Insurance, Ltd. ("MIIL"), a Bermuda insurance company, was acquired as part of the Travelers transaction. In connection with the assumption of a block of business by MIIL from a company in liquidation in 1995, Citicorp Life Insurance Company ("CLIC"), an affiliate of MIIL and a subsidiary of the Holding Company, agreed with MIIL and the liquidator to make capital contributions to MIIL to ensure that, for so long as any policies in such block remain outstanding, MIIL remains solvent and able to honor the liabilities under such policies. In connection with the acquisition of Travelers, the Holding Company also committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of The Travelers Life and Annuity Reinsurance Company, a South Carolina subsidiary of the Holding Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less deferred acquisition costs).

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

     It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses except as noted elsewhere herein in connection with specific matters. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's consolidated financial position, based on information currently known by the Company's management, in its opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     Other. Based on management's analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make cash dividend payments on its common and preferred stock, pay all operating expenses, and meet its cash needs. The nature of the Company's diverse product portfolio and customer base lessens the likelihood that normal operations will result in any significant strain on liquidity.

     Consolidated cash flows. Net cash provided by operating activities was $2,306 million and $1,656 million for the three months ended March 31, 2006 and 2005, respectively. The $650 million increase in operating cash flows in 2006 over the comparable 2005 period is primarily attributable to continued growth in the annuity business, as well as growth in disability, dental, long-term care business and group life, offset by a reduction in retirement & savings.

     Net cash used in investing activities was $15,056 million and $7,017 million for the three months ended March 31, 2006 and 2005, respectively. The $8,039 million increase in net cash used in investing activities in 2006 over the comparable 2005 period is primarily due to the increase in net purchases of fixed maturities, the increase in the net origination of mortgage and consumer loans and the increase in the net purchase of real estate and real estate joint ventures as well as other limited partnerships. An increase in net purchases of short-term investments and other invested assets also resulted in an increase in net cash used in investing activities. This was partially offset by the increase in net purchases of equity securities and the decrease in net cash provided by short-term investments. In addition, the 2005 period includes proceeds associated with the sale of SSRM. Overall, the increase in net cash used in investing activities results from an increase in operating cash flows as well as an increase in financing cash flows resulting from increased securities.

     Net cash provided by financing activities was $13,876 million and $5,180 million for the three months ended March 31, 2006 and 2005, respectively. The $8,696 million increase in net cash provided by financing activities in 2006 over the comparable 2005 period is primarily attributable to an increase in the amount of securities lending cash collateral invested in connection with the program and a decrease in short-term debt repayments as compared to 2005. This increase was partially offset by a decrease in net cash provided by policyholder account balances.

THE HOLDING COMPANY

  CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2005, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank's risk-based and leverage capital ratios meeting the federal banking regulatory agencies "well capitalized" standards and all of MetLife, Inc.'s risk-based and leverage capital ratios meeting the "adequately capitalized" standards. As of their most recently filed reports with the federal banking regulatory agencies, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned minimum capital standards and each had risk-based and leverage capital ratios that met the federal banking regulatory agencies "well capitalized" standards.

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

     The maximum amount of dividends which can be paid to the Holding Company by Metropolitan Life, MetLife Insurance Company of Connecticut ("MICC"), formerly The Travelers Insurance Company, MPC and Metropolitan Tower Life Insurance Company ("MTL"), in 2006, without prior regulatory approval, is $863 million, $0 million, $178 million and $85 million, respectively. If paid before a specified date in 2006, some or all of an otherwise ordinary dividend may be deemed special by the relevant regulatory authority and require approval. During the three months ended March 31, 2006, no subsidiaries paid dividends to the Holding Company.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. At March 31, 2006 and December 31, 2005, the Holding Company had $662 million and $668 million in liquid assets, respectively.

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

     At March 31, 2006 and December 31, 2005, the Holding Company had $971 million and $961 million in short-term debt outstanding, respectively. At both March 31, 2006 and December 31, 2005, the Holding Company had $7.3 billion of unaffiliated long-term debt outstanding. At March 31, 2006 and December 31, 2005, the Holding Company had $296 million and $286 million of affiliated long-term debt outstanding, respectively.

     On April 27, 2005, the Holding Company filed a shelf registration statement (the "2005 Registration Statement") with the SEC, covering $11 billion of securities. On May 27, 2005, the 2005 Registration Statement became effective, permitting the offer and sale, from time to time, of a wide range of debt and equity securities. In addition to the $11 billion of securities registered on the 2005 Registration Statement, approximately $3.9 billion of registered but unissued securities remained available for issuance by the Holding Company as of such date, from the $5.0 billion shelf registration statement filed with the SEC during the first quarter of 2004, permitting the Holding Company to issue an aggregate of $14.9 billion of registered securities. The terms of any offering will be established at the time of the offering.

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

     Debt Issuances. During the three months ended March 31, 2006, the Holding Company had no new debt issuances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources -- Debt Issuances" and "-- Common Equity Units" included in the 2005 Annual Report for further information.

     Debt Repayments. The Holding Company made no debt repayments for the three months ended March 31, 2006 and 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources -- Debt Repayments" included in the 2005 Annual Report for further information.

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources -- Preferred Stock" included in the 2005 Annual Report for further information.

     See also "-- Liquidity Uses -- Dividends."

     Common Equity Units. In connection with financing the acquisition of Travelers on July 1, 2005, the Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Trusts and $64 million in trust common securities issued equally by the Trusts. The common and preferred securities of the Trusts, totaling $2,134 million, represent undivided beneficial ownership interests in the assets of the Trusts, have no stated maturity and must be redeemed upon maturity of the corresponding series of junior subordinated debt securities -- the sole assets of the respective Trusts. The Series A and Series B Trusts will make quarterly distributions on the common and preferred securities at an annual rate of 4.82% and 4.91%, respectively.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding
Company -- Liquidity Sources -- Common Equity Units" included in the 2005 Annual Report for further information.

     Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in 2009, which it shares with Metropolitan Life and MetLife Funding, and $1.5 billion expiring in 2010, which it shares with MetLife Funding) as of March 31, 2006. Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At March 31, 2006, there were no borrowings against these credit facilities. At March 31, 2006, $458 million of the unsecured credit facilities support the letters of credit issued on behalf of the Company, of which $215 million is in support of letters of credit issued on behalf of the Holding Company.

     Letters of Credit. On July 1, 2005, in connection with the closing of the acquisition of Travelers, the L/C Agreement entered into by TLARC and various institutional lenders became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of TLARC with respect to reinsurance letters of credit issued pursuant to the L/C Agreement. The L/C Agreement expires five years after the closing of the acquisition. The following table provides details on the capacity and outstanding balances of all committed facilities as of March 31, 2006:

                                                                  LETTER OF
                                                                   CREDIT         UNUSED
          ACCOUNT PARTY               EXPIRATION     CAPACITY     ISSUANCES     COMMITMENTS
----------------------------------  --------------   --------   -------------   -----------
                                                         (IN MILLIONS)
The Travelers Life and Annuity
  Reinsurance Company.............  July 2010         $2,000       $2,000          $ --
Exeter Reassurance Company
  Ltd. ...........................  March 2015           225          225            --
Exeter Reassurance Company
  Ltd. ...........................  June 2015            250          250            --
Exeter Reassurance Company
  Ltd. ...........................  September 2015       325           19           306
Exeter Reassurance Company Ltd.
  and MetLife, Inc. ..............  March 2016           500          290           210
                                                      ------       ------          ----
       Total......................                    $3,300       $2,784          $516
                                                      ======       ======          ====

---------------

Note: The Holding Company is a guarantor under the first four agreements above.

     At March 31, 2006 and December 31, 2005, the Holding Company had $215 million and $190 million, respectively, in outstanding letters of credit from various banks, all of which automatically renew for one year periods. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company's actual future cash funding requirements.

  LIQUIDITY USES

     The primary uses of liquidity of the Holding Company include service on debt, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company's common stock.

     Dividends. Effective March 6, 2006, the Holding Company's board of directors declared dividends of $0.3432031 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on March 15, 2006 to shareholders of record as of February 28, 2006.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding Company
 -- Liquidity Uses -- Dividends" included in the 2005 Annual Report for further information.

     Affiliated Transactions. During the three months ended March 31, 2006, the Holding Company invested an aggregate of $89 million in various subsidiaries.

     On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company's ownership percentage of RGA to approximately to 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At March 31, 2006, the Company's ownership percentage of RGA remains at approximately 53%.

     Share Repurchase. On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program, of which $716 million is remaining on this program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the acquisition of Travelers, the Holding Company has suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

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

     Support Agreements. The Holding Company has net worth maintenance agreements with three of its insurance subsidiaries, MetLife Investors, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under these agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At March 31, 2006, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

     In connection with the acquisition of Travelers, the Holding Company committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of The Travelers Life and Annuity Reinsurance Company, a South Carolina subsidiary of the Holding Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less deferred acquisition costs).

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

OFF-BALANCE SHEET ARRANGEMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company's total return on its investment portfolio. The amounts of these unfunded commitments were $2,704 million and $2,684 million at March 31, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2,533 million and $2,974 million at March 31, 2006 and December 31, 2005, respectively. The purpose of these loans is to enhance the Company's total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  LEASE COMMITMENTS

     The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. The Company's commitments under such lease agreements are included within the contractual obligations table. See "-- Liquidity and Capital Resources -- The Company -- Liquidity Uses -- Investment and Other."

  CREDIT FACILITIES AND LETTER OF CREDIT

     The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See "-- Liquidity and Capital Resources -- The Company -- Liquidity Sources -- Credit Facilities" and
"-- Letters of Credit" for further description of such arrangements.

  SHARE-BASED ARRANGEMENTS

     In connection with the issuance of the common equity units, the Holding Company has issued forward stock purchase contracts under which the Company will issue, in 2008 and 2009, between 39.0 and 47.8 million shares, depending upon whether the share price is greater than $43.45 and less than $53.10. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources -- Common Equity Units" included in the 2005 Annual Report for further information.

  GUARANTEES

     In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, with a cumulative maximum of $3.5 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company's interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnities in the future.

     The Company has also guaranteed minimum investment returns on certain international retirement funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these guarantees in the future.

     In the first quarter of 2006, the Company did not record any additional liabilities for indemnities, guarantees and commitments. In the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in connection with a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments the Company could be required to pay under these indemnities is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the Company's consolidated balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The Company's recorded liabilities at both March 31, 2006 and December 31, 2005 for indemnities, guarantees and commitments were $9 million.

     In connection with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $491 million and $593 million at March 31, 2006 and December 31, 2005, respectively. The credit default swaps expire at various times during the next ten years.

  OTHER COMMITMENTS

     MICC is a member of the Federal Home Loan Bank of Boston (the "FHLB of Boston") and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company's consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC's residential mortgages and mortgage-backed securities to collateralize MICC's obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC the FHLB of Boston's recovery is limited to the amount of MICC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the FHLB of Boston as of March 31, 2006 and December 31, 2005 is $926 million, and $1.1 billion, respectively, which is included in policyholder account balances.

     MetLife Bank is a member of the FHLB of NY and holds $46 million and $43 million of common stock of the FHLB of NY, at March 31, 2006 and December 31, 2005, respectively, which is included in equity securities on the Company's consolidated balance sheets. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank's residential mortgages and mortgage-backed securities to collateralize MetLife Bank's obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank the FHLB of NY's recovery is limited to the amount of MetLife Bank's liability under the outstanding repurchase agreements. The amount of the Company's liability for repurchase agreements with the FHLB of NY as of March 31, 2006 and December 31, 2005 are $938 million and $855 million, respectively, which is included in long-term debt.

  COLLATERAL FOR SECURITIES LENDING

     The Company has noncash collateral for securities lending on deposits from customers, which cannot be sold or re-pledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $150 million and $207 million at March 31, 2006 and December 31, 2005, respectively.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(r)"), which revises SFAS No. 123, Accounting for Stock-Based Compensation("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148") and supersedes Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"). SFAS 123(r) includes supplemental application guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107, Share-Based Payment, ("SAB 107") -- using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

     Under the modified prospective transition method, compensation expense recognized in the three months ended March 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(r).

     The adoption of SFAS 123(r) did not have a significant impact on the Company's financial position or results of operations as all stock-based awards accounted for under the intrinsic value method prescribed by APB 25 had vested prior to the adoption date and the Company had adopted the fair value recognition provisions of SFAS 123 on January 1, 2003. As required by SFAS 148, and carried forward in the provisions of SFAS 123(r), the Company discloses the pro forma impact as if stock-based awards accounted for under APB 25 had been accounted for under the fair value method.

     SFAS 123 allowed forfeitures of stock-based awards to be recognized as a reduction of compensation expense in the period in which the forfeiture occurred. Upon adoption of SFAS 123(r), the Company changed its policy and now incorporates an estimate of future forfeitures into the determination of compensation expense when recognizing expense over the requisite service period. The impact of this change in accounting policy was not significant to the Company's financial position or results of operations.

     Additionally, for awards granted after adoption, the Company changed its policy from recognizing expense for stock-based awards over the requisite service period to recognizing such expense over the shorter of the requisite service period or the period to attainment of retirement-eligibility.

     Prior to the adoption of SFAS 123(r), the Company presented tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the unaudited interim condensed consolidated statements of cash flow. SFAS 123(r) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") be classified and reported as a financing cash inflow upon adoption of SFAS 123(r).

     The Company has adopted guidance relating to derivative financial instruments as follows:

     - Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging ("SFAS 133") and SFAS No. 140, Accounting for Transfers and Servicing of Financial, Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     - Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option ("Issue B38") and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor ("Issue B39"). Issue B38 clarifies that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted prospectively Emerging Issues Task Force ("EITF") Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-7"). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. The adoption of EITF 05-7 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05-8"). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference; and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid-in capital. EITF 05-8 was applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The adoption of EITF 05-8 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective November 9, 2005, the Company prospectively adopted the guidance in Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 ("FSP 140-2"). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

     Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

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

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. As of March 31, 2005, the Company was evaluating the impacts of the repatriation provision of the AJCA and during the second half of 2005, the Company recorded a $27 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded.

FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 amends the guidance in SFAS 140. Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's consolidated financial statements.

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

  COMPOSITION OF PORTFOLIO AND INVESTMENT RESULTS

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the three months ended March 31, 2006 and 2005:

                                                                 AT OR FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                 (IN MILLIONS)
FIXED MATURITIES
Yield(1)....................................................      6.15%      6.34%
Investment income(2)........................................  $  3,002   $  2,279
Net investment gains (losses)...............................  $   (412)  $   (114)
Ending assets(2)............................................  $240,711   $182,267
MORTGAGE AND CONSUMER LOANS
Yield(1)....................................................      6.68%      6.76%
Investment income(3)........................................  $    585   $    517
Net investment gains (losses)...............................  $      4   $    (11)
Ending assets...............................................  $ 37,351   $ 31,977
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1)....................................................     12.50%     11.02%
Investment income...........................................  $    146   $    119
Net investment gains (losses)...............................  $     17   $     18
Ending assets...............................................  $  4,700   $  4,377
POLICY LOANS
Yield(1)....................................................      5.84%      6.17%
Investment income...........................................  $    146   $    138
Ending assets...............................................  $  9,987   $  8,953
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS
Yield(1)....................................................     12.53%      9.90%
Investment income...........................................  $    229   $    118
Net investment gains (losses)...............................  $     27   $     95
Ending assets...............................................  $  7,870   $  5,514
CASH AND SHORT-TERM INVESTMENTS
Yield(1)....................................................      4.63%      4.77%
Investment income...........................................  $     80   $     64
Net investment gains (losses)...............................  $     (1)  $     (1)
Ending assets...............................................  $  8,512   $  6,470
OTHER INVESTED ASSETS(5)
Yield(1)....................................................      8.92%      9.09%
Investment income...........................................  $    171   $    104
Net investment gains (losses)...............................  $   (259)  $     (8)
Ending assets...............................................  $  8,386   $  5,331
TOTAL INVESTMENTS
Gross investment income yield(1)............................      6.54%      6.60%
Investment fees and expenses yield..........................     (0.12%)    (0.12%)
                                                              --------   --------
NET INVESTMENT INCOME YIELD.................................      6.42%      6.48%
                                                              ========   ========
Gross investment income.....................................  $  4,359   $  3,339
Investment fees and expenses................................  $    (81)  $    (60)
                                                              --------   --------
NET INVESTMENT INCOME(4)(5).................................  $  4,278   $  3,279
                                                              ========   ========
Ending assets...............................................  $317,517   $244,889
                                                              ========   ========
Net investment gains (losses)(4)(5).........................  $   (624)  $    (21)
                                                              ========   ========

---------------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Fixed maturities include $883 million and $134 million in ending assets relating to trading securities at March 31, 2006 and 2005, respectively. Fixed maturities include $19 million and $1 million in investment income relating to trading securities for the three months ended March 31, 2006 and 2005, respectively. The annualized yield on trading securities was 9.09% and 4.65% for the three months ended March 31, 2006 and 2005, respectively.

(3) Investment income from mortgage and consumer loans includes prepayment fees.

(4) Real estate and real estate joint venture investment income includes amounts classified as discontinued operations of $0 million and $39 million for the three months ended March 31, 2006 and 2005, respectively. Net investment gains (losses) includes $5 million of losses and $18 million of gains classified as discontinued operations for the three months ended March 31, 2006 and 2005, respectively.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $39 million and $24 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are excluded from net investment gains (losses). Additionally, excluded from net investment gains (losses) is ($4) million for three months ended March 31, 2006 related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting.

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 75.5% and 75.2% of total cash and invested assets at March 31, 2006 and December 31, 2005, respectively. Based on estimated fair value, public fixed maturities represented $210,093 million, or 87.6%, and $200,177 million, or 87.0%, of total fixed maturities at March 31, 2006 and December 31, 2005, respectively. Based on estimated fair value, private fixed maturities represented $29,735 million, or 12.4%, and $29,873 million, or 13.0%, of total fixed maturities at March 31, 2006 and December 31, 2005, respectively.

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

     The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated "Baa3" or higher by Moody's Investors Services ("Moody's"), or rated "BBB -- " or higher by Standard & Poor's ("S&P") and Fitch Ratings Insurance Group ("Fitch")), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P and Fitch).

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                                 MARCH 31, 2006                   DECEMBER 31, 2005
                                         ------------------------------     ------------------------------
                                          COST OR                            COST OR
NAIC                                     AMORTIZED   ESTIMATED    % OF      AMORTIZED   ESTIMATED    % OF
RATING    RATING AGENCY DESIGNATION(1)     COST      FAIR VALUE   TOTAL       COST      FAIR VALUE   TOTAL
------   ------------------------------  ---------   ----------   -----     ---------   ----------   -----
                                                                   (IN MILLIONS)
  1      Aaa/Aa/A......................  $175,045     $176,017     73.4%    $161,256     $165,577     72.0%
  2      Baa...........................    47,518       47,852     20.0       47,712       49,124     21.3
  3      Ba............................     9,145        9,456      3.9        8,794        9,142      4.0
  4      B.............................     5,924        5,997      2.5        5,666        5,710      2.5
  5      Caa and lower.................       289          291      0.1          287          290      0.1
  6      In or near default............        24           23       --           18           15       --
                                         --------     --------    -----     --------     --------    -----
         Subtotal......................   237,945      239,636     99.9      223,733      229,858     99.9
         Redeemable preferred stock....       195          192      0.1          193          192      0.1
                                         --------     --------    -----     --------     --------    -----
         Total fixed maturities........  $238,140     $239,828    100.0%    $223,926     $230,050    100.0%
                                         ========     ========    =====     ========     ========    =====

---------------

(1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody's, S&P and Fitch at March 31, 2006 and the lower of the applicable ratings between Moody's and S&P at December 31, 2005. Beginning in the third quarter of 2005, the Company incorporated Fitch into its rating agency designations to be consistent with the Lehman Brothers' ratings convention. If no rating is available from a rating agency, then the MetLife rating is used.

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                           MARCH 31, 2006
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 73,621    $1,866    $1,590     $ 73,897     30.8%
Residential mortgage-backed
  securities...........................    52,630       241       855       52,016     21.7
Foreign corporate securities...........    34,287     1,480       739       35,028     14.6
U.S. Treasury/agency securities........    27,418       872       566       27,724     11.6
Commercial mortgage-backed
  securities...........................    20,286       155       412       20,029      8.3
Asset-backed securities................    13,656        74       100       13,630      5.7
Foreign government securities..........    10,324     1,269        54       11,539      4.8
State and political subdivision
  securities...........................     4,768       146        75        4,839      2.0
Other fixed maturity securities........       955        18        39          934      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   237,945     6,121     4,430      239,636     99.9
Redeemable preferred stock.............       195         2         5          192      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $238,140    $6,123    $4,435     $239,828    100.0%
                                         ========    ======    ======     ========    =====
Common stock...........................  $  1,983    $  341    $   23     $  2,301     68.6%
Non-redeemable preferred stock.........     1,029        43        17        1,055     31.4
                                         --------    ------    ------     --------    -----
  Total equity securities(1)...........  $  3,012    $  384    $   40     $  3,356    100.0%
                                         ========    ======    ======     ========    =====

                                                         DECEMBER 31, 2005
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 72,339    $2,814    $  835     $ 74,318     32.3%
Residential mortgage-backed
  securities...........................    47,365       353       472       47,246     20.5
Foreign corporate securities...........    33,578     1,842       439       34,981     15.2
U.S. Treasury/agency securities........    25,643     1,401        86       26,958     11.7
Commercial mortgage-backed
  securities...........................    17,682       223       207       17,698      7.7
Asset-backed securities................    11,533        91        51       11,573      5.0
Foreign government securities..........    10,080     1,401        35       11,446      5.0
State and political subdivision
  securities...........................     4,601       185        36        4,750      2.1
Other fixed maturity securities........       912        17        41          888      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   223,733     8,327     2,202      229,858     99.9
Redeemable preferred stock.............       193         2         3          192      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $223,926    $8,329    $2,205     $230,050    100.0%
                                         ========    ======    ======     ========    =====
Common stock...........................  $  2,004    $  250    $   30     $  2,224     66.6%
Non-redeemable preferred stock.........     1,080        45        11        1,114     33.4
                                         --------    ------    ------     --------    -----
  Total equity securities(1)...........  $  3,084    $  295    $   41     $  3,338    100.0%
                                         ========    ======    ======     ========    =====

---------------

(1) Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $403 million and $472 million at March 31, 2006 and December 31, 2005, respectively.

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

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $9 million and $19 million for the three months ended March 31, 2006 and 2005, respectively. The Company's three largest impairments totaled $5 million and $18 million for the three months ended March 31, 2006 and 2005, respectively. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. For the three months ended March 31, 2006 and 2005, the Company sold or disposed of fixed maturities and equity securities at a loss that had a fair value of $27,503 million and $21,428 million, respectively. Gross losses excluding impairments for fixed maturities and equity securities were $524 million and $229 million for the three months ended March 31, 2006 and 2005, respectively.

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at March 31, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                         MARCH 31, 2006
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                 LOSS              SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                           (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months............  $ 91,526     $231     $1,828      $57       7,887      119
Six months or greater but less
  than nine months..............    48,645       11      2,057        6       4,477       18
Nine months or greater but less
  than twelve months............     3,068        4        118        2         348        4
Twelve months or greater........    10,171        5        406        1       1,295        8
                                  --------     ----     ------      ---      ------      ---
  Total.........................  $153,410     $251     $4,409      $66      14,007      149
                                  ========     ====     ======      ===      ======      ===

                                                       DECEMBER 31, 2005
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                 LOSS              SECURITIES
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
                                  ========     ====     ======      ===      ======      ===

     As of March 31, 2006 and December 31, 2005, the Company had $4,475 million and $2,246 million, respectively, of gross unrealized losses related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2006          2005
                                                              ---------   ------------
SECTOR:
  U.S. corporates...........................................      36%          37%
  Residential mortgage-backed...............................      19           21
  Foreign corporates........................................      17           20
  Other.....................................................      28           22
                                                                 ---          ---
     Total..................................................     100%         100%
                                                                 ===          ===
INDUSTRY:
  Mortgage-backed...........................................      27%          30%
  Industrial................................................      20           22
  Finance...................................................      10           11
  Other.....................................................      43           37
                                                                 ---          ---
     Total..................................................     100%         100%
                                                                 ===          ===

     As of March 31, 2006, $4,409 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 3% of the cost or amortized cost of such securities. As of December 31, 2005, $2,188 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

     As of March 31, 2006, $66 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 26% of the cost or amortized cost of such securities. Of such unrealized losses of $66 million, $57 million have been in an unrealized loss position for a period of less than six months. As of December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million have been in an unrealized loss position for a period of less than six months.

     The Company held 18 fixed maturities and equity securities with a gross unrealized loss at March 31, 2006 each greater than $10 million. These securities represented approximately 10% or $460 million of the gross unrealized loss on fixed maturities and equity securities.

     The Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. The increase in the unrealized losses during the period ended March 31, 2006 is principally driven by an increase in interest rates. Based upon the Company's evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company's intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

                                                     MARCH 31, 2006     DECEMBER 31, 2005
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Industrial.......................................   $ 40,222     36.9%   $ 41,322     37.8%
Foreign(1).......................................     35,028     32.2      34,981     32.0
Finance..........................................     19,859     18.2      19,189     17.5
Utility..........................................     12,741     11.7      12,633     11.6
Other............................................      1,075      1.0       1,174      1.1
                                                    --------    -----    --------    -----
     Total.......................................   $108,925    100.0%   $109,299    100.0%
                                                    ========    =====    ========    =====

---------------

(1) Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

     The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At March 31, 2006 and December 31, 2005, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $6,324 million and $6,215 million, respectively, each less than 2% and 3%, respectively, of the Company's total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturities held at March 31, 2006 and December 31, 2005 was $910 million and $943 million, respectively.

     The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

     Structured Securities. The following table shows the types of structured securities the Company held at:

                                                     MARCH 31, 2006     DECEMBER 31, 2005
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Residential mortgage-backed securities:
  Collateralized mortgage obligations............   $31,823      37.1%   $29,679      38.8%
  Pass-through securities........................    20,193      23.6     17,567      23.0
                                                    -------     -----    -------     -----
Total residential mortgage-backed securities.....    52,016      60.7     47,246      61.8
Commercial mortgage-backed securities............    20,029      23.4     17,698      23.1
Asset-backed securites...........................    13,630      15.9     11,573      15.1
                                                    -------     -----    -------     -----
     Total.......................................   $85,675     100.0%   $76,517     100.0%
                                                    =======     =====    =======     =====

     The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At March 31, 2006, $51,429 million, or 98.9%, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At December 31, 2005, $46,304 million, or 98.0%, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch.

     At March 31, 2006, $16,231 million, or 81%, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At December 31, 2005, $13,272 million, or 75%, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch.

     The Company's asset-backed securities are diversified both by sector and by issuer. Home equity loan and credit card receivables, accounting for about 32% and 26% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. At March 31, 2006, $7,599 million, or 55.8%, of total asset-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch. At December 31, 2005, $6,084 million, or 52.6%, of total asset-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch.

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

     The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to bankruptcy-remote special purpose entities ("SPEs") and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method. The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities.

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

     The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments was approximately $373 million and $362 million at March 31, 2006 and December 31, 2005, respectively. The related net investment income recognized was $19 million and $4 million for the three months ended March 31, 2006 and 2005, respectively.

  TRADING SECURITIES

     During 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities and the execution of repurchase agreements. Trading securities and repurchase agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income related to fixed maturities.

     At March 31, 2006 and December 31, 2005, trading securities are $883 million and $825 million, respectively. Repurchase agreements associated with the trading securities portfolio, which are included within other liabilities, are approximately $466 million and $460 million, respectively at March 31, 2006 and December 31, 2005.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca Citigroup Investments Ltd. ("Tribeca"). Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. MetLife is the majority owner of the feeder fund and consolidates the fund within its consolidated financial statements. At March 31, 2006 and December 31, 2005, approximately $470 million and $452 million, respectively, of trading securities are related to Tribeca and approximately $193 million and $190 million, respectively, of the repurchase agreements are related to Tribeca. Net investment income associated with Tribeca for the three months ended March 31, 2006 includes $11 million of interest and dividends earned and net realized and unrealized gains (losses).

     During the three months ended March 31, 2006 and 2005, excluding Tribeca, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related repurchase agreement liabilities totaled $1 million and $2 million, respectively. Changes in the fair value of such trading securities and repurchase agreement liabilities, excluding Tribeca, held at March 31, 2006 and 2005 total $7 million and ($1) million for the three months ended March 31, 2006 and 2005, respectively.

     Total net investment income (loss) on securities classified as trading and repurchase agreement liabilities for the three months ended March 31, 2006 and 2005, including Tribeca, total $19 million and $1 million, respectively.

  MORTGAGE AND CONSUMER LOANS

     The Company's mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 11.8% and 12.2% of the Company's total cash and invested assets at March 31, 2006 and December 31, 2005, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage and consumer loans by type at:

                                                      MARCH 31, 2006    DECEMBER 31, 2005
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                                 (IN MILLIONS)
Commercial mortgage loans..........................  $28,278     75.7%   $28,022     75.4%
Agricultural mortgage loans........................    7,689     20.6      7,700     20.7
Consumer loans.....................................    1,384      3.7      1,468      3.9
                                                     -------    -----    -------    -----
  Total............................................  $37,351    100.0%   $37,190    100.0%
                                                     =======    =====    =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                      MARCH 31, 2006    DECEMBER 31, 2005
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                                 (IN MILLIONS)
REGION
Pacific............................................  $ 7,038     24.9%   $ 6,818     24.3%
South Atlantic.....................................    6,343     22.4      6,093     21.8
Middle Atlantic....................................    4,177     14.8      4,689     16.7
East North Central.................................    3,161     11.2      3,078     11.0
West South Central.................................    2,288      8.1      2,069      7.4
New England........................................    1,261      4.5      1,295      4.6
International......................................    1,896      6.7      1,817      6.5
Mountain...........................................      821      2.9        861      3.1
West North Central.................................      817      2.9        825      2.9
East South Central.................................      380      1.3        381      1.4
Other..............................................       96      0.3         96      0.3
                                                     -------    -----    -------    -----
  Total............................................  $28,278    100.0%   $28,022    100.0%
                                                     =======    =====    =======    =====
PROPERTY TYPE
Office.............................................  $13,636     48.2%   $13,453     48.0%
Retail.............................................    6,270     22.2      6,398     22.8
Apartments.........................................    3,283     11.6      3,102     11.1
Industrial.........................................    2,763      9.8      2,656      9.5
Hotel..............................................    1,490      5.3      1,355      4.8
Other..............................................      836      2.9      1,058      3.8
                                                     -------    -----    -------    -----
  Total............................................  $28,278    100.0%   $28,022    100.0%
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

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                            MARCH 31, 2006                             DECEMBER 31, 2005
                               -----------------------------------------   -----------------------------------------
                                                                 % OF                                        % OF
                               AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                               ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                   (IN MILLIONS)
Performing...................   $28,414      100%    $139         0.5%      $28,158      100%    $147         0.5%
Restructured.................        --       --       --          --%           --       --       --          --%
Potentially delinquent.......         2       --       --          --%            3       --       --          --%
Delinquent or under
  foreclosure................         1       --       --          --%            8       --       --          --%
                                -------    -----     ----                   -------    -----     ----
  Total......................   $28,417    100.0%    $139         0.5%      $28,169    100.0%    $147         0.5%
                                =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                       2006
                                                                ------------------
                                                                  (IN MILLIONS)
Balance, beginning of period................................           $147
Additions...................................................              2
Deductions..................................................            (10)
                                                                       ----
Balance, end of period......................................           $139
                                                                       ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

     Approximately 63% of the $7,689 million of agricultural mortgage loans outstanding at March 31, 2006 were subject to rate resets prior to maturity. A substantial portion of these loans is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                            MARCH 31, 2006                             DECEMBER 31, 2005
                               -----------------------------------------   -----------------------------------------
                                                                 % OF                                        % OF
                               AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                               ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                   (IN MILLIONS)
Performing...................   $7,594      98.5%     $ 8         0.1%      $7,635      99.0%     $ 8         0.1%
Restructured.................       14       0.2       --          --%          36       0.5       --          --%
Potentially delinquent.......       32       0.4        9        28.1%           3        --        1        33.3%
Delinquent or under
  foreclosure................       67       0.9        1         1.5%          37       0.5        2         5.4%
                                ------     -----      ---                   ------     -----      ---
  Total......................   $7,707     100.0%     $18         0.2%      $7,711     100.0%     $11         0.1%
                                ======     =====      ===                   ======     =====      ===

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               ------------------
                                                                      2006
                                                               ------------------
                                                                 (IN MILLIONS)
Balance, beginning of period................................          $11
Additions...................................................            8
Deductions..................................................           (1)
                                                                      ---
Balance, end of period......................................          $18
                                                                      ===

     Consumer Loans. Consumer loans consist of residential mortgages and auto loans.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial properties located primarily in the United States. At March 31, 2006 and December 31, 2005, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,700 million and $4,665 million, respectively. The Company's real estate and real estate joint venture investments represent 1.5% of total cash and invested assets at both March 31, 2006 and December 31, 2005. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                           MARCH 31, 2006         DECEMBER 31, 2005
                                                        ---------------------   ---------------------
                                                        CARRYING                CARRYING
TYPE                                                     VALUE     % OF TOTAL    VALUE     % OF TOTAL
------------------------------------------------------  --------   ----------   --------   ----------
                                                                        (IN MILLIONS)
Real estate held-for-investment.......................   $3,879       82.5%      $3,713       79.6%
Real estate joint ventures held-for-investment........      794       16.9          926       19.8
Foreclosed real estate held-for-investment............        4        0.1            4        0.1
                                                         ------      -----       ------      -----
                                                          4,677       99.5        4,643       99.5
                                                         ------      -----       ------      -----
Real estate held-for-sale.............................       23        0.5           22        0.5
Foreclosed real estate held-for-sale..................       --         --           --         --
                                                         ------      -----       ------      -----
                                                             23        0.5           22        0.5
                                                         ------      -----       ------      -----
Total real estate, real estate joint ventures and real
  estate held-for-sale................................   $4,700      100.0%      $4,665      100.0%
                                                         ======      =====       ======      =====

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $23 million and $22 million at March 31, 2006 and December 31, 2005, respectively, are net of valuation allowances of $0 million and net of impairments of $0 million at both March 31, 2006 and December 31, 2005.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

     In May 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in second quarter 2005 gains, net of income taxes, of $431 million and $762 million, respectively. Net investment income on One Madison Avenue and 200 Park Avenue was $11 million and $16 million, respectively, for the three months ended March 31, 2005 and is included in income from discontinued operations. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

  OTHER LIMITED PARTNERSHIP INTERESTS

     The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $4,514 million and $4,276 million at March 31, 2006 and December 31, 2005, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies, does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in other limited partnerships represented 1.4% of cash and invested assets at both March 31, 2006 and December 31, 2005.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases and funds withheld at interest of $4,701 million and $4,573 million at March 31, 2006 and December 31, 2005, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also includes derivative revaluation gains and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 2.6% of cash and invested assets at both March 31, 2006 and December 31, 2005.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication derivative transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments.

     The table below provides a summary of the notional amount and current market or fair value of derivative financial instruments held at:

                                       MARCH 31, 2006                   DECEMBER 31, 2005
                               -------------------------------   -------------------------------
                                           CURRENT MARKET OR                 CURRENT MARKET OR
                                               FAIR VALUE                        FAIR VALUE
                               NOTIONAL   --------------------   NOTIONAL   --------------------
                                AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                               --------   ------   -----------   --------   ------   -----------
                                                         (IN MILLIONS)
Interest rate swaps..........  $18,410    $  663     $  247      $20,444    $  653     $   69
Interest rate floors.........   10,975        81         --       10,975       134         --
Interest rate caps...........   27,990       285         --       27,990       242         --
Financial futures............      844         2         23        1,159        12          8
Foreign currency swaps.......   15,349       522      1,010       14,274       527        991
Foreign currency forwards....    4,107        52         70        4,622        64         92
Options......................      872       355          5          815       356          6
Financial forwards...........    3,396        20         20        2,452        13          4
Credit default swaps.........    5,436         9         11        5,882        13         11
Synthetic GICs...............    3,738        --         --        5,477        --         --
Other........................      250        26         --          250         9         --
                               -------    ------     ------      -------    ------     ------
  Total......................  $91,367    $2,015     $1,386      $94,340    $2,023     $1,181
                               =======    ======     ======      =======    ======     ======

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At March 31, 2006 and December 31, 2005, the Company owned 1,466 and 3,305 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At both March 31, 2006 and December 31, 2005, the Company owned 213,000 equity financial forwards. Equity financial forwards market values are included in financial forwards in the preceding table. At March 31, 2006 and December 31, 2005, the Company owned 5,237,594 and 4,720,254 equity options, respectively. Equity options market values are included in options in the preceding table.

     Credit Risk. The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.

     The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $189 million and $195 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $423 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2006 and December 31, 2005, none of the collateral had been sold or repledged.

     As of March 31, 2006 and December 31, 2005, the Company provided collateral of $6 million and $4 million, respectively, which is included in other assets in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to variable interest entities ("VIEs") for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's consolidated financial statements at March 31, 2006; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                              MARCH 31, 2006
                                            ---------------------------------------------------
                                              PRIMARY BENEFICIARY      NOT PRIMARY BENEFICIARY
                                            ------------------------   ------------------------
                                                           MAXIMUM                    MAXIMUM
                                              TOTAL      EXPOSURE TO     TOTAL      EXPOSURE TO
                                            ASSETS(1)      LOSS(2)     ASSETS(1)      LOSS(2)
                                            ----------   -----------   ----------   -----------
                                                               (IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations.........     $ --         $ --        $ 3,351       $  406
Real estate joint ventures(3).............      305          122            187           16
Other limited partnerships(4).............       91           57         12,606        1,601
Other investments(5)......................       --           --          3,738          242
                                               ----         ----        -------       ------
  Total...................................     $396         $179        $19,882       $2,265
                                               ====         ====        =======       ======

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at March 31, 2006. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $45,405 million and $32,068 million and an estimated fair value of $45,477 million and $32,954 million were on loan under the program at March 31, 2006 and December 31, 2005, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $46,870 million and $33,893 million at March 31, 2006 and December 31, 2005, respectively. Securities loaned transactions are accounted for as financing arrangements on the Company's consolidated balance sheets and consolidated statements of cash flows and the income and expenses associated with the program are reported in net investment income as investment income and investment expenses, respectively. Security collateral of $150 million and $207 million, respectively, at March 31, 2006 and December 31, 2005 on deposit from customers in connection with the securities lending transactions may not be sold or repledged and is not reflected in the consolidated financial statements.

  SEPARATE ACCOUNTS

     The Company had $132.5 billion and $127.9 billion held in its separate accounts, for which the Company generally does not bear investment risk, as of March 31, 2006 and December 31, 2005, respectively. The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates, and that the amount of that risk has not changed significantly from that reported on December 31, 2005. The equity and foreign currency portfolios do not expose the Company to material market risk, nor has the Company's exposure to those risks materially changed from that reported on December 31, 2005.

     The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. As disclosed in MetLife Inc.'s 2005 Annual Report on Form 10-K, the Company uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

     The Company's management processes for measuring, managing and monitoring market risk remain as described in MetLife Inc.'s 2005 Annual Report on Form 10-K. Some of those processes utilize interim manual reporting and estimation techniques when the Company integrates newly acquired operations.

RISK MEASUREMENT: SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at March 31, 2006 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at March 31, 2006. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at March 31, 2006 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio, at March 31, 2006 was:

                                                                MARCH 31, 2006
                                                               -----------------
                                                                 (IN MILLIONS)
Non-trading:
  Interest rate risk........................................        $6,207
  Equity price risk.........................................        $  699
  Foreign currency exchange rate risk.......................        $  488
Trading:
  Interest rate risk........................................        $   14

     The table below provides additional detail regarding the potential loss in fair value of the Company's non-trading interest sensitive financial instruments at March 31, 2006 by type of asset or liability.

                                                                      AS OF MARCH 31, 2006
                                                              ------------------------------------
                                                                                       ASSUMING A
                                                                                      10% INCREASE
                                                              NOTIONAL                IN THE YIELD
                                                               AMOUNT    FAIR VALUE      CURVE
                                                              --------   ----------   ------------
                                                                         (IN MILLIONS)
ASSETS
  Fixed maturities..........................................              $239,828      $(6,454)
  Equity securities.........................................                 3,356           --
  Mortgage and consumer loans...............................                37,370         (705)
  Policy loans..............................................                 9,987         (326)
  Short-term investments....................................                 3,368          (13)
  Cash and cash equivalents.................................                 5,144           --
  Mortgage loan commitments.................................  $ 2,533          (15)         (10)
                                                                                        -------
     Total assets...........................................                            $(7,508)
                                                                                        -------


LIABILITIES
  Policyholder account balances.............................              $126,807      $ 1,044
  Short-term debt...........................................                 1,360           --
  Long-term debt............................................                10,057          440
  Junior subordinated debt securities underlying common
     equity units...........................................                 2,088           25
  Shares subject to mandatory redemption....................                   226           --
  Payables for collateral under securities loaned and other
     transactions...........................................                47,059           --
                                                                                        -------
     Total liabilities......................................                            $ 1,509
                                                                                        -------
OTHER
  Derivative instruments (designated hedges or otherwise)
     Interest rate swaps....................................  $18,410     $    416      $   (16)
     Interest rate floors...................................   10,975           81          (27)
     Interest rate caps.....................................   27,990          285           94
     Financial futures......................................      844          (21)         (28)
     Foreign currency swaps.................................   15,349         (488)        (231)
     Foreign currency forwards..............................    4,107          (18)          --
     Options................................................      872          350           --
     Financial forwards.....................................    3,396           --           --
     Credit default swaps...................................    5,436           (2)          --
     Synthetic GICs.........................................    3,738           --           --
     Other..................................................      250           26           --
                                                                                        -------
          Total other.......................................                            $  (208)
                                                                                        -------
NET CHANGE..................................................                            $(6,207)
                                                                                        =======

     This quantitative measure of risk has increased by $684 million, or 12%, at March 31, 2006, from $5,523 million at December 31, 2005. The primary reason for the increase is an overall increase in the yield curve of approximately $600 million, an increase in asset growth of approximately $250 million, partially offset by a decrease in the asset duration and other of approximately $166 million.

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

     There were no changes to the Holding Company's internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Holding Company's internal control over financial reporting.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2006.

  Sales Practices Claims

     Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company, with which Metropolitan Life merged in 1996 ("New England Mutual"), and General American Life Insurance Company, which was acquired in 2000 ("General American"), have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits generally are referred to as "sales practices claims."

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits or other proceedings relating to the sale of mutual funds and other products, have been brought. As of March 31, 2006, there are approximately 332 sales practices litigation matters pending against Metropolitan Life; approximately 46 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); approximately 44 sales practices litigation matters pending against General American; and approximately 28 sales practices litigation matters pending against Walnut Street Securities, Inc. ("Walnut Street"). In addition, similar litigation matters are pending against MetLife Securities, Inc. ("MSI"). Metropolitan Life, New England, General American, MSI and Walnut Street continue to defend themselves vigorously against these litigation matters. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or have gone to trial. The outcomes of trials have varied, and appeals are pending in several matters. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

  Asbestos-Related Claims

     Metropolitan Life received approximately 18,500 asbestos-related claims in 2005. During the three months ended March 31, 2006 and 2005, Metropolitan Life received approximately 2,220 and 5,900 asbestos-related claims, respectively.

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

     See Note 12 of Notes to Consolidated Financial Statements included in the 2005 Annual Report for historical information concerning asbestos claims and MetLife's increase of its recorded liability at December 31, 2002.

     The Company believes adequate provision has been made in its interim condensed consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004 and 2005 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims, $15.1 million with respect to 2004 claims, $12.7 million with respect to 2005 claims and estimated as of March 31, 2006, to be approximately $60.7 million in the aggregate, including future years.

  Property and Casualty Actions

     Ten lawsuits are pending against MPC (five in Louisiana and five in Missouri) relating to Hurricane Katrina including two purported class actions in Louisiana. It is reasonably possible other actions will be filed. The Company intends to vigorously defend these matters.

  Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On May 2, 2006, the trial court issued a decision granting plaintiffs' motion to certify a litigation class with respect to their claim that defendants violated section 7312 of the New York Insurance Law, but finding that plaintiffs had not met the requirements for certifying a class with respect to a fraud claim. Defendants have a right to appeal this decision. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class actions seek compensatory relief and punitive damages. Five persons brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners sought to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. On November 10, 2005, the trial court granted respondents' motions to dismiss this proceeding. Petitioners have filed a notice of appeal. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life and the Holding Company filed a petition seeking permission for an interlocutory appeal from this order; on or about March 29, 2006, the United States Court of Appeals for the Second Circuit denied the petition. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

  Other

     A putative class action which commenced in October 2000 is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life's motion for summary judgment was granted. Plaintiffs have moved for reconsideration.

     In May 2003, the American Dental Association and three individual providers sued MetLife and Cigna in a purported class action lawsuit brought in the United States District Court for the Southern District of Florida. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the matter. The district court has granted in part and denied in part MetLife's motion to dismiss. MetLife has filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which will stay the lawsuit indefinitely.

     In April 2006, the SEC and Metropolitan Life Insurance Company resolved a formal investigation of Metropolitan Life relating to certain sales by a former MetLife sales representative to the Sheriff's Department of Fulton County, Georgia. The settlement includes a payment to the SEC of a $250,000 fine.

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

     In February 2006, the SEC commenced a formal investigation of NES in connection with the suitability of its sales of variable universal life insurance policies. The Company believes that others in the insurance industry are the subject of similar investigations by the SEC. NES is cooperating fully with the SEC.

     In August 1999, an amended putative class action complaint was filed in Connecticut state court against MetLife Life and Annuity Company of Connecticut ("MLAC"), formerly The Travelers Life and Annuity Company, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court's certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. MLAC and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, formerly The Travelers Insurance Company, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, two arbitration matters were commenced in 2005 against Tower Square. In one of the matters, defendants include other unaffiliated broker-dealers with whom the registered representative was formerly registered. In May 2006, Tower Square received a lawsuit filed by two claimants in Connecticut state court. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases. In another matter, the NASD has made a preliminary determination that Tower Square violated certain NASD rules relating to supervisory procedures, documentation and compliance with the firm's anti-money laundering program. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking.

     Metropolitan Life also has been named as a defendant in numerous silicosis, welding and mixed dust cases in various states. The Company intends to defend itself vigorously against these cases.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Purchases of Common Stock made by or on behalf of the Holding Company or its affiliates during the three months ended March 31, 2006 are set forth below:

                                                                                         (D) MAXIMUM NUMBER
                                                               (C) TOTAL NUMBER OF     (OR APPROXIMATE DOLLAR
                                                               SHARES PURCHASED AS        VALUE) OF SHARES
                              (A) TOTAL NUMBER   (B) AVERAGE     PART OF PUBLICLY          THAT MAY YET BE
                                 OF SHARES       PRICE PAID         ANNOUNCED         PURCHASED UNDER THE PLANS
PERIOD                          PURCHASED(1)      PER SHARE    PLANS OR PROGRAMS(2)          OR PROGRAMS
----------------------------  ----------------   -----------   --------------------   -------------------------
January 1 --
  January 31, 2006..........       2,636           $50.70               --                  $716,206,611
February 1 --
  February 28, 2006.........         531           $50.31               --                  $716,206,611
March 1 --
  March 31, 2006............       1,677           $50.71               --                  $716,206,611
                                   -----
Total.......................       4,844           $50.66               --                  $716,206,611
                                   =====                                ==

---------------

(1) During the periods January 1- January 31, 2006, February 1- February 28, 2006 and March 1- March 31, 2006, separate account affiliates of the Holding Company purchased 2,636 shares, 531 shares and 1,677 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Holding Company's Annual Meeting of stockholders was held on April 25, 2006 (the "2006 Annual Meeting"). The matters that were voted upon at the 2006 Annual Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions as to each such matter, as applicable, are set forth below:

(1) Election of Directors -- The stockholders elected four Class I Directors, each for a term expiring at the Holding Company's 2009 Annual Meeting.

NOMINEE NAME                                                 VOTES FOR    VOTES WITHHELD
------------                                                -----------   --------------
C. Robert Henrikson.......................................  656,058,997     12,045,305
John M. Keane.............................................  659,685,370      8,418,932
Hugh B. Price.............................................  640,929,021     27,175,281
Kenton J. Sicchitano......................................  660,551,335      7,552,967

                                                   VOTES FOR    VOTES AGAINST   ABSTAINED
                                                  -----------   -------------   ---------
(2) Ratification of Appointment of Deloitte &
Touche LLP as Independent Auditor (APPROVED)....  661,887,411     2,569,984     3,646,907

     The Directors whose terms continued after the 2006 Annual Meeting and the years their terms expire are as follows:

     Class II Directors -- Term Expires in 2007
     Curtis H. Barnette
     Burton A. Dole, Jr.
     Harry P. Kamen
     James M. Kilts
     Charles M. Leighton

     Class III Directors -- Term Expires in 2008
     Cheryl W. Grise
     James R. Houghton
     Helene L. Kaplan
     Sylvia M. Mathews
     William C. Steere, Jr.

ITEM 6.  EXHIBITS

  3.1    MetLife, Inc. Amended and Restated By-Laws effective March
         20, 2006
 10.1    Summary of Non-Management Director Compensation
         (Incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc. filed on January 20, 2006)
 10.2    Amendment to Management Performance Share Agreement
         (effective December 31, 2005) under the MetLife, Inc. 2005
         Stock and Incentive Compensation Plan (the "2005 Incentive
         Plan")(Incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc. filed on January 10, 2006 (the "January 10,
         2006 Form 8-K"))
 10.3    Amendment to Management Restricted Stock Unit Agreement
         (effective December 31, 2005) under the 2005 Incentive Plan
         (Incorporated by reference to Exhibit 10.2 to the January
         10, 2006 Form 8-K)
 10.4    Form of Management Performance Share Agreement under the
         2005 Incentive Plan (Incorporated by reference to Exhibit
         10.3 to the January 10, 2006 Form 8-K)
 10.5    Form of Management Restricted Stock Unit Agreement under the
         2005 Incentive Plan (Incorporated by reference to Exhibit
         10.4 to the January 10, 2006 Form 8-K)
 31.1    Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
 31.2    Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
 32.1    Certification of Chief Executive Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002
 32.2    Certification of Chief Financial Officer pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METLIFE, INC.

                                        By:   /s/ Joseph J. Prochaska, Jr.
                                           -------------------------------------
                                            Name:  Joseph J. Prochaska, Jr.
                                           Title: Executive Vice-President,
                                                  Finance Operations and Chief
                                                  Accounting Officer (Authorized
                                                  Signatory and Chief Accounting
                                                  Officer)

Date: May 8, 2006

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
  3.1     MetLife, Inc. Amended and Restated By-Laws effective March
          20, 2006

 10.1     Summary of Non-Management Director Compensation
          (Incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc. filed on January 20, 2006)

 10.2     Amendment to Management Performance Share Agreement
          (effective December 31, 2005) under the MetLife, Inc. 2005
          Stock and Incentive Compensation Plan (the "2005 Incentive
          Plan")(Incorporated by reference to Exhibit 10.1 to Form 8-K of MetLife, Inc. filed on January 10, 2006 (the "January 10,
          2006 Form 8-K"))

 10.3     Amendment to Management Restricted Stock Unit Agreement
          (effective December 31, 2005) under the 2005 Incentive Plan
          (Incorporated by reference to Exhibit 10.2 to the January
          10, 2006 Form 8-K)

 10.4     Form of Management Performance Share Agreement under the
          2005 Incentive Plan (Incorporated by reference to Exhibit
          10.3 to the January 10, 2006 Form 8-K)

 10.5     Form of Management Restricted Stock Unit Agreement under the
          2005 Incentive Plan (Incorporated by reference to Exhibit
          10.4 to the January 10, 2006 Form 8-K)

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