Form 10-Q
period 2006-06-30
METLIFE INC
filed 2006-08-08
CIK 1099219

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


           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     At August 3, 2006, 759,393,465 shares of the registrant's common stock, $0.01 par value per share, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS..............................    4
  Interim Condensed Consolidated Balance Sheets at June 30,
     2006 (Unaudited) and December 31, 2005.................    4
  Interim Condensed Consolidated Statements of Income for
     the Three Months Ended and Six Months Ended June 30,
     2006 and 2005 (Unaudited)..............................    5
  Interim Condensed Consolidated Statement of Stockholders'
     Equity for the Six Months Ended June 30, 2006
     (Unaudited)............................................    6
  Interim Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2006 and 2005
     (Unaudited)............................................    7
  Notes to Interim Condensed Consolidated Financial
     Statements (Unaudited).................................    8
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................   62
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................  136
  ITEM 4. CONTROLS AND PROCEDURES...........................  139
PART II -- OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.................................  140
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
     PROCEEDS...............................................  145
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................  146
  ITEM 5. OTHER INFORMATION.................................  146
  ITEM 6. EXHIBITS..........................................  148
  SIGNATURES................................................  149
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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 METLIFE, INC.

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2006            2005
                                                              -----------   ---------------
ASSETS
Investments:
  Fixed maturities available-for-sale, at fair value
    (amortized cost: $238,741 and $223,926, respectively)...   $237,093        $230,050
  Trading securities, at fair value (cost: $526 and $830,
    respectively)...........................................        519             825
  Equity securities available-for-sale, at fair value (cost:
    $2,937 and $3,084, respectively)........................      3,202           3,338
  Mortgage and consumer loans...............................     38,665          37,190
  Policy loans..............................................     10,065           9,981
  Real estate and real estate joint ventures
    held-for-investment.....................................      4,507           4,356
  Real estate held-for-sale.................................        279             309
  Other limited partnership interests.......................      4,805           4,276
  Short-term investments....................................      4,067           3,306
  Other invested assets.....................................      9,652           8,078
                                                               --------        --------
    Total investments.......................................    312,854         301,709
Cash and cash equivalents...................................      4,126           4,018
Accrued investment income...................................      3,275           3,036
Premiums and other receivables..............................     13,216          12,186
Deferred policy acquisition costs and value of business
  acquired..................................................     20,814          19,641
Current income tax recoverable..............................        154              --
Goodwill....................................................      4,913           4,797
Other assets................................................      8,171           8,389
Separate account assets.....................................    132,782         127,869
                                                               --------        --------
    Total assets............................................   $500,305        $481,645
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits....................................   $123,802        $123,204
  Policyholder account balances.............................    130,518         128,312
  Other policyholder funds..................................      8,721           8,331
  Policyholder dividends payable............................        961             917
  Policyholder dividend obligation..........................        176           1,607
  Short-term debt...........................................      2,253           1,414
  Long-term debt............................................     10,737           9,888
  Junior subordinated debt securities underlying common
    equity units............................................      2,134           2,134
  Shares subject to mandatory redemption....................        278             278
  Current income taxes payable..............................         --              69
  Deferred income taxes payable.............................        485           1,706
  Payables for collateral under securities loaned and other
    transactions............................................     46,612          34,515
  Other liabilities.........................................     13,165          12,300
  Separate account liabilities..............................    132,782         127,869
                                                               --------        --------
    Total liabilities.......................................    472,624         452,544
                                                               --------        --------
Stockholders' Equity:
Preferred stock, par value $0.01 per share; 200,000,000
  shares authorized; 84,000,000 shares issued and
  outstanding at June 30, 2006 and December 31, 2005; $2,100
  aggregate liquidation preference..........................          1               1
Common stock, par value $0.01 per share; 3,000,000,000
  shares authorized; 786,766,664 shares issued at June 30,
  2006 and December 31, 2005; 759,183,472 shares outstanding at June 30, 2006 and 757,537,064 shares outstanding at
  December 31, 2005.........................................          8               8
Additional paid-in capital..................................     17,372          17,274
Retained earnings...........................................     12,196          10,865
Treasury stock, at cost; 27,583,192 shares at June 30, 2006
  and 29,229,600 shares at December 31, 2005................       (905)           (959)
Accumulated other comprehensive income (loss)...............       (991)          1,912
                                                               --------        --------
    Total stockholders' equity..............................     27,681          29,101
                                                               --------        --------
    Total liabilities and stockholders' equity..............   $500,305        $481,645
                                                               ========        ========

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2006       2005      2006      2005
                                                         --------   --------   -------   -------
REVENUES
Premiums...............................................  $ 6,428    $ 6,034    $12,856   $12,000
Universal life and investment-type product policy
  fees.................................................    1,185        813      2,360     1,604
Net investment income..................................    4,204      3,474      8,439     6,684
Other revenues.........................................      335        301        663       600
Net investment gains (losses)..........................     (743)       333     (1,328)      318
                                                         -------    -------    -------   -------
     Total revenues....................................   11,409     10,955     22,990    21,206
                                                         -------    -------    -------   -------
EXPENSES
Policyholder benefits and claims.......................    6,331      6,259     12,736    12,181
Interest credited to policyholder account balances.....    1,272        820      2,487     1,615
Policyholder dividends.................................      425        416        846       835
Other expenses.........................................    2,545      2,005      5,043     3,976
                                                         -------    -------    -------   -------
     Total expenses....................................   10,573      9,500     21,112    18,607
                                                         -------    -------    -------   -------
Income from continuing operations before provision for
  income taxes.........................................      836      1,455      1,878     2,599
Provision for income taxes.............................      217        450        511       799
                                                         -------    -------    -------   -------
Income from continuing operations......................      619      1,005      1,367     1,800
Income (loss) from discontinued operations, net of
  income taxes.........................................       31      1,240         30     1,432
                                                         -------    -------    -------   -------
Net income.............................................      650      2,245      1,397     3,232
Preferred stock dividends..............................       33         --         66        --
                                                         -------    -------    -------   -------
Net income available to common shareholders............  $   617    $ 2,245    $ 1,331   $ 3,232
                                                         =======    =======    =======   =======
  Income from continuing operations available to common
     shareholders per common share
     Basic.............................................  $  0.77    $  1.36    $  1.71   $  2.45
                                                         =======    =======    =======   =======
     Diluted...........................................  $  0.76    $  1.35    $  1.69   $  2.42
                                                         =======    =======    =======   =======
  Net income available to common shareholders per
     common share
     Basic.............................................  $  0.81    $  3.05    $  1.75   $  4.39
                                                         =======    =======    =======   =======
     Diluted...........................................  $  0.80    $  3.02    $  1.73   $  4.35
                                                         =======    =======    =======   =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

        INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

                                 (IN MILLIONS)

                                                               ADDITIONAL              TREASURY
                                          PREFERRED   COMMON    PAID-IN     RETAINED   STOCK AT
                                            STOCK     STOCK     CAPITAL     EARNINGS     COST
                                          ---------   ------   ----------   --------   --------
Balance at January 1, 2006..............     $1         $8      $17,274     $10,865    $  (959)
Treasury stock transactions, net........                             98                     54
Dividends on preferred stock............                                        (66)
Comprehensive income (loss):
  Net income............................                                      1,397
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes......................
    Unrealized investment gains
      (losses), net of related offsets
      and income taxes..................
    Foreign currency translation
      adjustments, net of income
      taxes.............................
    Other comprehensive income (loss)...
  Comprehensive income (loss)...........
                                             --         --      -------     -------    -------
Balance at June 30, 2006................     $1         $8      $17,372     $12,196    $  (905)
                                             ==         ==      =======     =======    =======

                                                      ACCUMULATED OTHER
                                                 COMPREHENSIVE INCOME (LOSS)
                                          -----------------------------------------
                                               NET           FOREIGN      MINIMUM
                                            UNREALIZED      CURRENCY      PENSION
                                            INVESTMENT     TRANSLATION   LIABILITY
                                          GAINS (LOSSES)   ADJUSTMENT    ADJUSTMENT    TOTAL
                                          --------------   -----------   ----------   -------
Balance at January 1, 2006..............     $ 1,942           $11          $(41)     $29,101
Treasury stock transactions, net........                                                  152
Dividends on preferred stock............                                                  (66)
Comprehensive income (loss):
  Net income............................                                                1,397
  Other comprehensive income (loss):
    Unrealized gains (losses) on
      derivative instruments, net of
      income taxes......................         (31)                                     (31)
    Unrealized investment gains
      (losses), net of related offsets
      and income taxes..................      (2,901)                                  (2,901)
    Foreign currency translation
      adjustments, net of income
      taxes.............................                        29                         29
                                                                                      -------
    Other comprehensive income (loss)...                                               (2,903)
                                                                                      -------
  Comprehensive income (loss)...........                                               (1,506)
                                             -------           ---          ----      -------
Balance at June 30, 2006................     $  (990)          $40          $(41)     $27,681
                                             =======           ===          ====      =======

 SEE ACCOMPANYING NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 METLIFE, INC.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

                                 (IN MILLIONS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  4,013   $  3,619
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales, maturities and repayments of:
    Fixed maturities........................................    61,885     67,893
    Equity securities.......................................       619        483
    Mortgage and consumer loans.............................     3,890      2,789
    Real estate and real estate joint ventures..............       282      3,042
    Other limited partnership interests.....................       592        466
  Purchases of:
    Fixed maturities........................................   (76,804)   (75,304)
    Equity securities.......................................      (475)      (905)
    Mortgage and consumer loans.............................    (5,387)    (4,108)
    Real estate and real estate joint ventures..............      (612)      (598)
    Other limited partnership interests.....................      (692)      (668)
  Net change in short-term investments......................      (763)       592
  Proceeds from sales of businesses, net of cash disposed of
    $0 and $33, respectively................................        48        252
  Net change in other invested assets.......................    (1,624)      (956)
  Other, net................................................      (132)      (100)
                                                              --------   --------
Net cash used in investing activities.......................   (19,173)    (7,122)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Policyholder account balances:
    Deposits................................................    26,967     20,729
    Withdrawals.............................................   (25,451)   (17,312)
  Net change in payables for collateral under securities
    loaned and other transactions...........................    12,097      2,954
  Net change in short-term debt.............................       839        534
  Long-term debt issued.....................................       969      3,106
  Long-term debt repaid.....................................      (124)    (1,156)
  Preferred stock issued....................................        --      2,100
  Dividends on preferred stock..............................       (66)        --
  Junior subordinated debt securities issued................        --      2,134
  Stock options exercised...................................        42         38
  Debt and equity issuance costs............................       (13)      (121)
  Other, net................................................         8         --
                                                              --------   --------
Net cash provided by financing activities...................    15,268     13,006
                                                              --------   --------
Change in cash and cash equivalents.........................       108      9,503
Cash and cash equivalents, beginning of period..............     4,018      4,106
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  4,126   $ 13,609
                                                              ========   ========
Cash and cash equivalents, subsidiaries held-for-sale,
  beginning of period.......................................  $     --   $     58
                                                              ========   ========
CASH AND CASH EQUIVALENTS, SUBSIDIARIES HELD-FOR-SALE, END
  OF PERIOD.................................................  $     --   $      6
                                                              ========   ========
Cash and cash equivalents, from continuing operations,
  beginning of period.......................................  $  4,018   $  4,048
                                                              ========   ========
CASH AND CASH EQUIVALENTS, FROM CONTINUING OPERATIONS, END
  OF PERIOD.................................................  $  4,126   $ 13,603
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Net cash paid during the period for:
    Interest................................................  $    360   $    229
                                                              ========   ========
    Income taxes............................................  $    248   $    228
                                                              ========   ========
  Non-cash transactions during the period:
    Business Dispositions:
      Assets disposed.......................................  $     --   $    331
      Less: liabilities disposed............................        --        236
                                                              --------   --------
      Net assets disposed...................................  $     --   $     95
      Plus: equity securities received......................        --         43
      Less: cash disposed...................................        --         33
                                                              --------   --------
      Business disposition, net of cash disposed............  $     --   $    105
                                                              ========   ========
    Real estate acquired in satisfaction of debt............  $      6   $     --
                                                              ========   ========
    Accrual for stock purchase contracts related to common
     equity units...........................................  $     --   $     97
                                                              ========   ========
    Additional consideration related to purchase of
     business...............................................  $    115   $     --
                                                              ========   ========
    See Note 3 for description of non-cash deconsolidation
     of subsidiary

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

     Minority interest related to consolidated entities included in other liabilities was $1,339 million and $1,291 million at June 30, 2006 and December 31, 2005, respectively.

     Certain amounts in the prior year periods' unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. Such reclassifications include $834 million relating to net bank deposits reclassified from net cash provided by operating activities to cash flows from financing activities for the six months ended June 30, 2005. This reclassification resulted from the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

reclassification of bank deposit balances from other liabilities to policyholder account balances on the consolidated balance sheet during 2005. In addition, $2,954 million relating to the net change in payables for collateral under securities loaned and other transactions was reclassified from cash flows from investing activities to cash flows from financing activities on the interim condensed consolidated statements of cash flows for the six months ended June 30, 2005.

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

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2006, its consolidated results of operations for the three months and six months ended June 30, 2006 and 2005, its consolidated cash flows for the six months ended June 30, 2006 and 2005 and its consolidated statement of stockholders' equity for the six months ended June 30, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed balance sheet data was derived from audited financial statements included in MetLife, Inc.'s 2005 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") ("2005 Annual Report") and includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

  Federal Income Taxes

     Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

  Stock-Based Compensation

     Stock-based compensation grants prior to January 1, 2003 were accounted for using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense, if any, was recorded based upon the excess of the quoted market price at grant date over the amount the employee was required to pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options as the exercise price was equivalent to the fair market value at the date of grant. Compensation expense was recognized under the Long-Term Performance Compensation Plan ("LTPCP"), as described more fully in Note 9.

     Stock-based awards granted after December 31, 2002 but prior to January 1, 2006 were accounted for on a prospective basis using the fair value accounting method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"). The fair value method of SFAS 123 required compensation expense to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation was accrued over the vesting period of the grant or award, including grants or awards to retirement-eligible employees. As required by SFAS 148, the Company discloses the pro forma impact as if the stock options granted prior to January 1, 2003 had been accounted for using the fair value provisions of SFAS 123 rather than the intrinsic value method prescribed by APB 25. See Note 9.

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

  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) -- including supplemental application guidance issued by the SEC in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107") -- using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

     Under the modified prospective transition method, compensation expense recognized in the six months ended June 30, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(r).

     The adoption of SFAS 123(r) did not have a significant impact on the Company's financial position or results of operations as all stock-based awards accounted for under the intrinsic value method prescribed by APB 25 had vested prior to the adoption date and the Company had adopted the fair value recognition provisions of SFAS 123 on January 1, 2003. As required by SFAS 148, and carried forward in the provisions of SFAS 123(r), the Company discloses the pro forma impact as if stock-based awards accounted for under APB 25 had been accounted for under the fair value method in Note 9.

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

     Additionally, for awards granted after adoption, the Company changed its policy from recognizing expense for stock-based awards over the requisite service period to recognizing such expense over the shorter of the requisite service period or the period to attainment of retirement-eligibility. The pro forma impact of this change in expense recognition policy for stock-based compensation is detailed in Note 9.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Prior to the adoption of SFAS 123(r), the Company presented tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the unaudited interim condensed consolidated statements of cash flows. SFAS 123(r) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") be classified and reported as a financing cash inflow upon adoption of SFAS 123(r).

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

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. As of June 30, 2005, the Company was evaluating the impacts of the repatriation provision of the AJCA and during the six months ended June 30, 2005, the Company recorded a $27 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded. As of January 1, 2006, the repatriation provision of the AJCA no longer applies to the Company.

  FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction ("FSP 13-2"). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The guidance in FSP 13-2 is effective for fiscal years beginning after December 15, 2006. FSP 13-2 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and does not expect adoption to have a material impact on the Company's consolidated financial statements.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's consolidated financial statements.

2.  ACQUISITIONS AND DISPOSITIONS

  TRAVELERS

     On July 1, 2005, the Holding Company completed the acquisition of Travelers for $12.1 billion. The results of Travelers' operations were included in the Company's financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provides the Company with one of the broadest distribution networks in the industry. The initial consideration paid by the Holding Company for the acquisition consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. As described more fully below, additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred shares.

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

     The Company revised the purchase price as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement which resulted in a payment of additional consideration of $115 million by the Company to Citigroup. Further consideration paid to Citigroup of $115 million, as well as additional transaction costs of $3 million, resulted in an increase in the purchase price of $118 million.

     The allocation of purchase price was updated as a result of the additional consideration of $118 million, an increase of $20 million in the value of the future policy benefit liabilities and other policyholder funds acquired resulting from the finalization of the evaluation of the Travelers' underwriting criteria, an increase in equity securities of $24 million resulting from the finalization of the determination of the fair value of such

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

securities, a decrease in other assets and an increase in other liabilities of $1 million and $4 million, respectively, due to the receipt of additional information, and the net impact of aforementioned adjustments increasing deferred tax assets by $4 million. Goodwill increased by $115 million as a consequence of such revisions to the purchase price and the purchase price allocation.

                                                              AS OF JULY 1, 2005
                                                              -------------------
                                                                 (IN MILLIONS)
SOURCES:
  Cash......................................................  $ 4,316
  Debt......................................................    2,716
  Junior subordinated debt securities associated with common
     equity units...........................................    2,134
  Preferred stock...........................................    2,100
  Common stock..............................................    1,010
                                                              -------
TOTAL SOURCES OF FUNDS......................................             $12,276
                                                                         =======
USES:
  Debt and equity issuance costs............................             $   128
  Investment in MetLife Capital Trusts II and III...........                  64
  Acquisition costs.........................................      116
  Purchase price paid to Citigroup..........................   11,968
                                                              -------
TOTAL PURCHASE PRICE........................................              12,084
                                                                         -------
TOTAL USES OF FUNDS.........................................             $12,276
                                                                         =======
TOTAL PURCHASE PRICE........................................             $12,084
NET ASSETS ACQUIRED FROM TRAVELERS..........................  $ 9,412
ADJUSTMENTS TO REFLECT ASSETS ACQUIRED AT FAIR VALUE:
  Fixed maturities available-for-sale.......................       (7)
  Mortgage and consumer loans...............................       72
  Real estate and real estate joint ventures
     held-for-investment....................................       17
  Real estate held-for-sale.................................       22
  Other limited partnerships................................       51
  Other invested assets.....................................      201
  Premiums and other receivables............................    1,008
  Elimination of historical deferred policy acquisition
     costs..................................................   (3,210)
  Value of business acquired................................    3,780
  Value of distribution agreement acquired..................      645
  Value of customer relationships acquired..................       17
  Elimination of historical goodwill........................     (197)
  Net deferred income tax assets............................    2,102
  Other assets..............................................      (89)
ADJUSTMENTS TO REFLECT LIABILITIES ASSUMED AT FAIR VALUE:
  Future policy benefits....................................   (4,089)
  Policyholder account balances.............................   (1,905)
  Other liabilities.........................................      (38)
                                                              -------
NET FAIR VALUE OF ASSETS AND LIABILITIES ASSUMED............               7,792
                                                                         -------
GOODWILL RESULTING FROM THE ACQUISITION.....................             $ 4,292
                                                                         =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Goodwill resulting from the acquisition has been allocated to the Company's segments, as well as Corporate & Other, that are expected to benefit from the acquisition as follows:

                                                              AS OF JULY 1, 2005
                                                              ------------------
                                                                (IN MILLIONS)
Institutional...............................................        $  916
Individual..................................................         2,769
International...............................................           201
Corporate & Other...........................................           406
                                                                    ------
TOTAL.......................................................        $4,292
                                                                    ======

     Of the goodwill of $4.3 billion, approximately $1.6 billion is estimated to be deductible for income tax purposes.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  Condensed Statement of Net Assets Acquired

     The condensed statement of net assets acquired reflects the fair value of Travelers net assets as of July 1, 2005 as follows:

                                                              AS OF JULY 1, 2005
                                                              ------------------
                                                                (IN MILLIONS)
ASSETS:
  Fixed maturities securities available-for-sale............       $44,370
  Trading securities........................................           555
  Equity securities available-for-sale......................           641
  Mortgage and consumer loans...............................         2,365
  Policy loans..............................................           884
  Real estate and real estate joint ventures
     held-for-investment....................................            77
  Real estate held-for-sale.................................            49
  Other limited partnership interests.......................         1,124
  Short-term investments....................................         2,801
  Other invested assets.....................................         1,686
                                                                   -------
     Total investments......................................        54,552
                                                                   -------
  Cash and cash equivalents.................................           844
  Accrued investment income.................................           539
  Premiums and other receivables............................         4,886
  Value of business acquired................................         3,780
  Goodwill..................................................         4,292
  Other intangible assets...................................           662
  Deferred tax assets.......................................         1,091
  Other assets..............................................           736
  Separate account assets...................................        30,799
                                                                   -------
     Total assets acquired..................................       102,181
                                                                   -------

LIABILITIES:
  Future policy benefits....................................        18,520
  Policyholder account balances.............................        36,634
  Other policyholder funds..................................           324
  Short-term debt...........................................            25
  Current income taxes payable..............................            66
  Other liabilities.........................................         3,729
  Separate account liabilities..............................        30,799
                                                                   -------
     Total liabilities assumed..............................        90,097
                                                                   -------
  Net assets acquired.......................................       $12,084
                                                                   =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  Restructuring Costs and Other Charges

     As part of the integration of Travelers' operations, management approved and initiated plans to reduce approximately 1,000 domestic and international Travelers employees, which are expected to be completed by December 2006. The estimate of terminations has not changed. At June 30, 2006 and December 31, 2005, MetLife accrued restructuring costs of approximately $12 million and $28 million, respectively, which included severance, relocation and outplacement services for Travelers' employees. During the three months and six months ended June 30, 2006, the Company made cash payments of approximately $9 million and $16 million, respectively. The estimated total restructuring expenses may change as management continues to execute the approved plan. Decreases to these estimates are recorded as an adjustment to goodwill. Increases to these estimates will be recorded as operating expenses thereafter.

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

     See Note 13 for information on the dispositions of P.T. Sejahtera ("MetLife Indonesia") and SSRM Holdings, Inc. ("SSRM").

3.  INVESTMENTS

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                           JUNE 30, 2006
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 76,260    $1,353    $2,457     $ 75,156     31.7%
Residential mortgage-backed
  securities...........................    52,128       193     1,185       51,136     21.6
Foreign corporate securities...........    35,302     1,393     1,084       35,611     15.0
U.S. Treasury/agency securities........    26,359       678       853       26,184     11.0
Commercial mortgage-backed
  securities...........................    19,063       116       566       18,613      7.8
Asset-backed securities................    13,112        79       124       13,067      5.5
Foreign government securities..........    10,433       999       142       11,290      4.8
State and political subdivision
  securities...........................     4,897       106       121        4,882      2.1
Other fixed maturity securities........     1,001        15        42          974      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   238,555     4,932     6,574      236,913     99.9
Redeemable preferred stock.............       186         2         8          180      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $238,741    $4,934    $6,582     $237,093    100.0%
                                         ========    ======    ======     ========    =====
Common stock...........................  $  1,843    $  305    $   43     $  2,105     65.7%
Non-redeemable preferred stock.........     1,094        33        30        1,097     34.3
                                         --------    ------    ------     --------    -----
  Total equity securities..............  $  2,937    $  338    $   73     $  3,202    100.0%
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
                                         ========    ======    ======     ========    =====

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE

     The following tables show the estimated fair values and gross unrealized losses of the Company's fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at June 30, 2006 and December 31, 2005:

                                                                JUNE 30, 2006
                                -----------------------------------------------------------------------------
                                                          EQUAL TO OR GREATER THAN
                                  LESS THAN 12 MONTHS             12 MONTHS                    TOTAL
                                -----------------------   -------------------------   -----------------------
                                               GROSS                       GROSS                     GROSS
                                ESTIMATED    UNREALIZED    ESTIMATED    UNREALIZED    ESTIMATED    UNREALIZED
                                FAIR VALUE      LOSS      FAIR VALUE       LOSS       FAIR VALUE      LOSS
                                ----------   ----------   -----------   -----------   ----------   ----------
                                                 (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate securities.....   $ 43,877      $2,250       $ 3,891        $207        $ 47,768      $2,457
Residential mortgage-backed
  securities..................     40,901       1,040         3,420         145          44,321       1,185
Foreign corporate
  securities..................     18,232         975         1,839         109          20,071       1,084
U.S. Treasury/agency
  securities..................     18,143         849           103           4          18,246         853
Commercial mortgage-backed
  securities..................     14,216         530           718          36          14,934         566
Asset-backed securities.......      6,503         111           377          13           6,880         124
Foreign government
  securities..................      2,884         125           345          17           3,229         142
State and political
  subdivision securities......      2,128         121            36          --           2,164         121
Other fixed maturity
  securities..................        194          10            82          32             276          42
                                 --------      ------       -------        ----        --------      ------
  Total bonds.................    147,078       6,011        10,811         563         157,889       6,574
Redeemable preferred stock....         13           7            48           1              61           8
                                 --------      ------       -------        ----        --------      ------
  Total fixed maturities......   $147,091      $6,018       $10,859        $564        $157,950      $6,582
                                 ========      ======       =======        ====        ========      ======
Equity securities.............   $    819      $   61       $   131        $ 12        $    950      $   73
                                 ========      ======       =======        ====        ========      ======
Total number of securities in
  an unrealized loss
  position....................     16,146                     1,470                      17,616
                                 ========                   =======                    ========

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                              DECEMBER 31, 2005
                                -----------------------------------------------------------------------------
                                                          EQUAL TO OR GREATER THAN
                                  LESS THAN 12 MONTHS             12 MONTHS                    TOTAL
                                -----------------------   -------------------------   -----------------------
                                               GROSS                       GROSS                     GROSS
                                ESTIMATED    UNREALIZED    ESTIMATED    UNREALIZED    ESTIMATED    UNREALIZED
                                FAIR VALUE      LOSS      FAIR VALUE       LOSS       FAIR VALUE      LOSS
                                ----------   ----------   -----------   -----------   ----------   ----------
                                                 (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
U.S. corporate securities.....   $29,018       $  737       $2,685         $ 98        $ 31,703      $  835
Residential mortgage-backed
  securities..................    31,258          434        1,291           38          32,549         472
Foreign corporate
  securities..................    13,185          378        1,728           61          14,913         439
U.S. Treasury/agency
  securities..................     7,759           85          113            1           7,872          86
Commercial mortgage-backed
  securities..................    10,190          185          685           22          10,875         207
Asset-backed securities.......     4,709           42          305            9           5,014          51
Foreign government
  securities..................     1,203           31          327            4           1,530          35
State and political
  subdivision securities......     1,050           36           16           --           1,066          36
Other fixed maturity
  securities..................       319           36           52            5             371          41
                                 -------       ------       ------         ----        --------      ------
  Total bonds.................    98,691        1,964        7,202          238         105,893       2,202
Redeemable preferred stock....        77            3           --           --              77           3
                                 -------       ------       ------         ----        --------      ------
  Total fixed maturities......   $98,768       $1,967       $7,202         $238        $105,970      $2,205
                                 =======       ======       ======         ====        ========      ======
Equity securities.............   $   671       $   34       $  131         $  7        $    802      $   41
                                 =======       ======       ======         ====        ========      ======
Total number of securities in
  an unrealized loss
  position....................    12,787                       932                       13,719
                                 =======                    ======                     ========

  AGING OF GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at June 30, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                             JUNE 30, 2006
                                      ------------------------------------------------------------
                                           COST OR               GROSS              NUMBER OF
                                        AMORTIZED COST      UNREALIZED LOSS         SECURITIES
                                      ------------------   ------------------   ------------------
                                      LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                         20%       MORE       20%       MORE       20%       MORE
                                      ---------   ------   ---------   ------   ---------   ------
                                               (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months................  $ 94,474     $359     $2,774      $105      9,608      254
Six months or greater but less than
  nine months.......................    16,486       17        711         4      1,606        6
Nine months or greater but less than
  twelve months.....................    42,648        5      2,482         3      4,657       15
Twelve months or greater............    11,557        9        573         3      1,460       10
                                      --------     ----     ------      ----     ------      ---
  Total.............................  $165,165     $390     $6,540      $115     17,331      285
                                      ========     ====     ======      ====     ======      ===

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

                                                           DECEMBER 31, 2005
                                      ------------------------------------------------------------
                                           COST OR               GROSS              NUMBER OF
                                        AMORTIZED COST      UNREALIZED LOSS         SECURITIES
                                      ------------------   ------------------   ------------------
                                      LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                         20%       MORE       20%       MORE       20%       MORE
                                      ---------   ------   ---------   ------   ---------   ------
                                               (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months................  $ 92,512     $213     $1,707      $51      11,441      308
Six months or greater but less than
  nine months.......................     3,704        5        108        2         456        7
Nine months or greater but less than
  twelve months.....................     5,006       --        133       --         573        2
Twelve months or greater............     7,555       23        240        5         924        8
                                      --------     ----     ------      ---      ------      ---
  Total.............................  $108,777     $241     $2,188      $58      13,394      325
                                      ========     ====     ======      ===      ======      ===

     As of June 30, 2006, $6,540 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 4% of the cost or amortized cost of such securities. As of December 31, 2005, $2,188 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

     As of June 30, 2006, $115 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $115 million, $105 million relates to securities that were in an unrealized loss position for a period of less than six months. As of December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million relates to securities that were in an unrealized loss position for a period of less than six months.

     The Company held 27 fixed maturities and equity securities with a gross unrealized loss at June 30, 2006 of greater than $10 million each. These securities represented approximately 11% or $721 million in the aggregate of the gross unrealized loss on fixed maturities and equity securities.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     As of June 30, 2006 and December 31, 2005, the Company had $6,655 million and $2,246 million, respectively, of gross unrealized losses related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

                                                               JUNE 30,      DECEMBER 31,
                                                                 2006            2005
                                                              -----------   ---------------
SECTOR:
  U.S. corporates...........................................       37%             37%
  Residential mortgage-backed...............................       18              21
  Foreign corporates........................................       16              20
  U.S. Treasury/agency securities...........................       13               4
  Commercial mortgage-backed................................        9               9
  Other.....................................................        7               9
                                                                  ---             ---
     Total..................................................      100%            100%
                                                                  ===             ===
INDUSTRY:
  Mortgage-backed...........................................       26%             30%
  Industrial................................................       20              22
  Government................................................       15               5
  Finance...................................................       12              11
  Utility...................................................        9               6
  Other.....................................................       18              26
                                                                  ---             ---
     Total..................................................      100%            100%
                                                                  ===             ===

     The increase in the unrealized losses during the period ended June 30, 2006 is principally driven by an increase in interest rates.

     As disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the 2005 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company's intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company's need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

     Based upon the Company's current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company's current intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  NET INVESTMENT INCOME

     The components of net investment income were as follows:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                    2006       2005      2006      2005
                                                   -------    -------   ------    ------
                                                               (IN MILLIONS)
Fixed maturities.................................  $3,514     $2,518    $6,909    $4,958
Equity securities................................      22         18        49        32
Mortgage and consumer loans......................     601        548     1,210     1,077
Policy loans.....................................     147        139       293       277
Real estate and real estate joint ventures.......     245        197       499       351
Other limited partnership interests..............     256        258       464       363
Cash, cash equivalents and short-term
  investments....................................     103         98       194       169
Other invested assets............................     100         89       231       171
                                                   ------     ------    ------    ------
  Total..........................................   4,988      3,865     9,849     7,398
Less: Investment expenses........................     784        391     1,410       714
                                                   ------     ------    ------    ------
  Net investment income..........................  $4,204     $3,474    $8,439    $6,684
                                                   ======     ======    ======    ======

  NET INVESTMENT GAINS (LOSSES)

     Net investment gains (losses) were as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   ------------------
                                                 2006         2005     2006        2005
                                                -------      ------   -------      -----
                                                             (IN MILLIONS)
Fixed maturities..............................   $(381)       $(89)   $  (793)     $(203)
Equity securities.............................      25          (6)        58         87
Mortgage and consumer loans...................       3          (8)         7        (19)
Real estate and real estate joint ventures....      57          (1)        78         (1)
Other limited partnership interests...........      --          18         (6)        20
Derivatives...................................    (349)        383       (561)       393
Other.........................................     (98)         36       (111)        41
                                                 -----        ----    -------      -----
  Net investment gains (losses)...............   $(743)       $333    $(1,328)     $ 318
                                                 =====        ====    =======      =====

     The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in fair value occurring in the period of the disposition or are as a result of management's decision to sell securities based on current conditions or the Company's need to shift the portfolio to maintain its portfolio management objectives.

     Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, and included within net investment gains and losses, were $27 million and $36 million, for the three months and six months ended June 30, 2006, respectively, and $29 million and $48 million for the three months and six months ended June 30, 2005, respectively.

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

     At June 30, 2006 and December 31, 2005, trading securities are $519 million and $825 million, respectively, and liabilities associated with the repurchase agreements in the trading securities portfolio, which are included in other liabilities, are approximately $208 million and $460 million, respectively.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca Citigroup Investments Ltd. ("Tribeca"). Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, MetLife was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. At December 31, 2005, approximately $452 million of trading securities were related to Tribeca and approximately $190 million of the repurchase agreements were related to Tribeca. Net investment income related to the trading activities of Tribeca for the three months and six months ended June 30, 2006 includes $1 million and $12 million, respectively, of interest and dividends earned and net realized and unrealized gains (losses).

     During the second quarter of 2006, MetLife's ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and as of June 30, 2006 is accounted for under the equity method of accounting. The equity method investment at June 30, 2006 of $103 million is included in other limited partnership interests. Net investment income related to the Company's equity method investment in Tribeca was $3 million for the three months and six months ended June 30, 2006.

     During the three months and six months ended June 30, 2006, excluding Tribeca, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related repurchase agreement liabilities totaled $7 million and $8 million, respectively, and $1 million and $3 million for the three months and six months ended June 30, 2005, respectively. Changes in the fair value of such trading securities and repurchase agreement liabilities, excluding Tribeca, total ($11) million and ($4) million for the three months and six months ended June 30, 2006, respectively, and $1 million and $0 million for the three months and six months ended June 30, 2005, respectively.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

4.  DERIVATIVE FINANCIAL INSTRUMENTS

  TYPES OF DERIVATIVE INSTRUMENTS

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                               JUNE 30, 2006                   DECEMBER 31, 2005
                                      -------------------------------   -------------------------------
                                                  CURRENT MARKET OR                 CURRENT MARKET OR
                                                      FAIR VALUE                        FAIR VALUE
                                      NOTIONAL   --------------------   NOTIONAL   --------------------
                                       AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                      --------   ------   -----------   --------   ------   -----------
                                                                (IN MILLIONS)
Interest rate swaps.................  $ 18,585   $  710     $  432      $20,444    $  653     $   69
Interest rate floors................    41,237      243         --       10,975       134         --
Interest rate caps..................    34,588      309         --       27,990       242         --
Financial futures...................     1,355        5         13        1,159        12          8
Foreign currency swaps..............    17,163      681      1,169       14,274       527        991
Foreign currency forwards...........     3,556       60         45        4,622        64         92
Options.............................       968      403          4          815       356          6
Financial forwards..................     3,811       34         26        2,452        13          4
Credit default swaps................     6,569        4         10        5,882        13         11
Synthetic GICs......................     3,718       --         --        5,477        --         --
Other...............................       250       22         --          250         9         --
                                      --------   ------     ------      -------    ------     ------
  Total.............................  $131,800   $2,471     $1,699      $94,340    $2,023     $1,181
                                      ========   ======     ======      =======    ======     ======

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At June 30, 2006 and December 31, 2005, the Company owned 1,639 and 3,305 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At both June 30, 2006 and December 31, 2005, the Company owned 213,000 equity financial forwards. Equity financial forwards market values are included in financial forwards in the preceding table. At June 30, 2006 and December 31, 2005, the Company owned 74,506,808 and 4,720,254 equity options, respectively. Equity options market values are included in options in the preceding table.

     This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

  HEDGING

     The table below provides a summary of the notional amount and fair value of derivatives by type of hedge designation at:

                                               JUNE 30, 2006                   DECEMBER 31, 2005
                                      -------------------------------   -------------------------------
                                                      FAIR VALUE                        FAIR VALUE
                                      NOTIONAL   --------------------   NOTIONAL   --------------------
                                       AMOUNT    ASSETS   LIABILITIES    AMOUNT    ASSETS   LIABILITIES
                                      --------   ------   -----------   --------   ------   -----------
                                                                (IN MILLIONS)
Fair value..........................  $  7,141   $  167     $   71      $ 4,506    $   51     $  104
Cash flow...........................     3,383      108        172        8,301        31        505
Foreign operations..................     1,176        7         67        2,005        13         70
Non-qualifying......................   120,100    2,189      1,389       79,528     1,928        502
                                      --------   ------     ------      -------    ------     ------
  Total.............................  $131,800   $2,471     $1,699      $94,340    $2,023     $1,181
                                      ========   ======     ======      =======    ======     ======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following table provides the settlement payments recorded in income for the:

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   ----------------
                                                    2006         2005    2006       2005
                                                    -----        -----   -----      -----
                                                                (IN MILLIONS)
Qualifying hedges:
  Net investment income...........................  $  5          $ 9    $ 28        $ 4
  Interest credited to policyholder account
     balances.....................................   (35)           5     (41)        12
  Other expenses..................................     1           (2)      1         (3)
Non-qualifying hedges:
  Net investment gains (losses)...................    71           12     106         36
                                                    ----          ---    ----        ---
     Total........................................  $ 42          $24    $ 94        $49
                                                    ====          ===    ====        ===

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

     The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   -------------------   -----------------
                                                    2006         2005     2006       2005
                                                   -------      ------   ------      -----
                                                                (IN MILLIONS)
Changes in the fair value of derivatives.........   $ 161        $(93)   $ 155       $(71)
Changes in the fair value of the items hedged....    (125)         94     (140)        73
                                                    -----        ----    -----       ----
Net ineffectiveness of fair value hedging
  activities.....................................   $  36        $  1    $  15       $  2
                                                    =====        ====    =====       ====

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

     For the three months and six months ended June 30, 2006, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. For the three months and six months ended June 30, 2005, the Company recognized net investment gains (losses) of $14 million and ($28) million, respectively, which represented the ineffective portion of all cash flow hedges. All components of each derivative's gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and six months ended June 30, 2006, related to such discontinued cash flow hedges were $3 million and $2 million, respectively, and for the three months and six months ended June 30, 2005, related to such discontinued cash flow hedges were ($3) million and ($28) million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

     Presented below is a roll forward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

                             THREE MONTHS ENDED   SIX MONTHS ENDED        YEAR ENDED        THREE MONTHS ENDED   SIX MONTHS ENDED
                               JUNE 30, 2006       JUNE 30, 2006      DECEMBER 31, 2005       JUNE 30, 2005       JUNE 30, 2005
                             ------------------   ----------------   --------------------   ------------------   ----------------
                                                                        (IN MILLIONS)
Other comprehensive income
  (loss) balance at the
  beginning of the
  period...................        $(141)              $(142)               $(456)                $(340)              $(456)
Gains (losses) deferred in
  other comprehensive
  income (loss) on the
  effective portion of cash
  flow hedges..............          (37)                (41)                 270                   123                 214
Amounts reclassified to net
  investment gains
  (losses).................          (11)                 (6)                  44                     6                  31
Amounts reclassified to net
  investment income........           --                   1                    2                    --                   1
Amortization of transition
  adjustment...............           --                  (1)                  (2)                   --                  (1)
                                   -----               -----                -----                 -----               -----
Other comprehensive income
  (loss) balance at the end
  of the period............        $(189)              $(189)               $(142)                $(211)              $(211)
                                   =====               =====                =====                 =====               =====

  HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS

     The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and six months ended June 30, 2006 and 2005.

     The Company's consolidated statements of stockholders' equity for the six months ended June 30, 2006 and the year ended December 31, 2005 include gains (losses) of ($22) million and ($115) million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At June 30, 2006 and December 31, 2005, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $194 million and $172 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

  NON-QUALIFYING DERIVATIVES AND DERIVATIVES FOR PURPOSES OTHER THAN HEDGING

     The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to economically hedge its exposure to adverse movements in credit; (v) credit default swaps to economically hedge its credit risk exposure in certain portfolios; (vi) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (vii) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (viii) financial forwards to buy and sell securities; (ix) synthetic guaranteed interest contracts ("GICs") to synthetically create traditional GICs; (x) credit default swaps and total rate of return swaps used in replication synthetic asset transactions ("RSATs") to synthetically create investments; and (xi) basis swaps to better match the cash flows of assets and related liabilities.

     For the three months and six months ended June 30, 2006, the Company recognized as net investment gains (losses) changes in fair value of ($453) million and ($694) million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and six months ended June 30, 2005, the Company recognized as net investment gains (losses) changes in fair value of $392 million and $432 million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and six months ended June 30, 2006, the Company recorded changes in fair value of $4 million and ($16) million, respectively, as policyholder benefits and claims related to derivatives that do not qualify for hedge accounting. For the three months and six months ended June 30, 2005, the Company recorded changes in fair value of $9 million and $11 million, respectively, as policyholder benefits and claims related to derivatives that do not qualify for hedge accounting. For the three months and six months ended June 30, 2006, the Company recorded changes in fair value of ($2) million and ($19) million as net investment income related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting, respectively. The Company had no economic hedges of equity method investments in joint ventures for the three months and six months ended June 30, 2005.

  EMBEDDED DERIVATIVES

     The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and modified coinsurance contracts. The fair value of the Company's embedded derivative assets was $82 million and $50 million at June 30, 2006 and December 31, 2005, respectively. The fair value of the Company's embedded derivative liabilities was $3 million and $45 million at June 30, 2006 and December 31, 2005, respectively. The amounts recorded and included in net investment gains (losses) related to derivatives that do not qualify for hedge accounting during the three months and six months ended June 30, 2006 were gains (losses) of ($27) million and $74 million, respectively, and during the three months and six months ended June 30, 2005 were gains (losses) of $47 million and $37 million, respectively.

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

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $329 million and $195 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $430 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2006 and December 31, 2005, none of the collateral had been sold or repledged.

     As of June 30, 2006 and December 31, 2005, the Company provided collateral of $216 million and $4 million, respectively, which is included in other assets in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Liabilities and assets designated to the closed block are as follows:

                                                               JUNE 30,      DECEMBER 31,
                                                                 2006            2005
                                                              -----------   ---------------
                                                                      (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits......................................    $42,798         $42,759
Other policyholder funds....................................        271             257
Policyholder dividends payable..............................        733             693
Policyholder dividend obligation............................        176           1,607
Payables for collateral under securities loaned and other
  transactions..............................................      5,394           4,289
Other liabilities...........................................        313             200
                                                                -------         -------
     Total closed block liabilities.........................     49,685          49,805
                                                                -------         -------
ASSETS DESIGNATED TO THE CLOSED BLOCK
Investments:
  Fixed maturities available-for-sale, at fair value
     (amortized cost: $29,673 and $27,892, respectively)....     29,797          29,270
  Trading securities, at fair value (cost: $0 and $3,
     respectively)..........................................         --               3
  Equity securities available-for-sale, at fair value (cost:
     $1,199 and $1,180, respectively).......................      1,383           1,341
  Mortgage loans on real estate.............................      7,444           7,790
  Policy loans..............................................      4,161           4,148
  Short-term investments....................................          7              41
  Other invested assets.....................................        512             477
                                                                -------         -------
     Total investments......................................     43,304          43,070
Cash and cash equivalents...................................        402             512
Accrued investment income...................................        503             506
Deferred income taxes.......................................        765             902
Premiums and other receivables..............................        249             270
                                                                -------         -------
     Total assets designated to the closed block............     45,223          45,260
                                                                -------         -------
Excess of closed block liabilities over assets designated to
  the closed block..........................................      4,462           4,545
                                                                -------         -------
Amounts included in accumulated other comprehensive income
  (loss):
  Net unrealized investment gains, net of deferred income
     taxes of $111 and $554, respectively...................        197             985
  Unrealized derivative gains (losses), net of deferred
     income tax benefit of ($20) and ($17), respectively....        (36)            (31)
  Allocated to policyholder dividend obligation, net of
     deferred income tax benefit of ($63) and ($538),
     respectively...........................................       (113)           (954)
                                                                -------         -------
  Total amounts included in accumulated other comprehensive
     income (loss)..........................................         48              --
                                                                -------         -------
Maximum future earnings to be recognized from closed block
  assets and liabilities....................................    $ 4,510         $ 4,545
                                                                =======         =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Information regarding the closed block policyholder dividend obligation is as follows:

                                                          SIX MONTHS ENDED    YEAR ENDED
                                                              JUNE 30,       DECEMBER 31,
                                                          ----------------   ------------
                                                                2006             2005
                                                          ----------------   ------------
                                                                   (IN MILLIONS)
Balance at beginning of period..........................      $ 1,607           $2,243
Impact on revenues, net of expenses and income taxes....         (115)              (9)
Change in unrealized investment and derivative gains
  (losses)..............................................       (1,316)            (627)
                                                              -------           ------
Balance at end of period................................      $   176           $1,607
                                                              =======           ======

     Closed block revenues and expenses are as follows:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                    2006       2005      2006      2005
                                                   -------    -------   ------    ------
                                                               (IN MILLIONS)
REVENUES
Premiums.........................................  $  730     $  757    $1,428    $1,476
Net investment income and other revenues.........     578        612     1,172     1,211
Net investment gains (losses)....................     (51)        33      (115)       12
                                                   ------     ------    ------    ------
     Total revenues..............................   1,257      1,402     2,485     2,699
                                                   ------     ------    ------    ------
EXPENSES
Policyholder benefits and claims.................     867        865     1,688     1,677
Policyholder dividends...........................     366        364       732       727
Change in policyholder dividend obligation.......     (27)        47      (115)       35
Other expenses...................................      63         68       127       134
                                                   ------     ------    ------    ------
     Total expenses..............................   1,269      1,344     2,432     2,573
                                                   ------     ------    ------    ------
Revenues, net of expenses before income taxes....     (12)        58        53       126
Income taxes.....................................      (5)        21        18        45
                                                   ------     ------    ------    ------
Revenues, net of expenses and income taxes.......  $   (7)    $   37    $   35    $   81
                                                   ======     ======    ======    ======

     The change in maximum future earnings of the closed block is as follows:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                    2006       2005      2006      2005
                                                   -------    -------   ------    ------
                                                               (IN MILLIONS)
Balance at end of period.........................  $4,510     $4,631    $4,510    $4,631
Balance at beginning of period...................   4,503      4,668     4,545     4,712
                                                   ------     ------    ------    ------
Change during period.............................  $    7     $  (37)   $  (35)   $  (81)
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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

6.  DEBT

     On June 28, 2006, a subsidiary of Reinsurance Group of America, Incorporated ("RGA"), Timberlake Financial L.L.C., completed an offering of $850 million of 30-year notes, which is included in long-term debt. The notes represent senior, secured indebtedness of Timberlake Financial, L.L.C. and its assets with no recourse to RGA or its other subsidiaries. Up to $150 million of additional notes may be offered in the future. The proceeds of the offering will provide long-term collateral to support Regulation Triple X reserves on approximately 1.5 million term life insurance policies with guaranteed level premium periods reinsured by RGA Reinsurance Company, a U.S. subsidiary of RGA.

     RGA repaid a $100 million 7.25% senior note which matured on April 1, 2006.

     MetLife Bank, National Association ("MetLife Bank" or "MetLife Bank, N.A.") is a member of the Federal Home Loan Bank of New York (the "FHLB of NY"). See
Note 7 for a description of the Company's liability for repurchase agreements with the FHLB of NY as of June 30, 2006 and December 31, 2005, which is included in long-term debt.

7.  CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2006.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits or other proceedings relating to the sale of mutual funds and other products, have been brought. As of June 30, 2006, there are approximately 324 sales practices litigation matters pending against Metropolitan Life; approximately 45 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); approximately 45 sales practices litigation matters pending against General American; and approximately 29 sales practices litigation matters pending against Walnut Street Securities, Inc. ("Walnut Street"). In addition, similar litigation matters are pending against MetLife Securities, Inc. ("MSI"). Metropolitan Life, New England, General American, MSI and Walnut Street continue to defend themselves vigorously against these litigation matters. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or have gone to trial. The outcomes of trials have varied, and appeals are pending in several matters. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

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

     Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life's, New England's, General American's, MSI's or Walnut Street's sales of individual life insurance policies, annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

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

     As reported in the 2005 Annual Report, Metropolitan Life received approximately 18,500 asbestos-related claims in 2005. During the six months ended June 30, 2006 and 2005, Metropolitan Life received approximately 3,886 and 9,110 asbestos-related claims, respectively.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004, 2005 and 2006 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims, $15.1 million with respect to 2004 claims, $12.7 million with respect to 2005 claims and estimated as of June 30, 2006, to be approximately $91.8 million in the aggregate, including future years.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     A number of lawsuits are pending against MPC (in Louisiana and in Mississippi) relating to Hurricane Katrina, including purported class actions. It is reasonably possible other actions will be filed. The Company intends to vigorously defend these matters.

     Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On May 2, 2006, the trial court issued a decision granting plaintiffs' motion to certify a litigation class with respect to their claim that defendants violated section 7312 of the New York Insurance Law, but finding that plaintiffs had not met the requirements for certifying a class with respect to a fraud claim. Defendants have a right to appeal this decision. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class action seek compensatory relief and punitive damages. Five persons brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners sought to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. On November 10, 2005, the trial court granted respondents' motions to dismiss this proceeding. Petitioners have filed a notice of appeal. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

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

     On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. In their amended complaint, plaintiffs challenged the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserted claims of breach of fiduciary duty, common law fraud, and unjust enrichment. In an order dated July 13, 2005, the court granted the defendants' motion to dismiss the action. On June 26, 2006, the appellate court affirmed the trial court's order dismissing the action.

     Other

     A putative class action which commenced in October 2000 is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life's motion for summary judgment was granted. Plaintiffs moved for reconsideration. Plaintiffs' motion for reconsideration was denied. Plaintiffs have filed an appeal to the United States Court of Appeals for the District of Columbia Circuit.

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

     Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a Wells Notice stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. General American has responded to the Wells Notice. The Company is fully cooperating with regard to regulatory requests and investigations and the Company and the SEC currently are involved in good faith settlement discussions. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received two subpoenas from the District Attorney of the County of San Diego, California. The subpoenas seek numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker, Universal Life Resources. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. On or about May 16, 2006, the Oklahoma Insurance Department apprised Metropolitan Life Insurance Company that it had concluded its Limited Market Conduct Examination without issuing a report. The Ohio Department of Insurance has requested documents regarding a broker and certain Ohio public entity groups. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

     Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to four. In one of these, the California Insurance Commissioner is suing in California state court Metropolitan Life and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Another of these actions is pending in a multi-district proceeding established in the federal district court in the District of New Jersey. In this proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several other insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company is defending these cases vigorously.

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

     As previously disclosed, the NASD staff notified MSI, New England Securities Corporation ("NES") and Walnut Street, all direct or indirect subsidiaries of MetLife, Inc., that it has made a preliminary determination to file charges of violations of the NASD's and the SEC's rules against the firms. The pending investigation was initiated after the firms reported to the NASD that a limited number of mutual fund transactions processed by firm representatives and at the firms' consolidated trading desk, during the period April through December 2003, had been received from customers after 4:00 p.m., Eastern Time, and received the same day's net asset value. The potential charges of violations of the NASD's and the SEC's rules relate to the processing of transactions received after 4:00 p.m., the firms' maintenance of books and records, supervisory procedures and responses to the NASD's information requests. Under the NASD's procedures, the firms have submitted a response to the NASD staff. The Company and the NASD currently are involved in good faith settlement negotiations. The Company continues to cooperate fully with the NASD.

     Following an inquiry commencing in March 2004, the staff of the NASD has notified MSI that it has made a preliminary determination to recommend charging MSI with the failure to adopt, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans. This notification follows an industry-wide inquiry by the NASD examining sales of 529 plans. Under the NASD's procedures, MSI submitted its written explanation of why it believes charges should not be filed. MSI and the NASD staff have been engaged in good faith settlement discussions.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, formerly The Travelers Insurance Company, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. In an unrelated matter, the NASD has made a preliminary determination that Tower Square violated certain NASD rules relating to supervisory procedures, documentation and compliance with the firm's anti-money laundering program. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

     Metropolitan Life also has been named as a defendant in numerous silicosis, welding and mixed dust cases pending in various state or federal courts. The Company intends to defend itself vigorously against these cases.

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

  IMPACT OF HURRICANES

     On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama, causing catastrophic damage to these coastal regions. During the three months and six months ended June 30, 2006, the Company reduced its net losses recognized related to the catastrophe by $0.3 million and $2 million, respectively, to $132 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments. During the three months and six months ended June 30, 2006, the Auto & Home segment reduced its net losses recognized related to the catastrophe by $0.3 million and $2 million, respectively, to $118 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

There was no change in the Institutional segment's total net losses recognized related to the catastrophe of $14 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments at June 30, 2006. During the three months and six months ended June 30, 2006, MetLife's gross losses from Katrina, primarily arising from the Company's homeowners business, were reduced by $0 million and $1 million, respectively, to approximately $334 million at June 30, 2006.

     On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. During the three months and six months ended June 30, 2006, the Company's Auto & Home segment reduced its total net losses recognized related to the catastrophe by $1 million and $3 million, respectively, to $29 million, net of income taxes and reinsurance recoverables. During the three months and six months ended June 30, 2006, MetLife's gross losses from Hurricane Wilma were increased by $2 million and $4 million to approximately $61 million at June 30, 2006 arising from the Company's homeowners and automobile businesses.

     Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging denial of claims for damages caused to property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company ("MPC") is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company's hurricane-related claim exposure and losses. Based on information known by management as of June 30, 2006, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company's unaudited interim condensed consolidated financial statements.

  ARGENTINA

     The Argentinean economic, regulatory and legal environment, including interpretations of laws and regulations by regulators and courts, is uncertain. Potential legal or governmental actions related to pension reform, fiduciary responsibilities, performance guarantees and tax rulings could adversely affect the results of the Company. Upon acquisition of Citigroup's insurance operations in Argentina, the Company established liabilities related to insurance liabilities, most significantly death and disability policy liabilities, based upon its interpretation of Argentinean law and the Company's best estimate of its obligations under such law. Additionally, the Company has established certain liabilities related to its estimated obligations associated with litigation and tax rulings related to pesification.

COMMITMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $2,992 million and $2,684 million at June 30, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4,190 million and $2,974 million at June 30, 2006 and December 31, 2005, respectively.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

  COMMITMENTS TO FUND REVOLVING CREDIT FACILITIES AND BRIDGE LOANS

     The Company commits to lend funds under revolving credit facilities and bridge loans. The amounts of these unfunded commitments were $604 million and $346 million at June 30, 2006 and December 31, 2005, respectively.

  OTHER COMMITMENTS

     MetLife Insurance Company of Connecticut ("MICC"), formerly The Travelers Insurance Company, is a member of the Federal Home Loan Bank of Boston (the "FHLB of Boston") and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company's consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC's residential mortgages and mortgage-backed securities to collateralize MICC's obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC the FHLB of Boston's recovery is limited to the amount of MICC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the FHLB of Boston is $926 million and $1.1 billion at June 30, 2006 and December 31, 2005, respectively, which is included in policyholder account balances.

     MetLife Bank is a member of the FHLB of NY and holds $52 million and $43 million of common stock of the FHLB of NY, at June 30, 2006 and December 31, 2005, respectively, which is included in equity securities on the Company's consolidated balance sheets. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank's residential mortgages and mortgage-backed securities to collateralize MetLife Bank's obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank the FHLB of NY's recovery is limited to the amount of MetLife Bank's liability under the outstanding repurchase agreements. The amount of the Company's liability for repurchase agreements with the FHLB of NY is $951 million and $855 million at June 30, 2006 and December 31, 2005, respectively, which is included in long-term debt.

     On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company's ownership percentage of RGA to approximately 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined, resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At June 30, 2006, the Company's ownership percentage of RGA remains at approximately 53%.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     During the six months ended June 30, 2006, the Company did not record any additional liabilities for indemnities, guarantees and commitments. During the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in connection with a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments the Company could be required to pay under these indemnities is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the Company's consolidated balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The Company's recorded liabilities at both June 30, 2006 and December 31, 2005 for indemnities, guarantees and commitments were $9 million.

     In connection with RSATs, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $599 million at June 30, 2006. The credit default swaps expire at various times during the next ten years.

8.  EMPLOYEE BENEFIT PLANS

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

     A December 31 measurement date is used for all of the Subsidiaries' defined benefit pension and other postretirement benefit plans.

     The components of net periodic benefit cost were as follows:

                                     PENSION BENEFITS                  OTHER POSTRETIREMENT BENEFITS
                          --------------------------------------   --------------------------------------
                          THREE MONTHS ENDED    SIX MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED
                               JUNE 30,             JUNE 30,            JUNE 30,             JUNE 30,
                          -------------------   ----------------   -------------------   ----------------
                           2006        2005      2006      2005     2006         2005    2006       2005
                          -------     -------   ------    ------   ------       ------   -----      -----
                                                           (IN MILLIONS)
Service cost............   $  40       $  35    $  80     $  71     $  8         $ 10    $ 17       $ 19
Interest cost...........      80          81      165       160       28           32      58         62
Expected return on plan
  assets................    (110)       (113)    (225)     (225)     (19)         (19)    (40)       (39)
Amortization of prior
  service cost..........       3           4        5         8       (9)          (5)    (18)       (10)
Amortization of prior
  actuarial losses......      31          29       64        58        5            3      11          7
                           -----       -----    -----     -----     ----         ----    ----       ----
Net periodic benefit
  cost..................   $  44       $  36    $  89     $  72     $ 13         $ 21    $ 28       $ 39
                           =====       =====    =====     =====     ====         ====    ====       ====

     The Company disclosed in Note 13 of Notes to Consolidated Financial Statements included in the 2005 Annual Report, that those subsidiaries which participate in the pension and other postretirement benefit plans discussed above expected to contribute to such plans $187 million and $128 million, respectively, in 2006. As of June 30, 2006, contributions of $172 million have been made to the pension plans and it is anticipated that certain subsidiaries will contribute an additional $16 million to fund such pension plans in 2006, for a total of $188 million. As of June 30, 2006, contributions of $47 million have been made to the other postretirement benefit plans and it is anticipated that certain subsidiaries will contribute an additional $79 million to fund such other postretirement benefit in 2006, for a total of $126 million.

9.  EQUITY

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

     Effective May 16, 2006, the Holding Company's board of directors declared dividends of $0.3775833 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

$24 million, on its Series B preferred shares. Both dividends were paid on June 15, 2006 to shareholders of record as of May 31, 2006.

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

     See Note 14 of Notes to Consolidated Financial Statements included in the 2005 Annual Report for further information.

  COMMON STOCK

     The Company did not acquire any shares of the Holding Company's common stock during the six months ended June 30, 2006 and 2005. During the six months ended June 30, 2006 and 2005, 1,646,408 and 1,401,585 shares of common stock were issued from treasury stock for $54 million and $46 million, respectively. At June 30, 2006, the Holding Company had approximately $716 million remaining on the October 26, 2004 common stock repurchase program. As a result of the acquisition of Travelers, the Holding Company has suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

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

     The aggregate number of shares reserved for issuance under the 2005 Stock Plan and the LTPCP is 68,000,000, plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of Stock Options. Additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 12,334,823 as of June 30, 2006. There were no shares carried forward from the Directors Stock Plan. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan is 2,000,000. As of June 30, 2006, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 66,527,259 and 1,941,734, respectively.

     Stock Option exercises and other stock-based awards to employees settled in shares are satisfied through the issuance of shares held in treasury by the Company. Although the Company has suspended the currently authorized share repurchase program, as described previously, sufficient treasury shares exist to satisfy foreseeable obligations under the Incentive Plans.

     Compensation expense related to awards under the Incentive Plans is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. Compensation expense of $24 million and $74 million, and income tax benefits of $8 million and $25 million, related to the Incentive Plans was recognized for the three months and six months ended June 30, 2006, respectively. Compensation expense of $23 million and $46 million, and income tax benefits of $8 million and $16 million, related to the Incentive Plans was recognized for the three months and six months ended June 30, 2005, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements.

     As described in Note 1, the Company changed its policy prospectively for recognizing expense for stock-based awards to retirement eligible employees. Had the Company continued to recognize expense over the stated requisite service period, compensation expense related to the Incentive Plans would have been $26 million and $52 million, rather than $24 million and $74 million, for the three months and six months ended June 30, 2006, respectively. Had the Company applied the policy of recognizing expense related to stock-based compensation over the shorter of the requisite service period or the period to attainment of retirement eligibility for awards granted prior to January 1, 2006, pro forma compensation expense would have been $18 million and $61 million, for the three months and six months ended June 30, 2006, respectively, and $38 million and $61 million for the three months and six months ended June 30, 2005, respectively.

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

Stock Plan were exercisable immediately. The date at which a Stock Option issued under the 2005 Directors Stock Plan becomes exercisable is determined at the time such Stock Option is granted.

     A summary of the activity related to Stock Options for the three months and six months ended June 30, 2006 is presented. The aggregate intrinsic value was computed using the closing share price of $51.21 on June 30, 2006 and $49.00 on December 30, 2005, as applicable.

                                                                         WEIGHTED
                                                                          AVERAGE
                                                         WEIGHTED        REMAINING
                                       SHARES UNDER      AVERAGE        CONTRACTUAL       AGGREGATE
                                          OPTION      EXERCISE PRICE       TERM        INTRINSIC VALUE
                                       ------------   --------------   -------------   ---------------
                                                                          (YEARS)       (IN MILLIONS)
Outstanding at January 1, 2006.......   24,381,783        $31.83           6.92             $419
                                                          ======           ====             ====
  Granted............................    3,667,850        $50.12
  Exercised..........................   (1,394,915)       $30.01
  Canceled/Expired...................      (64,950)       $34.73
  Forfeited..........................     (204,860)       $32.40
                                        ----------
Outstanding at June 30, 2006.........   26,384,908        $34.40           6.99             $444
                                        ==========        ======           ====             ====
Aggregate number of stock options
  expected to vest at June 30,
  2006...............................   25,746,249        $34.16           6.95             $439
                                        ==========        ======           ====             ====
Exercisable, June 30, 2006...........   18,374,223        $30.59           6.17             $379
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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

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

     The following weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, were used to determine the fair value of Stock Options issued during the:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         ---------------------------
                                                             2006           2005
                                                         ------------   ------------
Dividend yield.........................................     1.04%          1.20%
Risk-free rate of return...............................  4.16%-4.94%    3.33%-5.42%
Expected volatility....................................     22.08%         23.23%
Exercise multiple......................................      1.52           1.48
Post-vesting termination rate..........................     4.11%          5.19%
Contractual term (years)...............................       10             10
Weighted average exercise price of stock options
  granted..............................................     $50.12         $38.47
Weighted average fair value of stock options granted...     $13.82         $10.00

     Compensation expense related to Stock Option awards expected to vest and granted prior to January 1, 2006 is recognized ratably over the requisite service period, which equals the vesting term. Compensation expense related to Stock Option awards expected to vest and granted on or after January 1, 2006 is recognized ratably over the requisite service period or the period to retirement eligibility, if shorter. Compensation expense of $12 million and $35 million, related to Stock Options was recognized for the three months and six months ended June 30, 2006, respectively, and $14 million and $24 million, related to Stock Options was recognized for the three months and six months ended June 30, 2005, respectively.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Had compensation expense for grants awarded prior to January 1, 2003 been determined based on the fair value at the date of grant rather than the intrinsic value method, the Company's earnings and earnings per common share amounts would have been reduced to the following pro forma amounts for the three months and six months ended June 30, 2005:

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30, 2005       JUNE 30, 2005
                                                     ------------------   ----------------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income available to common shareholders........        $2,245              $3,232
Add: Stock-option based employee compensation
     expense included in reported net income, net
     of income taxes...............................             9                  16
Deduct: Total stock-option based employee
      compensation determined under fair value
      based method for all awards, net of income
      taxes........................................            (9)                (17)
                                                           ------              ------
Pro forma net income available to common
  shareholders.....................................        $2,245              $3,231
                                                           ======              ======
BASIC EARNINGS PER COMMON SHARE
As reported........................................        $ 3.05              $ 4.39
                                                           ======              ======
Pro forma..........................................        $ 3.05              $ 4.39
                                                           ======              ======
DILUTED EARNINGS PER COMMON SHARE
As reported........................................        $ 3.02              $ 4.35
                                                           ======              ======
Pro forma..........................................        $ 3.02              $ 4.35
                                                           ======              ======

     As of June 30, 2006, there was $61 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.88 years.

     The following is a summary of Stock Option exercise activity for the:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                    2006          2005    2006        2005
                                                    -----         -----   -----       -----
                                                                 (IN MILLIONS)
Total intrinsic value of stock options
  exercised.......................................   $17           $ 9     $30         $16
Cash received from exercise of stock options......   $24           $19     $42         $38
Tax benefit realized from stock options
  exercised.......................................   $ 6           $ 3     $10         $ 5

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

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The following is a summary of Performance Share activity for the period ended June 30, 2006:

                                                                              WEIGHTED
                                                                            AVERAGE GRANT
                                                              PERFORMANCE     DATE FAIR
                                                                SHARES          VALUE
                                                              -----------   -------------
Outstanding at January 1, 2006..............................   1,029,700       $36.87
  Granted...................................................     881,375       $48.40
  Forfeited.................................................     (33,250)      $39.85
                                                               ---------
Outstanding at June 30, 2006................................   1,877,825       $42.19
                                                               =========
Performance Shares expected to vest at June 30, 2006........   1,817,445       $42.79
                                                               =========

     Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period. None of the Performance Shares vested during the three months and six months ended June 30, 2006.

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

     Compensation expense related to initial Performance Shares expected to vest and granted prior to January 1, 2006 is recognized ratably during the performance period. Compensation expense related to initial Performance Shares expected to vest and granted on or after January 1, 2006 is recognized ratably over the performance period or the period to retirement eligibility, if shorter. Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period. Compensation expense of $8 million and $32 million, related to Performance Shares was recognized for the three months and six months ended June 30, 2006, respectively, and $3 million and $6 million, related to Performance Shares was recognized for the three months and six months ended June 30, 2005, respectively.

     As of June 30, 2006, there was $55 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.84 years.

  Long-Term Performance Compensation Plan

     Prior to January 1, 2005, the Company granted stock-based compensation to certain members of management under LTPCP. Each participant was assigned a target compensation amount (an "Opportunity Award") at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Holding Company's common stock over the three-year performance period, subject to limited further adjustment approved by the Holding Company's Board of Directors. Payments on the Opportunity Awards are normally payable in their entirety (subject to certain contingencies) at the end of the three-year performance period, and may be paid in whole or in part with shares of the Holding Company's common stock, as approved by the Holding Company's Board of Directors. There were no new grants under the LTPCP during the three months and six months ended June 30, 2006 and 2005.

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

     Compensation expense of $4 million and $7 million, related to LTPCP Opportunity Awards was recognized for the three months and six months ended June 30, 2006, respectively, and $6 million and $16 million, related to LTPCP Opportunity Awards was recognized for the three months and six months ended June 30, 2005, respectively.

     The aggregate fair value of LTPCP Opportunity Awards outstanding at June 30, 2006 was $39 million, of which $6 million was not yet recognized. It is expected that these remaining costs will be recognized during 2006. LTPCP Opportunity Awards with an aggregate fair value of $65 million vested during the three months ended March 31, 2006. Payment in the form of 906,989 shares and $16 million in cash was made during the three months ended June 30, 2006. It is expected that approximately 760,000 additional shares and $12 million in cash will be issued in future settlement of LTPCP Opportunity Awards expected to become payable in the second quarter of 2007.

  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                     2006      2005      2006      2005
                                                   --------   -------   -------   ------
                                                               (IN MILLIONS)
Net income.......................................  $   650    $2,245    $ 1,397   $3,232
Other comprehensive income (loss):
  Unrealized gains (losses) on derivative
     instruments, net of income taxes............      (32)       88        (31)     188
  Unrealized investment gains (losses), net of
     related offsets and income taxes............   (1,578)      815     (2,901)     (69)
  Foreign currency translation adjustment........       29        22         29      (41)
  Minimum pension liability adjustment...........       --        --         --       47
                                                   -------    ------    -------   ------
Other comprehensive income (loss):...............   (1,581)      925     (2,903)     125
                                                   -------    ------    -------   ------
     Comprehensive income (loss).................  $  (931)   $3,170    $(1,506)  $3,357
                                                   =======    ======    =======   ======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

10.  OTHER EXPENSES

     Other expenses were comprised of the following:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------   ------------------
                                                  2006       2005      2006       2005
                                                 -------    -------   -------    -------
                                                              (IN MILLIONS)
Compensation...................................  $  832     $  748    $ 1,632    $ 1,423
Commissions....................................     914        727      1,760      1,417
Interest and debt issue cost...................     214        137        425        268
Amortization of DAC and VOBA...................     485        564      1,087      1,107
Capitalization of DAC..........................    (890)      (858)    (1,773)    (1,625)
Rent, net of sublease income...................      66         64        136        158
Minority interest..............................      68          9        127         59
Insurance taxes................................     161        119        321        238
Other..........................................     695        495      1,328        931
                                                 ------     ------    -------    -------
  Total other expenses.........................  $2,545     $2,005    $ 5,043    $ 3,976
                                                 ======     ======    =======    =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

11.  EARNINGS PER COMMON SHARE

     The following presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                               ---------------------------   ---------------------------
                                                   2006           2005           2006           2005
                                               ------------   ------------   ------------   ------------
                                                    (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
Weighted average common stock outstanding for
  basic earnings per common share............   763,063,769    736,516,503    762,588,178    736,148,078
Incremental common shares from assumed:
    Exercise or issuance of stock-based
       awards................................     6,843,470      6,619,044      6,859,225      6,191,971
                                               ------------   ------------   ------------   ------------
Weighted average common stock outstanding for
  diluted earnings per common share..........   769,907,239    743,135,547    769,447,403    742,340,049
                                               ============   ============   ============   ============
EARNINGS PER COMMON SHARE BEFORE PREFERRED
  STOCK DIVIDENDS:
  INCOME FROM CONTINUING OPERATIONS..........  $        619   $      1,005   $      1,367   $      1,800
                                               ============   ============   ============   ============
    Basic....................................  $       0.81   $       1.36   $       1.79   $       2.45
                                               ============   ============   ============   ============
    Diluted..................................  $       0.80   $       1.35   $       1.78   $       2.42
                                               ============   ============   ============   ============
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES......................  $         31   $      1,240   $         30   $      1,432
                                               ============   ============   ============   ============
    Basic....................................  $       0.04   $       1.68   $       0.04   $       1.95
                                               ============   ============   ============   ============
    Diluted..................................  $       0.04   $       1.67   $       0.04   $       1.93
                                               ============   ============   ============   ============
  NET INCOME.................................  $        650   $      2,245   $      1,397   $      3,232
                                               ============   ============   ============   ============
    Basic....................................  $       0.85   $       3.05   $       1.83   $       4.39
                                               ============   ============   ============   ============
    Diluted..................................  $       0.84   $       3.02   $       1.82   $       4.35
                                               ============   ============   ============   ============
EARNINGS PER COMMON SHARE AFTER PREFERRED
  STOCK DIVIDENDS:
  INCOME FROM CONTINUING OPERATIONS..........  $        619   $      1,005   $      1,367   $      1,800
  Preferred stock dividends..................            33             --             66             --
                                               ------------   ------------   ------------   ------------
  INCOME FROM CONTINUING OPERATIONS AVAILABLE
    TO COMMON SHAREHOLDERS...................  $        586   $      1,005   $      1,301   $      1,800
                                               ============   ============   ============   ============
    Basic....................................  $       0.77   $       1.36   $       1.71   $       2.45
                                               ============   ============   ============   ============
    Diluted..................................  $       0.76   $       1.35   $       1.69   $       2.42
                                               ============   ============   ============   ============
  NET INCOME.................................  $        650   $      2,245   $      1,397   $      3,232
  Preferred stock dividends..................            33             --             66             --
                                               ------------   ------------   ------------   ------------
  NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS.............................  $        617   $      2,245   $      1,331   $      3,232
                                               ============   ============   ============   ============
    Basic....................................  $       0.81   $       3.05   $       1.75   $       4.39
                                               ============   ============   ============   ============
    Diluted..................................  $       0.80   $       3.02   $       1.73   $       4.35
                                               ============   ============   ============   ============

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     In connection with the acquisition of Travelers, the Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units consist of stock purchase contracts issued by the Holding Company. The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the weighted average market price of the Holding Company's common stock is greater than or equal to the threshold appreciation price of $53.10. During the period from the date of issuance through June 30, 2006, the weighted average market price of the Holding Company's common stock was less than the threshold appreciation price. Accordingly, the stock purchase contracts did not have an impact on diluted earnings per common share.

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

     Economic Capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The Economic Capital model accounts for the unique and specific nature of the risks inherent in MetLife's businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

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

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company's asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 13 for disclosures regarding discontinued operations, including real estate.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     Set forth in the tables below is certain financial information with respect to the Company's segments, as well as Corporate & Other, for the three months and six months ended June 30, 2006 and 2005. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each operating segment based upon net income excluding net investment gains (losses), net of income taxes, adjustments related to net investment gains (losses), net of income taxes, the impact from discontinued operations, other than discontinued real estate, net of income taxes, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

FOR THE THREE MONTHS ENDED                                           AUTO &                                 CORPORATE &
JUNE 30, 2006                           INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER      TOTAL
--------------------------------------  -------------   ----------   ------   -------------   -----------   -----------   ------
                                                                             (IN MILLIONS)
Premiums..............................     $2,836         $1,102      $726        $676          $1,078         $  10      $6,428
Universal life and investment-type
  product policy fees.................        201            790        --         194              --            --       1,185
Net investment income.................      1,756          1,689        42         238             155           324       4,204
Other revenues........................        169            135         8           4              13             6         335
Net investment gains (losses).........       (364)          (287)       (4)         13             (14)          (87)       (743)
Policyholder benefits and claims......      3,108          1,359       431         550             871            12       6,331
Interest credited to policyholder
  account balances....................        620            518        --          86              48            --       1,272
Policyholder dividends................         --            422         1           1              --             1         425
Other expenses........................        559            816       211         346             271           342       2,545
                                           ------         ------      ----        ----          ------         -----      ------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes..........        311            314       129         142              42          (102)        836
Provision (benefit) for income
  taxes...............................         99            106        30          41              15           (74)        217
Income (loss) from discontinued
  operations, net of income taxes.....         (3)            --        --          --              --            34          31
                                           ------         ------      ----        ----          ------         -----      ------
Net income............................     $  209         $  208      $ 99        $101          $   27         $   6      $  650
                                           ======         ======      ====        ====          ======         =====      ======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

FOR THE THREE MONTHS ENDED                                       AUTO &                                    CORPORATE &
JUNE 30, 2005                      INSTITUTIONAL   INDIVIDUAL     HOME      INTERNATIONAL   REINSURANCE       OTHER        TOTAL
---------------------------------  -------------   ----------   ---------   -------------   -----------   --------------   ------
                                                                           (IN MILLIONS)
Premiums.........................     $2,834         $1,061       $738          $470           $928            $  3        $6,034
Universal life and
  investment-type
  product policy fees............        185            501         --           125              2              --           813
Net investment income............      1,342          1,565         46           195            137             189         3,474
Other revenues...................        163            105          8            (1)            21               5           301
Net investment gains (losses)....        190            180         (4)            7             (7)            (33)          333
Policyholder benefits and
  claims.........................      3,196          1,347        446           484            828             (42)        6,259
Interest credited to policyholder
  account balances...............        326            395         --            55             43               1           820
Policyholder dividends...........         --            418          2            --             --              (4)          416
Other expenses...................        537            697        204           192            204             171         2,005
                                      ------         ------       ----          ----           ----            ----        ------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes.....        655            555        136            65              6              38         1,455
Provision (benefit) for income
  taxes..........................        225            181         38            19             (1)            (12)          450
Income (loss) from discontinued
  operations, net of income
  taxes..........................        160            208         --            (1)            --             873         1,240
                                      ------         ------       ----          ----           ----            ----        ------
Net income.......................     $  590         $  582       $ 98          $ 45           $  7            $923        $2,245
                                      ======         ======       ====          ====           ====            ====        ======

FOR THE SIX MONTHS ENDED                                           AUTO &                                 CORPORATE &
JUNE 30, 2006                         INSTITUTIONAL   INDIVIDUAL    HOME    INTERNATIONAL   REINSURANCE      OTHER       TOTAL
------------------------------------  -------------   ----------   ------   -------------   -----------   -----------   -------
                                                                            (IN MILLIONS)
Premiums............................     $5,825         $2,184     $1,450      $1,307         $2,071         $  19      $12,856
Universal life and investment-type
  product policy fees...............        402          1,580         --         378             --            --        2,360
Net investment income...............      3,516          3,430         87         473            330           603        8,439
Other revenues......................        339            260         15           8             28            13          663
Net investment gains (losses).......       (685)          (550)        (3)         33             (7)         (116)      (1,328)
Policyholder benefits and claims....      6,472          2,624        883       1,053          1,684            20       12,736
Interest credited to policyholder
  account balances..................      1,209            994         --         173            111            --        2,487
Policyholder dividends..............         --            841          2           3             --            --          846
Other expenses......................      1,092          1,667        412         673            546           653        5,043
                                         ------         ------     ------      ------         ------         -----      -------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes........        624            778        252         297             81          (154)       1,878
Provision (benefit) for income
  taxes.............................        201            265         62          92             28          (137)         511
Income (loss) from discontinued
  operations, net of income taxes...         (1)            (1)        --          --             --            32           30
                                         ------         ------     ------      ------         ------         -----      -------
Net income..........................     $  422         $  512     $  190      $  205         $   53         $  15      $ 1,397
                                         ======         ======     ======      ======         ======         =====      =======

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

FOR THE SIX MONTHS ENDED                                        AUTO &                                    CORPORATE &
JUNE 30, 2005                     INSTITUTIONAL   INDIVIDUAL     HOME      INTERNATIONAL   REINSURANCE       OTHER         TOTAL
--------------------------------  -------------   ----------   ---------   -------------   -----------   --------------   -------
                                                                      (IN MILLIONS)
Premiums........................     $5,678         $2,085      $1,466         $936          $1,831          $    4       $12,000
Universal life and
  investment-type product policy
  fees..........................        378            980          --          244               2              --         1,604
Net investment income...........      2,557          3,089          89          344             287             318         6,684
Other revenues..................        324            217          17            2              32               8           600
Net investment gains (losses)...        212            232          (4)           7              21            (150)          318
Policyholder benefits and
  claims........................      6,307          2,548         924          878           1,567             (43)       12,181
Interest credited to
  policyholder account
  balances......................        627            787          --          102              99              --         1,615
Policyholder dividends..........         --            831           2            2              --              --           835
Other expenses..................      1,047          1,345         403          367             457             357         3,976
                                     ------         ------      ------         ----          ------          ------       -------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes....      1,168          1,092         239          184              50            (134)        2,599
Provision (benefit) for income
  taxes.........................        399            365          65           61              14            (105)          799
Income (loss) from discontinued
  operations, net of income
  taxes.........................        170            222          --           (2)             --           1,042         1,432
                                     ------         ------      ------         ----          ------          ------       -------
Net income......................     $  939         $  949      $  174         $121          $   36          $1,013       $ 3,232
                                     ======         ======      ======         ====          ======          ======       =======

     The following table presents assets with respect to the Company's segments, as well as Corporate & Other, at:

                                                               JUNE 30,      DECEMBER 31,
                                                                 2006            2005
                                                              -----------   ---------------
                                                                      (IN MILLIONS)
Institutional...............................................   $182,842        $176,401
Individual..................................................    233,722         228,295
Auto & Home.................................................      5,378           5,397
International...............................................     19,725          18,624
Reinsurance.................................................     17,559          16,049
Corporate & Other...........................................     41,079          36,879
                                                               --------        --------
  Total.....................................................   $500,305        $481,645
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

     Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended and six months ended June 30, 2006 and 2005. Revenues from U.S. operations were $9,841 million and $19,942 million for the three months and six months ended June 30, 2006, respectively, which represented 86% and 87%, respectively, of consolidated revenues. Revenues from U.S. operations were $9,769 million and $18,918 million for the three months and six months ended June 30, 2005, respectively, which both represented 89% of consolidated revenues.

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

     The following table presents the components of income from discontinued real estate operations:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   ----------------
                                                 2006         2005     2006       2005
                                                 -----       -------   ----      ------
                                                             (IN MILLIONS)
Investment income..............................   $ 8        $   50    $ 19      $  144
Investment expense.............................    (3)          (29)    (10)        (78)
Net investment gains (losses)..................    (3)        1,905      (8)      1,923
                                                  ---        ------    ----      ------
  Total revenues...............................     2         1,926       1       1,989
Provision (benefit) for income taxes...........     1           685       1         706
                                                  ---        ------    ----      ------
  Income (loss) from discontinued operations,
     net of income taxes.......................   $ 1        $1,241    $ --      $1,283
                                                  ===        ======    ====      ======

     The carrying value of real estate related to discontinued operations was $279 million and $309 million at June 30, 2006 and December 31, 2005, respectively.

     The following table shows the discontinued real estate operations by segment:

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  -------------------   ----------------
                                                  2006         2005     2006       2005
                                                  -----       -------   ----      ------
                                                              (IN MILLIONS)
Net investment income
  Institutional.................................   $ 2        $    8    $ 6       $   22
  Individual....................................     2             7      2           16
  Corporate & Other.............................     1             6      1           28
                                                   ---        ------    ---       ------
     Total net investment income................   $ 5        $   21    $ 9       $   66
                                                   ===        ======    ===       ======
Net investment gains (losses)
  Institutional.................................   $(7)       $  239    $(7)      $  241
  Individual....................................    (2)          320     (4)         332
  Corporate & Other.............................     6         1,346      3        1,350
                                                   ---        ------    ---       ------
     Total net investment gains (losses)........   $(3)       $1,905    $(8)      $1,923
                                                   ===        ======    ===       ======

     In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. Net investment income on One Madison Avenue and 200 Park Avenue was $4 million and $1 million, respectively, for the three months ended June 30, 2005 and $15 million and $17 million, respectively, for the six months ended June 30, 2005 and is included in income from discontinued operations in the accompanying interim condensed consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

  OPERATIONS

     On September 29, 2005, the Company completed the sale of MetLife Indonesia to a third party, resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income (loss) from discontinued operations of ($1) million and ($2) million, both net of income taxes, for the three months and six months ended June 30, 2005, respectively. The Company reclassified the operations of MetLife Indonesia into discontinued operations for all periods presented.

     The following table presents the amounts related to the operations of MetLife Indonesia that have been combined with the discontinued real estate operations in the interim condensed consolidated income statements:

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                     ------------------   ----------------
                                                            2005                2005
                                                     ------------------   ----------------
                                                                 (IN MILLIONS)
Revenues...........................................         $ 2                 $ 4
Expenses...........................................           3                   6
                                                            ---                 ---
Income (loss) before provision for income taxes....          (1)                 (2)
Provision (benefit) for income taxes...............          --                  --
                                                            ---                 ---
  Income (loss) from discontinued operations, net
     of income taxes...............................         $(1)                $(2)
                                                            ===                 ===

     On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the sale agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income taxes, in the second quarter of 2006 and $12 million, net of income taxes, in the fourth quarter of 2005 due to the retention of these specific customer accounts. The Company reported the operations of SSRM in discontinued operations for all periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, is reported in Corporate & Other. The Company's discontinued operations for the six months ended June 30, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

                                 METLIFE, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The operations of SSRM include affiliated revenue of $5 million for the six months ended June 30, 2005 related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions continue after the sale of SSRM. The following table presents the amounts related to operations of SSRM that have been combined with the discontinued real estate operations in the interim condensed consolidated income statement:

                                                          THREE AND
                                                       SIX MONTHS ENDED   SIX MONTHS ENDED
                                                           JUNE 30,           JUNE 30,
                                                       ----------------   ----------------
                                                             2006               2005
                                                       ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues.............................................        $--                $ 19
Expenses.............................................         --                  38
                                                             ---                ----
Income (loss) before provision for income taxes......         --                 (19)
Provision (benefit) for income taxes.................         --                  (5)
                                                             ---                ----
  Income (loss) from discontinued operations, net of
     income taxes....................................         --                 (14)
Net investment gain, net of income taxes.............         30                 165
                                                             ---                ----
  Income (loss) from discontinued operations, net of
     income taxes....................................        $30                $151
                                                             ===                ====

14.  SUBSEQUENT EVENTS

     On July 18, 2006, the Company announced that it is evaluating options with respect to its Peter Cooper Village and Stuyvesant Town properties, including the possibility of marketing the assets for sale. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,200 units, spread over 80 contiguous acres. The properties are owned by the Holding Company's subsidiary Metropolitan Tower Life Insurance Company. The sale of these properties is contingent on pricing that meets the Company's expectations.

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

ACQUISITIONS AND DISPOSITIONS

     On September 29, 2005, the Company completed the sale of P.T. Sejahtera ("MetLife Indonesia") to a third party, resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income (loss) from discontinued operations of ($1) million and ($2) million, both net of income taxes, for the three months and six months ended June 30, 2005, respectively. The Company reclassified the operations of MetLife Indonesia into discontinued operations for all periods presented.

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

     On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. ("Citigroup"), and substantially all of Citigroup's international insurance businesses (collectively, "Travelers") for $12.1 billion. The results of Travelers' operations were included in the Company's financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company's core insurance and annuity products and expanded the Company's presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provides the Company with one of the broadest distribution networks in the industry. The initial consideration paid by the Holding Company for the acquisition consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company's common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006 as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred shares. See "-- Liquidity and Capital Resources -- The Holding
Company -- Liquidity Sources."

     On January 31, 2005, the Company completed the sale of SSRM Holdings, Inc. ("SSRM") to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the sale agreement, MetLife will have an opportunity to receive, prior to the end of 2006, additional payments aggregating up to approximately 25% of the base purchase price, based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income taxes, in the second quarter of 2006 and $12 million, net of income taxes, in the fourth quarter of 2005 due to the retention of these specific customer accounts. The Company reported the operations of SSRM in discontinued operations for all periods presented. Additionally, the sale of SSRM resulted in the elimination of the Company's Asset Management segment. The remaining asset management business, which is insignificant, is reported in Corporate & Other. The Company's discontinued operations for the six months ended June 30, 2005 also includes expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

IMPACT OF HURRICANES

     On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama, causing catastrophic damage to these coastal regions. During the three months and six months ended June 30, 2006, the Company reduced its net losses recognized related to the catastrophe by $0.3 million and $2 million, respectively, to $132 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments. During the three months and six months ended June 30, 2006, the Auto & Home segment reduced its net losses recognized related to the catastrophe by $0.3 million and $2 million, respectively, to $118 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments. There was no change in the Institutional segment's total net losses recognized related to the catastrophe of

$14 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments at June 30, 2006. During the three months and six months ended June 30, 2006, MetLife's gross losses from Katrina, primarily arising from the Company's homeowners business, were reduced by $0 million and $1 million, respectively, to approximately $334 million at June 30, 2006.

     On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. During the three months and six months ended June 30, 2006, the Company's Auto & Home segment reduced its total net losses recognized related to the catastrophe by $1 million and $3 million, respectively, to $29 million, net of income taxes and reinsurance recoverables. During the three months and six months ended June 30, 2006, MetLife's gross losses from Hurricane Wilma were increased by $2 million and $4 million to approximately $61 million at June 30, 2006 arising from the Company's homeowners and automobile businesses.

     Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent on the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging denial of claims for damages caused to property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company ("MPC") is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company's hurricane-related claim exposure and losses. Based on information known by management as of June 30, 2006, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company's unaudited interim condensed consolidated financial statements.

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005

     The Company reported $617 million in net income available to common shareholders and diluted earnings per common share of $0.80 for the three months ended June 30, 2006 compared to $2,245 million in net income available to common shareholders and diluted earnings per common share of $3.02 for the three months ended June 30, 2005. The acquisition of Travelers contributed $171 million to net income available to common shareholders for the three months ended June 30, 2006. Excluding the impact of the Travelers acquisition, net income available to common shareholders decreased by $1,799 million for the three months ended June 30, 2006 compared to the 2005 period. Net income available to common shareholders for the three months ended June 30, 2005 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion. These items contributed a benefit of $40 million, net of income taxes, to the three months ended June 30, 2005 period. Excluding the impact of these items, net income available to common shareholders decreased by $1,759 million for the three months ended June 30, 2006 compared to the prior period.

     Income from discontinued operations and, correspondingly, net income, decreased by $1,209 million for the three months ended June 30, 2006 compared to the 2005 period. The decrease in discontinued operations and net income is primarily due to a gain of $1,193 million, net of income taxes, in the three months ended June 30, 2005, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, partially offset by a gain on the sale of SSRM of $30 million, net of income taxes, for the three months ended June 30, 2006.

     In addition, net investment losses increased by $699 million, net of income taxes, for the three months ended June 30, 2006 as compared to the corresponding period in 2005. The current period includes $65 million, net of income taxes, of net investment losses related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment losses increased by $634 million, net of income taxes, largely due to changes in the market value of derivatives from increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the Euro and the Pound. Also contributing to the increase are losses on fixed maturities resulting from continued portfolio management activity in a higher interest rate environment.

     During the three months ended June 30, 2006, the Company also paid $33 million in dividends on its preferred shares issued in connection with financing the acquisition of Travelers. The prior period did not include such dividends.

     Partially offsetting these decreases is an increase of $117 million in net income available to common shareholders for the three months ended June 30, 2006 compared to the 2005 period. This increase is primarily due to an increase in premiums, fees and other revenues attributable to continued business growth across most of the Company's operating segments. Partially offsetting these increases is a decrease in net investment income primarily due to lower variable income on corporate and real estate joint ventures and lower long-term yields on fixed maturities, partially offset by higher income on short-term investments due to higher short-term interest rates, as well as an increase in the asset base. Net interest margins declined for the three months ended June 30, 2006. Underwriting results were generally favorable for the three months ended June 30, 2006. Other expenses increased primarily due to higher interest expense on debt and bankholder deposits, higher general spending and corporate support expenses, an increase in minority interest expense, a charge related to the pending sale of certain small market recordkeeping businesses in the current quarter, higher legal costs and overall business growth. These increases in other expenses are partially offset by lower DAC amortization due to higher net investment losses and lower integration costs.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005

     The Company reported $1,331 million in net income available to common shareholders and diluted earnings per common share of $1.73 for the six months ended June 30, 2006 compared to $3,232 million in net income available to common shareholders and diluted earnings per common share of $4.35 for the six months ended June 30, 2005. The acquisition of Travelers contributed $317 million to net income available to common shareholders for the six months ended June 30, 2006. Excluding the impact of the Travelers acquisition, net income available to common shareholders decreased by $2,218 million for the six months ended June 30, 2006 compared to the 2005 period. Net income available to common shareholders for the six months ended June 30, 2005 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion. These items contributed a benefit of $40 million, net of income taxes, to the six months ended June 30, 2005 period. Excluding the impact of these items, net income available to common shareholders decreased by $2,178 million for the six months ended June 30, 2006 compared to the prior period.

     Income from discontinued operations and, correspondingly, net income, decreased by $1,402 million for the six months ended June 30, 2006 compared to the 2005 period. The decrease in discontinued operations and net income is due to a gain of $1,193 million, net of income taxes, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York during the six months ended June 30, 2005. Also contributing to the decrease was a gain on the sale of SSRM of $165 million, net of income taxes, which was recorded in the six months ended June 30 2005, partially offset by a related gain of $30 million, net of income taxes, on the sale of SSRM which was recorded during the six months ended June 30, 2006.

     In addition, net investment losses increased by $1,070 million, net of income taxes, for the six months ended June 30, 2006 as compared to the corresponding period in 2005. The current period includes $177 million, net of income taxes, of net investment losses related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment losses increased by $893 million, net of income taxes, largely due to changes in the market value of derivatives from increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the Euro and the Pound. Also contributing to the increase are losses on fixed maturities resulting from continued portfolio management activity in a higher interest rate environment.

     During the six months ended June 30, 2006, the Company also paid $66 million in dividends on its preferred shares issued in connection with financing the acquisition of Travelers. The prior period did not include such dividends.

     Partially offsetting these decreases is an increase of $183 million in net income available to common shareholders for the six months ended June 30, 2006 compared to the 2005 period. This increase was primarily due to an increase in premiums, fees and other revenues attributable to continued business growth across most of the Company's operating segments. In addition, contributing to the increase was higher net investment income primarily due to higher income on short-term investments due to higher short-term interest rates, as well as an increase in the asset base, partially offset by lower variable income on corporate and real estate joint ventures and lower long-term yields on fixed maturities. Net interest margins declined for the six months ended June 30, 2006. Underwriting results were generally favorable for the six months ended June 30, 2006. Other expenses increased primarily due to higher interest expense on debt and bankholder deposits, higher general spending, an increase in minority interest expense, a charge related to the pending sale of certain small market recordkeeping businesses in the current quarter, higher legal costs and overall business growth. These increases in other expenses are partially offset by lower DAC amortization due to higher net investment losses and lower integration costs.

  INDUSTRY TRENDS

     The Company's segments continue to be influenced by a variety of trends that affect the industry.

     Financial Environment. The current financial environment presents a challenge for the life insurance industry. A low general level of long-term interest rates and a flat or inverted yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, guaranteed interest contracts ("GICs") and universal life insurance. In addition, a reversion to lower short-term interest rates could put pressure on interest spreads on existing blocks of business as declining investment portfolio yields draw closer to minimum crediting rate guarantees on certain products. The compression of the yields from a flattening or inverting yield curve and low longer-term interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent volatile equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments.

     Steady Economy. A steady economy provides improving demand for group insurance and retirement & savings-type products. Group insurance premium growth, with respect to life and disability products, for example, is closely tied to employers' total payroll growth. Additionally, the potential market for these products is expanded by new business creation. Bond portfolio credit losses continue at low historical levels due to the steady economy.

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

     Life insurers are well positioned to address the Baby Boomers' rapidly increasing need for savings tools and for income protection. In light of recent Social Security reform and pension solvency concerns, guarantees are what sets the U.S. life insurance industry apart from other financial services providers pursuing the retiring Baby Boomer market. The Company believes that, among life insurers, those with strong brands, high financial strength ratings, and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to Baby Boomers.

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

DISCUSSION OF RESULTS

     The following table presents consolidated financial information for the Company for the periods indicated:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   -------------------   -----------------
                                                     2006       2005      2006      2005
                                                   --------   --------   -------   -------
                                                                (IN MILLIONS)
REVENUES
Premiums.........................................  $ 6,428    $ 6,034    $12,856   $12,000
Universal life and investment-type product policy
  fees...........................................    1,185        813      2,360     1,604
Net investment income............................    4,204      3,474      8,439     6,684
Other revenues...................................      335        301        663       600
Net investment gains (losses)....................     (743)       333     (1,328)      318
                                                   -------    -------    -------   -------
  Total revenues.................................   11,409     10,955     22,990    21,206
                                                   -------    -------    -------   -------
EXPENSES
Policyholder benefits and claims.................    6,331      6,259     12,736    12,181
Interest credited to policyholder account
  balances.......................................    1,272        820      2,487     1,615
Policyholder dividends...........................      425        416        846       835
Other expenses...................................    2,545      2,005      5,043     3,976
                                                   -------    -------    -------   -------
  Total expenses.................................   10,573      9,500     21,112    18,607
                                                   -------    -------    -------   -------
Income from continuing operations before
  provision for income taxes.....................      836      1,455      1,878     2,599
Provision for income taxes.......................      217        450        511       799
                                                   -------    -------    -------   -------
Income from continuing operations................      619      1,005      1,367     1,800
Income (loss) from discontinued operations, net
  of income taxes................................       31      1,240         30     1,432
                                                   -------    -------    -------   -------
Net income.......................................      650      2,245      1,397     3,232
Preferred stock dividends........................       33         --         66        --
                                                   -------    -------    -------   -------
Net income available to common shareholders......  $   617    $ 2,245    $ 1,331   $ 3,232
                                                   =======    =======    =======   =======

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005 -- THE COMPANY

  Income from Continuing Operations

     Income from continuing operations decreased by $386 million, or 38%, to $619 million for the three months ended June 30, 2006 from $1,005 million in the comparable 2005 period. The current period includes $171 million of income from continuing operations related to the acquisition of Travelers. Excluding the acquisition of Travelers, income from continuing operations decreased by $557 million, or 55%. Income from continuing operations for the three months ended June 30, 2005 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion. These items contributed a benefit of $40 million, net of income taxes, to the three months ended June 30, 2005 period. Excluding the impact of these items and the acquisition of Travelers, income from continuing operations decreased by $517 million for the three months ended June 30, 2006 compared to the prior 2005 period. The Institutional segment contributed $262 million, net of income taxes, to this decrease primarily due to net investment losses, a decline in interest margins and an increase in expenses due to a charge in the second quarter of 2006 associated with costs related to the pending sale of certain small market recordkeeping businesses, partially offset by favorable underwriting results. The Individual segment contributed $209 million, net of income taxes, to the decrease in income from continuing operations, as a result of net investment losses, a decline in interest rate spreads, higher expenses and an increase in policyholder dividends. These decreases were partially offset by lower DAC amortization, increased fee income related to the growth in separate account products, a decrease in the closed block-related policyholder dividend obligation, favorable underwriting and lower annuity benefits in the Individual segment. In addition, income from continuing operations in Corporate & Other decreased by $94 million, net of income taxes, primarily due to higher net investment losses, higher interest expense on debt, growth in interest credited to bankholder deposits, higher legal related costs and corporate support expenses, partially offset by higher net investment income and a decrease in integration costs. Partially offsetting the decreases in income from continuing operations is an increase in the International segment of $35 million, net of income taxes, and an increase in the Reinsurance segment of $12 million, net of income taxes. The increase in the International segment is primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment gains on invested assets supporting those liabilities during the quarter, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, lower DAC amortization, as well as the unfavorable impact in the prior year of contingent liabilities all within Mexico. In addition, South Korea's income from continuing operations increased primarily due to continued growth of the in-force business. These increases in the International segment were partially offset by a decrease in Brazil primarily due to an increase in a policyholder liability due to higher than expected mortality on specific blocks of business, a decrease in Canada due to the realignment of economic capital as well as higher home office and infrastructure expenditures in support of segment growth. The increase in the Reinsurance segment is largely attributable to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations, partially offset by unfavorable mortality experience in the prior period and an increase in other expenses. The Auto & Home segment increased by $1 million primarily due to favorable development of prior year loss reserves and a reduction in loss adjustment expenses, partially offset by higher catastrophe losses in the second quarter of 2006, a decrease in net earned premiums and an increase in other expenses.

  Revenues and Expenses

     Premiums, fees and other revenues increased by $800 million, or 11%, to $7,948 million for the three months ended June 30, 2006 from $7,148 million from the comparable 2005 period. The current period includes $463 million of premiums, fees and other revenues related to the acquisition of Travelers. Excluding the acquisition of Travelers, premiums, fees and other revenues increased by $337 million, or 5%. The Reinsurance segment contributed $140 million, or 42%, to the Company's period over period increase in premiums, fees and other revenues. This growth is primarily attributable to added in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The International segment contributed $118 million, or 35%, to the period over period increase primarily due to business growth through increased sales and renewal business in Mexico, South Korea, Brazil, and Taiwan, as well as changes in foreign currency rates. In addition, Chile's premiums, fees and other revenues increased due to higher annuity premiums and an increase in institutional premiums through its bank distribution channel. The Individual segment contributed $78 million, or 23%, to the period over period increase primarily due to higher fee income from variable annuity and universal life products and an increase in premiums in other life and annuity products, partially offset by a decline in premiums in the Company's closed block business as this business continues to run-off. The Institutional segment contributed $11 million, or 3%, to the period over period increase primarily due to growth in the dental, disability, accidental death and dismemberment products and continued growth in the long-term care products all within the non-medical health & other business, as well as improved sales and favorable persistency in the group life business. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decrease in retirement & savings is primarily due to a decline in premiums from structured settlement sales, partially offset by an increase in pension close-outs. The increases in premiums, fees and other revenues were partially offset by a decrease of $12 million in the Auto & Home segment. This decline is primarily due to a decrease in earned premiums resulting from additional catastrophe reinsurance costs and a decrease in the involuntary assumed business.

     Net investment income increased by $730 million, or 21%, to $4,204 million for the three months ended June 30, 2006 from $3,474 million from the comparable 2005 period. The current period includes $749 million of net investment income related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment income decreased by $19 million, or 1%. This decrease is primarily due to a decline in investment income from lower variable income including corporate and real estate joint venture income, bond and commercial mortgage prepayment fees and securities lending, as well as a decline in fixed maturity yields. These decreases were partially offset by an increase due to higher short-term interest rates and an overall increase in the asset base.

     Interest margins, which generally represent the difference between net investment income and interest credited to policyholder account balances, decreased in the Individual segment and in the retirement & savings and group life businesses in the Institutional segment for the three months ended June 30, 2006 as compared to the prior period. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees, the timing and amount of which are generally unpredictable and, as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Net investment losses increased by $1,076 million to a loss of $743 million for the three months ended June 30, 2006 from a gain of $333 million for the comparable 2005 period. The current period includes $100 million of net investment losses related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment losses increased by $976 million. The increase in net investment gains (losses) is largely due to changes in the market value of derivatives from increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the Euro and the Pound. Also contributing to the increase are losses on fixed maturities resulting from continued portfolio management activity in a higher interest rate environment.

     Underwriting results were favorable within the life products in the Individual and Reinsurance segments, as well as in the group life and non-medical health & other products in the Institutional segment, while underwriting results were unfavorable in the retirement & savings products within the Institutional segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended June 30, 2006, as the combined ratio, excluding catastrophes, decreased to 84.5% from 86.4% in the three months ended June 30, 2005. Underwriting results in the International segment increased commensurate with the growth in the business as discussed above.

     Other expenses increased by $540 million, or 27%, to $2,545 million for the three months ended June 30, 2006 from $2,005 million for the comparable 2005 period. The current period includes $322 million of other expenses related to the acquisition of Travelers. Excluding the acquisition of Travelers, other expenses increased by $218 million, or 11%. The three months ended June 30, 2005 includes a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. Excluding the impact of the reduction in such liability and the acquisition of Travelers, other expenses increased by $190 million, or 9%, from the comparable 2005 period. Corporate & Other contributed $109 million, or 57%, to the period over period variance primarily due to higher interest expense, growth in interest credited to bankholder deposits at MetLife Bank, National Association ("MetLife Bank" or "MetLife Bank, N.A."), higher legal related costs and corporate support expenses, partially offset by a decrease in integration costs. The Reinsurance segment also contributed

$67 million, or 35%, to the increase in other expenses primarily due to an increase in minority interest expense and expenses associated with DAC, as well as an increase in interest expense and compensation and overhead related expenses, including equity compensation expense. In addition, $38 million, or 20%, of this increase in the International segment is primarily attributable to business growth commensurate with the increase in revenues discussed above and changes in foreign currency rates. Other expenses in the International segment also increased due to information technology projects, growth initiative projects, and an increase in integration costs, as well as an increase in compensation expense at the home office. These increases in the International segment were partially offset by a decrease in Mexico due to lower DAC amortization and the unfavorable impact in the prior period of contingent liabilities that were established related to potential employment matters, partially offset by an increase in commissions. The Institutional segment contributed $23 million, or 12%, to the period over period increase primarily due to a charge in the second quarter of 2006 associated with costs related to the pending sale of certain small market recordkeeping businesses and higher corporate support expenses, partially offset by lower non-deferrable volume-related expenses. In addition, the Auto & Home segment contributed $7 million, or 4%, to the period over period increase primarily due to expenditures related to information technology and advertising. Partially offsetting the increases in other expenses is a decrease in the Individual segment of $54 million, or 28%. This decrease is primarily due to lower DAC amortization. Higher general spending, which is partially offset by a reduction in pension and postretirement liabilities in the current period and an increase in premium tax liabilities and certain expense liabilities in the prior period, increased other expenses in the current period within the Individual segment.

  Net Income

     Income tax expense for the three months ended June 30, 2006 is $217 million, or 26% of income from continuing operations before provision for income taxes, compared with $450 million, or 31%, of such income, for the comparable 2005 period. The current period includes $65 million of income tax expense related to the acquisition of Travelers. Excluding the acquisition of Travelers, income tax expense for the three months ended June 30, 2006 is $152 million, or 25% of income from continuing operations before provision for income taxes, compared with $450 million, or 31%, of such income, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing.

     Income from discontinued operations consists of net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale or has sold and, for the three months ended June 30, 2006, the operations and gain upon disposal from the sale of SSRM on January 31, 2005, and for the three months ended June 30, 2005, the operations of MetLife Indonesia which was sold on September 29, 2005. Income from discontinued operations, net of income taxes, decreased by $1,209 million, or 98% to $31 million for the three months ended June 30, 2006 from $1,240 million for the comparable 2005 period. The decrease is primarily due to a gain of $1,193 million, net of income taxes, in the three months ended June 30, 2005, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, partially offset by a gain on the sale of SSRM of $30 million, net of income taxes, in the three months ended June 30, 2006.

     During the three months ended June 30, 2006, the Company also paid $33 million in dividends on its preferred shares issued in connection with financing the acquisition of Travelers. The prior period did not include such dividends.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005 -- THE COMPANY

  Income from Continuing Operations

     Income from continuing operations decreased by $433 million, or 24%, to $1,367 million for the six months ended June 30, 2006 from $1,800 million in the comparable 2005 period. The current period includes $317 million of income from continuing operations related to the acquisition of Travelers. Excluding the acquisition of Travelers, income from continuing operations decreased by $750 million, or 42%. Income from continuing operations for the six months ended June 30, 2005 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment's discussion. These items contributed a benefit of $40 million, net of income taxes, to the six month period ended June 30, 2005. Excluding the impact of these items and the acquisition of Travelers, income from continuing operations decreased by $710 million for the six months ended June 30, 2006 compared to the prior 2005 period. The Institutional segment contributed $402 million, net of income taxes, to this decrease primarily due to net investment losses, a decline in interest margins and an increase in expenses due to a charge in the second quarter of 2006 associated with costs related to the pending sale of certain small market recordkeeping businesses, partially offset by favorable underwriting results. The Individual segment contributed $326 million, net of income taxes, to the decrease as a result of net investment losses, higher expenses, a decline in interest rate spreads, higher annuity benefits and an increase in policyholder dividends. These decreases were partially offset by increased fee income related to the growth in separate account products, a decrease in the closed block-related policyholder dividend obligation, lower DAC amortization and favorable underwriting in the Individual segment. In addition, income from continuing operations in Corporate & Other decreased by $51 million, net of income taxes, primarily due to higher interest expense on debt, growth in interest credited to bankholder deposits, higher legal related costs and corporate support expenses, partially offset by lower net investment losses, higher net investment income and a decrease in integration costs. Partially offsetting the decreases in income from continuing operations is an increase in the International segment of $44 million, net of income taxes. The increase in the International segment is primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment gains on invested assets supporting those liabilities, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, lower DAC amortization, as well as the unfavorable impact in the prior year of contingent liabilities all within Mexico. In addition, South Korea's income from continuing operations increased primarily due to continued growth of the in-force business. These increases in the International segment were partially offset by a decrease in Canada due to the realignment of economic capital, a decrease in Brazil primarily due to an increase in a policyholder liability due to higher than expected mortality on specific blocks of business and higher home office and infrastructure expenditures in support of segment growth. In addition, income from continuing operations in the Auto & Home segment increased $16 million primarily due to favorable development of prior year loss reserves and a reduction in loss adjustment expenses, partially offset by higher catastrophe losses in the first six months of 2006, a decrease in net earned premiums and an increase in other expenses. The Reinsurance segment increased $9 million which is largely attributable to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations, partially offset by unfavorable mortality experience in the prior period and an increase in other expenses.

  Revenues and Expenses

     Premiums, fees and other revenues increased by $1,675 million, or 12%, to $15,879 million for the six months ended June 30, 2006 from $14,204 million from the comparable 2005 period. The current period includes $946 million of premiums, fees and other revenues related to the acquisition of Travelers. Excluding the acquisition of Travelers, premiums, fees and other revenues increased by $729 million, or 5%. The Reinsurance segment contributed $234 million, or 32%, to the Company's period over period increase in premiums, fees and other revenues. This growth is primarily attributable to added in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The International segment contributed $211 million, or 29%, to the period over period increase primarily due to business growth through increased sales and renewal business in Mexico, South Korea, Brazil, and Taiwan, as well as changes in foreign currency rates. In addition, Chile's premiums, fees and other revenues increased due to an increase in institutional premiums through its bank distribution channel, partially offset by lower annuity sales in the first quarter of 2006. The Individual segment contributed $165 million, or 23%, to the period over period increase primarily due to higher fee income from variable annuity and universal life products, higher premiums from the active marketing of income annuity products and an increase in premiums of other life products, partially offset by a decline in premiums in the Company's closed block business as this business continues to run-off. The Institutional segment contributed $129 million, or 18%, to the period over period increase primarily due to improved sales and favorable persistency in the group life business and growth in the dental, disability, accidental death and dismemberment products and continued growth in the long-term care products, all within the non-medical health & other business. These increases in the group life and non-medical health & other businesses were partially offset by a decrease in the retirement & savings business. The decrease in retirement & savings is primarily due to a decrease in premiums from pension close-outs and structured settlement due to lower sales, partially offset by an increase in master terminal funding products. The increases in premiums, fees and other revenues were partially offset by a decrease of $18 million in the Auto & Home segment. This decrease is primarily due to a decrease in earned premiums resulting from additional catastrophe reinsurance costs and a decrease in the involuntary assumed business.

     Net investment income increased by $1,755 million, or 26%, to $8,439 million for the six months ended June 30, 2006 from $6,684 million from the comparable 2005 period. The current period includes $1,473 million of net investment income related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment income increased by $282 million, or 4%. This increase is primarily due to higher short-term interest rates and an overall increase in the asset base. These increases were partially offset by a decline in investment income from lower variable income including corporate and real estate joint venture income, bond and commercial mortgage prepayment fees and securities lending, as well as a decline in fixed maturity yields.

     Interest margins, which generally represent the difference between net investment income and interest credited to policyholder account balances, decreased in the Individual segment and in the group life and retirement & savings businesses in the Institutional segment and increased in the non-medical health & other business in the Institutional segment for the six months ended June 30, 2006 as compared to the prior period. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees, the timing and amount of which are generally unpredictable and, as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company's interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company's future financial results.

     Net investment losses increased by $1,646 million to a loss of $1,328 million for the six months ended June 30, 2006 from a gain of $318 million for the comparable 2005 period. The current period includes $272 million of net investment losses related to the acquisition of Travelers. Excluding the acquisition of Travelers, net investment losses increased by $1,374 million. The increase in net investment gains (losses) is largely due to changes in the market value of derivatives from increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the Euro and the Pound. Also contributing to the increase are losses on fixed maturities resulting from continued portfolio management activity in a higher interest rate environment.

     Underwriting results were favorable within the life products in the Individual and Reinsurance segments, as well as in the group life and non-medical health & other products in the Institutional segment, while underwriting results were unfavorable in the retirement & savings products within the Institutional segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the six months ended June 30, 2006, as the combined ratio, excluding catastrophes, decreased to 85.6% from 88.5% in the six months ended June 30, 2005. Underwriting results in the International segment increased commensurate with the growth in the business as discussed above.

     Other expenses increased by $1,067 million, or 27%, to $5,043 million for the six months ended June 30, 2006 from $3,976 million for the comparable 2005 period. The current period includes $612 million of other expenses related to the acquisition of Travelers. Excluding the acquisition of Travelers, other expenses increased by $455 million, or 11%. The six months ended June 30, 2005 includes a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. Excluding the impact of the reduction in such liability and the acquisition of Travelers, other expenses increased by $427 million, or 11%, from the comparable 2005 period. Corporate & Other contributed $224 million, or 52%, to the period over period variance primarily due to higher interest expense, growth in interest credited to bankholder deposits at MetLife Bank, higher legal related costs and corporate support expenses, partially offset by a decrease in integration costs. The International segment contributed $93 million, or 22%, to the period over period variance primarily attributable to business growth commensurate with the increase in revenues discussed above and changes in foreign currency rates. The International segment also increased due to information technology projects, growth initiative projects, and an increase in integration costs, as well as an increase in compensation expense at the home office. In addition, the Reinsurance segment contributed $89 million, or 21%, to the increase in other expenses primarily due to an increase in minority interest expense and expenses associated with DAC, as well as an increase in interest expense and compensation and overhead related expenses, including equity compensation expense. The Institutional segment contributed $39 million, or 9%, to the period over period increase primarily due to a charge in the second quarter of 2006 associated with costs related to the pending sale of certain small market recordkeeping businesses, partially offset by lower non-deferrable volume-related expenses. In addition, the Auto & Home segment contributed $9 million, or 2%, to the period over period increase primarily due to expenditures related to information technology and advertising. Partially offsetting the increases in other expenses is a decrease in the Individual segment of $27 million, or 6%. This decrease is primarily due to lower DAC amortization. Higher general spending, which was partially offset by a reduction in pension and postretirement liabilities in the current period and an increase in premium tax liabilities and certain expense liabilities in the prior period, increased other expenses in the current period within the Individual segment.

  Net Income

     Income tax expense for the six months ended June 30, 2006 is $511 million, or 27% of income from continuing operations before provision for income taxes, compared with $799 million, or 31%, of such income, for the comparable 2005 period. The current period includes $126 million of income tax expense related to the acquisition of Travelers. Excluding the acquisition of Travelers, income tax expense for the six months ended June 30, 2006 is $385 million, or 27% of income from continuing operations before provision for income taxes, compared with $799 million, or 31%, of such income, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing.

     Income from discontinued operations consists of net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale or has sold and, for the six months ended June 30, 2006 and 2005, the operations and gain upon disposal from the sale of SSRM on January 31, 2005 and for the six months ended June 30, 2005, the operations of MetLife Indonesia which was sold on September 29, 2005. Income from discontinued operations, net of income taxes, decreased by $1,402 million, or 98%, to $30 million for the six months ended June 30, 2006 from $1,432 million for the comparable 2005 period. The decrease is due to a gain of $1,193 million, net of income taxes, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York during the six months ended June 30, 2005. Also contributing to the decrease is a gain on the sale of SSRM of $165 million, net of income taxes, which was recorded in the six months ended June 30 2005, partially offset by a related gain of $30 million, net of income taxes, on the sale of SSRM which was recorded during the six months ended June 30, 2006.

     During the six months ended June 30, 2006, the Company also paid $66 million in dividends on its preferred shares issued in connection with financing the acquisition of Travelers. The prior period did not include such dividends.

INSTITUTIONAL

     The following table presents consolidated financial information for the Institutional segment for the periods indicated:

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   -----------------
                                                     2006       2005      2006      2005
                                                    -------    -------   -------   -------
                                                                (IN MILLIONS)
REVENUES
Premiums..........................................  $2,836     $2,834    $5,825    $5,678
Universal life and investment-type product policy
  fees............................................     201        185       402       378
Net investment income.............................   1,756      1,342     3,516     2,557
Other revenues....................................     169        163       339       324
Net investment gains (losses).....................    (364)       190      (685)      212
                                                    ------     ------    ------    ------
  Total revenues..................................   4,598      4,714     9,397     9,149
                                                    ------     ------    ------    ------
EXPENSES
Policyholder benefits and claims..................   3,108      3,196     6,472     6,307
Interest credited to policyholder account
  balances........................................     620        326     1,209       627
Other expenses....................................     559        537     1,092     1,047
                                                    ------     ------    ------    ------
  Total expenses..................................   4,287      4,059     8,773     7,981
                                                    ------     ------    ------    ------
Income from continuing operations before provision
  for income taxes................................     311        655       624     1,168
Provision for income taxes........................      99        225       201       399
                                                    ------     ------    ------    ------
Income from continuing operations.................     212        430       423       769
Income (loss) from discontinued operations, net of
  income taxes....................................      (3)       160        (1)      170
                                                    ------     ------    ------    ------
Net income........................................  $  209     $  590    $  422    $  939
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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005 -- INSTITUTIONAL

  Income from Continuing Operations

     Income from continuing operations decreased by $218 million, or 51%, to $212 million for the three months ended June 30, 2006 from $430 million for the comparable 2005 period. The acquisition of Travelers contributed $44 million to income from continuing operations, which includes a decline of $39 million, net of income taxes, of net investment gains (losses). Excluding the impact of Travelers, income from continuing operations decreased $262 million, or 61%, from the comparable 2005 period.

     Included in this decrease is a decline of $318 million, net of income taxes, in net investment gains (losses), partially offset by a benefit of $61 million, net of income taxes, resulting from a decrease in policyholder benefit and claims related to net investment gains (losses). Excluding the impact of Travelers and the decline in net investment gains (losses), income from continuing operations decreased by $5 million, net of income taxes, from the comparable 2005 period.

     Interest margins decreased $78 million, net of income taxes, compared to the prior year period across all business segments. Interest margins for the retirement & savings and group life businesses decreased $50 million and $26 million, both net of income taxes, respectively, primarily due to a decline in net variable items, which includes income from corporate and real estate joint ventures and the impact of a reduction in interest spreads compared to the prior year period. Non-medical health & other business decreased $2 million, net of income taxes.

     Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the three months ended June 30, 2006 decreased to 1.50% and 1.55% from 2.15% and 2.08%, in the prior year period for the retirement & savings and the group life business, respectively. Management generally expects these spreads to be in the range of 1.35% to 1.50%, and 1.70% to 1.90% for the retirement & savings and the group life business, respectively. Interest rate spreads for the non-medical health & other business are not a significant driver of interest margins. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

     In addition, the three months ended June 30, 2006, includes a charge of $11 million, net of income taxes, associated with costs related to the pending sale of certain small market recordkeeping businesses.

     Partially offsetting the decrease in interest margins and the charge associated with costs related to the pending sale of certain small market recordkeeping businesses is an increase in underwriting of $81 million, net of income taxes, compared to the prior period. This increase is primarily due to favorable results of $69 million and $30 million, both net of income taxes, in the group life and the non-medical health & other businesses, respectively. The results in group life are primarily due to favorable mortality experience in the current period combined with the impact of unfavorable mortality experience in the prior year period. The increase in non-medical health & other business' underwriting results are primarily due to favorable morbidity experience, partially due to policyholder liability refinements in the individual disability insurance ("IDI") and the long-term care ("LTC") products, partially offset by unfavorable underwriting experience in the disability product. Overall, these favorable results were partially offset by a decrease of $18 million, net of income taxes, in retirement & savings' underwriting results, largely due to unfavorable claim experience. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business.

     The remaining decrease in income from continuing operations is largely attributable to higher premiums, fees and other revenue which are more than offset by the remaining increase in operating expenses.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $438 million, or 10%, to $4,962 million for the three months ended June 30, 2006 from $4,524 million for the comparable 2005 period. The acquisition of Travelers contributed $388 million to the period over period increase. Excluding the impact of the Travelers acquisition, such revenues increased by $50 million, or 1%, from the comparable 2005 period. This increase is comprised of higher net investment income of $39 million and growth in premiums, fees and other revenues of $11 million.

     Net investment income increased by $39 million, primarily due to higher income from growth in the asset base driven by sales throughout 2005 and 2006, particularly in the GIC and structured settlement business. In addition, the impact of higher short-term interest rates contributed to the growth compared to the prior year period. These increases are partially offset by a decline in investment income from corporate and real estate joint ventures. Additionally, net investment income declined resulting from lower average yields on fixed maturities, primarily due to the impact from investment turnover.

     In addition, the increase of $11 million in premiums, fees, and other revenues is largely due to an increase in non-medical health & other business of $94 million, primarily due to growth in the dental, disability, and accidental death and dismemberment products of $51 million. In addition, continued growth in the LTC business contributed $36 million. The group life business contributed $48 million, which management primarily attributes to improved sales and favorable persistency. Retirement & savings' premiums, fees and other revenues decreased by $131 million, which is largely due to a decrease in premiums resulting primarily from a decline of $141 million in structured settlements, partially offset by a $7 million increase in pension close-outs. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period.

  Expenses

     Total expenses increased by $228 million, or 6%, to $4,287 million for the three months ended June 30, 2006 from $4,059 million for the comparable 2005 period. The acquisition of Travelers contributed $258 million to the period over period increase. Excluding the impact of the Travelers acquisition, total expenses decreased $30 million, or 1%, from the comparable 2005 period.

     This decrease is comprised of lower policyholder benefits and claims of $190 million, which includes a $96 million benefit related to net investment gains (losses). Offsetting this decrease is an increase of $137 million in interest credited to policyholder account balances and an increase of $23 million in other expenses.

     Excluding the benefit related to net investment gains (losses), policyholder benefits and claims decreased $94 million. Retirement & savings business' policyholder benefits and claims decreased $97 million, predominantly due to the aforementioned decrease in revenue, partially offset by less favorable mortality experience. Group life business decreased $37 million, primarily due to favorable mortality experience in the current period combined with the impact of unfavorable mortality experience in the prior period, partially offset by the aforementioned revenue growth. Partially offsetting these decreases is an increase in non-medical health & other business of $40 million, primarily due to the aforementioned growth in revenue and the impact of higher claim incidence and morbidity experience in the disability product in the current period. Partially offsetting this increase is the impact of favorable morbidity experience in the IDI and LTC products. The favorable morbidity in IDI is largely due to the impact of an establishment of a $25 million liability for future losses in the prior year period. LTC's favorable morbidity experience is primarily due to policyholder liability refinements in both the prior and current period.

     Partially offsetting the decrease in policyholder benefits and claims is an increase of $137 million in interest credited to policyholder account balances. This is largely due to an increase of $108 million and $29 million in the retirement & savings and group life businesses, respectively. The increase in the retirement & savings business is primarily attributable to a combination of growth in policyholder account balances, predominately as a result of growth in GICs, and an increase in short-term interest rates. The increase in the group life business is largely due to growth in revenue, as well as the increase in the short-term interest rates.

     The increase in other expense of $23 million is primarily due to a $17 million charge associated with costs related to the pending sale of certain small market recordkeeping businesses and an increase of $12 million in corporate support expenses, partially offset by a net decrease of $6 million in non-deferrable volume related expenses.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005 -- INSTITUTIONAL

  Income from Continuing Operations

     Income from continuing operations decreased by $346 million, or 45%, to $423 million for the six months ended June 30, 2006 from $769 million for the comparable 2005 period. The acquisition of Travelers contributed $56 million to income from continuing operations, which includes a decline of $102 million, net of income taxes, of net investment gains (losses). Excluding the impact of Travelers, income from continuing operations decreased $402 million, or 52%, from the comparable 2005 period.

     Included in this decrease is a decline of $476 million, net of income taxes, in net investment gains (losses), partially offset by a benefit of $56 million, net of income taxes, resulting from a decrease in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of Travelers and the decline in net investment gains (losses), income from continuing operations increased by $18 million, net of income taxes, from the comparable 2005 period.

     Underwriting results increased by $74 million, net of income taxes, compared to the prior period. This increase is primarily due to favorable results of $61 million and $15 million, both net of income taxes, in the group life and non-medical health & other businesses, respectively. The results in group life are primarily due to favorable mortality experience. Non-medical health & other business' favorable results are primarily due to an improvement in IDI, primarily as a result of the impact of prior year policyholder liability refinements and favorable claim experience in the current period, partially offset by unfavorable results in the disability product. Overall, these favorable results were partially offset by a decrease of $2 million, net of income taxes, in retirement & savings' underwriting results due to unfavorable claim experience. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business.

     Partially offsetting the increase in underwriting is a decline in interest margins of $59 million, net of income taxes, compared to the prior year period, primarily in the group life and retirement & savings businesses. Interest margins for the group life and retirement & savings businesses decreased $36 million and $34 million, both net of income taxes, respectively, primarily due to a decline in net variable items, which includes income from corporate and real estate joint ventures and the impact of a reduction in interest spreads compared to the prior year period. Partially offsetting these decreases is an increase of $11 million, net of income taxes, in the non-medical health & other business, which is largely due to growth in the business. Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads for the six months ended June 30, 2006 decreased to 1.46% and 1.61% from 1.90% and 2.05%, in the prior year period for the retirement & savings and the group life business, respectively. Management generally expects these spreads to be in the range of 1.35% to 1.50%, and 1.70% to 1.90% for the retirement & savings and the group life business, respectively. Interest rate spreads for the non-medical health & other business are not a significant driver of interest margins. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

     In addition, the increase in operating expenses for the six months ended June 30, 2006 includes a charge of $11 million, net of income taxes, associated with costs related to the pending sale of certain small market recordkeeping businesses.

     The remaining increase in income from continuing operations is largely attributable to higher premiums, fees and other revenues which more than offset the remaining increase in operating expenses.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $1,145 million, or 13%, to $10,082 million for the six months ended June 30, 2006 from $8,937 million for the comparable 2005 period. The acquisition of Travelers contributed $797 million to the period over period increase. Excluding the impact of the Travelers acquisition, such revenues increased by $348 million, or 4%, from the comparable 2005 period. This increase is comprised of higher net investment income of $219 million and growth in premiums, fees and other revenues of $129 million.

     Net investment income increased by $219 million, primarily due to higher income from growth in the asset base driven by sales throughout 2005 and 2006, particularly in the GIC and structured settlement business. In addition, the impact of higher short-term interest rates contributed to the growth compared to the prior year period. These increases are partially offset by a decline in investment income from corporate and real estate joint ventures. Additionally, net investment income declined resulting from lower average yields on fixed maturities, primarily due to the impact from investment turnover.

     The increase of $129 million in premiums, fees, and other revenues is largely due to an increase in the group life business of $239 million, which management primarily attributes to improved sales and favorable persistency, as well as a significant increase in premiums from two large customers. The non-medical health & other business contributed $215 million, primarily due to growth in the dental, disability and accidental death and dismemberment products of $126 million. In addition, continued growth in the LTC business contributed $76 million. Partially offsetting these increases is a decline in retirement & savings' premiums, fees and other revenues of $325 million, resulting primarily from declines of $189 million and $185 million in pension close-outs and structured settlements, respectively, predominately due to the impact of lower sales, partially offset by a $46 million increase in master terminal funding premiums. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period.

  Expenses

     Total expenses increased by $792 million, or 10%, to $8,773 million for the six months ended June 30, 2006 from $7,981 million for the comparable 2005 period. The acquisition of Travelers contributed $551 million to the period over period increase. Excluding the impact of the Travelers acquisition, total expenses increased $241 million, or 3%, from the comparable 2005 period.

     The increase is comprised of higher interest credited to policyholder account balances of $262 million and higher operating expenses of $39 million, partially offset by a decrease to policyholder benefits and claims of $60 million. The increase in interest credited to policyholder account balances is primarily attributable to increases of $208 million and $54 million in the retirement & savings and group life businesses, respectively. The increase in the retirement & savings business is primarily due to a combination of growth in policyholder account balances, predominately as a result of growth in GICs and an increase in short-term interest rates. The increase in the group life business is largely due to growth in the business as well as an increase in the short-term interest rates.

     The increase in other expenses of $39 million is primarily due to an increase of $22 million in non-deferrable volume related expenses and a $17 million charge associated with costs related to the pending sale of certain small market recordkeeping businesses. Corporate support expenses were level period over period, however, the first three months of the current period includes an $11 million increase in expenses related to stock-based compensation.

     Offsetting the increases in interest credited to policyholder account balances and other expenses is a decline in policyholder benefits and claims of $60 million, which includes a benefit of $88 million related to net investment gains (losses). Excluding the benefit related to net investment gains (losses), policyholder benefits and claims increased $28 million. Non-medical health & other business' policyholder benefits and claims increased $174 million, predominately due to the aforementioned revenue growth and unfavorable results in the disability product, primarily due to the impact of higher claim incidence and morbidity experience in the current period. Partially offsetting this increase is favorable morbidity experience in IDI, primarily due to the impact of an establishment of a $25 million liability for future losses in the prior year period. Group life's policyholder benefits and claims increased $157 million, largely due to the aforementioned growth in revenue, partially offset by favorable mortality experience. Partially offsetting these increases is a decline in retirement & savings business' policyholder benefits and claims of $303 million, which is predominantly due to the aforementioned decrease in revenues.

INDIVIDUAL

     The following table presents consolidated financial information for the Individual segment for the periods indicated:

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   -----------------
                                                     2006       2005      2006      2005
                                                    -------    -------   -------   -------
                                                                (IN MILLIONS)
REVENUES
Premiums..........................................  $1,102     $1,061    $2,184    $2,085
Universal life and investment-type product policy
  fees............................................     790        501     1,580       980
Net investment income.............................   1,689      1,565     3,430     3,089
Other revenues....................................     135        105       260       217
Net investment gains (losses).....................    (287)       180      (550)      232
                                                    ------     ------    ------    ------
  Total revenues..................................   3,429      3,412     6,904     6,603
                                                    ------     ------    ------    ------
EXPENSES
Policyholder benefits and claims..................   1,359      1,347     2,624     2,548
Interest credited to policyholder account
  balances........................................     518        395       994       787
Policyholder dividends............................     422        418       841       831
Other expenses....................................     816        697     1,667     1,345
                                                    ------     ------    ------    ------
  Total expenses..................................   3,115      2,857     6,126     5,511
                                                    ------     ------    ------    ------
Income from continuing operations before provision
  for income taxes................................     314        555       778     1,092
Provision for income taxes........................     106        181       265       365
                                                    ------     ------    ------    ------
Income from continuing operations.................     208        374       513       727
Income (loss) from discontinued operations, net of
  income taxes....................................      --        208        (1)      222
                                                    ------     ------    ------    ------
Net income........................................  $  208     $  582    $  512    $  949
                                                    ======     ======    ======    ======

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005 -- INDIVIDUAL

  Income from Continuing Operations

     Income from continuing operations decreased by $166 million, or 44%, to $208 million for the three months ended June 30, 2006 from $374 million for the comparable 2005 period. The acquisition of Travelers contributed $43 million to income from continuing operations, which includes $42 million, net of income taxes, of net investment losses. Included in the Travelers results is a $21 million increase to the excess mortality liability on specific blocks of life policies. Excluding the impact of Travelers, income from continuing operations decreased by $209 million, or 56%, to $165 million for the three months ended June 30, 2006 from $374 million for the comparable 2005 period. Included in this decrease are net investment losses of $267 million, net of income taxes. Excluding the impact of net investment gains (losses) and the acquisition of Travelers, income from continuing operations increased by $58 million from the comparable 2005 period.

     Lower DAC amortization resulting from investment losses and adjustments for management's update of assumptions used to determine estimated gross margins contributed $56 million, net of income taxes, to the increase in income from continuing operations.

     Fee income from separate account products increased income from continuing operations by $34 million, net of income taxes, primarily related to fees being earned on a higher account balance resulting from a combination of growth in the business and overall market performance.

     The decrease in the closed-block related policyholder dividend obligation of $30 million, net of income taxes, also contributed to the increase in income from continuing operations.

     Favorable underwriting results in life products contributed $25 million, net of income taxes, to the increase in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and as a result can fluctuate from period to period.

     Also contributing to the increase in income from continuing operations are lower annuity benefits of $7 million, net of income taxes, primarily due to a revision to future policyholder benefits partially offset by increased costs of the guaranteed annuity benefit riders and the related hedging.

     These aforementioned increases in income from continuing operations are partially offset by lower net investment income on blocks of business that are not driven by interest rate spreads of $32 million, net of income taxes.

     In addition, the increase in income from continuing operations is partially offset by declines in interest margins of $30 million, net of income taxes. Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

     The increase in income from continuing operations is partially offset by higher expenses of $21 million, net of income taxes, due to higher general spending partially offset by a reduction in pension and post-retirement liabilities in the current period, partially offset by an increase in certain premium tax liabilities and expense liabilities in the prior period.

     In addition, offsetting the increase in income from continuing operations, is an increase in policyholder dividends of $3 million, net of income taxes, due to growth in the business.

     The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $484 million, or 15%, to $3,716 million for the three months ended June 30, 2006 from $3,232 million for the comparable 2005 period. The acquisition of Travelers contributed $501 million to the period over period increase. Excluding the impact of Travelers, such revenues decreased by $17 million, or 1%, from the comparable 2005 period.

     Net investment income decreased by $95 million resulting from lower variable income including corporate and real estate joint venture income, bond and commercial mortgage prepayment fees and securities lending, as well as a decline in fixed maturity yields on a larger asset base.

     Offsetting this decrease are higher universal life and investment type product policy fees combined with other revenues of $66 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on investment performance.

     Also contributing to this offset is an increase of $12 million in premiums associated with an increase of $39 million in other life and annuity products, partially offset by a $27 million expected decline in premiums associated with the Company's closed block of business.

  Expenses

     Total expenses increased by $258 million, or 9%, to $3,115 million for the three months ended June 30, 2006 from $2,857 million for the comparable 2005 period. The acquisition of Travelers contributed $374 million to the period over period increase. Included in the Travelers results is a $33 million increase to the excess mortality liability on specific blocks of life policies. Excluding the impact of Travelers, total expenses decreased by $116 million, or 4%, from the comparable 2005 period.

     Policyholder benefits decreased by $65 million primarily due to a reduction in the closed block-related policyholder dividend obligation of $45 million driven by higher net investment losses, and lower net investment income. Additionally, favorable mortality in the life products contributed $22 million to the decrease in policyholder benefits. In addition, annuity policyholder benefits declined by $10 million due to a revision to future policyholder benefits partially offset by increased costs of the guaranteed annuity benefit riders and the related hedging. Partially offsetting these decreases is an increase in policyholder benefits, commensurate with the increase in premiums of $39 million from annuity and other life products partially offset by a decline commensurate with the decline in premiums in the Company's closed-block of business of $27 million.

     Lower other expenses of $54 million include lower DAC amortization of $85 million resulting from net investment losses and adjustments for management's update of assumptions used to determine estimated gross margins. Partially offsetting this decrease is an increase in other expenses, excluding DAC amortization, of $31 million primarily due to higher general spending in connection with technology, postage and travel expenses partially offset by a reduction in pension and postretirement liabilities in the current period and an increase in premium tax liabilities and certain expense liabilities in the prior period.

     Partially offsetting these decreases in total expenses is a $4 million increase in policyholder dividends associated with growth in the business.

     Interest credited to policyholder account balances decreased slightly due to lower general account liabilities, partially offset by higher crediting rates.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005 -- INDIVIDUAL

  Income from Continuing Operations

     Income from continuing operations decreased by $214 million, or 29%, to $513 million for the six months ended June 30, 2006 from $727 million for the comparable 2005 period. The acquisition of Travelers contributed $112 million to income from continuing operations, which includes $88 million, net of income taxes, of net investment losses. Included in the Travelers results is a $21 million increase to the excess mortality liability on specific blocks of life policies. Excluding the impact of Travelers, income from continuing operations decreased by $326 million, or 45%, to $401 million for the six months ended June 30, 2006 from $727 million for the comparable 2005 period. Included in this decrease are net investment losses of $428 million, net of income taxes. Excluding the impact of net investment gains (losses) and the acquisition of Travelers, income from continuing operations increased by $102 million from the comparable 2005 period.

     Fee income from separate account products increased income from continuing operations by $69 million, net of income taxes, primarily related to fees being earned on a higher account balance resulting from a combination of growth in the business and overall market performance.

     The decrease in the closed-block related policyholder dividend obligation of $60 million, net of income taxes, also contributed to the increase in income from continuing operations.

     Lower DAC amortization resulting from investment losses and adjustments for management's update of assumptions used to determine estimated gross margins contributed $53 million, net of income taxes, to the increase in income from continuing operations.

     Favorable underwriting results in life products contributed $42 million, net of income taxes, to the increase in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and as a result can fluctuate from period to period.

     These aforementioned increases in income from continuing operations are partially offset by lower net investment income on blocks of business that are not driven by interest rate spreads of $34 million, net of income taxes.

     The increase in income from continuing operations is partially offset by higher expenses of $36 million, net of income taxes, due to higher general spending and the net impact of revisions to pension and postretirement liabilities and policy holder liabilities in the current period, partially offset by revisions to certain premium tax liabilities and commissions expense liabilities in the prior period.

     In addition, the increase in income from continuing operations is partially offset by a decline in interest rate spreads of $25 million, net of income taxes. Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

     Also offsetting the increase in income from continuing operations, are higher annuity benefits of $16 million, net of income taxes, primarily due to the costs of the guaranteed annuity benefit riders and the related hedging.

     In addition, offsetting the increase in income from continuing operations, is an increase in policyholder dividends of $7 million, net of income taxes, due to growth in the business.

     The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $1,083 million, or 17%, to $7,454 million for the six months ended June 30, 2006 from $6,371 million for the comparable 2005 period. The acquisition of Travelers contributed $1,009 million to the period over period increase. Excluding the impact of Travelers, such revenues increased by $74 million, or 1%, from the comparable 2005 period.

     This increase includes higher universal life and investment type product policy fees combined with other revenues of $135 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

     In addition, premiums increased $30 million of which management attributes higher premiums of $13 million to the active marketing of income annuity products. Although premiums associated with the Company's closed-block of business continue to decline, as expected, by $48 million, this decline was more than offset by a $65 million increase in premiums from other life products due to growth in the business.

     Net investment income decreased by $91 million primarily resulting from lower variable income including real estate and corporate joint venture income, bond and commercial mortgage prepayment fees and securities lending, as well as a decline in the fixed maturity yield on a larger asset base.

  Expenses

     Total expenses increased by $615 million, or 11%, to $6,126 million for the six months ended June 30, 2006 from $5,511 million for the comparable 2005 period. The acquisition of Travelers contributed $706 million to the period over period increase. Included in the Travelers results is a $33 million increase to the excess mortality liability on specific blocks of life policies. Excluding the impact of Travelers, total expenses decreased by $91 million, or 2%, from the comparable 2005 period.

     Policyholder benefits decreased by $72 million primarily due to a reduction in the closed block-related policyholder dividend obligation of $91 million driven by higher net investment losses, and lower net investment income. Additionally, favorable mortality in the life products contributed $23 million to the decrease in policyholder benefits. Also decreasing policyholder benefits is $10 million due to a revision to the estimates of certain claim liabilities in the life products. Partially offsetting these decreases in policyholder benefits is an increase in annuity benefits of $38 million primarily due to the costs of the guaranteed annuity benefit riders and the related hedging and the increase in future policyholder benefits associated with income annuity premium growth discussed above. Partially offsetting these decreases in policyholder benefits, policyholder benefits increased commensurate with the increase in premiums of $65 million from other life products partially offset by a decline commensurate with the decline in premiums in the Company's closed-block of business of $48 million.

     Lower other expenses of $27 million include lower DAC amortization of $81 million resulting from investment losses and adjustments for management's update of assumptions used to determine estimated gross margins. Partially offsetting this decrease is an increase in other expenses, excluding DAC amortization, of $54 million primarily due to higher general spending in connection with technology, postage and travel expenses, partially offset by a reduction in pension and postretirement and policyholder liabilities in the current period and an increase in premium tax liabilities and certain expense liabilities in the prior period.

     Partially offsetting these decreases in total expenses is a $10 million increase in policyholder dividends associated with growth in the business.

     Interest credited to policyholder account balances decreased slightly due to lower general account liabilities partially offset by higher crediting rates.

AUTO & HOME

     The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                     2006         2005     2006      2005
                                                    ------       ------   -------   -------
                                                                 (IN MILLIONS)
REVENUES
Premiums..........................................   $726         $738    $1,450    $1,466
Net investment income.............................     42           46        87        89
Other revenues....................................      8            8        15        17
Net investment gains (losses).....................     (4)          (4)       (3)       (4)
                                                     ----         ----    ------    ------
  Total revenues..................................    772          788     1,549     1,568
                                                     ----         ----    ------    ------
EXPENSES
Policyholder benefits and claims..................    431          446       883       924
Policyholder dividends............................      1            2         2         2
Other expenses....................................    211          204       412       403
                                                     ----         ----    ------    ------
  Total expenses..................................    643          652     1,297     1,329
                                                     ----         ----    ------    ------
Income before provision for income taxes..........    129          136       252       239
Provision for income taxes........................     30           38        62        65
                                                     ----         ----    ------    ------
Net income........................................   $ 99         $ 98    $  190    $  174
                                                     ====         ====    ======    ======

     Auto & Home, operating through MPC and its subsidiaries, offers personal lines property and casualty insurance directly to employees at their employer's worksite, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto insurance and homeowners insurance.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005 -- AUTO & HOME

  Net Income

     Net income increased by $1 million, or 1%, to $99 million for the three months ended June 30, 2006 from $98 million for the comparable 2005 period.

     The increase in net income is primarily attributable to favorable development of prior year loss reserves which contributed $16 million, net of income taxes, and a reduction in loss adjustment expenses which contributed $10 million, net of income taxes. These increases were offset by higher catastrophe losses in the second quarter of 2006, resulting in a decrease to net income of $10 million, net of income taxes.

     Also impacting net income is a decrease in net earned premiums of $8 million, net of income taxes, resulting primarily from an increase of $5 million, net of income taxes, in catastrophe reinsurance costs, and a reduction of $5 million, net of income taxes, in involuntary assumed business. In addition, net income decreased due to an increase in other expenses of $5 million, net of income taxes, and a decrease in net investment income of $3 million, net of income taxes, partially offset by a decrease of $1 million in policyholder dividends, net of income taxes.

  Revenues

     Total revenues, excluding net investment gains (losses), decreased by $16 million, or 2%, to $776 million for the three months ended June 30, 2006 from $792 million for the comparable 2005 period.

     The decrease in total revenues is primarily due to a $12 million decrease in earned premiums resulting from $6 million in additional catastrophe reinsurance costs and a decrease of $6 million in involuntary assumed business, mainly associated with the Massachusetts involuntary market.

     Net investment income decreased by $4 million primarily due to a $6 million decrease in net investment income related to a realignment of economic capital, partially offset by higher income as a result of a slightly higher asset base.

  Expenses

     Total expenses decreased by $9 million, or 1%, to $643 million for the three months ended June 30, 2006 from $652 million for the comparable 2005 period.

     The decrease in total expenses is primarily due to an increase of $20 million in favorable development of prior year losses and a $13 million decrease in unallocated loss expenses. These decreases were partially offset by a $14 million increase in catastrophe losses and a $3 million increase in claims from additional exposure. Improvements in claim frequencies were essentially offset by higher claim severity. In addition, expenses increased by $7 million primarily due to expenditures related to information technology and advertising, partially offset by a $1 million decrease in policyholder dividends.

     Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended June 30, 2006, as the combined ratio, excluding catastrophes, decreased to 84.5% from 86.4% in the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005 -- AUTO & HOME

  Net Income

     Net income increased by $16 million, or 9%, to $190 million for the six months ended June 30, 2006 from $174 million for the comparable 2005 period.

     The increase in net income is primarily attributable to favorable development of prior year loss reserves which contributed $24 million, net of income taxes, a reduction in loss adjustment expenses which contributed $16 million, net of income taxes, and an $11 million decline in non-catastrophe losses, net of income taxes. These increases were partially offset by higher catastrophe losses in the first six months of 2006 resulting in a decrease to net income of $16 million, net of income taxes.

     Also impacting net income is a decrease in net earned premiums of $11 million, net of income taxes, resulting primarily from an increase of $6 million, net of income taxes, in catastrophe reinsurance costs, and a $6 million, net of income taxes, reduction in involuntary assumed business. In addition, net income decreased due to an increase in other expenses of $7 million, net of income taxes, and decreases in net investment income of $1 million, net of income taxes, net investment losses of $1 million, net of income taxes, and other revenue of $1 million, net of income taxes.

  Revenues

     Total revenues, excluding net investment gains (losses), decreased by $20 million, or 1%, to $1,552 million for the six months ended June 30, 2006 from $1,572 million for the comparable 2005 period.

     The decrease in total revenues is primarily due to a $16 million decrease in earned premium resulting from $8 million in additional catastrophe reinsurance costs and an $8 million decrease in involuntary assumed business, mainly associated with the Massachusetts involuntary market.

     Net investment income decreased by $2 million primarily due to a $7 million decrease in net investment income related to a realignment of economic capital, partially offset by higher income as a result of a slightly higher asset base. In addition, other revenues decreased by $2 million as a result of lower revenues associated with a funded reinsurance contract.

  Expenses

     Total expenses decreased by $32 million, or 2%, to $1,297 million for the six months ended June 30, 2006 from $1,329 million for the comparable 2005 period.

     The decrease in total expenses is primarily due to an increase of $30 million in favorable development of prior year losses, an $18 million decrease in unallocated loss expenses and a $15 million decrease in non-catastrophe losses primarily due to lower claims frequencies, partially offset by higher claims severities and a slight increase in claims from additional exposure. These decreases were partially offset by $22 million in additional catastrophe losses. In addition, expenses increased by $9 million primarily due to expenditures related to information technology and advertising.

     Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the six months ended June 30, 2006, as the combined ratio, excluding catastrophes, decreased to 85.6% from 88.5% in the six months ended June 30, 2005.

INTERNATIONAL

     The following table presents consolidated financial information for the International segment for the periods indicated:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   ------------------   ------------------
                                                    2006        2005     2006      2005
                                                   -------      -----   ------   ---------
                                                                (IN MILLIONS)
REVENUES
Premiums.........................................  $  676       $470    $1,307    $  936
Universal life and investment-type product policy
  fees...........................................     194        125       378       244
Net investment income............................     238        195       473       344
Other revenues...................................       4         (1)        8         2
Net investment gains (losses)....................      13          7        33         7
                                                   ------       ----    ------    ------
  Total revenues.................................   1,125        796     2,199     1,533
                                                   ------       ----    ------    ------
EXPENSES
Policyholder benefits and claims.................     550        484     1,053       878
Interest credited to policyholder account
  balances.......................................      86         55       173       102
Policyholder dividends...........................       1         --         3         2
Other expenses...................................     346        192       673       367
                                                   ------       ----    ------    ------
  Total expenses.................................     983        731     1,902     1,349
                                                   ------       ----    ------    ------
Income from continuing operations before
  provision for income taxes.....................     142         65       297       184
Provision for income taxes.......................      41         19        92        61
                                                   ------       ----    ------    ------
Income from continuing operations................     101         46       205       123
Loss from discontinued operations, net of income
  taxes..........................................      --         (1)       --        (2)
                                                   ------       ----    ------    ------
Net income.......................................  $  101       $ 45    $  205    $  121
                                                   ======       ====    ======    ======

     International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America region, the Asia Pacific region and Europe.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005 -- INTERNATIONAL

  Income from Continuing Operations

     Income from continuing operations increased by $55 million, or 120%, to $101 million for the three months ended June 30, 2006 from $46 million for the comparable 2005 period. The acquisition of Travelers contributed $20 million to income from continuing operations, which includes $11 million, net of income taxes, of net investment gains. Included in the Travelers results is an increase to policyholder benefits and claims of $10 million, net of income taxes, resulting from the increase in policyholder liabilities due to higher than expected mortality in Brazil on specific blocks of business written in the Travelers entity since the acquisition, and consistent with the increase on the existing MetLife entities as described more fully below. Excluding the impact of Travelers, income from operations increased by $35 million, or 76%, over the comparable 2005 period. This increase includes the impact of net investment losses of $6 million, net of income taxes. Excluding the impact of Travelers and of net investment gains (losses), income from continuing operations increased $41 million from the comparable 2005 period.

     Mexico's income from continuing operations increased by $66 million, net of income taxes, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment gains on invested assets supporting those liabilities during the quarter, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, lower DAC amortization resulting from management's update of assumptions used to determine estimated gross profits, as well as the unfavorable impact in the prior year of contingent liabilities that were established related to potential employment matters in that year. South Korea's income from continuing operations increased by $11 million, net of income taxes, primarily due to continued growth of the in-force business.

     Partially offsetting these increases in income from continuing operations is a decrease in Brazil of $8 million, net of income taxes, primarily due to a $10 million, net of income taxes, increase to policyholder benefits and claims related to an increase in policyholder liabilities on specific blocks of business in the Brazilian operations. This increase is due to significantly higher than expected mortality experience, of which a total of $20 million, net of income taxes, of additional liabilities were recorded, $10 million, net of income taxes, of which is associated with the acquired Travelers' business written since the acquisition, and $10 million, net of income taxes, of which is related to existing MetLife entities. Also decreasing income from continuing operations was a reduction of investment income in Canada of $10 million, net of income taxes, primarily due to the realignment of economic capital. The home office recorded higher infrastructure expenditures in support of segment growth of $15 million, net of income taxes. The remainder of the increase in income from continuing operations can be attributed to contributions from the other countries.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $323 million, or 41%, to $1,112 million for the three months ended June 30, 2006 from $789 million for the comparable 2005 period. The acquisition of Travelers contributed $209 million to the period over period increase. Excluding the impact of Travelers, such revenues increased by $114 million, or 14%, over the comparable 2005 period.

     Premiums, fees, and other revenues increased by $118 million, or 20%, to $712 million for the three months ended June 30, 2006 from $594 million for the comparable 2005 period. Mexico's premiums, fees, and other revenues increased by $35 million, primarily due to growth in the institutional business as well as higher fees and growth in its universal life and pension businesses. South Korea's premiums, fees and other revenues increased by $35 million primarily due to increased sales in its variable universal life business. Chile's premiums, fees, and other revenues increased by $28 million, primarily due to higher annuity premiums resulting from a more favorable pricing environment, as well as an increase in institutional premiums through its bank distribution channel. Premiums, fees, and other revenues increased in Brazil and Taiwan by $16 million and $3 million, respectively, primarily due to continued growth in the business.

     Net investment income decreased by $4 million, or 2%, to $191 million for the three months ended June 30, 2006 from $195 million for the comparable 2005 period. Net investment income in Canada decreased by $14 million due to the realignment of economic capital. Net investment income decreased in Mexico by $3 million due to lower average investment yields and lower inflation rates, largely offset by increases in invested assets. The invested asset valuations and returns on these invested assets are linked to inflation rates in most of the Latin America countries in which the Company conducts business. These decreases were partially offset by increases in net investment income in South Korea, Brazil, and Taiwan of $6 million, $2 million and $1 million, respectively, primarily due to increases in invested assets. Net investment income in Chile increased by $5 million due completely to the favorable impact of foreign exchange rates.

     The remainder of the change in such revenues, can be attributed to contributions from other countries. Changes in foreign currency exchange rates had a favorable impact of $25 million on total revenues, excluding net investment gains (losses).

  Expenses

     Total expenses increased by $252 million, or 34%, to $983 million for the three months ended June 30, 2006 from $731 million for the comparable 2005 period. The acquisition of Travelers contributed $201 million to the period over period increase. Excluding the impact of Travelers, total expenses increased by $51 million, or 7%, over the comparable 2005 period.

     Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $13 million, or 2%, to $552 million for the three months ended June 30, 2006 from $539 million for the comparable 2005 period. Brazil's policyholder benefits and claims increased by $20 million primarily due to an increase in policyholder liabilities on specific blocks of business in the Brazilian operations as discussed above. Chile, South Korea and Taiwan's policyholder benefits and claims, policyholder dividends and interest credited to policyholders accounts increased by $27 million, $7 million and $3 million, respectively, commensurate with the revenue growth discussed above. Policyholder benefits and claims, policyholder dividends and interest credited to policyholders accounts in Mexico decreased by $75 million, primarily due to a decrease in certain policyholder liabilities of $65 million caused by a decrease in the unrealized investment gains on the invested assets supporting those liabilities, as well as a $10 million benefit from a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder. Partially offsetting this decrease in Mexico is an increase in other policyholder benefits and claims of $19 million and in interest credited to policyholders account balances of $10 million commensurate with the growth in business discussed above.

     Other expenses increased by $38 million, or 20%, to $230 million for the three months ended June 30, 2006 from $192 million for the comparable 2005 period. South Korea's other expenses increased by $22 million, primarily due to an increase in the amortization of DAC and additional overhead expenses, both of which are due to the growth in business. Brazil and Taiwan's other expenses increased by $4 million and $3 million, respectively, primarily due to the growth in business discussed above. Chile's other expenses increased by $4 million, primarily due to increased commissions associated with its institutional business. Other expenses associated with the home office increased by $22 million primarily due to an increase in expenditures for information technology projects, growth initiatives projects, and integration costs as well as an increase in compensation resulting from an increase in headcount from the comparable 2005 period. Mexico's other expenses decreased by $13 million, primarily due to lower DAC amortization resulting from management's update of assumptions used to determine estimated gross profits and the prior period unfavorable impact of contingent liabilities that were established related to potential employment matters, partially offset by an increase in commissions commensurate with the revenue growth discussed above.

     The remainder of the change in total expenses can be attributed to contributions from other countries. Changes in foreign currency exchange rates account for $25 million of the increase in total expenses.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005 -- INTERNATIONAL

  Income from Continuing Operations

     Income from continuing operations increased by $82 million, or 67%, to $205 million for the six months ended June 30, 2006 from $123 million for the comparable 2005 period. The acquisition of Travelers contributed $38 million to income from continuing operations, which includes $18 million, net of income taxes, of net investment gains. Included in the Travelers results is an increase to policyholder benefits and claims of $10 million, net of income taxes, resulting from the increase in policyholder liabilities due to higher than expected mortality in Brazil on specific blocks of business written in the Travelers entity since the acquisition, and consistent with the increase on the existing MetLife entities as described more fully below. Excluding the impact of Travelers, income from operations increased by $44 million, or 36%, over the comparable 2005 period.

     Mexico's income from continuing operations increased by $79 million, net of income taxes, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment gains on invested assets supporting those liabilities during the quarter, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, lower DAC amortization resulting from management's update of assumptions used to determine estimated gross profits, as well as the unfavorable impact in the prior year of contingent liabilities that were established related to potential employment matters in that year. South Korea's income from continuing operations increased by $22 million, net of income taxes, primarily due to continued growth of the in-force business.

     Partially offsetting these increases in income from continuing operations was a decrease in Canada of $20 million, net of income taxes, primarily due to the realignment of economic capital, and a decrease in Brazil of $8 million, net of income taxes, primarily due to a $10 million, net of income taxes, increase to policyholder benefits and claims related to an increase in future policyholder benefit liabilities on specific blocks of business in the Brazilian operations. This increase is due to significantly higher than expected mortality experience, of which a total of $20 million, net of income taxes, of additional liabilities were recorded, $10 million, net of income taxes, of which is associated with the acquired Travelers' business written since the acquisition, and $10 million, net of income taxes, of which is related to existing MetLife entities. The home office recorded higher infrastructure expenditures in support of segment growth of $27 million, net of income taxes. The remainder of the increase in income from continuing operations can be attributed to contributions from other countries. Changes in foreign currency rates account for $7 million of the increase in income from continuing operations.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $640 million, or 42%, to $2,166 million for the six months ended June 30, 2006 from $1,526 million for the comparable 2005 period. The acquisition of Travelers contributed $413 million to the period over period increase. Excluding the impact of Travelers, such revenues increased by $227 million, or 15%, over the comparable 2005 period.

     Premiums, fees, and other revenues increased by $211 million, or 18%, to $1,393 million for the six months ended June 30, 2006 from $1,182 million for the comparable 2005 period. Mexico's premiums, fees, and other revenues increased by $78 million, primarily due to growth in the institutional business as well as higher fees and growth in its universal life and pension businesses. South Korea's premiums, fees and other revenues increased by $72 million primarily due to increased sales in its variable universal life business. Premiums, fees, and other revenues increased in Brazil and Taiwan by $27 million and $11 million, respectively, primarily due to continued growth in the business. Chile's premiums, fees, and other revenues increased by $18 million, primarily due to an increase in institutional premiums through its bank distribution channel, partially offset by lower annuity sales in the first quarter resulting from management's decision not to match aggressive pricing in the marketplace.

     Net investment income increased by $16 million, or 5%, to $360 million for the six months ended June 30, 2006 from $344 million for the comparable 2005 period. Net investment income in Chile increased by $15 million due to higher inflation rates, increases in invested assets and the favorable impact of foreign exchange rates. Net investment income in Mexico increased by $13 million due to increases in invested assets and higher inflation rates, partially offset by lower average investment yields. The invested asset valuations and returns on these invested assets are linked to inflation rates in most of the Latin America countries in which the Company conducts business. South Korea, Brazil, and Taiwan's net investment income increased by $11 million, $3 million and $3 million, respectively, primarily due to increases in invested assets. These increases in net investment income were partially offset by a decrease of $33 million in Canada due to the realignment of economic capital.

     The remainder of the change in such revenues, can be attributed to contributions from other countries. Changes in foreign currency exchange rates had a favorable impact of $74 million on total revenues, excluding net investment gains (losses).

  Expenses

     Total expenses increased by $553 million, or 41%, to $1,902 million for the six months ended June 30, 2006 from $1,349 million for the comparable 2005 period. The acquisition of Travelers contributed $388 million to the period over period increase. Excluding the impact of Travelers, total expenses increased by $165 million, or 12%, over the comparable 2005 period.

     Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $72 million, or 7%, to $1,054 million for the six months ended June 30, 2006 from $982 million for the comparable 2005 period. Brazil's policyholder benefits and claims increased by $32 million primarily due to an increase in policyholder liability on specific blocks of business in the Brazilian operations as discussed above, as well as the business growth discussed above. South Korea, Chile and Taiwan's policyholder benefits and claims, policyholder dividends and interest credited to policyholders accounts increased by $24 million, $23 million and $12 million, respectively, commensurate with the revenue growth discussed above. Policyholder benefits and claims, policyholder dividends and interest credited to policyholders accounts in Mexico decreased by $84 million, primarily due to a decrease in certain policyholder liabilities of $74 million caused by a decrease in the unrealized investment gains on the invested assets supporting those liabilities as well as a $10 million benefit from a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder. Partially offsetting this decrease in Mexico is an increase in other policyholder benefits and claims of $41 million and in interest credited to policyholders account balances of $25 million commensurate with the growth in business discussed above.

     Other expenses increased by $93 million, or 25%, to $460 million for the six months ended June 30, 2006 from $367 million for the comparable 2005 period. South Korea's other expenses increased by $32 million, primarily due to an increase in the amortization of DAC and additional overhead expenses, both of which are due to the growth in business. Brazil and Taiwan's other expenses increased by $10 million and $4 million, respectively, primarily due to the growth in business discussed above. Chile's other expenses increased by $8 million, primarily due to increased commissions associated with its institutional business. Other expenses associated with the home office increased by $43 million primarily due to an increase in expenditures for information technology projects, growth initiatives projects, and integration costs as well as an increase in compensation resulting from an increase in headcount from the comparable 2005 period. Mexico's other expenses were unchanged from the prior year period, primarily due to an increase in commissions commensurate with the revenue growth discussed above as well as an increase in its litigation liabilities and additional expenses associated with the start of the Mexican Pension Business ("AFORE"), offset by lower DAC amortization resulting from management's update of assumptions used to determine estimated gross profits and the prior period unfavorable impact of contingent liabilities that were established related to potential employment matters.

     The remainder of the change in total expenses can be attributed to contributions from other countries. Changes in foreign currency exchange rates account for $67 million of the increase in total expenses.

REINSURANCE

     The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   -----------------
                                                     2006       2005      2006      2005
                                                    -------    -------   -------   -------
                                                                (IN MILLIONS)
REVENUES
Premiums..........................................  $1,078     $  928    $2,071    $1,831
Universal life and investment-type product policy
  fees............................................      --          2        --         2
Net investment income.............................     155        137       330       287
Other revenues....................................      13         21        28        32
Net investment gains (losses).....................     (14)        (7)       (7)       21
                                                    ------     ------    ------    ------
  Total revenues..................................   1,232      1,081     2,422     2,173
                                                    ------     ------    ------    ------
EXPENSES
Policyholder benefits and claims..................     871        828     1,684     1,567
Interest credited to policyholder account
  balances........................................      48         43       111        99
Other expenses....................................     271        204       546       457
                                                    ------     ------    ------    ------
  Total expenses..................................   1,190      1,075     2,341     2,123
                                                    ------     ------    ------    ------
Income before provision for income taxes..........      42          6        81        50
Provision (benefit) for income taxes..............      15         (1)       28        14
                                                    ------     ------    ------    ------
Net income........................................  $   27     $    7    $   53    $   36
                                                    ======     ======    ======    ======

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005 -- REINSURANCE

  Net Income

     Net income increased by $20 million, or 286%, to $27 million for the three months ended June 30, 2006 from $7 million for the comparable 2005 period. The 2005 period includes an $8 million charge, net of income taxes and minority interest, related to an increase in the liabilities associated with the Argentine pension business. Excluding the impact of this item, net income increased by $12 million for the three months ended June 30, 2006 from the comparable 2005 period.

     The increase in net income is attributable to a 16% increase in premiums while policyholder benefits and claims increased 5%, adding approximately $69 million, net of income taxes, to net income, and an increase in net investment income, net of the increase in interest credited to policyholder account balances of $8 million, net of income taxes. The increases in premiums and policyholder benefits and claims are primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations.

     The increase in policyholder benefits and claims is partially offset by unfavorable mortality in the prior-year period. Net investment income growth, net of interest credited is due to growth in the invested asset base. These increases in net income were partially offset by a $43 million increase in other expenses, a $5 million decrease in other revenues, and a $5 million decrease in net investment gains (losses), all net of income taxes. The remaining offset is related to a change in the effective tax rates. The increase in other expenses is primarily related to minority interest expense, expenses associated with DAC, interest expense associated with

RGA's issuance of $400 million of junior subordinated notes in December 2005, and equity compensation expense. The decrease in other revenues is primarily related to currency transaction gains in the prior-year period.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $158 million, or 15%, to $1,246 million for the three months ended June 30, 2006 from $1,088 million for the comparable 2005 period.

     The increase in such revenues is primarily associated with growth in new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $88 million; Asia Pacific, which contributed $24 million; Canada, which contributed $20 million; and Europe and South Africa, which contributed $13 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and as a result, can fluctuate from period to period.

     Net investment income increased $18 million, primarily due to growth in the invested asset base from positive operating cash inflows, additional deposits associated with the coinsurance of annuity products, and net proceeds from RGA's $400 million junior subordinated notes offering in December 2005, partially offset by a decrease in net investment income related to a realignment of economic capital. Investment yields were down in the comparable periods, primarily due to market performance on funds withheld portfolios.

     Partially offsetting the increases in total revenues, excluding net investment gains (losses), is a decrease in other revenues of $8 million primarily due to foreign currency transaction gains in the prior-year period.

     Additionally, a component of the total revenues, excluding net investment gains (losses), increase is an $8 million increase associated with foreign currency exchange rate movements.

  Expenses

     Total expenses increased by $115 million, or 11%, to $1,190 million for the three months ended June 30, 2006 from $1,075 million for the comparable 2005 period.

     This increase is commensurate with the growth in revenues and is primarily attributable to an increase of $43 million in policyholder benefits and claims, primarily associated with a growth in insurance in-force of approximately $270 billion and a $5 million increase in interest credited, which is generally offset by a corresponding increase in net investment income. The increase in policyholder benefits and claims is partially offset by unfavorable mortality experience in the U.S. and United Kingdom and a $24 million increase in the liabilities associated with the Argentine pension business, both in the prior-year period.

     Other expenses increased $67 million due to a $33 million increase in minority interest expense on the larger earnings base in the current period, $23 million in expenses associated with DAC and $5 million in interest expense primarily associated with RGA's issuance of $400 million of junior subordinated notes in December 2005. The remaining increase of $6 million is primarily related to compensation and overhead related expenses associated with RGA's international expansion and general growth in operations, including equity compensation expense.

     Additionally, a component of the total expenses increase is an $8 million increase associated with foreign currency exchange rate movements.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005 -- REINSURANCE

  Net Income

     Net income increased by $17 million, or 47%, to $53 million for the six months ended June 30, 2006 from $36 million for the comparable 2005 period. The 2005 period includes an $8 million charge, net of income taxes and minority interest, related to an increase in the liabilities associated with the Argentine pension business. Excluding the impact of this item, net income increased by $9 million for the six months ended June 30, 2006 from the comparable 2005 period.

     The increase in net income is attributable to a 13% increase in premiums while policyholder benefits and claims increased by 7%, adding approximately $79 million, net of income taxes, to net income, and an increase in net investment income, net of interest credited of $20 million, net of income taxes. The increase in premiums and policyholder benefits and claims are primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations.

     The increase in policyholder benefits and claims is partially offset by unfavorable mortality in the prior-year period. Net investment income growth, net of the increase in interest credited to policyholder account balances is due to growth in the invested asset base. These increases in net income were partially offset by a $58 million increase in other expenses, an $18 million decrease in net investment gains (losses), and a $3 million decrease in other revenues, all net of income taxes. The remaining offset is related to a change in the effective tax rates. The increase in other expenses is primarily related to minority interest expense, expenses associated with DAC, interest expense associated with RGA's issuance of $400 million of junior subordinated notes in December 2005, and equity compensation expense. The decrease in other revenues is primarily related to currency transaction gains in the prior-year period.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $277 million, or 13%, to $2,429 million for the six months ended June 30, 2006 from $2,152 million for the comparable 2005 period.

     The increase in such revenues is primarily associated with growth in new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $133 million; Asia Pacific, which contributed $45 million; Canada, which contributed $41 million; and Europe and South Africa, which contributed $17 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and as a result, can fluctuate from period to period.

     Net investment income increased $43 million, primarily due to growth in the invested asset base from positive operating cash inflows, additional deposits associated with the coinsurance of annuity products, and net proceeds from RGA's $400 million junior subordinated notes offering in December 2005, partially offset by a decrease in net investment income related to a realignment of economic capital. Investment yields were relatively flat in the comparable periods.

     Partially offsetting the increases in total revenues, excluding net investment gains (losses), is a decrease in other revenues of $4 million primarily due to foreign currency transaction gains in the prior-year period, partially offset by an increase in surrender charges on asset-intensive business and in fees associated with financial reinsurance.

     Additionally, the effect on total revenues, excluding net investment gains (losses), associated with foreign currency exchange rate movements was insignificant.

  Expenses

     Total expenses increased by $218 million, or 10%, to $2,341 million for the six months ended June 30, 2006 from $2,123 million for the comparable 2005 period.

     The increase in total expenses is commensurate with the growth in revenues and is primarily attributable to an increase of $117 million in policyholder benefits and claims, primarily associated with a growth in insurance in-force of approximately $270 billion, and a $12 million increase in interest credited, which is generally offset by a corresponding increase in net investment income. The increase in policyholder benefits and claims was partially offset by unfavorable mortality experience in the U.S. and United Kingdom and a $24 million increase in the liabilities associated with the Argentine pension business, both in the prior-year period.

     Other expenses increased $89 million due to a $35 million increase in minority interest expense on the larger earnings base in the current period, $24 million in expenses associated with DAC and $12 million in interest expense, primarily associated with RGA's issuance of $400 million of junior subordinated notes in December 2005. The remaining increase of $18 million is primarily related to compensation and overhead related expenses associated with RGA's international expansion and general growth in operations, including equity compensation expense.

     Additionally, the effect on total expenses associated with foreign currency exchange rate movements was insignificant.

CORPORATE & OTHER

     The following table presents consolidated financial information for Corporate & Other for the periods indicated:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   ----------------
                                                     2006         2005     2006     2005
                                                    -------      ------   ------   -------
                                                                (IN MILLIONS)
REVENUES
Premiums..........................................   $  10        $  3    $  19    $    4
Net investment income.............................     324         189      603       318
Other revenues....................................       6           5       13         8
Net investment gains (losses).....................     (87)        (33)    (116)     (150)
                                                     -----        ----    -----    ------
  Total revenues..................................     253         164      519       180
                                                     -----        ----    -----    ------
EXPENSES
Policyholder benefits and claims..................      12         (42)      20       (43)
Interest credited to policyholder account
  balances........................................      --           1       --        --
Policyholder dividends............................       1          (4)      --        --
Other expenses....................................     342         171      653       357
                                                     -----        ----    -----    ------
  Total expenses..................................     355         126      673       314
                                                     -----        ----    -----    ------
Income (loss) from continuing operations before
  provision (benefit) for income taxes............    (102)         38     (154)     (134)
Income tax benefit................................     (74)        (12)    (137)     (105)
                                                     -----        ----    -----    ------
Income (loss) from continuing operations..........     (28)         50      (17)      (29)
Income (loss) from discontinued operations, net of
  income taxes....................................      34         873       32     1,042
                                                     -----        ----    -----    ------
Net income........................................       6         923       15     1,013
Preferred stock dividends.........................      33          --       66        --
                                                     -----        ----    -----    ------
Net income (loss) available to common
  shareholders....................................   $ (27)       $923    $ (51)   $1,013
                                                     =====        ====    =====    ======

     Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company's outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest at rates commensurate with related borrowings, as well as intersegment transactions.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005 -- CORPORATE & OTHER

  Income (loss) from Continuing Operations

     Income (loss) from continuing operations decreased by $78 million to ($28) million for the three months ended June 30, 2006 from $50 million for the comparable 2005 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, contributed $64 million to income (loss) from continuing operations, which includes $7 million, net of income taxes, of net investment gains. Excluding the impact of the Travelers acquisition, income (loss) from continuing operations decreased by $142 million for the three months ended June 30, 2006 from the comparable 2005 period. Included in this decrease are higher investment losses of $41 million, net of income taxes. Excluding the impact of Travelers and the increase in net investment losses, income (loss) from continuing operations decreased by $101 million.

     The 2005 period includes a $30 million benefit associated with the reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999 and an $18 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000, both net of income taxes. Excluding the impact of these items, income (loss) from continuing operations decreased by $53 million for the three months ended June 30, 2006 from the comparable 2005 period. The decrease in income (loss) from continuing operations is primarily attributable to higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), interest credited to bankholder deposits, legal related costs and corporate support expenses of $46 million, $15 million, $12 million and $11 million, respectively, all of which are net of income taxes. This is partially offset by higher net investment income of $18 million and a decrease in integration costs of $13 million, both net of income taxes. The remainder of the difference is primarily driven by the difference between the actual and the estimated tax rate allocated to the various segments.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $143 million, or 73%, to $340 million for the three months ended June 30, 2006 from $197 million for the comparable 2005 period. The acquisition of Travelers contributed $114 million to the period over period increase. Excluding the impact of Travelers, such revenues increased by $29 million, or 15%, from the comparable 2005 period. This increase is primarily attributable to increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base as well as increased income resulting from a higher asset base invested in real estate and mortgage loans on real estate. Also included as a component of total revenues is the elimination of intersegment amounts which is offset within total expenses.

  Expenses

     Total expenses increased by $229 million, or 182%, to $355 million for the three months ended June 30, 2006 from $126 million for the comparable 2005 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, contributed $43 million of this increase. Excluding the impact of the acquisition of Travelers, such expenses increased by $186 million, or 148%, from the comparable 2005 period.

     The 2005 period includes a $47 million benefit associated with the reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999 and a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. Excluding the impact of these items, total expenses increased by $111 million for the three months ended June 30, 2006 from the comparable 2005 period. This increase is attributable to higher interest expense of $73 million primarily as a result of the issuance of senior notes in 2005, which includes $57 million of expenses from the financing of the acquisition of Travelers. As a result of growth in the business and higher interest rates, interest credited to bankholder deposits also increased by $24 million at MetLife Bank. Legal related costs were higher by $19 million, predominately from the reduction of previously established liabilities related to legal disputes during the 2005 period. Corporate support expenses, which include advertising, start-up costs for new products and information technology costs were higher by $18 million, partially offset by a decrease in integration costs of $21 million. Also included as a component of total expenses is the elimination of intersegment amounts which is offset within total revenues.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005 -- CORPORATE & OTHER

  Income (loss) from Continuing Operations

     Income (loss) from continuing operations increased by $12 million, or 41%, to ($17) million for the six months ended June 30, 2006 from ($29) million for the comparable 2005 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, contributed $111 million to income (loss) from continuing operations, which includes $3 million, net of income taxes, of net investment losses. Excluding the impact of Travelers, income (loss) from continuing operations decreased by $99 million, or 341%, from the comparable 2005 period. Offsetting this decrease in income (loss) from continuing operations are lower investment losses of $25 million, net of income taxes. Excluding the impact of Travelers and the decrease in net investment losses, income (loss) from continuing operations decreased by $124 million.

     The 2005 period includes a $30 million benefit associated with the reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999 and an $18 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000, both net of income taxes. Excluding the impact of these items, income (loss) from continuing operations decreased by $76 million for the six months ended June 30, 2006 from the comparable 2005 period. The decrease in income (loss) from continuing operations is primarily attributable to higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), interest credited to bankholder deposits, legal related costs and corporate support expenses of $91 million, $31 million, $9 million and $21 million, respectively, all of which are net of income taxes. This is partially offset by higher net investment income of $63 million, net of income taxes, and a decrease in integration costs of $7 million, net of income taxes, with the remainder attributable to the difference between the actual and the estimated tax rate allocated to the various segments.

  Revenues

     Total revenues, excluding net investment gains (losses), increased by $305 million, or 92%, to $635 million for the six months ended June 30, 2006 from $330 million for the comparable 2005 period. The acquisition of Travelers contributed $200 million to the period over period increase. Excluding the impact of Travelers, such revenues increased by $105 million, or 32%, from the comparable 2005 period. This increase is primarily attributable to increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base as well as increased income resulting from a higher asset base invested in corporate joint ventures, real estate and mortgage loans on real estate. Also included as a component of total revenues is the elimination of intersegment amounts which is offset within total expenses.

  Expenses

     Total expenses increased by $359 million, or 114%, to $673 million for the six months ended June 30, 2006 from $314 million for the comparable 2005 period. The acquisition of Travelers, excluding Travelers financing and integration costs, contributed $59 million to the period over period increase. Excluding the impact of Travelers, such expenses increased by $300 million, or 96%, from the comparable 2005 period.

     The 2005 period includes a $47 million benefit associated with the reduction of a previously established liability for settlement death benefits related to the Company's sales practices class action settlement recorded in 1999 and a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company's demutualization in 2000. Excluding the impact of these items, total expenses increased by $225 million for the six months ended June 30, 2006 from the comparable 2005 period. This increase is attributable to higher interest expense of $142 million primarily as a result of the issuance of senior notes in 2005, which includes $119 million of expenses from the financing of the acquisition of Travelers. As a result of growth in the business and higher interest rates, interest credited to bankholder deposits increased by $49 million at MetLife Bank. Legal related costs were higher by $15 million, predominantly from the reduction of previously established liabilities related to legal disputes during the 2005 period. Corporate support expenses, which include advertising, start-up costs for new products and information technology costs were higher by $33 million, partially offset by a decrease in integration costs of $11 million. Also included as a component of total expenses is the elimination of intersegment amounts which is offset within total revenues.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

  CAPITAL

     RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners ("NAIC") and the state insurance departments to identify companies that merit further regulatory action on an annual basis. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items and takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. These rules apply to each of the Company's domestic insurance subsidiaries. At December 31, 2005, each of the Holding Company's domestic insurance subsidiaries' total adjusted capital was in excess of the RBC levels required by their respective states of domicile.

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

  LIQUIDITY

     Liquidity refers to a company's ability to generate adequate amounts of cash to meet its needs. The Company's liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $7.5 billion at June 30, 2006 and $6.7 billion at December 31, 2005, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

     In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

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

  LIQUIDITY SOURCES

     Cash Flows from Operations. The Company's principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal.

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

     Liquid Assets. An integral part of the Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At June 30, 2006 and December 31, 2005, the Company had $176 billion and $179 billion in liquid assets, respectively.

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

     At June 30, 2006 and December 31, 2005, the Company had outstanding $2.3 billion and $1.4 billion in short-term debt, respectively, and $10.7 billion and $9.9 billion in long-term debt, respectively.

     Debt Issuances. During the six months ended June 30, 2006, the Company did not issue any debt except for the agreements as described below.

     On June 28, 2006, a subsidiary of RGA, Timberlake Financial L.L.C., completed an offering of $850 million of 30-year notes, which is included in long-term debt. The notes represent senior, secured indebtedness of Timberlake Financial, L.L.C. and its assets with no recourse to RGA or its other subsidiaries. Up to $150 million of additional notes may be offered in the future. The proceeds of the offering will provide long-term collateral to support Regulation Triple X reserves on approximately 1.5 million term life insurance policies with guaranteed level premium periods reinsured by RGA Reinsurance Company, a U.S. subsidiary of RGA.

     MetLife Bank has entered into several repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB of NY") whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank's residential mortgages and mortgage-backed securities to collateralize MetLife Bank's obligations under the repurchase agreements.

The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank the FHLB of NY's recovery is limited to the amount of MetLife Bank's liability under the outstanding repurchase agreements. The amount of the Company's liability for repurchase agreements with the FHLB of NY is $951 million and $855 million at June 30, 2006 and December 31, 2005, respectively, which is included in long-term debt.

     MetLife Funding, Inc. ("MetLife Funding"), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both June 30, 2006 and December 31, 2005, MetLife Funding had a tangible net worth of $11 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At June 30, 2006 and December 31, 2005, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $915 million and $456 million, respectively, consisting primarily of commercial paper.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The
Company -- Liquidity Sources -- Debt Issuances" included in MetLife Inc.'s 2005 Annual Report on Form 10-K filed with the SEC ("2005 Annual Report") for further information.

     Credit Facilities. The Company maintains committed and unsecured credit facilities aggregating $3.9 billion as of June 30, 2006. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at June 30, 2006, $3.0 billion of the facilities also serve as back-up lines of credit for the Company's commercial paper programs. The following table provides details on these facilities as of June 30, 2006:

                                                        LETTER OF
                                                         CREDIT                   UNUSED
       BORROWER(S)           EXPIRATION     CAPACITY    ISSUANCES   DRAWDOWNS   COMMITMENTS
-------------------------  --------------   --------    ---------   ---------   -----------
                                                             (IN MILLIONS)
MetLife, Inc., MetLife
  Funding, Inc. and
  Metropolitan Life
  Insurance Company......  April 2009        $1,500(1)    $260        $ --        $1,240
MetLife, Inc. and MetLife
  Funding, Inc. .........  April 2010         1,500(1)     334          --         1,166
MetLife Bank, N.A........  July 2006            200         --          --           200
Reinsurance Group of
  America,
  Incorporated...........  May 2007              28         --          28            --
Reinsurance Group of
  America,
  Incorporated...........  September 2010       600        240          50           310
Reinsurance Group of
  America,
  Incorporated...........  March 2011            37         --          26            11
                                             ------       ----        ----        ------
     Total...............                    $3,865       $834        $104        $2,927
                                             ======       ====        ====        ======

---------------

(1) These facilities serve as back up lines of credit for the Company's commercial paper programs.

     Letters of Credit. On July 1, 2005, in connection with the closing of the acquisition of Travelers, the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement (the "L/C Agreement") entered into by MetLife Reinsurance Company of South Carolina ("MetLife Re"), formerly The Travelers Life and Annuity Reinsurance Company, and various institutional lenders became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of MetLife Re with respect to reinsurance letters of credit issued pursuant to the L/C Agreement.

The L/C Agreement expires five years after the closing of the acquisition. The following table provides details on the capacity and outstanding balances of all committed facilities as of June 30, 2006:

                                                                      LETTER OF
                                                                       CREDIT       UNUSED
            ACCOUNT PARTY                 EXPIRATION       CAPACITY   ISSUANCES   COMMITMENTS
-------------------------------------  -----------------   --------   ---------   -----------
                                                                     (IN MILLIONS)
MetLife Reinsurance Company of South
  Carolina...........................  July 2010  (1)       $2,000     $2,000        $ --
Exeter Reassurance Company Ltd. and
  MetLife, Inc. .....................  June 2016  (2)          500        290         210
Exeter Reassurance Company Ltd. .....  March 2025 (1)(3)       225        225          --
Exeter Reassurance Company Ltd. .....  June 2025  (1)(3)       250        250          --
Exeter Reassurance Company Ltd. .....  June 2025  (1)(3)       325         21         304
                                                            ------     ------        ----
     Total...........................                       $3,300     $2,786        $514
                                                            ======     ======        ====

---------------

(1) The Holding Company is a guarantor under this agreement.

(2) Letters of credit issued under this facility of $280 million and $10 million expire in December 2015 and March 2016, respectively.

(3) On June 1, 2006, the letter of credit issuer elected to extend the initial stated termination date of each respective letter of credit to the respective dates indicated.

     At June 30, 2006 and December 31, 2005, the Company had outstanding $3.8 billion and $3.6 billion, respectively, in letters of credit from various banks, of which $3.6 billion and $3.4 billion, respectively, were part of committed facilities. As of June 30, 2006, these letters of credit automatically renew for one year periods except for $496 million which expire in nineteen years and $290 million which expire in ten years. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company's actual future cash funding requirements.

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

     The following table summarizes the Company's major contractual obligations as of June 30, 2006:

                                                      LESS THAN    THREE TO FIVE   MORE THAN
CONTRACTUAL OBLIGATIONS                    TOTAL     THREE YEARS       YEARS       FIVE YEARS
----------------------------------------  --------   -----------   -------------   ----------
                                                             (IN MILLIONS)
Other long-term liabilities(1)(2).......  $109,061     $19,448        $8,033        $81,580
Payables for collateral under securities
  loaned and other transactions.........    46,612      46,612            --             --
Long-term debt(3).......................    20,607       2,935         1,425         16,247
Mortgage commitments....................     4,190       3,641           282            267
Partnership investments(4)..............     2,992       2,992            --             --
Junior subordinated debt securities
  underlying common equity units(5).....     2,381       2,381            --             --
Operating leases........................     1,297         584           235            478
Shares subject to mandatory
  redemption(3).........................       350          --            --            350
Capital leases..........................        68          34             8             26
Commitments to fund revolving credit
  facilities and bridge loans(6)........       604         604            --             --
                                          --------     -------        ------        -------
Total...................................  $188,162     $79,231        $9,983        $98,948
                                          ========     =======        ======        =======

---------------

(1) Other long-term liabilities include various investment-type products with contractually scheduled maturities, including GICs, structured settlements, pension closeouts, certain annuity policies and certain indemnities.

(2) Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death; and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of $83.9 billion and policyholder account balances of $116.0 billion, at June 30, 2006, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $64.3 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately $40.7 billion relating to deferred annuities, $27.8 billion for group and universal life products and approximately $29.4 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See "-- The Company -- Asset/Liability Management."

    Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the More than Five Years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for all years in the table of $109.1 billion exceeds the corresponding liability amounts of $49.8 billion included in the unaudited interim condensed consolidated financial statements at June 30, 2006. The liability amount in the unaudited interim condensed consolidated financial statements reflects the discounting for interest, as well as adjustments for the timing of other factors as described above.

(3) Amounts differ from the balances presented on the interim condensed consolidated balance sheets. The amounts above do not include any fair value adjustments, related premiums and discounts or capital leases, which are presented separately. Amounts include interest to be paid on debt.

(4) The Company anticipates that these amounts could be invested in these partnerships any time over the next five years, but such amounts are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted.

(5) Amounts include interest to be paid on junior subordinated debt.

(6) The Company anticipates that commitments to lend funds under revolving credit facilities may be funded any time over the next five years. Such commitments are presented in the current period, as the timing of the fulfillment of the obligation cannot be predicted. Commitments to fund bridge loans are short-term obligations that may be funded and, as a result, are presented in the current period in the table above.

     As of June 30, 2006, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

     Support Agreements. Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company ("NELICO") at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC (or not less than 125% of the company action level RBC, if NELICO has a negative trend), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2006, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recently referenced RBC-based amount calculated at December 31, 2005.

     In connection with the Company's acquisition of the parent of General American Life Insurance Company ("General American"), Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, as subsequently amended, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 250% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2006, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

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

     General American has agreed to guarantee certain contractual obligations of its former subsidiaries, Paragon Life Insurance Company (which merged into Metropolitan Life on May 1, 2006), MetLife Investors Insurance Company ("MetLife Investors"), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors' statutory capital and surplus is less than $10 million or total adjusted capital falls below 180% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors' life insurance policies and annuity contract liabilities. At June 30, 2006, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

     The Holding Company has net worth maintenance agreements with three of its insurance subsidiaries, MetLife Investors, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under these agreements, as subsequently amended, the Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2006, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

     In connection with the acquisition of Travelers, MetLife International Holdings, Inc. ("MIH"), a subsidiary of the Holding Company, committed to the Australian Prudential Regulatory Authority that it will provide or procure the provision of additional capital to MetLife General Insurance Limited ("MGIL"), an Australian subsidiary of MIH, to the extent necessary to enable MGIL to meet insurance capital adequacy and solvency requirements. In addition, MetLife International Insurance, Ltd. ("MIIL"), a Bermuda insurance company, was acquired as part of the Travelers transaction. In connection with the assumption of a block of business by MIIL from a company in liquidation in 1995, Citicorp Life Insurance Company ("CLIC"), an affiliate of MIIL and a subsidiary of the Holding Company, agreed with MIIL and the liquidator to make capital contributions to MIIL to ensure that, for so long as any policies in such block remain outstanding, MIIL remains solvent and able to honor the liabilities under such policies. In connection with the acquisition of Travelers, the Holding Company also committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of MetLife Reinsurance Company of South Carolina, formerly The Travelers Life and Annuity Reinsurance Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less DAC).

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

     Consolidated cash flows. Net cash provided by operating activities increased by $394 million to $4,013 million for the six months ended June 30, 2006 from $3,619 million for the comparable 2005 period. The $509 million increase in operating cash flows in 2006 over the comparable 2005 period is primarily attributable to the acquisition of Travelers.

     Net cash used in investing activities increased by $12,051 million to $19,173 million for the six months ended June 30, 2006 from $7,122 million for the comparable 2005 period. Net cash used in investing activities increased primarily due to the increase in net purchases of fixed maturities, the increase in the net origination of mortgage and consumer loans, the decrease in net sales of real estate and real estate joint ventures, the increase in the purchase of short-term investments and the increased investment in other invested assets. Net cash used in investing activities also increased as a result of a decrease in cash received from the sale of businesses, principally SSRM. The increase in net cash used in investing activities was offset by a decrease in net purchases of equity securities and other limited partnerships.

     Net cash provided by financing activities increased by $2,262 million to $15,268 million for the six months ended June 30, 2006 from $13,006 million for the comparable 2005 period. Net cash provided by financing activities increased primarily a result of an increase in the amount of securities lending cash collateral invested in connection with the securities lending program and a reduction in the repayment of long-term debt during the current period. These increases in net cash provided by financing activities were offset by a decrease in net deposits related to policyholder account balances and the issuance of long-term debt, preferred stock and junior subordinated debentures in the current period as compared to the prior period. Such issuances in the prior period were executed to finance the acquisition of Travelers.

THE HOLDING COMPANY

  CAPITAL

     Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies -- Capital. The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2005, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies, with all of MetLife Bank's risk-based and leverage capital ratios meeting the federal banking regulatory agencies, "well capitalized" standards and all of MetLife, Inc.'s risk-based and leverage capital ratios meeting the "adequately capitalized" standards. As of their most recently filed reports with the federal banking regulatory agencies, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned minimum capital standards, with all of MetLife Bank's risk-based and leverage capital ratios meeting the federal banking regulatory agencies' "well capitalized" standards and all of MetLife, Inc.'s risk-based and leverage capital ratios meeting the federal banking regulatory agencies' "adequately capitalized" standards.

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

     The maximum amount of dividends which can be paid to the Holding Company by Metropolitan Life, MetLife Insurance Company of Connecticut ("MICC"), formerly The Travelers Insurance Company, MPC and Metropolitan Tower Life Insurance Company ("MTL"), in 2006, without prior regulatory approval, is $863 million, $0 million, $178 million and $85 million, respectively. If paid before a specified date in 2006, some or all of an otherwise ordinary dividend may be deemed special by the relevant regulatory authority and require approval. During the six months ended June 30, 2006, no subsidiaries paid dividends to the Holding Company.

     Liquid Assets. An integral part of the Holding Company's liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. At June 30, 2006 and December 31, 2005, the Holding Company had $671 million and $668 million in liquid assets, respectively.

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

     At June 30, 2006 and December 31, 2005, the Holding Company had $1.3 billion and $961 million in short-term debt outstanding, respectively. At June 30, 2006 and December 31, 2005, the Holding Company had $7.4 billion and $7.3 billion of unaffiliated long-term debt outstanding, respectively. At June 30, 2006 and December 31, 2005, the Holding Company had $296 million and $286 million of affiliated long-term debt outstanding, respectively.

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

     Debt Issuances. During the six months ended June 30, 2006, the Holding Company had no new debt issuances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources -- Debt Issuances" and "-- Common Equity Units" included in the 2005 Annual Report for further information.

     Debt Repayments. The Holding Company made no debt repayments for the six months ended June 30, 2006 and 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Holding Company -- Liquidity Sources -- Debt Repayments" included in the 2005 Annual Report for further information.

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

     See also "-- Liquidity Uses -- Dividends."

     Common Equity Units. In connection with financing the acquisition of Travelers on July 1, 2005, the Holding Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. Each common equity unit has an initial stated amount of $25 per unit and consists of (i) a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II ("Series A Trust"), with an initial liquidation amount of $1,000; (ii) a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III ("Series B Trust" and, together with the Series A Trust, the "Trusts"), with an initial liquidation amount of $1,000; and (iii) a stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company's common stock, par value $0.01 per share, for a purchase price of $12.50.

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

     Credit Facilities. The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in 2009, which it shares with Metropolitan Life and MetLife Funding, and $1.5 billion expiring in 2010, which it shares with MetLife Funding) as of June 30, 2006.

Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers' commercial paper programs. At June 30, 2006, there were no borrowings against these credit facilities. At June 30, 2006, $594 million of the unsecured credit facilities support the letters of credit issued on behalf of the Company, of which $334 million is in support of letters of credit issued on behalf of the Holding Company.

     Letters of Credit. On July 1, 2005, in connection with the closing of the acquisition of Travelers, the L/C Agreement entered into by MetLife Re and various institutional lenders became effective. Under the L/C Agreement, the Holding Company agreed to unconditionally guarantee reimbursement obligations of MetLife Re with respect to reinsurance letters of credit issued pursuant to the L/C Agreement. The L/C Agreement expires five years after the closing of the acquisition. The following table provides details on the capacity and outstanding balances of all committed facilities as of June 30, 2006:

                                                                      LETTER OF
                                                                       CREDIT       UNUSED
            ACCOUNT PARTY                 EXPIRATION       CAPACITY   ISSUANCES   COMMITMENTS
-------------------------------------  -----------------   --------   ---------   -----------
                                                                     (IN MILLIONS)
MetLife Reinsurance Company of South
  Carolina...........................  July 2010  (1)       $2,000     $2,000        $ --
Exeter Reassurance Company Ltd. and
  MetLife, Inc. .....................  June 2016  (2)          500        290         210
Exeter Reassurance Company Ltd. .....  March 2025 (1)(3)       225        225          --
Exeter Reassurance Company Ltd. .....  June 2025  (1)(3)       250        250          --
Exeter Reassurance Company Ltd. .....  June 2025  (1)(3)       325         21         304
                                                            ------     ------        ----
       Total.........................                       $3,300     $2,786        $514
                                                            ======     ======        ====

---------------

(1) The Holding Company is a guarantor under this agreement.

(2) Letters of credit issued under this facility of $280 million and $10 million expire in December 2015 and March 2016, respectively.

(3) On June 1, 2006, the letter of credit issuer elected to extend the initial stated termination date of each respective letter of credit to the respective dates indicated.

     At June 30, 2006 and December 31, 2005, the Holding Company had $334 million and $190 million, respectively, in outstanding letters of credit from various banks, all of which automatically renew for one year periods. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company's actual future cash funding requirements.

  LIQUIDITY USES

     The primary uses of liquidity of the Holding Company include service on debt, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company's common stock.

     Dividends. Effective May 16, 2006, the Holding Company's board of directors declared dividends of $0.3775833 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on June 15, 2006 to shareholders of record as of May 31, 2006.

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

     Affiliated Transactions. During the six months ended June 30, 2006, the Holding Company invested an aggregate of $543 million in various affiliated transactions.

     On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company's ownership percentage of RGA to approximately 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined, resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At June 30, 2006, the Company's ownership percentage of RGA remains at approximately 53%.

     Share Repurchase. On October 26, 2004, the Holding Company's Board of Directors authorized a $1 billion common stock repurchase program, of which $716 million is remaining as of June 30, 2006. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market and in privately negotiated transactions. As a result of the acquisition of Travelers, the Holding Company has suspended its common stock repurchase activity. Future common stock repurchases will be dependent upon several factors, including the Company's capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company's common stock.

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

     Support Agreements. The Holding Company has net worth maintenance agreements with three of its insurance subsidiaries, MetLife Investors, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under these agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. At June 30, 2006, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

     In connection with the acquisition of Travelers, the Holding Company committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of MetLife Reinsurance Company of South Carolina, formerly The Travelers Life and Annuity Reinsurance Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less DAC).

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

SUBSEQUENT EVENTS

     On July 18, 2006, the Company announced that it is evaluating options with respect to its Peter Cooper Village and Stuyvesant Town properties, including the possibility of marketing the assets for sale. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,200 units, spread over 80 contiguous acres. The properties are owned by the Holding Company's subsidiary Metropolitan Tower Life Insurance Company. The sale of these properties is contingent on pricing that meets the Company's expectations.

OFF-BALANCE SHEET ARRANGEMENTS

  COMMITMENTS TO FUND PARTNERSHIP INVESTMENTS

     The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company's total return on its investment portfolio. The amounts of these unfunded commitments were $2,992 million and $2,684 million at June 30, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  MORTGAGE LOAN COMMITMENTS

     The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4,190 million and $2,974 million at June 30, 2006 and December 31, 2005, respectively. The purpose of these loans is to enhance the Company's total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

  COMMITMENTS TO FUND REVOLVING CREDIT FACILITIES AND BRIDGE LOANS

     The Company commits to lend funds under revolving credit facilities and bridge loans. The amounts of these unfunded commitments were $604 million and $346 million at June 30, 2006 and December 31, 2005, respectively. The purpose of these commitments and any related fundings is to enhance the Company's total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

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

     During the six months ended June 30, 2006, the Company did not record any additional liabilities for indemnities, guarantees and commitments. During the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in connection with a certain disposition. The approximate term for this liability is 18 months. The maximum potential amount of future payments the Company could be required to pay under these indemnities is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the Company's consolidated balance sheet will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The Company's recorded liabilities at both June 30, 2006 and December 31, 2005 for indemnities, guarantees and commitments were $9 million.

     In connection with replication synthetic asset transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the reference credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is $599 million at June 30, 2006. The credit default swaps expire at various times during the next ten years.

  OTHER COMMITMENTS

     MICC is a member of the Federal Home Loan Bank of Boston (the "FHLB of Boston") and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company's consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC's residential mortgages and mortgage-backed securities to collateralize MICC's obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC the FHLB of Boston's recovery is limited to the amount of MICC's liability under the outstanding funding agreements. The amount of the Company's liability for funding agreements with the FHLB of Boston is $926 million and $1.1 billion at June 30, 2006 and December 31, 2005, respectively, which is included in policyholder account balances.

     MetLife Bank is a member of the FHLB of NY and holds $52 million and $43 million of common stock of the FHLB of NY, at June 30, 2006 and December 31, 2005, respectively, which is included in equity securities on the Company's consolidated balance sheets. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank's residential mortgages and mortgage-backed securities to collateralize MetLife Bank's obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank the FHLB of NY's recovery is limited to the amount of MetLife Bank's liability under the outstanding repurchase agreements. The amount of the Company's liability for repurchase agreements with the FHLB of NY is $951 million and $855 million at June 30, 2006 and December 31, 2005, respectively, which is included in long-term debt.

  COLLATERAL FOR SECURITIES LENDING

     The Company has noncash collateral for securities lending on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $126 million and $207 million at June 30, 2006 and December 31, 2005, respectively.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(r)"), which revises SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148") and supersedes Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"). SFAS 123(r) includes supplemental application guidance issued by the SEC in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107") -- using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

     Under the modified prospective transition method, compensation expense recognized in the six months ended June 30, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(r).

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

     Prior to the adoption of SFAS 123(r), the Company presented tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the unaudited interim condensed consolidated statements of cash flows. SFAS 123(r) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") be classified and reported as a financing cash inflow upon adoption of SFAS 123(r).

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

     In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company's unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. As of June 30, 2005, the Company was evaluating the impacts of the repatriation provision of the AJCA and during the six months ended June 30, 2005, the Company recorded a $27 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded. As of January 1, 2006, the repatriation provision of the AJCA no longer applies to the Company.

FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction ("FSP 13-2"). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The guidance in FSP 13-2 is effective for fiscal years beginning after December 15, 2006. FSP 13-2 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and does not expect adoption to have a material impact on the Company's consolidated financial statements.

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

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company's consolidated financial statements.

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

  COMPOSITION OF PORTFOLIO AND INVESTMENT RESULTS

     The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company's investment portfolio for the three months and six months ended June 30, 2006 and 2005:

                                                     AT OR FOR THE           AT OR FOR THE
                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2006        2005        2006        2005
                                                  --------    --------    --------    --------
                                                                 (IN MILLIONS)
FIXED MATURITIES
Yield(1)........................................      6.10%       6.34%       6.12%       6.34%
Investment income(2)............................  $  2,986    $  2,310    $  5,982    $  4,588
Net investment gains (losses)...................  $   (381)   $    (89)   $   (793)   $   (203)
Ending assets(2)................................  $237,612    $184,830    $237,612    $184,830
MORTGAGE AND CONSUMER LOANS
Yield(1)........................................      6.41%       6.89%       6.55%       6.79%
Investment income(3)............................  $    574    $    535    $  1,159    $  1,052
Net investment gains (losses)...................  $      3    $     (8)   $      7    $    (19)
Ending assets...................................  $ 38,665    $ 33,586    $ 38,665    $ 33,586
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1)........................................     11.37%      12.41%      11.93%      11.82%
Investment income...............................  $    135    $    130    $    281    $    249
Net investment gains (losses)...................  $     54    $  1,904    $     71    $  1,922
Ending assets...................................  $  4,786    $  3,998    $  4,786    $  3,998
POLICY LOANS
Yield(1)........................................      5.89%       6.19%       5.86%       6.18%
Investment income...............................  $    147    $    139    $    293    $    277
Ending assets...................................  $ 10,065    $  8,975    $ 10,065    $  8,975
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP
  INTERESTS
Yield(1)........................................     14.83%      21.40%      13.86%      15.92%
Investment income...............................  $    278    $    277    $    513    $    396
Net investment gains (losses)...................  $     25    $     12    $     52    $    107
Ending assets...................................  $  8,007    $  5,914    $  8,007    $  5,914
CASH AND SHORT-TERM INVESTMENTS
Yield(1)........................................      4.70%       3.57%       4.67%       3.59%
Investment income...............................  $     85    $     91    $    165    $    155
Net investment gains (losses)...................  $     (1)   $     --    $     (2)   $     (1)
Ending assets...................................  $  8,193    $ 15,770    $  8,193    $ 15,770
OTHER INVESTED ASSETS(5)
Yield(1)........................................      7.94%       7.83%       8.41%       8.22%
Investment income...............................  $    168    $    102    $    339    $    206
Net investment gains (losses)...................  $   (517)   $    406    $   (776)   $    398
Ending assets...................................  $  9,652    $  6,452    $  9,652    $  6,452
TOTAL INVESTMENTS
Gross investment income yield(1)................      6.49%       6.81%       6.51%       6.69%
Investment fees and expenses yield..............     (0.14%)     (0.15%)     (0.13%)     (0.13%)
                                                  --------    --------    --------    --------
NET INVESTMENT INCOME YIELD.....................      6.35%       6.66%       6.38%       6.56%
                                                  ========    ========    ========    ========
Gross investment income.........................  $  4,373    $  3,584    $  8,732    $  6,923
Investment fees and expenses....................  $    (96)   $    (76)   $   (177)   $   (136)
                                                  --------    --------    --------    --------
NET INVESTMENT INCOME(4)(5).....................  $  4,277    $  3,508    $  8,555    $  6,787
                                                  ========    ========    ========    ========
Ending assets...................................  $316,980    $259,525    $316,980    $259,525
                                                  ========    ========    ========    ========
Net investment gains (losses)(4)(5).............  $   (817)   $  2,225    $ (1,441)   $  2,204
                                                  ========    ========    ========    ========

---------------

(1) Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company's securities lending program.

(2) Fixed maturities include $519 million and $197 million in ending assets relating to trading securities at June 30, 2006 and 2005, respectively. Fixed maturities include ($3) million and $16 million in investment income relating to trading securities for the three months and six months ended June 30, 2006, respectively, and $2 million and $3 million for the three months and six months ended June 30, 2005, respectively. The annualized yield on trading securities was (1.99%) and 4.09% for the three months and six months ended June 30, 2006, respectively, and 5.27% and 5.09% for the three months and six months ended June 30, 2005, respectively.

(3) Investment income from mortgage and consumer loans includes prepayment fees.

(4) Real estate and real estate joint venture investment income includes amounts classified as discontinued operations of $5 million and $9 million for the three months and six months ended June 30, 2006, respectively, and $21 million and $66 million for the three months and six months ended June 30, 2005, respectively. Net investment gains (losses) includes ($3) million and ($8) million of amounts classified as discontinued operations for the three months and six months ended June 30, 2006, respectively, and $1,905 million and $1,923 million of gains for the three months and six months ended June 30, 2005, respectively.

(5) Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $68 million and $107 million for the three months and six months ended June 30, 2006, respectively, and $13 million and $37 million for the three months and six months ended June 30, 2005, respectively. These amounts are excluded from net investment gains (losses). Additionally, excluded from net investment gains (losses) is $3 million and ($1) million for three months and six months ended June 30, 2006, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. There were no settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting for the three months and six months ended June 30, 2005.

  FIXED MATURITIES AND EQUITY SECURITIES AVAILABLE-FOR-SALE

     Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 74.8% and 75.2% of total cash and invested assets at June 30, 2006 and December 31, 2005, respectively. Based on estimated fair value, public fixed maturities represented $206,240 million, or 87.0%, and $200,177 million, or 87.0%, of total fixed maturities at June 30, 2006 and December 31, 2005, respectively. Based on estimated fair value, private fixed maturities represented $30,853 million, or 13.0%, and $29,873 million, or 13.0%, of total fixed maturities at June 30, 2006 and December 31, 2005, respectively.

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

     The following table presents the Company's total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

                                                JUNE 30, 2006                  DECEMBER 31, 2005
                                        ------------------------------   ------------------------------
                                         COST OR                          COST OR
NAIC                                    AMORTIZED   ESTIMATED    % OF    AMORTIZED   ESTIMATED    % OF
RATING   RATING AGENCY DESIGNATION(1)     COST      FAIR VALUE   TOTAL     COST      FAIR VALUE   TOTAL
------   ----------------------------   ---------   ----------   -----   ---------   ----------   -----
                                                                   (IN MILLIONS)
         Aaa/Aa/A....................
  1                                     $173,219     $171,836     72.5%  $161,256     $165,577     72.0%
         Baa.........................
  2                                       48,393       48,032     20.2     47,712       49,124     21.3
         Ba..........................
  3                                        9,743        9,836      4.1      8,794        9,142      4.0
         B...........................
  4                                        6,751        6,762      2.9      5,666        5,710      2.5
         Caa and lower...............
  5                                          429          429      0.2        287          290      0.1
         In or near default..........
  6                                           20           18       --         18           15       --
                                        --------     --------    -----   --------     --------    -----
         Subtotal....................    238,555      236,913     99.9    223,733      229,858     99.9
         Redeemable preferred
         stock.......................        186          180      0.1        193          192      0.1
                                        --------     --------    -----   --------     --------    -----
         Total fixed maturities......   $238,741     $237,093    100.0%  $223,926     $230,050    100.0%
                                        ========     ========    =====   ========     ========    =====

---------------

(1) Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody's, S&P and Fitch. Beginning in the third quarter of 2005, the Company incorporated Fitch into its rating agency designations to be consistent with the Lehman Brothers' ratings convention. If no rating is available from a rating agency, then the MetLife rating is used.

     The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company's fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

                                                           JUNE 30, 2006
                                         --------------------------------------------------
                                          COST OR    GROSS UNREALIZED
                                         AMORTIZED   -----------------   ESTIMATED    % OF
                                           COST       GAIN      LOSS     FAIR VALUE   TOTAL
                                         ---------   -------   -------   ----------   -----
                                                           (IN MILLIONS)
U.S. corporate securities..............  $ 76,260    $1,353    $2,457     $ 75,156     31.7%
Residential mortgage-backed
  securities...........................    52,128       193     1,185       51,136     21.6
Foreign corporate securities...........    35,302     1,393     1,084       35,611     15.0
U.S. Treasury/agency securities........    26,359       678       853       26,184     11.0
Commercial mortgage-backed
  securities...........................    19,063       116       566       18,613      7.8
Asset-backed securities................    13,112        79       124       13,067      5.5
Foreign government securities..........    10,433       999       142       11,290      4.8
State and political subdivision
  securities...........................     4,897       106       121        4,882      2.1
Other fixed maturity securities........     1,001        15        42          974      0.4
                                         --------    ------    ------     --------    -----
  Total bonds..........................   238,555     4,932     6,574      236,913     99.9
Redeemable preferred stock.............       186         2         8          180      0.1
                                         --------    ------    ------     --------    -----
  Total fixed maturities...............  $238,741    $4,934    $6,582     $237,093    100.0%
                                         ========    ======    ======     ========    =====
Common stock...........................  $  1,843    $  305    $   43     $  2,105     65.7%
Non-redeemable preferred stock.........     1,094        33        30        1,097     34.3
                                         --------    ------    ------     --------    -----
  Total equity securities(1)...........  $  2,937    $  338    $   73     $  3,202    100.0%
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
                                         ========    ======    ======     ========    =====

---------------

(1) Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $230 million and $472 million at June 30, 2006 and December 31, 2005, respectively.

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

     The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $27 million and $36 million for the three months and six months ended June 30, 2006, respectively, and $29 million and $48 million for the three months and six months ended June 30, 2005, respectively. The Company's three largest impairments totaled $16 million for both the three months and six months ended June 30, 2006 and $26 million and $40 million for the three months and six months ended June 30, 2005, respectively. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. For the three months and six months ended June 30, 2006, the Company sold or disposed of fixed maturities and equity securities at a loss that had a fair value of $16,789 million and $44,292 million, respectively, and $16,410 million and $37,838 million for the three months and six months ended June 30, 2005, respectively. Gross losses excluding impairments for fixed maturities and equity securities were $437 million and $962 million for the three months and six months ended June 30, 2006, respectively, and $224 million and $453 million for the three months and six months ended June 30, 2005, respectively.

     The following tables present the cost or amortized cost, gross unrealized losses and number of securities for fixed maturities and equity securities at June 30, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

                                                         JUNE 30, 2006
                                  ------------------------------------------------------------
                                  COST OR AMORTIZED     GROSS UNREALIZED        NUMBER OF
                                         COST                 LOSS              SECURITIES
                                  ------------------   ------------------   ------------------
                                  LESS THAN   20% OR   LESS THAN   20% OR   LESS THAN   20% OR
                                     20%       MORE       20%       MORE       20%       MORE
                                  ---------   ------   ---------   ------   ---------   ------
                                           (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)
Less than six months............  $ 94,474     $359     $2,774      $105      9,608      254
Six months or greater but less
  than nine months..............    16,486       17        711         4      1,606        6
Nine months or greater but less
  than twelve months............    42,648        5      2,482         3      4,657       15
Twelve months or greater........    11,557        9        573         3      1,460       10
                                  --------     ----     ------      ----     ------      ---
  Total.........................  $165,165     $390     $6,540      $115     17,331      285
                                  ========     ====     ======      ====     ======      ===

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
                                  ========     ====     ======      ===      ======      ===

     As of June 30, 2006, $6,540 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 4% of the cost or amortized cost of such securities. As of December 31, 2005, $2,188 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

     As of June 30, 2006, $115 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $115 million, $105 million relates to securities that were in an unrealized loss position for a period of less than six months. As of December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million relates to securities that were in an unrealized loss position for a period of less than six months.

     The Company held 27 fixed maturities and equity securities with a gross unrealized loss at June 30, 2006 of greater than $10 million each. These securities represented approximately 11% or $721 million in the aggregate of the gross unrealized loss on fixed maturities and equity securities.

     As of June 30, 2006 and December 31, 2005, the Company had $6,655 million and $2,246 million, respectively, of gross unrealized losses related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

                                                               JUNE 30,      DECEMBER 31,
                                                                 2006            2005
                                                              -----------   ---------------
SECTOR:
  U.S. corporates...........................................       37%             37%
  Residential mortgage-backed...............................       18              21
  Foreign corporates........................................       16              20
  U.S. Treasury/agency securities...........................       13               4
  Commercial mortgage-backed................................        9               9
  Other.....................................................        7               9
                                                                  ---             ---
     Total..................................................      100%            100%
                                                                  ===             ===
INDUSTRY:
  Mortgage-backed...........................................       26%             30%
  Industrial................................................       20              22
  Government................................................       15               5
  Finance...................................................       12              11
  Utility...................................................        9               6
  Other.....................................................       18              26
                                                                  ---             ---
     Total..................................................      100%            100%
                                                                  ===             ===

     The increase in the unrealized losses during the period ended June 30, 2006 is principally driven by an increase in interest rates.

     As described previously, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company's intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company's need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

     Based upon the Company's current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company's current intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

     Corporate Fixed Maturities. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

                                                     JUNE 30, 2006      DECEMBER 31, 2005
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Industrial.......................................   $ 40,637     36.7%   $ 41,322     37.8%
Foreign(1).......................................     35,611     32.1      34,981     32.0
Finance..........................................     20,450     18.5      19,189     17.5
Utility..........................................     13,059     11.8      12,633     11.6
Other............................................      1,010      0.9       1,174      1.1
                                                    --------    -----    --------    -----
  Total..........................................   $110,767    100.0%   $109,299    100.0%
                                                    ========    =====    ========    =====

---------------

(1) Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

     The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At June 30, 2006 and December 31, 2005, the Company's combined holdings in the ten issuers to which it had the greatest exposure totaled $6,281 million and $6,215 million, respectively, each less than 3%, respectively, of the Company's total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturities held at June 30, 2006 and December 31, 2005 was $877 million and $943 million, respectively.

     The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company's international insurance operations, both its assets and liabilities are generally denominated in local currencies.

     Structured Securities. The following table shows the types of structured securities the Company held at:

                                                     JUNE 30, 2006      DECEMBER 31, 2005
                                                   ------------------   ------------------
                                                   ESTIMATED    % OF    ESTIMATED    % OF
                                                   FAIR VALUE   TOTAL   FAIR VALUE   TOTAL
                                                   ----------   -----   ----------   -----
                                                                (IN MILLIONS)
Residential mortgage-backed securities:
  Collateralized mortgage obligations............   $31,230      37.7%   $29,679      38.8%
  Pass-through securities........................    19,906      24.0     17,567      23.0
                                                    -------     -----    -------     -----
Total residential mortgage-backed securities.....    51,136      61.7     47,246      61.8
Commercial mortgage-backed securities............    18,613      22.5     17,698      23.1
Asset-backed securites...........................    13,067      15.8     11,573      15.1
                                                    -------     -----    -------     -----
     Total.......................................   $82,816     100.0%   $76,517     100.0%
                                                    =======     =====    =======     =====

     The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At June 30, 2006 and December 31, 2005, $50,690 million and $46,304 million, respectively, or 99% and 98%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch.

     At June 30, 2006 and December 31, 2005, $15,389 million and $13,272 million, respectively, or 83% and 75%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch.

     The Company's asset-backed securities are diversified both by sector and by issuer. Credit card receivables and home equity loans, accounting for about 32% and 25% of the total holdings, respectively, constitute the largest exposures in the Company's asset-backed securities portfolio. At June 30, 2006 and December 31, 2005, $7,325 million and $6,084 million, respectively, or 56% and 53%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody's, S&P or Fitch.

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

     The Company invests in structured notes and similar type instruments, which are debt securities that generally provide equity-based returns. The carrying value, included in fixed maturities, of such investments was approximately $366 million and $362 million at June 30, 2006 and December 31, 2005, respectively. The related net investment income recognized was less than $1 million and $19 million for the three months and six months ended June 30, 2006, respectively, and less than $1 million and $4 million for the three months and six months ended June 30, 2005, respectively.

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

     At June 30, 2006 and December 31, 2005, trading securities are $519 million and $825 million, respectively, and liabilities associated with the repurchase agreements in the trading securities portfolio, which are included in other liabilities, are approximately $208 million and $460 million, respectively.

     As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers' investment in Tribeca Citigroup Investments Ltd. ("Tribeca"). Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, MetLife was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. At December 31, 2005, approximately $452 million of trading securities were related to Tribeca and approximately $190 million of the repurchase agreements were related to Tribeca. Net investment income related to the trading activities of Tribeca for the three months and six months ended June 30, 2006 includes $1 million and $12 million, respectively, of interest and dividends earned and net realized and unrealized gains (losses).

     During the second quarter of 2006, MetLife's ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and as of June 30, 2006 is accounted for under the equity method of accounting. The equity method investment at June 30, 2006 of $103 million is included in other limited partnership interests. Net investment income related to the Company's equity method investment in Tribeca was $3 million for the three months and six months ended June 30, 2006.

     During the three months and six months ended June 30, 2006, excluding Tribeca, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related repurchase agreement liabilities totaled $7 million and $8 million, respectively, and $1 million and $3 million for the three months and six months ended June 30, 2005, respectively. Changes in the fair value of such trading securities and repurchase agreement liabilities, excluding Tribeca, total ($11) million and ($4) million for the three months and six months ended June 30, 2006, respectively, and $1 million and $0 million for the three months and six months ended June 30, 2005, respectively.

  MORTGAGE AND CONSUMER LOANS

     The Company's mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 12.2% of the Company's total cash and invested assets at both June 30, 2006 and December 31, 2005. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company's mortgage and consumer loans by type at:

                                                      JUNE 30, 2006     DECEMBER 31, 2005
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                                 (IN MILLIONS)
Commercial mortgage loans..........................  $29,533     76.4%   $28,022     75.4%
Agricultural mortgage loans........................    7,817     20.2      7,700     20.7
Consumer loans.....................................    1,315      3.4      1,468      3.9
                                                     -------    -----    -------    -----
  Total............................................  $38,665    100.0%   $37,190    100.0%
                                                     =======    =====    =======    =====

     Commercial Mortgage Loans. The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

                                                      JUNE 30, 2006     DECEMBER 31, 2005
                                                     ----------------   ------------------
                                                     CARRYING   % OF    CARRYING     % OF
                                                      VALUE     TOTAL     VALUE     TOTAL
                                                     --------   -----   ---------   ------
                                                                 (IN MILLIONS)
REGION
Pacific............................................  $ 7,602     25.8%   $ 6,818     24.3%
South Atlantic.....................................    6,714     22.7      6,093     21.8
Middle Atlantic....................................    4,346     14.7      4,689     16.7
East North Central.................................    2,884      9.8      3,078     11.0
West South Central.................................    2,482      8.4      2,069      7.4
New England........................................    1,165      3.9      1,295      4.6
International......................................    2,242      7.6      1,817      6.5
Mountain...........................................      814      2.8        861      3.1
West North Central.................................      811      2.7        825      2.9
East South Central.................................      378      1.3        381      1.4
Other..............................................       95      0.3         96      0.3
                                                     -------    -----    -------    -----
  Total............................................  $29,533    100.0%   $28,022    100.0%
                                                     =======    =====    =======    =====
PROPERTY TYPE
Office.............................................  $14,060     47.6%   $13,453     48.0%
Retail.............................................    6,585     22.3      6,398     22.8
Apartments.........................................    3,422     11.6      3,102     11.1
Industrial.........................................    2,939     10.0      2,656      9.5
Hotel..............................................    1,429      4.8      1,355      4.8
Other..............................................    1,098      3.7      1,058      3.8
                                                     -------    -----    -------    -----
  Total............................................  $29,533    100.0%   $28,022    100.0%
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

Loan specific valuation allowances are established for the excess carrying value of the mortgage loan over the present value of expected future cash flows discounted at the loan's original effective interest rate, the value of the loan's collateral, or the loan's market value if the loan is being sold. Valuation allowances for pools of loans are established based on property types and loan to value risk factors. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains (losses).

     The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

                                             JUNE 30, 2006                             DECEMBER 31, 2005
                               -----------------------------------------   -----------------------------------------
                                                                 % OF                                        % OF
                               AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                               ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                   (IN MILLIONS)
Performing...................   $29,670    100.0%    $140         0.5%      $28,158    100.0%    $147         0.5%
Restructured.................        --       --       --          --%           --       --       --          --%
Potentially delinquent.......         2       --       --          --%            3       --       --          --%
Delinquent or under
  foreclosure................         1       --       --          --%            8       --       --          --%
                                -------    -----     ----                   -------    -----     ----
  Total......................   $29,673    100.0%    $140         0.5%      $28,169    100.0%    $147         0.5%
                                =======    =====     ====                   =======    =====     ====

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for commercial mortgage loans for the:

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2006
                                                              ----------------
                                                               (IN MILLIONS)
Balance, beginning of period................................        $147
Additions...................................................           5
Deductions..................................................         (12)
                                                                    ----
Balance, end of period......................................        $140
                                                                    ====

     Agricultural Mortgage Loans. The Company diversifies its agricultural mortgage loans by both geographic region and product type.

     Approximately 66% of the $7,817 million of agricultural mortgage loans outstanding at June 30, 2006 were subject to rate resets prior to maturity. A substantial portion of these loans is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

     The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

                                             JUNE 30, 2006                             DECEMBER 31, 2005
                               -----------------------------------------   -----------------------------------------
                                                                 % OF                                        % OF
                               AMORTIZED   % OF    VALUATION   AMORTIZED   AMORTIZED   % OF    VALUATION   AMORTIZED
                                COST(1)    TOTAL   ALLOWANCE     COST       COST(1)    TOTAL   ALLOWANCE     COST
                               ---------   -----   ---------   ---------   ---------   -----   ---------   ---------
                                                                   (IN MILLIONS)
Performing...................   $7,723      98.6%     $ 9         0.1%      $7,635      99.0%     $ 8         0.1%
Restructured.................       14       0.2       --          --%          36       0.5       --          --%
Potentially delinquent.......       15       0.2       --          --%           3        --        1        33.3%
Delinquent or under
  foreclosure................       82       1.0        8         9.8%          37       0.5        2         5.4%
                                ------     -----      ---                   ------     -----      ---
  Total......................   $7,834     100.0%     $17         0.2%      $7,711     100.0%     $11         0.1%
                                ======     =====      ===                   ======     =====      ===

---------------

(1) Amortized cost is equal to carrying value before valuation allowances.

     The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2006
                                                              ----------------
                                                               (IN MILLIONS)
Balance, beginning of period................................        $11
Additions...................................................          8
Deductions..................................................         (2)
                                                                    ---
Balance, end of period......................................        $17
                                                                    ===

     Consumer Loans. Consumer loans consist of residential mortgages and auto loans.

  REAL ESTATE AND REAL ESTATE JOINT VENTURES

     The Company's real estate and real estate joint venture investments consist of commercial properties located primarily in the United States. At June 30, 2006 and December 31, 2005, the carrying value of the Company's real estate, real estate joint ventures and real estate held-for-sale was $4,786 million and $4,665 million, respectively. The Company's real estate and real estate joint venture investments represent 1.5% of total cash and invested assets at both June 30, 2006 and December 31, 2005. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company's equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company's real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

                                                            JUNE 30, 2006         DECEMBER 31, 2005
                                                        ---------------------   ---------------------
                                                        CARRYING                CARRYING
TYPE                                                     VALUE     % OF TOTAL    VALUE     % OF TOTAL
------------------------------------------------------  --------   ----------   --------   ----------
                                                                        (IN MILLIONS)
Real estate held-for-investment.......................   $3,575       74.7%      $3,426       73.4%
Real estate joint ventures held-for-investment........      923       19.3          926       19.9
Foreclosed real estate held-for-investment............        9        0.2            4        0.1
                                                         ------      -----       ------      -----
                                                          4,507       94.2        4,356       93.4
                                                         ------      -----       ------      -----
Real estate held-for-sale.............................      279        5.8          309        6.6
Foreclosed real estate held-for-sale..................       --         --           --         --
                                                         ------      -----       ------      -----
                                                            279        5.8          309        6.6
                                                         ------      -----       ------      -----
Total real estate, real estate joint ventures and real
  estate held-for-sale................................   $4,786      100.0%      $4,665      100.0%
                                                         ======      =====       ======      =====

     The Company's carrying value of real estate held-for-sale, including real estate acquired upon foreclosure of commercial and agricultural mortgage loans, in the amounts of $279 million and $309 million at June 30, 2006 and December 31, 2005, respectively, have been reduced by impairments of $9 million and $0 million, respectively, at June 30, 2006 and December 31, 2005.

     The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

     Certain of the Company's investments in real estate joint ventures meet the definition of a variable interest entity ("VIE") under FIN No. 46, Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision ("FIN 46(r)"). See "-- Investments -- Variable Interest Entities."

     In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. Net investment income on One Madison Avenue and 200 Park Avenue was $4 million and $1 million, respectively, for the three months ended June 30, 2005 and $15 million and $17 million, respectively, for the six months ended June 30, 2005 and is included in income from discontinued operations. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

  OTHER LIMITED PARTNERSHIP INTERESTS

     The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $4,805 million and $4,276 million at June 30, 2006 and December 31, 2005, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership's operating and financial policies, does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership's operating and financial policies. The Company's investments in other limited partnerships represented 1.5% and 1.4% of cash and invested assets at June 30, 2006 and December 31, 2005, respectively.

     Some of the Company's investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See "-- Investments -- Variable Interest Entities."

  OTHER INVESTED ASSETS

     The Company's other invested assets consist principally of leveraged leases of $1,076 million and $1,081 million, funds withheld at interest of $3,629 million and $3,492 million, and derivative revaluation gains of $2,471 million and $2,023 million at June 30, 2006 and December 31, 2005, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also includes derivative revaluation gains and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company's other invested assets represented 3.0% and 2.6% of cash and invested assets at June 30, 2006 and December 31, 2005, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company enters into income generation and replication synthetic asset transactions as permitted by its insurance subsidiaries' Derivatives Use Plans approved by the applicable state insurance departments.

     The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

                                      JUNE 30, 2006                    DECEMBER 31, 2005
                            ---------------------------------   -------------------------------
                                         CURRENT MARKET OR                  CURRENT MARKET OR
                                             FAIR VALUE                         FAIR VALUE
                            NOTIONAL   ----------------------   NOTIONAL   --------------------
                             AMOUNT    ASSETS    LIABILITIES     AMOUNT    ASSETS   LIABILITIES
                            --------   ------   -------------   --------   ------   -----------
                                                       (IN MILLIONS)
Interest rate swaps.......  $ 18,585   $  710      $  432       $20,444    $  653     $   69
Interest rate floors......    41,237      243          --        10,975       134         --
Interest rate caps........    34,588      309          --        27,990       242         --
Financial futures.........     1,355        5          13         1,159        12          8
Foreign currency swaps....    17,163      681       1,169        14,274       527        991
Foreign currency
  forwards................     3,556       60          45         4,622        64         92
Options...................       968      403           4           815       356          6
Financial forwards........     3,811       34          26         2,452        13          4
Credit default swaps......     6,569        4          10         5,882        13         11
Synthetic GICs............     3,718       --          --         5,477        --         --
Other.....................       250       22          --           250         9         --
                            --------   ------      ------       -------    ------     ------
  Total...................  $131,800   $2,471      $1,699       $94,340    $2,023     $1,181
                            ========   ======      ======       =======    ======     ======

     The above table does not include notional values for equity futures, equity financial forwards, and equity options. At June 30, 2006 and December 31, 2005, the Company owned 1,639 and 3,305 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At both June 30, 2006 and December 31, 2005, the Company owned 213,000 equity financial forwards. Equity financial forwards market values are included in financial forwards in the preceding table. At June 30, 2006 and December 31, 2005, the Company owned 74,506,808 and 4,720,254 equity options, respectively. Equity options market values are included in options in the preceding table.

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

     The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $329 million and $195 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $430 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2006 and December 31, 2005, none of the collateral had been sold or repledged.

     As of June 30, 2006 and December 31, 2005, the Company provided collateral of $216 million and $4 million, respectively, which is included in other assets in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

  VARIABLE INTEREST ENTITIES

     The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company's consolidated financial statements at June 30, 2006; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

                                                               JUNE 30, 2006
                                             -------------------------------------------------
                                               PRIMARY BENEFICIARY     NOT PRIMARY BENEFICIARY
                                             -----------------------   -----------------------
                                                           MAXIMUM                   MAXIMUM
                                               TOTAL     EXPOSURE TO     TOTAL     EXPOSURE TO
                                             ASSETS(1)     LOSS(2)     ASSETS(1)     LOSS(2)
                                             ---------   -----------   ---------   -----------
                                                               (IN MILLIONS)
Asset-backed securitizations and
  collateralized debt obligations..........    $ --          $--        $ 2,998      $  355
Real estate joint ventures(3)..............      13           11            192          17
Other limited partnerships(4)..............     132           50         13,335       1,616
Other investments(5).......................      --           --          4,538         303
                                               ----          ---        -------      ------
  Total....................................    $145          $61        $21,063      $2,291
                                               ====          ===        =======      ======

---------------

(1) The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at June 30, 2006. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company's balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

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

  SECURITIES LENDING

     The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $45,897 million and $32,068 million and an estimated fair value of $45,129 million and $32,954 million were on loan under the program at June 30, 2006 and December 31, 2005, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $46,283 million and $33,893 million at June 30, 2006 and December 31, 2005, respectively. Securities loaned transactions are accounted for as financing arrangements on the Company's consolidated balance sheets and consolidated statements of cash flows and the income and expenses associated with the program are reported in net investment income as investment income and investment expenses, respectively. Security collateral of $126 million and $207 million, respectively, at June 30, 2006 and December 31, 2005 on deposit from customers in connection with the securities lending transactions may not be sold or repledged and is not reflected in the consolidated financial statements.

  SEPARATE ACCOUNTS

     The Company had $132.8 billion and $127.9 billion held in its separate accounts, for which the Company does not bear investment risk, as of June 30, 2006 and December 31, 2005, respectively. The Company manages each separate account's assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company's general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

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

     The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. As disclosed in the 2005 Annual Report, the Company uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

     The Company's management processes for measuring, managing and monitoring market risk remain as described in the 2005 Annual Report. Some of those processes utilize interim manual reporting and estimation techniques when the Company integrates newly acquired operations.

RISK MEASUREMENT: SENSITIVITY ANALYSIS

     The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at June 30, 2006 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife's market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

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

     - the re-estimation of prepayment rates on mortgage-backed securities for each 10% change (increase or decrease) in interest rates; and

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

     The table below illustrates the potential loss in fair value of the Company's interest rate sensitive financial instruments at June 30, 2006. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company's equity price sensitive positions at June 30, 2006 is set forth in the table below.

     The potential loss in fair value for each market risk exposure of the Company's portfolio, at June 30, 2006 was:

                                                               JUNE 30, 2006
                                                              ----------------
                                                               (IN MILLIONS)
Non-trading:
  Interest rate risk........................................       $7,113
  Equity price risk.........................................       $  772
  Foreign currency exchange rate risk.......................       $  588
Trading:
  Interest rate risk........................................       $   11

     The table below provides additional detail regarding the potential loss in fair value of the Company's non-trading interest sensitive financial instruments at June 30, 2006 by type of asset or liability.

                                                                      AS OF JUNE 30, 2006
                                                              ------------------------------------
                                                                                       ASSUMING A
                                                                                      10% INCREASE
                                                              NOTIONAL                IN THE YIELD
                                                               AMOUNT    FAIR VALUE      CURVE.
                                                              --------   ----------   ------------
                                                                         (IN MILLIONS)
ASSETS
  Fixed maturities..........................................              $237,093      $(6,760)
  Equity securities.........................................                 3,202           --
  Mortgage and consumer loans...............................                38,521         (838)
  Policy loans..............................................                10,065         (329)
  Short-term investments....................................                 4,067           (9)
  Cash and cash equivalents.................................                 4,126           --
  Mortgage loan commitments.................................  $ 4,190          (13)          (6)
                                                                                        -------
     Total assets...........................................                            $(7,942)
                                                                                        -------


LIABILITIES
  Policyholder account balances.............................              $105,939      $   857
  Short-term debt...........................................                 2,253           --
  Long-term debt............................................                10,563          387
  Junior subordinated debt securities underlying common
     equity units...........................................                 2,004           28
  Shares subject to mandatory redemption....................                   221           --
  Payables for collateral under securities loaned and other
     transactions...........................................                46,612           --
                                                                                        -------
     Total liabilities......................................                            $ 1,272
                                                                                        -------
OTHER
  Derivative instruments (designated hedges or otherwise)
     Interest rate swaps....................................  $18,585     $    278      $  (159)
     Interest rate floors...................................   41,237          243          (85)
     Interest rate caps.....................................   34,588          309          101
     Financial futures......................................    1,355           (8)         (51)
     Foreign currency swaps.................................   17,163         (488)        (249)
     Foreign currency forwards..............................    3,556           15           --
     Options................................................      968          399           --
     Financial forwards.....................................    3,811            8           --
     Credit default swaps...................................    6,569           (6)          --
     Synthetic GICs.........................................    3,718           --           --
     Other..................................................      250           22           --
                                                                                        -------
          Total other.......................................                            $  (443)
                                                                                        -------
NET CHANGE..................................................                            $(7,113)
                                                                                        =======

     This quantitative measure of risk has increased by $1,590 million, or 29%, at June 30, 2006, from $5,523 million at December 31, 2005. The primary reason for the increase is an overall increase in the yield curve of approximately $1,260 million, an increase in asset growth of approximately $230 million, an increase in derivative use of approximately $190 million, and offset by a decrease in the asset duration and other of approximately $90 million.

ITEM 4.  CONTROLS AND PROCEDURES

     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

     There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company's consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2006.

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

     Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits or other proceedings relating to the sale of mutual funds and other products, have been brought. As of June 30, 2006, there are approximately 324 sales practices litigation matters pending against Metropolitan Life; approximately 45 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, "New England"); approximately 45 sales practices litigation matters pending against General American; and approximately 29 sales practices litigation matters pending against Walnut Street Securities, Inc. ("Walnut Street"). In addition, similar litigation matters are pending against MetLife Securities, Inc. ("MSI"). Metropolitan Life, New England, General American, MSI and Walnut Street continue to defend themselves vigorously against these litigation matters. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or have gone to trial. The outcomes of trials have varied, and appeals are pending in several matters. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys' fees. Additional litigation relating to the Company's marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

     The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

  Asbestos-Related Claims

     Metropolitan Life received approximately 18,500 asbestos-related claims in 2005. During the six months ended June 30, 2006 and 2005, Metropolitan Life received approximately 3,886 and 9,110 asbestos-related claims, respectively.

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

     Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to the performance of the Standard & Poor's 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004, 2005 and 2006 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims, $15.1 million with respect to 2004 claims, $12.7 million with respect to 2005 claims and estimated as of June 30, 2006, to be approximately $91.8 million in the aggregate, including future years.

  Property and Casualty Actions

     A number of lawsuits are pending against MPC (in Louisiana and in Missouri) relating to Hurricane Katrina including purported class actions. It is reasonably possible other actions will be filed. The Company intends to vigorously defend these matters.

  Demutualization Actions

     Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life's plan of reorganization, as amended (the "plan") and the adequacy and accuracy of Metropolitan Life's disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the "Superintendent") and the underwriters for MetLife, Inc.'s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State court granted the defendants' motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court's order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On May 2, 2006, the trial court issued a decision granting plaintiffs' motion to certify a litigation class with respect to their claim that defendants violated section 7312 of the New York Insurance Law, but finding that plaintiffs had not met the requirements for certifying a class with respect to a fraud claim. Defendants have a right to appeal this decision. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class action seek compensatory relief and punitive damages. Five persons brought a proceeding under Article 78 of New York's Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners sought to vacate the Superintendent's Opinion and Decision and enjoin him from granting final approval of the plan. On November 10, 2005, the trial court granted respondents' motions to dismiss this proceeding. Petitioners have filed a notice of appeal. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants' motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants' motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants' motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs' claims and are contesting vigorously all of the plaintiffs' claims in these actions.

     On April 30, 2004, a lawsuit was filed in New York state court in New York County against the Holding Company and Metropolitan Life on behalf of a proposed class comprised of the settlement class in the Metropolitan Life sales practices class action settlement approved in December 1999 by the United States District Court for the Western District of Pennsylvania. In their amended complaint, plaintiffs challenged the treatment of the cost of the sales practices settlement in the demutualization of Metropolitan Life and asserted claims of breach of fiduciary duty, common law fraud, and unjust enrichment. In an order dated July 13, 2005, the court granted the defendants' motion to dismiss the action. On June 26, 2006, the appellate court affirmed the trial court's order dismissing the action.

  Other

     A putative class action which commenced in October 2000 is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses' employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life's motion for summary judgment was granted. Plaintiffs moved for reconsideration. Plaintiffs' motion for reconsideration was denied. Plaintiffs have filed an appeal to the United States Court of Appeals for the District of Columbia Circuit.

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

     The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of "fictitious" or "inflated" quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a "fictitious" or "inflated" quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife's awareness of any "sham" bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received two subpoenas from the District Attorney of the County of San Diego, California. The subpoenas seek numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker, Universal Life Resources. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. On or about May 16, 2006, the Oklahoma Insurance Department apprised Metropolitan Life Insurance Company that it had concluded its Limited Market Conduct Examination without issuing a report. The Ohio Department of Insurance has requested documents regarding a broker and certain Ohio public entity groups. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

     Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to four. In one of these, the California Insurance Commissioner is suing in California state court Metropolitan Life and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Another of these actions is pending in a multi-district proceeding established in the federal district court in the District of New Jersey. In this proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several other insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company is defending these cases vigorously.

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

     In February 2006, the SEC commenced a formal investigation of New England Securities Corporation ("NES") in connection with the suitability of its sales of variable universal life insurance policies. The Company believes that others in the insurance industry are the subject of similar investigations by the SEC. NES is cooperating fully with the SEC.

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

     A former registered representative of Tower Square Securities, Inc. ("Tower Square"), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, formerly The Travelers Insurance Company, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The

Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to defend itself vigorously in all such cases. In an unrelated matter, the NASD has made a preliminary determination that Tower Square violated certain NASD rules relating to supervisory procedures, documentation and compliance with the firm's anti-money laundering program. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

     Metropolitan Life also has been named as a defendant in numerous silicosis, welding and mixed dust cases pending in various state or federal courts. The Company intends to defend itself vigorously against these cases.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Purchases of Common Stock made by or on behalf of the Holding Company or its affiliates during the three months ended June 30, 2006 are set forth below:

                                                                                      (D) MAXIMUM NUMBER
                                                            (C) TOTAL NUMBER OF     (OR APPROXIMATE DOLLAR
                                                            SHARES PURCHASED AS        VALUE) OF SHARES
                           (A) TOTAL NUMBER   (B) AVERAGE     PART OF PUBLICLY          THAT MAY YET BE
                              OF SHARES       PRICE PAID         ANNOUNCED         PURCHASED UNDER THE PLANS
PERIOD                       PURCHASED(1)      PER SHARE    PLANS OR PROGRAMS(2)          OR PROGRAMS
------                     ----------------   -----------   --------------------   -------------------------
April 1 --
  April 30, 2006.........          --           $   --               --                  $716,206,611
May 1 --
  May 31, 2006...........          --           $   --               --                  $716,206,611
June 1 --
  June 30, 2006..........       2,659           $50.56               --                  $716,206,611
                                -----
Total....................       2,659           $50.56               --                  $716,206,611
                                =====                               ===

---------------

(1) During the periods April 1- April 30, 2006, May 1- May 31, 2006 and June 1-June 30, 2006, separate account affiliates of the Holding Company purchased 0 shares, 0 shares and 2,659 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by this is incorporated herein by reference to
Part II, Item 4, "Submission of Matters to a Vote of Security Holders" in MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

  Employees

     The Company disclosed in Part I, Item 1 of its 2005 Annual Report that it employed approximately 65,500 employees. Included in this figure were certain agents who would not be considered employees under local statutes and regulations in foreign jurisdictions and certain other employees. Accordingly, the Company has revised the reported count of employees as of December 31, 2005 to approximately 46,000. The manner in which MetLife counts employees has been modified, but the composition of the MetLife workforce has not changed.

  Amendments to Benefit Plans

     On August 7, 2006, Metropolitan Life amended the MetLife Plan for Transition Assistance for Officers (the "MPTA") to eliminate the requirement that employees be notified by June 30, 2006 of their impending discontinuance in order to receive limited additional age and service credit for certain benefit purposes should their discontinuance with MPTA eligibility occur by December 31, 2006. Also on August 7, 2006, Metropolitan Life amended the MPTA to provide certain benefits to employees who are discontinued as a result of a transaction affecting Metropolitan Life's MetLife Retirement Plans division. Officers of certain affiliates of the Company, some of whom are officers of the Company, are eligible to participate in the MPTA if their employment is discontinued due to job elimination and certain other circumstances. The foregoing description of the amendments to the MPTA is not complete and is qualified in its entirety by reference to the complete text of the MPTA, which, as in effect prior to the amendments discussed above, is filed as Exhibit 10.4 to the Form 10-Q of MetLife, Inc. for the quarter ended September 30, 2004, as amended by Amendment Number Ten and Amendment Number Eleven to the MPTA, filed as Exhibits 10.55 and 10.56, respectively, to the 2005 Annual Report, and the August 7, 2006 amendments discussed above, which are filed as Exhibits 10.1 and 10.2, respectively, hereto, each of which are incorporated herein by reference.

     On August 7, 2006, Metropolitan Life amended and restated the MetLife Auxiliary Pension Plan (the "Auxiliary Plan") to comply with Internal Revenue Code Section 409A, which requires the Auxiliary Plan to state a default time and form of payment of benefits and to conform to certain other terms, and to memorialize the crediting of interest on deferred installment payments. Employees of certain affiliates of the Company, some of whom are officers of the Company, are eligible to participate in the Auxiliary Plan if their annual compensation exceeds the limitations in Internal Revenue Code Section 401(a)(17) or if they voluntarily deferred salary or incentive compensation. The foregoing description is not complete and is qualified in its entirety by reference to the complete text of the Auxiliary Plan, which is filed as Exhibit 10.3 hereto, and which is incorporated herein by reference.

ITEM 6.  EXHIBITS

10.1   Amendment Number Twelve, dated August 7, 2006, to the
       MetLife Plan for Transition Assistance for Officers, dated
       January 7, 2000, as amended (the "MPTA")

10.2   Amendment Number Thirteen to the MPTA, dated August 7, 2006

10.3 MetLife Auxiliary Pension Plan dated August 7, 2006 (as amended and restated, effective June 30, 2006)

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

Date: August 8, 2006

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
 10.1     Amendment Number Twelve, dated August 7, 2006, to the
          MetLife Plan for Transition Assistance for Officers, dated
          January 7, 2000, as amended (the "MPTA")

 10.2     Amendment Number Thirteen to the MPTA, dated August 7, 2006

 10.3 MetLife Auxiliary Pension Plan dated August 7, 2006 (as amended and restated, effective June 30, 2006)

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