Form 10-Q
period 2006-09-30
METLIFE INC
filed 2006-11-08
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-15787

MetLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4075851 (I.R.S. Employer Identification No.)

200 Park Avenue, New York, NY (Address of principal executive offices)	10166-0188 (Zip Code)

(212) 578-2211
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At November 1, 2006, 760,233,523 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife, Inc. and its subsidiaries, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on MetLife, Inc. and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I — Financial Information

Item 1.	Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005
(In millions, except share and per share data)

	September 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $237,558 and $223,926, respectively)	$242,356	$230,050
Trading securities, at fair value (cost: $772 and $830, respectively)	780	825
Equity securities available-for-sale, at fair value (cost: $2,817 and $3,084, respectively)	3,177	3,338
Mortgage and consumer loans	40,141	37,190
Policy loans	10,115	9,981
Real estate and real estate joint ventures held-for-investment	4,422	3,910
Real estate held-for-sale	509	755
Other limited partnership interests	4,686	4,276
Short-term investments	5,839	3,306
Other invested assets	9,194	8,078

Total investments	321,219	301,709
Cash and cash equivalents	5,924	4,018
Accrued investment income	3,380	3,036
Premiums and other receivables	14,494	12,186
Deferred policy acquisition costs and value of business acquired	20,565	19,641
Current income tax recoverable	170	—
Goodwill	4,916	4,797
Other assets	8,244	8,389
Separate account assets	137,274	127,869

Total assets	$516,186	$481,645

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$125,614	$123,204
Policyholder account balances	131,898	128,312
Other policyholder funds	9,100	8,331
Policyholder dividends payable	1,004	917
Policyholder dividend obligation	1,077	1,607
Short-term debt	1,706	1,414
Long-term debt	10,711	9,888
Junior subordinated debt securities underlying common equity units	2,134	2,134
Shares subject to mandatory redemption	278	278
Current income taxes payable	—	69
Deferred income taxes payable	2,319	1,706
Payables for collateral under securities loaned and other transactions	48,082	34,515
Other liabilities	13,379	12,300
Separate account liabilities	137,274	127,869

Total liabilities	484,576	452,544

Contingencies, commitments and guarantees (Note 7)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued at September 30, 2006 and December 31, 2005; 759,982,765 shares outstanding at September 30, 2006 and 757,537,064 shares outstanding at December 31, 2005	8	8
Additional paid-in capital	17,397	17,274
Retained earnings	13,195	10,865
Treasury stock, at cost; 26,783,899 shares at September 30, 2006 and 29,229,600 shares at December 31, 2005	(878)	(959)
Accumulated other comprehensive income (loss)	1,887	1,912

Total stockholders’ equity	31,610	29,101

Total liabilities and stockholders’ equity	$516,186	$481,645

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months Ended and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Premiums	$6,577	$6,514	$19,433	$18,514
Universal life and investment-type product policy fees	1,188	1,112	3,548	2,716
Net investment income	4,193	4,064	12,594	10,713
Other revenues	339	348	1,002	948
Net investment gains (losses)	254	(50)	(1,074)	268

Total revenues	12,551	11,988	35,503	33,159

Expenses
Policyholder benefits and claims	6,712	6,837	19,448	19,018
Interest credited to policyholder account balances	1,352	1,149	3,839	2,764
Policyholder dividends	422	426	1,268	1,261
Other expenses	2,751	2,615	7,794	6,591

Total expenses	11,237	11,027	32,349	29,634

Income from continuing operations before provision for income taxes	1,314	961	3,154	3,525
Provision for income taxes	357	238	855	1,025

Income from continuing operations	957	723	2,299	2,500
Income (loss) from discontinued operations, net of income taxes	76	50	131	1,505

Net income	1,033	773	2,430	4,005
Preferred stock dividends	34	31	100	31

Net income available to common shareholders	$999	$742	$2,330	$3,974

Income from continuing operations available to common shareholders per common share
Basic	$1.21	$0.91	$2.89	$3.31

Diluted	$1.19	$0.90	$2.86	$3.28

Net income available to common shareholders per common share
Basic	$1.31	$0.98	$3.06	$5.33

Diluted	$1.29	$0.97	$3.03	$5.28

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2006 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Income (Loss)
						Net	Foreign	Minimum
			Additional		Treasury	Unrealized	Currency	Pension
	Preferred	Common	Paid-in	Retained	Stock at	Investment	Translation	Liability
	Stock	Stock	Capital	Earnings	Cost	Gains (Losses)	Adjustment	Adjustment	Total

Balance at January 1, 2006	$1	$8	$17,274	$10,865	$(959)	$1,942	$11	$(41)	$29,101
Treasury stock transactions, net			123		81				204
Dividends on preferred stock				(100)					(100)
Comprehensive income (loss):
Net income				2,430					2,430
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income taxes						(33)			(33)
Unrealized investment gains (losses), net of related offsets and income taxes						(20)			(20)
Foreign currency translation adjustments, net of income taxes							28		28

Other comprehensive income (loss)									(25)

Comprehensive income (loss)									2,405

Balance at September 30, 2006	$1	$8	$17,397	$13,195	$(878)	$1,889	$39	$(41)	$31,610

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2006	2005
Net cash provided by operating activities	$5,876	$4,836

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	83,328	109,484
Equity securities	835	820
Mortgage and consumer loans	5,563	5,582
Real estate and real estate joint ventures	777	3,261
Other limited partnership interests	1,339	801
Purchases of:
Fixed maturities	(97,292)	(122,483)
Equity securities	(634)	(1,049)
Mortgage and consumer loans	(8,541)	(6,957)
Real estate and real estate joint ventures	(943)	(1,319)
Other limited partnership interests	(1,429)	(910)
Net change in short-term investments	(2,534)	1,093
Additional consideration related to purchases of businesses, net of cash received	(115)	—
Purchases of businesses, net of cash received of $0 and $852, respectively	—	(10,154)
Proceeds from sales of businesses, net of cash disposed of $0 and $33, respectively	48	240
Net change in other invested assets	(1,160)	(421)
Other, net	(215)	(136)

Net cash used in investing activities	(20,973)	(22,148)

Cash flows from financing activities
Policyholder account balances:
Deposits	40,870	38,130
Withdrawals	(38,492)	(34,402)
Net change in payables for collateral under securities loaned and other transactions	13,567	10,286
Net change in short-term debt	291	(166)
Long-term debt issued	1,033	3,363
Long-term debt repaid	(232)	(1,188)
Preferred stock issued	—	2,100
Dividends on preferred stock	(100)	(31)
Junior subordinated debt securities issued	—	2,134
Stock options exercised	65	59
Debt and equity issuance costs	(13)	(128)
Other, net	14	(1)

Net cash provided by financing activities	17,003	20,156

Change in cash and cash equivalents	1,906	2,844
Cash and cash equivalents, beginning of period	4,018	4,106

Cash and cash equivalents, end of period	$5,924	$6,950

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$58

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$—

Cash and cash equivalents, from continuing operations, beginning of period	$4,018	$4,048

Cash and cash equivalents, from continuing operations, end of period	$5,924	$6,950

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$493	$287

Income taxes	$474	$1,082

Non-cash transactions during the period:
Business acquisitions:
Assets acquired	$—	$101,743
Less: liabilities assumed	—	89,727

Net assets acquired	$—	$12,016
Less: cash paid	—	11,006

Business acquisitions, common stock issued	$—	$1,010

Business dispositions:
Assets disposed	$—	$366
Less: liabilities disposed	—	269

Net assets disposed	$—	$97
Plus: equity securities received	—	43
Less: cash disposed	—	43

Business disposition, net of cash disposed	$—	$97

Real estate acquired in satisfaction of debt	$6	$1

Accrual for stock purchase contracts related to common equity units	$—	$97

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“Metropolitan Life”). MetLife, Inc. is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its domestic and international subsidiaries and affiliates, MetLife, Inc. offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; (ix) the liability for litigation and regulatory matters; and (x) accounting for employee benefit plans. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 5. Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than minor influence over the partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the partnership’s operations.

Minority interest related to consolidated entities included in other liabilities was $1,450 million and $1,291 million at September 30, 2006 and December 31, 2005, respectively.

Certain amounts in the prior year periods’ unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. See Note 13 for additional information.

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Citigroup’s international insurance businesses (collectively, “Travelers”), which is more fully described in Note 2. The acquisition was accounted for using the purchase method of accounting. Travelers’ assets, liabilities and results of operations were included in the Company’s results beginning July 1, 2005. The accounting policies of Travelers were conformed to those of MetLife upon the acquisition.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2006, its consolidated results of operations for the three months and nine months ended September 30, 2006 and 2005, its consolidated cash flows for the nine months ended September 30, 2006 and 2005, and its consolidated statement of stockholders’ equity for the nine months ended September 30, 2006, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s 2005 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) (“2005 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2005 Annual Report.

Federal Income Taxes

Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

Stock-Based Compensation

Stock-based compensation grants prior to January 1, 2003 were accounted for using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense, if any, was recorded based upon the excess of the quoted market price at grant date over the amount the employee was required to pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options as the exercise price was equivalent to the fair market value at the date of grant. Compensation expense was recognized under the Long-Term Performance Compensation Plan (“LTPCP”), as described more fully in Note 9.

Stock-based awards granted after December 31, 2002 but prior to January 1, 2006 were accounted for on a prospective basis using the fair value accounting method prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). The fair value method of SFAS 123 required compensation expense to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation was accrued over the vesting period of the grant or award, including grants or awards to retirement-eligible employees. As required by SFAS 148, the Company discloses the pro forma impact as if the stock options granted prior to January 1, 2003 had been accounted for using the fair value provisions of SFAS 123 rather than the intrinsic value method prescribed by APB 25. See Note 9.

Effective January 1, 2006, the Company adopted, using the modified prospective transition method, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(r)”), which replaces SFAS 123 and supersedes APB 25. The adoption of SFAS 123(r) did not have a significant impact on the Company’s financial position or results of operations. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. SFAS 123(r) also

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

requires an estimation of future forfeitures of stock-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

Adoption of New Accounting Pronouncements

As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) — including supplemental application guidance issued by the SEC in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) — using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

Under the modified prospective transition method, compensation expense recognized in the nine months ended September 30, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(r).

The adoption of SFAS 123(r) did not have a significant impact on the Company’s financial position or results of operations as all stock-based awards accounted for under the intrinsic value method prescribed by APB 25 had vested prior to the adoption date and the Company had adopted the fair value recognition provisions of SFAS 123 on January 1, 2003. As required by SFAS 148, and carried forward in the provisions of SFAS 123(r), the Company discloses the pro forma impact as if stock-based awards accounted for under APB 25 had been accounted for under the fair value method in Note 9.

SFAS 123 allowed forfeitures of stock-based awards to be recognized as a reduction of compensation expense in the period in which the forfeiture occurred. Upon adoption of SFAS 123(r), the Company changed its policy and now incorporates an estimate of future forfeitures into the determination of compensation expense when recognizing expense over the requisite service period. The impact of this change in accounting policy was not significant to the Company’s financial position or results of operations.

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

Prior to the adoption of SFAS 123(r), the Company presented tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the unaudited interim condensed consolidated statements of cash flows. SFAS 123(r) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified and reported as a financing cash inflow upon adoption of SFAS 123(r).

The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2006, the Company adopted prospectively Emerging Issues Task Force (“EITF”) Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. The adoption of EITF 05-7 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference; and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid-in capital. EITF 05-8 was applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The adoption of EITF 05-8 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective November 9, 2005, the Company prospectively adopted the guidance in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company’s unaudited interim condensed consolidated financial statements.

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) introduced a one-time dividend received deduction on the repatriation of certain

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. During the three months ended September 30, 2005, the Company recorded a $15 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded. As of January 1, 2006, the repatriation provision of the AJCA no longer applies to the Company.

Future Adoption of New Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The Company is currently evaluating the impact of SAB 108 but does not expect that the guidance will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r), (“SFAS 158”). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in their statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which shall be the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) recognition of subsequent changes in funded status as a component of other comprehensive income; (iv) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (v) disclosure of additional information about the effects on the employer’s statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company will adopt SFAS 158 as of December 31, 2006. Had the Company been required to adopt SFAS 158 as of December 31, 2005, the impact would have been a reduction to accumulated comprehensive income within equity of approximately $1.1 billion, net of income taxes, as of that date. The actual effect at adoption will be based on the funded status of the Company’s plans as of December 31, 2006, which will depend upon several factors, principally the return on plan assets during 2006 and December 31, 2006 discount rates.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133; which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The guidance in FSP 13-2 is effective for fiscal years beginning after December 15, 2006. FSP 13-2 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company does not expect adoption to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. The guidance in SOP 05-1 will be applied to internal replacements after the date of adoption. The cumulative effect relating to unamortized DAC, unearned revenue liabilities, and deferred sales inducements that result from the impact on estimated gross profits or margins will be reported as an adjustment to opening retained earnings as of the date of adoption. Based upon the issued standard, the Company did not expect that the adoption of SOP 05-1 would have a material impact on the Company’s consolidated financial statements; however, an expert panel has been formed by the AICPA to evaluate certain implementation issues. The Company is actively monitoring the expert panel discussions. Conclusions reached by the expert panel, or revisions or

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

clarifications to SOP 05-1 issued by the AICPA or FASB could significantly affect the Company’s impact assessment.

2.	Acquisitions and Dispositions

Travelers

On July 1, 2005, the Holding Company completed the acquisition of Travelers for $12.1 billion. The results of Travelers’ operations were included in the Company’s financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company’s core insurance and annuity products and expanded the Company’s presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide the Company with one of the broadest distribution networks in the industry. The initial consideration paid by the Holding Company for the acquisition consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company’s common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. As described more fully below, additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred stock.

The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Travelers be measured at their fair values as of July 1, 2005.

Purchase Price Allocation and Goodwill

The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, as revised, are presented below.

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

The allocation of purchase price was updated as a result of the additional consideration of $118 million, an increase of $20 million in the value of the future policy benefit liabilities and other policyholder funds acquired resulting from the finalization of the evaluation of the Travelers’ underwriting criteria, an increase in equity securities of $24 million resulting from the finalization of the determination of the fair value of such securities, a decrease in other assets and an increase in other liabilities of $1 million and $4 million, respectively, due to the receipt of additional information, and the net impact of aforementioned adjustments increasing deferred income tax

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

assets by $4 million. Goodwill increased by $115 million as a consequence of such revisions to the purchase price and the purchase price allocation.

	As of July 1, 2005
	(In millions)

Sources:
Cash	$4,316
Debt	2,716
Junior subordinated debt securities associated with common equity units	2,134
Preferred stock	2,100
Common stock	1,010

Total sources of funds		$12,276

Uses:
Debt and equity issuance costs		$128
Investment in MetLife Capital Trusts II and III		64
Acquisition costs	116
Purchase price paid to Citigroup	11,968

Total purchase price		12,084

Total uses of funds		$12,276

Total purchase price		$12,084
Net assets acquired from Travelers	$9,412
Adjustments to reflect assets acquired at fair value:
Fixed maturities available-for-sale	(7)
Mortgage and consumer loans	72
Real estate and real estate joint ventures held-for-investment	17
Real estate held-for-sale	22
Other limited partnership interests	51
Other invested assets	201
Premiums and other receivables	1,008
Elimination of historical deferred policy acquisition costs	(3,210)
Value of business acquired	3,780
Value of distribution agreement acquired	645
Value of customer relationships acquired	17
Elimination of historical goodwill	(197)
Net deferred income tax assets	2,102
Other assets	(89)
Adjustments to reflect liabilities assumed at fair value:
Future policy benefits	(4,089)
Policyholder account balances	(1,905)
Other liabilities	(38)

Net fair value of assets and liabilities assumed		7,792

Goodwill resulting from the acquisition		$4,292

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Goodwill resulting from the acquisition has been allocated to the Company’s segments, as well as Corporate & Other, that are expected to benefit from the acquisition as follows:

As of July 1, 2005
(In millions)

Institutional	$916
Individual	2,769
International	201
Corporate & Other	406

Total	$4,292

Of the goodwill of $4.3 billion, approximately $1.6 billion is estimated to be deductible for income tax purposes.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Statement of Net Assets Acquired

The condensed statement of net assets acquired reflects the fair value of Travelers net assets as of July 1, 2005 as follows:

As of July 1, 2005
(In millions)

Assets:
Fixed maturities securities available-for-sale	$44,370
Trading securities	555
Equity securities available-for-sale	641
Mortgage and consumer loans	2,365
Policy loans	884
Real estate and real estate joint ventures held-for-investment	77
Real estate held-for-sale	49
Other limited partnership interests	1,124
Short-term investments	2,801
Other invested assets	1,686

Total investments	54,552

Cash and cash equivalents	844
Accrued investment income	539
Premiums and other receivables	4,886
Value of business acquired	3,780
Goodwill	4,292
Other intangible assets	662
Deferred tax assets	1,091
Other assets	736
Separate account assets	30,799

Total assets acquired	102,181

Liabilities:
Future policy benefits	18,520
Policyholder account balances	36,634
Other policyholder funds	324
Short-term debt	25
Current income taxes payable	66
Other liabilities	3,729
Separate account liabilities	30,799

Total liabilities assumed	90,097

Net assets acquired	$12,084

Restructuring Costs and Other Charges

As part of the integration of Travelers’ operations, management approved and initiated plans to reduce the positions of approximately 1,000 domestic and international Travelers employees, which are expected to be

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

completed by December 2006. The estimate of terminations has not changed. At September 30, 2006 and December 31, 2005, MetLife had accrued restructuring costs of approximately $7 million and $28 million, respectively, which included severance, relocation and outplacement services for Travelers’ employees. During the three months and nine months ended September 30, 2006, the Company made cash payments of approximately $5 million and $21 million, respectively. The estimated total restructuring expenses may change as management continues to execute the approved plan. Decreases to these estimates are recorded as an adjustment to goodwill. Increases to these estimates are recorded as operating expenses thereafter.

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

See Note 13 for information on the dispositions of P.T. Sejahtera (“MetLife Indonesia”) and SSRM Holdings, Inc. (“SSRM”).

3.	Investments

Fixed Maturities and Equity Securities Available-for-Sale

The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

	September 30, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$75,577	$2,087	$1,113	$76,551	31.6%
Residential mortgage-backed securities	53,816	377	432	53,761	22.2
Foreign corporate securities	35,627	1,813	484	36,956	15.2
U.S. Treasury/agency securities	25,663	1,101	186	26,578	11.0
Commercial mortgage-backed securities	17,398	214	161	17,451	7.2
Asset-backed securities	12,983	81	48	13,016	5.4
Foreign government securities	10,971	1,450	37	12,384	5.1
State and political subdivision securities	4,935	208	49	5,094	2.1
Other fixed maturity securities	370	9	33	346	0.1

Total bonds	237,340	7,340	2,543	242,137	99.9
Redeemable preferred stock	218	3	2	219	0.1

Total fixed maturities	$237,558	$7,343	$2,545	$242,356	100.0%

Common stock	$1,791	$357	$32	$2,116	66.6%
Non-redeemable preferred stock	1,026	46	11	1,061	33.4

Total equity securities	$2,817	$403	$43	$3,177	100.0%

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2005
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,339	$2,814	$835	$74,318	32.3%
Residential mortgage-backed securities	47,365	353	472	47,246	20.5
Foreign corporate securities	33,578	1,842	439	34,981	15.2
U.S. Treasury/agency securities	25,643	1,401	86	26,958	11.7
Commercial mortgage-backed securities	17,682	223	207	17,698	7.7
Asset-backed securities	11,533	91	51	11,573	5.0
Foreign government securities	10,080	1,401	35	11,446	5.0
State and political subdivision securities	4,601	185	36	4,750	2.1
Other fixed maturity securities	912	17	41	888	0.4

Total bonds	223,733	8,327	2,202	229,858	99.9
Redeemable preferred stock	193	2	3	192	0.1

Total fixed maturities	$223,926	$8,329	$2,205	$230,050	100.0%

Common stock	$2,004	$250	$30	$2,224	66.6%
Non-redeemable preferred stock	1,080	45	11	1,114	33.4

Total equity securities	$3,084	$295	$41	$3,338	100.0%

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturities and Equity Securities Available-for-Sale

The following tables show the estimated fair value and gross unrealized loss of the Company’s fixed maturities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Less than 12 months		Equal to or Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$20,167	$401	$17,568	$712	$37,735	$1,113
Residential mortgage-backed securities	17,525	121	14,304	311	31,829	432
Foreign corporate securities	9,478	202	7,192	282	16,670	484
U.S. Treasury/agency securities	9,327	88	1,874	98	11,201	186
Commercial mortgage-backed securities	5,445	54	3,926	107	9,371	161
Asset-backed securities	4,186	23	1,137	25	5,323	48
Foreign government securities	1,118	23	465	14	1,583	37
State and political subdivision securities	384	13	481	36	865	49
Other fixed maturity securities	23	17	30	16	53	33

Total bonds	67,653	942	46,977	1,601	114,630	2,543
Redeemable preferred stock	1	—	60	2	61	2

Total fixed maturities	$67,654	$942	$47,037	$1,603	$114,691	$2,545

Equity securities	$342	$29	$189	$14	$531	$43

Total number of securities in an unrealized loss position	8,211		4,821		13,032

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2005
	Less than 12 months		Equal to or Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$29,018	$737	$2,685	$98	$31,703	$835
Residential mortgage-backed securities	31,258	434	1,291	38	32,549	472
Foreign corporate securities	13,185	378	1,728	61	14,913	439
U.S. Treasury/agency securities	7,759	85	113	1	7,872	86
Commercial mortgage-backed securities	10,190	185	685	22	10,875	207
Asset-backed securities	4,709	42	305	9	5,014	51
Foreign government securities	1,203	31	327	4	1,530	35
State and political subdivision securities	1,050	36	16	—	1,066	36
Other fixed maturity securities	319	36	52	5	371	41

Total bonds	98,691	1,964	7,202	238	105,893	2,202
Redeemable preferred stock	77	3	—	—	77	3

Total fixed maturities	$98,768	$1,967	$7,202	$238	$105,970	$2,205

Equity securities	$671	$34	$131	$7	$802	$41

Total number of securities in an unrealized loss position	12,787		932		13,719

Aging of Gross Unrealized Loss for Fixed Maturities and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturities and equity securities at September 30, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

	September 30, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$20,347	$74	$249	$22	4,099	798
Six months or greater but less than nine months	33,344	80	376	24	1,908	4
Nine months or greater but less than twelve months	15,116	6	298	2	1,397	5
Twelve months or greater	48,791	52	1,604	13	4,795	26

Total	$117,598	$212	$2,527	$61	12,199	833

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2005
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$92,512	$213	$1,707	$51	11,441	308
Six months or greater but less than nine months	3,704	5	108	2	456	7
Nine months or greater but less than twelve months	5,006	—	133	—	573	2
Twelve months or greater	7,555	23	240	5	924	8

Total	$108,777	$241	$2,188	$58	13,394	325

As of September 30, 2006, $2,527 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities. As of December 31, 2005, $2,188 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

As of September 30, 2006, $61 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $61 million, $22 million relates to securities that were in an unrealized loss position for a period of less than six months. As of December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million relates to securities that were in an unrealized loss position for a period of less than six months.

The Company held five fixed maturities and equity securities each with a gross unrealized loss at September 30, 2006 of greater than $10 million. These securities represented approximately 4%, or $104 million in the aggregate, of the gross unrealized loss on fixed maturities and equity securities.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As of September 30, 2006 and December 31, 2005, the Company had $2,588 million and $2,246 million, respectively, of gross unrealized loss related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2006	2005

Sector:
U.S. corporates	43%	37%
Residential mortgage-backed	17	21
Foreign corporates	19	20
U.S. Treasury/agency securities	7	4
Commercial mortgage-backed	6	9
Other	8	9

Total	100%	100%

Industry:
Mortgage-backed	23%	30%
Industrial	25	22
Government	9	5
Finance	13	11
Utility	10	6
Other	20	26

Total	100%	100%

The increase in unrealized losses during the nine months ended September 30, 2006 was principally driven by an increase in interest rates as compared to December 31, 2005.

As disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the 2005 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company’s current intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Fixed maturities	$3,599	$3,162	$10,508	$8,120
Equity securities	29	25	78	57
Mortgage and consumer loans	636	613	1,846	1,690
Policy loans	154	151	447	428
Real estate and real estate joint ventures	169	160	556	409
Other limited partnership interests	170	144	634	507
Cash, cash equivalents and short-term investments	140	133	334	302
Other invested assets	126	160	357	331

Total	5,023	4,548	14,760	11,844
Less: Investment expenses	830	484	2,166	1,131

Net investment income	$4,193	$4,064	$12,594	$10,713

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Fixed maturities	$(128)	$(98)	$(921)	$(301)
Equity securities	2	4	60	91
Mortgage and consumer loans	(8)	13	(1)	(6)
Real estate and real estate joint ventures	19	5	97	4
Other limited partnership interests	(9)	16	(15)	36
Derivatives	352	(40)	(209)	353
Other	26	50	(85)	91

Net investment gains (losses)	$254	$(50)	$(1,074)	$268

The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in fair value occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives.

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $20 million and $56 million for the three months and nine months ended September 30, 2006, respectively, and $7 million and $55 million for the three months and nine months ended September 30, 2005, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

At September 30, 2006 and December 31, 2005, trading securities were $780 million and $825 million, respectively, and liabilities associated with the repurchase agreements in the trading securities portfolio, which were included in other liabilities, were approximately $374 million and $460 million, respectively. At September 30, 2006, the Company had pledged $602 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the repurchase agreements in the trading securities portfolio.

As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers’ investment in Tribeca Citigroup Investments Ltd. (“Tribeca”). Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, MetLife was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. At December 31, 2005, approximately $452 million of trading securities were related to Tribeca and approximately $190 million of the repurchase agreements were related to Tribeca. Net investment income related to the trading activities of Tribeca, which includes interest and dividends earned and net realized and unrealized gains (losses), was $0 million and $10 million for the three months ended September 30, 2006 and 2005, respectively, and $12 million and $10 million for the nine months ended September 30, 2006 and 2005, respectively.

During the second quarter of 2006, MetLife’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and, as of June 30, 2006, is accounted for under the equity method of accounting. The equity method investment at September 30, 2006 of $77 million is included in other limited partnership interests. Net investment income related to the Company’s equity method investment in Tribeca was $1 million and $4 million for the three months and nine months ended September 30, 2006, respectively.

During the three months and nine months ended September 30, 2006, excluding Tribeca, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related repurchase agreement liabilities totaled $14 million and $18 million, respectively, and for the three months and nine months ended September 30, 2005, totaled $4 million and $7 million, respectively. Changes in the fair value of such trading securities and repurchase agreement liabilities, excluding Tribeca, totaled $6 million and $3 million for the three months and nine months ended September 30, 2006, respectively, and ($7) million and ($4) million for the three months and nine months ended September 30, 2005, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

	September 30, 2006			December 31, 2005
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$19,785	$655	$157	$20,444	$653	$69
Interest rate floors	42,937	394	—	10,975	134	—
Interest rate caps	35,368	177	—	27,990	242	—
Financial futures	7,538	33	41	1,159	12	8
Foreign currency swaps	18,116	703	1,096	14,274	527	991
Foreign currency forwards	2,843	13	17	4,622	64	92
Options	802	353	5	815	356	6
Financial forwards	3,883	21	15	2,452	13	4
Credit default swaps	6,660	3	11	5,882	13	11
Synthetic GICs	3,748	—	—	5,477	—	—
Other	250	36	—	250	9	—

Total	$141,930	$2,388	$1,342	$94,340	$2,023	$1,181

The above table does not include the notional amounts for equity futures, equity financial forwards, and equity options. At September 30, 2006 and December 31, 2005, the Company owned 2,415 and 3,305 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At September 30, 2006 and December 31, 2005, the Company owned 225,000 and 213,000 equity financial forwards, respectively. Equity financial forwards market values are included in financial forwards in the preceding table. At September 30, 2006 and December 31, 2005, the Company owned 74,600,418 and 4,720,254 equity options, respectively. Equity options market values are included in options in the preceding table.

This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2005 Annual Report.

Hedging

The table below provides a summary of the notional amounts and fair value of derivatives by type of hedge designation at:

	September 30, 2006			December 31, 2005
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$7,285	$152	$76	$4,506	$51	$104
Cash flow	3,837	88	153	8,301	31	505
Foreign operations	1,224	4	68	2,005	13	70
Non-qualifying	129,584	2,144	1,045	79,528	1,928	502

Total	$141,930	$2,388	$1,342	$94,340	$2,023	$1,181

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table provides the settlement payments recorded in income for the:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Qualifying hedges:
Net investment income	$11	$15	$39	$19
Interest credited to policyholder account balances	(43)	5	(84)	17
Other expenses	2	(2)	3	(5)
Non-qualifying hedges:
Net investment gains (losses)	98	19	204	56

Total	$68	$37	$162	$87

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

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Changes in the fair value of derivatives	$(17)	$(3)	$138	$(74)
Changes in the fair value of the items hedged	5	3	(135)	76

Net ineffectiveness of fair value hedging activities	$(12)	$—	$3	$2

All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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

For the three months and nine months ended September 30, 2006, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. For the three months and nine months ended September 30, 2005, the Company recognized net investment gains (losses) of $4 million and ($24) million, respectively, which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and nine months ended September 30, 2006, related to such discontinued cash flow

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

hedges were $0 million and $2 million, respectively, and for the three months and nine months ended September 30, 2005, related to such discontinued cash flow hedges were ($1) million and ($29) million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments.

Presented below is a rollforward of the components of other comprehensive income (loss), before income taxes, related to cash flow hedges:

	Three Months Ended	Nine Months Ended	Year Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	December 31,	September 30,	September 30,
	2006	2006	2005	2005	2005
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(189)	$(142)	$(456)	$(211)	$(456)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(5)	(46)	270	(25)	189
Amounts reclassified to net investment gains (losses)	—	(6)	44	7	38
Amounts reclassified to net investment income	1	2	2	1	2
Amortization of transition adjustment	—	(1)	(2)	—	(1)

Other comprehensive income (loss) balance at the end of the period	$(193)	$(193)	$(142)	$(228)	$(228)

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and nine months ended September 30, 2006 and 2005.

The Company’s consolidated statements of stockholders’ equity for the nine months ended September 30, 2006 and the year ended December 31, 2005 include gains (losses) of ($29) million and ($115) million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At September 30, 2006 and December 31, 2005, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $201 million and $172 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to minimize its exposure to adverse movements in credit; (v) credit default swaps to diversify credit risk exposure to certain portfolios; (vi) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (vii) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (viii) financial forwards to buy and sell securities; (ix) synthetic guaranteed interest contracts (“GICs”) to synthetically create traditional GICs; (x) credit default swaps and total

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

rate of return swaps to synthetically create investments; and (xi) basis swaps to better match the cash flows of assets and related liabilities.

For the three months and nine months ended September 30, 2006, the Company recognized as net investment gains (losses) changes in fair value of $225 million and ($543) million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and nine months ended September 30, 2005, the Company recognized as net investment gains (losses) changes in fair value of ($127) million and $303 million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months and nine months ended September 30, 2006, the Company recorded changes in fair value of $11 million and ($5) million, respectively, as policyholder benefits and claims related to derivatives that do not qualify for hedge accounting. For the three months and nine months ended September 30, 2005, the Company recorded changes in fair value of ($16) million and ($5) million, respectively, as policyholder benefits and claims related to derivatives that do not qualify for hedge accounting. For the three months and nine months ended September 30, 2006, the Company recorded changes in fair value of ($10) million and ($29) million, respectively, as net investment income related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting. The Company had no economic hedges of equity method investments in joint ventures for the three months and nine months ended September 30, 2005.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and modified coinsurance contracts. The fair value of the Company’s embedded derivative assets was $106 million and $50 million at September 30, 2006 and December 31, 2005, respectively. The fair value of the Company’s embedded derivative liabilities was $5 million and $45 million at September 30, 2006 and December 31, 2005, respectively. The amounts recorded and included in net investment gains (losses) during the three months and nine months ended September 30, 2006 were gains (losses) of $22 million and $96 million, respectively, and during the three months and nine months ended September 30, 2005 were gains (losses) of $63 million and $65 million, respectively.

Credit Risk

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $441 million and $195 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $477 million and $427 million, respectively, which are held in separate

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2006 and December 31, 2005, none of the collateral had been sold or repledged.

As of September 30, 2006 and December 31, 2005, the Company provided collateral of $121 million and $4 million, respectively, which is included in other assets in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

5.	Closed Block

On April 7, 2000, (the “date of demutualization”), Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance (the “Superintendent”) approving Metropolitan Life’s plan of reorganization, as amended (the “plan”). On the date of demutualization, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Liabilities and assets designated to the closed block were as follows:

	September 30,	December 31,
	2006	2005
	(In millions)

Closed Block Liabilities
Future policy benefits	$42,878	$42,759
Other policyholder funds	283	257
Policyholder dividends payable	763	693
Policyholder dividend obligation	1,077	1,607
Payables for collateral under securities loaned and other transactions	6,073	4,289
Other liabilities	293	200

Total closed block liabilities	51,367	49,805

Assets Designated to the Closed Block
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $29,749 and $27,892, respectively)	30,772	29,270
Trading securities, at fair value (cost: $0 and $3, respectively)	—	3
Equity securities available-for-sale, at fair value (cost: $1,205 and $1,180, respectively)	1,437	1,341
Mortgage loans on real estate	7,777	7,790
Policy loans	4,181	4,148
Short-term investments	93	41
Other invested assets	643	477

Total investments	44,903	43,070
Cash and cash equivalents	595	512
Accrued investment income	489	506
Deferred income taxes	787	902
Premiums and other receivables	173	270

Total assets designated to the closed block	46,947	45,260

Excess of closed block liabilities over assets designated to the closed block	4,420	4,545

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains, net of deferred income taxes of $452 and $554, respectively	803	985
Unrealized derivative gains (losses), net of deferred income tax benefit of ($19) and ($17), respectively	(33)	(31)
Allocated to policyholder dividend obligation, net of deferred income tax benefit of ($387) and ($538), respectively	(690)	(954)

Total amounts included in accumulated other comprehensive income (loss)	80	—

Maximum future earnings to be recognized from closed block assets and liabilities	$4,500	$4,545

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2006	2005
	(In millions)

Balance at beginning of period	$1,607	$2,243
Impact on revenues, net of expenses and income taxes	(115)	(9)
Change in unrealized investment and derivative gains (losses)	(415)	(627)

Balance at end of period	$1,077	$1,607

Closed block revenues and expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues
Premiums	$706	$735	$2,134	$2,211
Net investment income and other revenues	575	574	1,747	1,785
Net investment gains (losses)	(4)	29	(119)	41

Total revenues	1,277	1,338	3,762	4,037

Expenses
Policyholder benefits and claims	830	852	2,518	2,529
Policyholder dividends	372	371	1,104	1,098
Change in policyholder dividend obligation	—	(16)	(115)	19
Other expenses	60	65	187	199

Total expenses	1,262	1,272	3,694	3,845

Revenues, net of expenses before income taxes	15	66	68	192
Income taxes	5	22	23	67

Revenues, net of expenses and income taxes	$10	$44	$45	$125

The change in maximum future earnings of the closed block was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Balance at end of period	$4,500	$4,587	$4,500	$4,587
Balance at beginning of period	4,510	4,631	4,545	4,712

Change during period	$(10)	$(44)	$(45)	$(125)

Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the plan. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Debt

On June 28, 2006, Timberlake Financial L.L.C., a subsidiary of Reinsurance Group of America, Incorporated (“RGA”), completed an offering of $850 million of Series A Floating Rate Insured Notes due June 2036, which is included in the Company’s long-term debt. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base margin, payable monthly. The notes represent senior, secured indebtedness of Timberlake Financial, L.L.C. with no recourse to RGA or its other subsidiaries. Up to $150 million of additional notes may be offered in the future. The proceeds of the offering will provide long-term collateral to support Regulation Triple X reserves on approximately 1.5 million term life insurance policies with guaranteed level premium periods reinsured by RGA Reinsurance Company, a U.S. subsidiary of RGA.

RGA repaid a $100 million 7.25% senior note which matured on April 1, 2006.

MetLife Bank, National Association (“MetLife Bank” or “MetLife Bank, N.A.”) is a member of the Federal Home Loan Bank of New York (the “FHLB of NY”). See Note 7 for a description of the Company’s liability for repurchase agreements with the FHLB of NY as of September 30, 2006 and December 31, 2005, which is included in long-term debt.

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

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses’ testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2006.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Sales Practices Claims

Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company, with which Metropolitan Life merged in 1996 (“New England Mutual”), and General American Life Insurance Company, which was acquired in 2000 (“General American”), have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits generally are referred to as “sales practices claims.”

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

Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits or other proceedings relating to the sale of mutual funds and other products, have been brought. As of September 30, 2006, there are approximately 311 sales practices litigation matters pending against Metropolitan Life; approximately 41 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, “New England”); approximately 45 sales practices litigation matters pending against General American; and approximately 24 sales practices litigation matters pending against Walnut Street Securities, Inc. (“Walnut Street”). In addition, similar litigation matters are pending against MetLife Securities, Inc. (“MSI”). Metropolitan Life, New England, General American, MSI and Walnut Street continue to defend themselves vigorously against these litigation matters. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or have gone to trial. The outcomes of trials have varied, and appeals are pending in several matters. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

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

Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life’s, New England’s, General American’s, MSI’s or Walnut Street’s sales of individual life insurance policies, annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

Asbestos-Related Claims

Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. Metropolitan Life has

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. Rather, these lawsuits principally have been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life’s employees during the period from the 1920’s through approximately the 1950’s and have alleged that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life believes that it should not have legal liability in such cases.

Legal theories asserted against Metropolitan Life have included negligence, intentional tort claims and conspiracy claims concerning the health risks associated with asbestos. Although Metropolitan Life believes it has meritorious defenses to these claims, and has not suffered any adverse monetary judgments in respect of these claims, due to the risks and expenses of litigation, almost all past cases have been resolved by settlements. Metropolitan Life’s defenses (beyond denial of certain factual allegations) to plaintiffs’ claims include that: (i) Metropolitan Life owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs cannot demonstrate justifiable detrimental reliance; and (iii) plaintiffs cannot demonstrate proximate causation. In defending asbestos cases, Metropolitan Life selects various strategies depending upon the jurisdictions in which such cases are brought and other factors which, in Metropolitan Life’s judgment, best protect Metropolitan Life’s interests. Strategies include seeking to settle or compromise claims, motions challenging the legal or factual basis for such claims or defending on the merits at trial. Since 2002, trial courts in California, Utah, Georgia, New York, Texas, and Ohio granted motions dismissing claims against Metropolitan Life on some or all of the above grounds. Other courts have denied motions brought by Metropolitan Life to dismiss cases without the necessity of trial. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. Metropolitan Life intends to continue to exercise its best judgment regarding settlement or defense of such cases, including when trials of these cases are appropriate.

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

Bankruptcies of other companies involved in asbestos litigation, as well as advertising by plaintiffs’ asbestos lawyers, may be resulting in an increase in the cost of resolving claims and could result in an increase in the number of trials and possible adverse verdicts Metropolitan Life may experience. Plaintiffs are seeking additional funds from defendants, including Metropolitan Life, in light of such bankruptcies by certain other defendants. In addition, publicity regarding legislative reform efforts may result in an increase or decrease in the number of claims.

As reported in the 2005 Annual Report, Metropolitan Life received approximately 18,500 asbestos-related claims in 2005. During the nine months ended September 30, 2006 and 2005, Metropolitan Life received approximately 6,384 and 12,100 asbestos-related claims, respectively.

See Note 12 of Notes to Consolidated Financial Statements included in the 2005 Annual Report for historical information concerning asbestos claims and MetLife’s increase of its recorded liability at December 31, 2002.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that the Company’s total exposure to asbestos claims may be greater than the liability recorded by the Company in its unaudited interim condensed consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s consolidated financial position.

During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by Metropolitan Life in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company’s operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company’s liquidity.

Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004, 2005 and 2006 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims, $15.1 million with respect to 2004 claims, $12.7 million with respect to 2005 claims and estimated as of September 30, 2006, to be approximately $73.5 million in the aggregate, including future years.

Property and Casualty Actions

A purported class action has been filed against Metropolitan Property and Casualty Insurance Company’s (“MPC”) subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Two purported nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. The court recently granted MPC’s motion to dismiss the fraud claim in the second suit. A motion for class certification has been filed and briefed.

A purported class action has been filed against MPC in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

identified in insureds’ motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that aggregation is required. The court has approved a settlement of this action and the administration of claims has been substantially concluded. MPC has recorded a liability in an amount the Company believes is adequate to resolve the claims underlying this matter. The amount to be paid will not be material to MPC. Certain plaintiffs’ lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. The court has approved a settlement of this action. Management believes that the amount to be paid in resolution of this matter will not be material to MPC.

A number of lawsuits are pending against MPC (in Louisiana and in Mississippi) relating to Hurricane Katrina, including purported class actions. It is reasonably possible other actions will be filed. The Company intends to vigorously defend these matters.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life’s plan of reorganization, as amended (the “plan”) and the adequacy and accuracy of Metropolitan Life’s disclosure to policyholders regarding the plan. These actions named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the New York Superintendent of Insurance (the “Superintendent”) and the underwriters for MetLife, Inc.’s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. In 2003, a trial court within the commercial part of the New York State Supreme Court, New York County, granted the defendants’ motions to dismiss two purported class actions. In 2004, the appellate court modified the trial court’s order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On May 2, 2006, the trial court issued a decision granting plaintiffs’ motion to certify a litigation class with respect to their claim that defendants violated section 7312 of the New York Insurance Law, but finding that plaintiffs had not met the requirements for certifying a class with respect to a fraud claim. Defendants have a right to appeal this decision. Another purported class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the state court class action seek compensatory relief and punitive damages. Five persons brought a proceeding under Article 78 of New York’s Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the plan. In this proceeding, petitioners sought to vacate the Superintendent’s Opinion and Decision and enjoin him from granting final approval of the plan. On November 10, 2005, the trial court granted respondents’ motions to dismiss this proceeding. Petitioners have filed a notice of appeal. In a class action against Metropolitan Life and the Holding Company pending in the United States District Court for the Eastern District of New York, plaintiffs served a second consolidated amended complaint in 2004. In this action, plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants’ motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants’ motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants’ motion for summary judgment as premature. On July 19, 2005, this federal trial court certified a class action against Metropolitan Life and the Holding Company. Metropolitan Life, the Holding Company and the individual defendants believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

In 2001, a lawsuit was filed in the Superior Court of Justice, Ontario, Canada on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and Metropolitan Life Insurance Company of Canada. Plaintiffs’ allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief. The defendants believe they have meritorious defenses to the plaintiffs’ claims and will contest vigorously all of plaintiffs’ claims in this matter.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other

A putative class action which commenced in October 2000 is pending in the United States District Court for the District of Columbia, in which plaintiffs allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses’ employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life’s motion for summary judgment was granted. Plaintiffs moved for reconsideration. Plaintiffs’ motion for reconsideration was denied. Plaintiffs have filed an appeal to the United States Court of Appeals for the District of Columbia Circuit.

In May 2003, the American Dental Association and three individual providers sued MetLife and Cigna in a purported class action lawsuit brought in the United States District Court for the Southern District of Florida. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. MetLife is vigorously defending the matter. The district court has granted in part and denied in part MetLife’s motion to dismiss. MetLife has filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which will stay the lawsuit indefinitely.

Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. As previously reported, in May 2004, General American received a Wells Notice stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. General American has responded to the Wells Notice. The Company is fully cooperating with regard to regulatory requests and investigations and the Company and the SEC currently are involved in good faith settlement discussions. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company’s consolidated financial position.

The Company has received a number of subpoenas and other requests from the Office of the Attorney General of the State of New York seeking, among other things, information regarding and relating to compensation agreements between insurance brokers and the Company, whether MetLife has provided or is aware of the provision of “fictitious” or “inflated” quotes, and information regarding tying arrangements with respect to reinsurance. Based upon an internal review, the Company advised the Attorney General for the State of New York that MetLife was not aware of any instance in which MetLife had provided a “fictitious” or “inflated” quote. MetLife also has received subpoenas, including sets of interrogatories, from the Office of the Attorney General of the State of Connecticut seeking information and documents including contingent commission payments to brokers and MetLife’s awareness of any “sham” bids for business. MetLife also has received a Civil Investigative Demand from the Office of the Attorney General for the State of Massachusetts seeking information and documents concerning bids and quotes that the Company submitted to potential customers in Massachusetts, the identity of agents, brokers, and producers to whom the Company submitted such bids or quotes, and communications with a certain broker. The Company has received two subpoenas from the District Attorney of the County of San Diego, California. The subpoenas seek numerous documents including incentive agreements entered into with brokers. The Florida Department of Financial Services and the Florida Office of Insurance Regulation also have served

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

subpoenas on the Company asking for answers to interrogatories and document requests concerning topics that include compensation paid to intermediaries. The Office of the Attorney General for the State of Florida has also served a subpoena on the Company seeking, among other things, copies of materials produced in response to the subpoenas discussed above. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker, Universal Life Resources. The Insurance Commissioner of Oklahoma has served a subpoena, including a set of interrogatories, on the Company seeking, among other things, documents and information concerning the compensation of insurance producers for insurance covering Oklahoma entities and persons. On or about May 16, 2006, the Oklahoma Insurance Department apprised Metropolitan Life Insurance Company that it had concluded its Limited Market Conduct Examination without issuing a report. The Ohio Department of Insurance has requested documents regarding a broker and certain Ohio public entity groups. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other requests. MetLife is continuing to conduct an internal review of its commission payment practices.

Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to four. In one of these, the California Insurance Commissioner filed suit in 2004 in California state court in San Diego County against Metropolitan Life and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Another of these actions is pending in a multi-district proceeding established in the federal district court in the District of New Jersey. In this proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several other insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. A motion to dismiss has not been fully decided and additional briefing will take place. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company is defending these cases vigorously.

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

On September 19, 2006, NASD announced that it had imposed a fine against MetLife Securities, Inc (“MSI”), New England Securities Corporation (“NES”), and Walnut Street, all direct or indirect subsidiaries of MetLife, Inc., in connection with certain violations of NASD’s and the SEC’s rules. As previously disclosed, NASD’s investigation was initiated after the firms reported to NASD that a limited number of mutual fund transactions processed by firm representatives and at the firms’ consolidated trading desk, during the period April through December 2003, had been received from customers after 4:00 p.m., Eastern Time, and received the same day’s net asset value. The violations of NASD’s and the SEC’s rules related to the processing of transactions received after 4:00 p.m., the firms’ maintenance of books and records, supervisory procedures, and responses to NASD’s information requests,

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

among other areas. In settling this matter, the firms neither admitted nor denied the charges, but consented to the entry of NASD’s findings.

Following an inquiry commencing in March 2004, the staff of NASD notified MSI that it had made a preliminary determination to recommend charging MSI with the failure to adopt, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans. This notification followed an industry-wide inquiry by NASD examining sales of 529 plans. In November 2006, MSI and NASD reached a settlement resolving this matter, which includes payment of a penalty and customer remediation. MSI neither admitted nor denied NASD’s findings.

In February 2006, the SEC commenced a formal investigation of NES in connection with the suitability of its sales of variable universal life insurance policies. The Company believes that others in the insurance industry are the subject of similar investigations by the SEC. NES is cooperating fully with the SEC.

MSI received in 2005 a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and MSI intends to cooperate fully with the Illinois Department of Securities.

In August 1999, an amended putative class action complaint was filed in Connecticut state court against MetLife Life and Annuity Company of Connecticut (“MLAC”), formerly The Travelers Life and Annuity Company, Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek upon remand to the trial court to file another motion for class certification. MLAC and Travelers Equity Sales, Inc. intend to continue to vigorously defend the matter.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, formerly The Travelers Insurance Company, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above. In an unrelated previously disclosed matter, in September 2006, Tower Square was fined by the NASD for violations of certain NASD rules relating to supervisory procedures, documentation and compliance with the firm’s anti-money laundering program.

Metropolitan Life also has been named as a defendant in numerous silicosis, welding and mixed dust cases pending in various state or federal courts. The Company intends to defend itself vigorously against these cases.

Various litigation, including purported or certified class actions, and various claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

Summary

It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s consolidated financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Impact of Hurricanes

On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama, causing catastrophic damage to these coastal regions. During the three months and nine months ended September 30, 2006, the total net ultimate losses recognized by the Company decreased by $0.6 million and $2 million, respectively, to $132 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments. During the three months and nine months ended September 30, 2006, the Auto & Home segment reduced its net ultimate losses recognized related to the catastrophe by $0.6 million and $2 million, respectively, to $118 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments. There was no change in the Institutional segment’s total net losses recognized related to the catastrophe of $14 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments at September 30, 2006. During the three months and nine months ended September 30, 2006, MetLife’s gross ultimate losses from Hurricane Katrina, primarily arising from the Company’s homeowners business, were reduced by $1 million and $3 million, respectively, to approximately $333 million at September 30, 2006.

On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. During the three months and nine months ended September 30, 2006, the total net losses recognized by the Company’s Auto & Home segment related to the catastrophe increased by $0.2 million and decreased by $3 million, respectively, to $29 million, net of income taxes and reinsurance recoverables. During the three months and nine months ended September 30, 2006, MetLife’s gross losses from Hurricane Wilma were increased by $2 million and $6 million, respectively, to approximately $63 million at September 30, 2006 arising from the Company’s homeowners and automobile businesses.

Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent upon the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging denial of claims for damages caused to property during Hurricane Katrina. MPC is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company’s hurricane-related claim exposure and losses. Based on information known by management as of September 30, 2006, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company’s unaudited interim condensed consolidated financial statements.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Argentina

The Argentinean economic, regulatory and legal environment, including interpretations of laws and regulations by regulators and courts, is uncertain. Potential legal or governmental actions related to pension reform, fiduciary responsibilities, performance guarantees and tax rulings could adversely affect the results of the Company. Upon acquisition of Citigroup’s insurance operations in Argentina, the Company established insurance liabilities, most significantly death and disability policy liabilities, based upon its interpretation of Argentinean law and the Company’s best estimate of its obligations under such law. Additionally, the Company has established certain liabilities related to its estimated obligations associated with litigation and tax rulings related to pesification.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3,072 million and $2,684 million at September 30, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4,276 million and $2,974 million at September 30, 2006 and December 31, 2005, respectively.

Commitments to Fund Revolving Credit Facilities and Bridge Loans

The Company commits to lend funds under revolving credit facilities and bridge loans. The amounts of these unfunded commitments were $731 million and $346 million at September 30, 2006 and December 31, 2005, respectively.

Other Commitments

MetLife Insurance Company of Connecticut (“MICC”), formerly The Travelers Insurance Company, is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company’s consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC’s residential mortgages and mortgage-backed securities to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC the FHLB of Boston’s recovery is limited to the amount of MICC’s liability under the outstanding funding agreements. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $926 million and $1.1 billion at September 30, 2006 and December 31, 2005, respectively, which is included in policyholder account balances.

MetLife Bank is a member of the FHLB of NY and held $50 million and $43 million of common stock of the FHLB of NY, at September 30, 2006 and December 31, 2005, respectively, which is included in equity securities on the Company’s consolidated balance sheets. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $901 million and $855 million at September 30, 2006 and December 31, 2005, respectively, which is included in long-term debt.

On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company’s ownership percentage of RGA to approximately 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined, resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At September 30, 2006, the Company’s ownership percentage of RGA remained at approximately 53%.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, with a cumulative maximum of $3.5 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.

The Company has also guaranteed minimum investment returns on certain international retirement funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

During the nine months ended September 30, 2006, the Company did not record any additional liabilities for indemnities, guarantees and commitments. During the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in connection with a certain disposition. Some of the indemnities provided in this disposition expired in the third quarter of 2006 but others have no stated term. The maximum potential amount of future payments the Company could be required to pay under these indemnities is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company’s consolidated balance sheets will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The Company’s recorded liabilities at both September 30, 2006 and December 31, 2005 for indemnities, guarantees and commitments were $9 million.

In connection with replication synthetic asset transactions (“RSATs”), the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $589 million at September 30, 2006. The credit default swaps expire at various times during the next ten years.

8.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) are sponsors and/or administrators of defined benefit pension plans covering eligible employees and sales representatives. Retirement benefits are based upon years of credited service and final average or career average earnings history.

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

The Subsidiaries have issued group annuity and life insurance contracts supporting approximately 98% of all pension and postretirement employee benefit plan assets sponsored by the Subsidiaries.

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

The components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(In millions)

Service cost	$40	$36	$120	$107	$9	$9	$26	$28
Interest cost	85	79	250	239	30	30	88	92
Expected return on plan assets	(116)	(111)	(341)	(336)	(20)	(20)	(60)	(59)
Amortization of prior service cost	3	4	8	12	(9)	(4)	(27)	(14)
Amortization of prior actuarial losses	32	29	96	87	6	3	17	10

Net periodic benefit cost	$44	$37	$133	$109	$16	$18	$44	$57

The Company disclosed in Note 13 of Notes to Consolidated Financial Statements included in the 2005 Annual Report, that those subsidiaries which participate in the pension and other postretirement benefit plans discussed above expected to contribute to such plans $187 million and $128 million, respectively, in 2006. As of September 30, 2006, contributions of $180 million have been made to the pension plans and it is anticipated that certain subsidiaries will contribute an additional $8 million to fund such pension plans in 2006, for a total of $188 million. As of September 30, 2006, contributions of $72 million have been made to the other postretirement benefit plans and it is anticipated that certain subsidiaries will contribute an additional $25 million to fund such other postretirement benefit plans in 2006, for a total of $97 million.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.	Equity

Preferred Stock

In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Company issued preferred stock as follows:

On June 13, 2005, the Holding Company issued 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $600 million.

On June 16, 2005, the Holding Company issued 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares”), with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $1.5 billion.

Effective August 15, 2006, the Holding Company’s board of directors declared dividends of $0.4043771 per share, for a total of $10 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on September 15, 2006 to shareholders of record as of August 31, 2006.

Effective May 16, 2006, the Holding Company’s board of directors declared dividends of $0.3775833 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on June 15, 2006 to shareholders of record as of May 31, 2006.

Effective March 6, 2006, the Holding Company’s board of directors declared dividends of $0.3432031 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on March 15, 2006 to shareholders of record as of February 28, 2006.

See Note 14 of Notes to Consolidated Financial Statements included in the 2005 Annual Report for further information.

Common Stock

The Company did not acquire any shares of the Holding Company’s common stock during the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005, 2,445,701 and 24,568,778 shares of common stock were issued from treasury stock for $81 million and $804 million, respectively, of which 22,436,617 shares with a market value of approximately $1 billion were issued in connection with the acquisition of Travelers on July 1, 2005. See Note 2. At September 30, 2006, the Holding Company had approximately $716 million remaining on the October 26, 2004 common stock repurchase program. As a result of the acquisition of Travelers, the Holding Company had suspended its common stock repurchase activity. During the fourth quarter of 2006, as announced, the Company resumed its share repurchase program. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company’s common stock.

See Note 14 for information on the 2006 annual common stock dividend.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Dividend Restrictions

Under Connecticut State Insurance Law, MICC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividend, when aggregated with all other dividends in the preceding twelve months, does not exceed the greater of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (“Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice or until the Commissioner has approved the dividend, whichever is sooner. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of MICC by the Holding Company, under Connecticut State Insurance Law all dividend payments by MICC through June 30, 2007 require prior approval of the Commissioner. In the third quarter of 2006, after receiving regulatory approval from the Commissioner, MICC paid a $917 million dividend to the Holding Company, of which $259 million was a return of capital.

Stock-Based Compensation

Overview

As described more fully in Note 1, effective January 1, 2006, the Company adopted SFAS 123(r) using the modified prospective transition method. The adoption of SFAS 123(r) did not have a significant impact on the Company’s consolidated financial position or consolidated results of operations.

Description of Plans

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), authorized the granting of awards in the form of options to buy shares of Holding Company common stock (“Stock Options”) that either qualify as incentive Stock Options under Section 422A of the Internal Revenue Code or are non-qualified. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “Directors Stock Plan”), authorized the granting of awards in the form of Performance Share awards, non-qualified Stock Options, or a combination of the foregoing to outside Directors of the Holding Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the “2005 Stock Plan”), awards granted may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The Stock Incentive Plan, Directors Stock Plan, 2005 Stock Plan, the 2005 Directors Stock Plan and the LTPCP, as described below, are hereinafter collectively referred to as the “Incentive Plans.”

The aggregate number of shares reserved for issuance under the 2005 Stock Plan and the LTPCP is 68,000,000, plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of Stock Options. Additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 12,351,869 as of September 30, 2006. There were no shares carried forward from the Directors Stock Plan. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan is 2,000,000. As of September 30, 2006, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan were 66,572,012 and 1,941,734, respectively.

Stock Option exercises and other stock-based awards to employees settled in shares are satisfied through the issuance of shares held in treasury by the Company. Under the current authorized share repurchase program, as described above, sufficient treasury shares exist to satisfy foreseeable obligations under the Incentive Plans.

Compensation expense related to awards under the Incentive Plans is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. Compensation expense of $47 million and $121 million, and income tax benefits of $16 million and $41 million, related to the Incentive Plans was recognized for the three months and nine months ended September 30, 2006, respectively. Compensation expense of $26 million and $72 million, and income tax benefits of $9 million and $25 million, related to the Incentive Plans was recognized for the three months and nine months ended September 30, 2005, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements.

As described in Note 1, the Company changed its policy prospectively for recognizing expense for stock-based awards to retirement eligible employees. Had the Company continued to recognize expense over the stated requisite service period, compensation expense related to the Incentive Plans would have been $36 million and $88 million, rather than $47 million and $121 million, for the three months and nine months ended September 30, 2006, respectively. Had the Company applied the policy of recognizing expense related to stock-based compensation over the shorter of the requisite service period or the period to attainment of retirement eligibility for awards granted prior to January 1, 2006, pro forma compensation expense would have been $36 million and $97 million, for the three months and nine months ended September 30, 2006, respectively, and $20 million and $81 million for the three months and nine months ended September 30, 2005, respectively.

Stock Options

All Stock Options granted had an exercise price equal to the closing price of the Holding Company’s stock as reported on the New York Stock Exchange on the date of grant, and have a maximum term of ten years. Certain Stock Options granted under the Stock Incentive Plan and the 2005 Stock Plan have or will become exercisable over a three year period commencing with the date of grant, while other Stock Options have or will become exercisable three years after the date of grant. Stock Options issued under the Directors Stock Plan were exercisable immediately. The date at which a Stock Option issued under the 2005 Directors Stock Plan becomes exercisable is determined at the time such Stock Option is granted.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of the activity related to Stock Options for the nine months ended September 30, 2006 is presented below. The aggregate intrinsic value was computed using the closing share price on September 29, 2006 of $56.68 and $49.00 on December 30, 2005, as applicable.

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual	Aggregate
	Option	Exercise Price	Term	Intrinsic Value
			(Years)	(In millions)

Outstanding at January 1, 2006	24,381,783	$31.83	6.92	$419

Granted	3,745,655	$50.18
Exercised	(2,171,145)	$30.01
Canceled/Expired	(117,801)	$36.09
Forfeited	(255,577)	$35.21

Outstanding at September 30, 2006	25,582,915	$34.56	6.79	$566

Aggregate number of stock options expected to vest at September 30, 2006	24,996,125	$34.34	6.75	$558

Exercisable at September 30, 2006	17,597,725	$30.62	5.95	$459

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

The Company used daily historical volatility since the inception of trading when calculating Stock Option values using the Black-Scholes model. In conjunction with the change to the binomial lattice model, the Company began estimating expected future volatility based upon an analysis of historical prices of the Holding Company’s common stock and call options on that common stock traded on the open market. The Company uses a weighted-average of the implied volatility for publicly traded call options with the longest remaining maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly closing prices of the Holding Company’s common stock. The Company chose a monthly measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on longer-term trends in the price of the underlying shares rather than on daily price movements.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The following weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, were used to determine the fair value of Stock Options issued during the:

	Nine Months Ended
	September 30,
	2006	2005

Dividend yield	1.04%	1.19%
Risk-free rate of return	4.16%-4.94%	3.34%-5.41%
Expected volatility	22.06%	23.21%
Exercise multiple	1.52	1.48
Post-vesting termination rate	4.11%	5.18%
Contractual term (years)	10	10
Weighted average exercise price of stock options granted	$50.11	$38.61
Weighted average fair value of stock options granted	$13.81	$10.06

Compensation expense related to Stock Option awards expected to vest and granted prior to January 1, 2006 is recognized ratably over the requisite service period, which equals the vesting term. Compensation expense related to Stock Option awards expected to vest and granted on or after January 1, 2006 is recognized ratably over the requisite service period or the period to retirement eligibility, if shorter. Compensation expense of $11 million and $46 million, related to Stock Options was recognized for the three months and nine months ended September 30, 2006, respectively, and $12 million and $36 million, related to Stock Options was recognized for the three months and nine months ended September 30, 2005, respectively.

Had compensation expense for grants awarded prior to January 1, 2003 been determined based on the fair value at the date of grant rather than the intrinsic value method, the Company’s earnings and earnings per common share

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

amounts would have been reduced to the following pro forma amounts for the three months and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(In millions, except per share data)

Net income available to common shareholders	742	3,974
Add: Stock-option based employee compensation expense included in reported net income, net of income taxes	8	24
Deduct: Total stock-option based employee compensation determined under fair value based method for all awards, net of income taxes	(9)	(26)

Pro forma net income available to common shareholders	$741	$3,972

Basic earnings per common share
As reported	$0.98	$5.33

Pro forma	$0.98	$5.33

Diluted earnings per common share
As reported	$0.97	$5.28

Pro forma	$0.96	$5.27

As of September 30, 2006, there was $51 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.75 years.

The following is a summary of Stock Option exercise activity for the:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Total intrinsic value of stock options exercised	$19	$13	$49	$29
Cash received from exercise of stock options	$23	$21	$65	$59
Tax benefit realized from stock options exercised	$7	$5	$17	$10

Performance Shares

Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a factor of 0.0 to 2.0. The factor applied is based on measurements of the Holding Company’s performance with respect to: (i) the change in annual net operating earnings per share, as defined; and (ii) the proportionate total shareholder return, as defined, with reference to the three-year performance period relative to other companies in the Standard & Poor’s Insurance Index with reference to the same three-year period. Performance Share awards will normally vest in their entirety at the end of the three-year performance period (subject to certain contingencies) and will be payable entirely in shares of the Holding Company common stock.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following is a summary of Performance Share activity for the period ended September 30, 2006:

		Weighted
		Average Grant
	Performance	Date Fair
	Shares	Value

Outstanding at January 1, 2006	1,029,700	$36.87
Granted	883,375	$48.42
Forfeited	(47,350)	$41.06

Outstanding at September 30, 2006	1,865,725	$42.23

Performance Shares expected to vest at September 30, 2006	1,819,328	$42.15

Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period. None of the Performance Shares vested during the three months and nine months ended September 30, 2006.

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

Compensation expense related to initial Performance Shares expected to vest and granted prior to January 1, 2006 is recognized ratably during the performance period. Compensation expense related to initial Performance Shares expected to vest and granted on or after January 1, 2006 is recognized ratably over the performance period or the period to retirement eligibility, if shorter. Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period. Compensation expense of $32 million and $64 million, related to Performance Shares was recognized for the three months and nine months ended September 30, 2006, respectively, and $3 million and $9 million, related to Performance Shares was recognized for the three months and nine months ended September 30, 2005, respectively.

As of September 30, 2006, there was $63 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.77 years.

Long-Term Performance Compensation Plan

Prior to January 1, 2005, the Company granted stock-based compensation to certain members of management under the LTPCP. Each participant was assigned a target compensation amount (an “Opportunity Award”) at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Holding Company’s common stock over the three-year performance period, subject to limited further adjustment approved by the Holding Company’s Board of Directors. Payments on the Opportunity Awards are normally payable in their entirety (subject to certain contingencies) at the end of the three-year performance period, and may be paid in whole or in part with shares of the Holding Company’s common stock, as approved by the Holding Company’s Board of Directors. There were no new grants under the LTPCP during the three months and nine months ended September 30, 2006 and 2005.

A portion of each Opportunity Award under the LTPCP is expected to be settled in shares of the Holding Company’s common stock while the remainder will be settled in cash. The portion of the Opportunity Award expected to be settled in shares of the Holding Company’s common stock is accounted for as an equity award with the fair value of the award determined based upon the closing price of the Holding Company’s common stock on the

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

date of grant. The compensation expense associated with the equity award, based upon the grant date fair value, is recognized into expense ratably over the respective three-year performance period. The portion of the Opportunity Award expected to be settled in cash is accounted for as a liability and is remeasured using the closing price of the Holding Company’s common stock on the final day of each subsequent reporting period during the three-year performance period.

Compensation expense of $4 million and $11 million, related to LTPCP Opportunity Awards was recognized for the three months and nine months ended September 30, 2006, respectively, and $11 million and $27 million, related to LTPCP Opportunity Awards was recognized for the three months and nine months ended September 30, 2005, respectively.

The aggregate fair value of LTPCP Opportunity Awards outstanding at September 30, 2006 was $41 million, of which $3 million was not yet recognized. It is expected that these remaining costs will be recognized during 2006. LTPCP Opportunity Awards with an aggregate fair value of $65 million vested during the three months ended March 31, 2006. Payment in the form of 906,989 shares and $16 million in cash was made during the nine months ended September 30, 2006. It is expected that approximately 760,000 additional shares and $14 million in cash will be issued in future settlement of the LTPCP Opportunity Awards expected to become payable in the second quarter of 2007.

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Net income	$1,033	$773	$2,430	$4,005
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income taxes	(2)	(11)	(33)	177
Unrealized investment gains (losses), net of related offsets and income taxes	2,881	(1,177)	(20)	(1,246)
Foreign currency translation adjustment	(1)	(19)	28	(60)
Minimum pension liability adjustment	—	—	—	47

Other comprehensive income (loss):	2,878	(1,207)	(25)	(1,082)

Comprehensive income (loss)	$3,911	$(434)	$2,405	$2,923

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Other Expenses

Other expenses were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Compensation	$847	$861	$2,479	$2,284
Commissions	937	1,019	2,833	2,538
Interest and debt issue cost	246	194	671	462
Amortization of DAC and VOBA	752	650	1,839	1,757
Capitalization of DAC	(954)	(936)	(2,727)	(2,561)
Rent, net of sublease income	71	71	207	229
Minority interest	56	54	183	113
Insurance taxes	187	160	508	398
Other	609	542	1,801	1,371

Total other expenses	$2,751	$2,615	$7,794	$6,591

11.	Earnings Per Common Share

The following presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions, except share and per share data)

Weighted average common stock outstanding for basic earnings per common share	762,404,666	759,837,955	761,605,864	745,675,472
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	1,970,186	—	656,729	—
Exercise or issuance of stock-based awards	9,328,185	8,861,324	7,644,155	7,389,197

Weighted average common stock outstanding for diluted earnings per common share	773,703,037	768,699,279	769,906,748	753,064,669

Earnings per common share before preferred stock dividends:
Income from continuing operations	$957	$723	$2,299	$2,500

Basic	$1.26	$0.95	$3.02	$3.35

Diluted	$1.24	$0.94	$2.99	$3.32

Income (loss) from discontinued operations, net of income taxes	$76	$50	$131	$1,505

Basic	$0.10	$0.07	$0.17	$2.02

Diluted	$0.10	$0.07	$0.17	$2.00

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions, except share and per share data)

Net income	$1,033	$773	$2,430	$4,005

Basic	$1.35	$1.02	$3.19	$5.37

Diluted	$1.34	$1.01	$3.16	$5.32

Earnings per common share after preferred stock dividends:
Income from continuing operations	$957	$723	$2,299	$2,500
Preferred stock dividends	34	31	100	31

Income from continuing operations available to common shareholders	$923	$692	$2,199	$2,469

Basic	$1.21	$0.91	$2.89	$3.31

Diluted	$1.19	$0.90	$2.86	$3.28

Net income	$1,033	$773	$2,430	$4,005
Preferred stock dividends	34	31	100	31

Net income available to common shareholders	$999	$742	$2,330	$3,974

Basic	$1.31	$0.98	$3.06	$5.33

Diluted	$1.29	$0.97	$3.03	$5.28

In connection with the acquisition of Travelers, the Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units consist of stock purchase contracts issued by the Holding Company. The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Holding Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the period ended September 30, 2006, the average closing price for each of the 20 trading days was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share.

See Note 9 of Notes to Consolidated Financial Statements included in the 2005 Annual Report for a description of the Company’s common equity units.

12.	Business Segment Information

The Company is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. The Company’s business is divided into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

In connection with the Travelers acquisition, management utilized its economic capital model to evaluate the deployment of capital based upon the unique and specific nature of the risks inherent in the Company’s existing and newly acquired businesses and has adjusted such allocations based upon this model.

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity.

Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance, non-medical health insurance, such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. Through the Company’s majority-owned subsidiary, RGA, Reinsurance provides reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets.

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 13 for disclosures regarding discontinued operations, including real estate.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2006 and 2005. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates capital to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income taxes, adjustments related to net investment gains (losses), net of income taxes, the impact from discontinued operations, other than discontinued real estate, net of income taxes, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

For the Three Months Ended			Auto &			Corporate &
September 30, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Premiums	$2,992	$1,095	$732	$675	$1,076	$7	$6,577
Universal life and investment-type product policy fees	201	782	—	205	—	—	1,188
Net investment income	1,796	1,697	46	290	171	193	4,193
Other revenues	171	126	3	8	19	12	339
Net investment gains (losses)	237	71	(1)	(17)	3	(39)	254
Policyholder benefits and claims	3,453	1,313	426	658	849	13	6,712
Interest credited to policyholder account balances	685	528	—	93	46	—	1,352
Policyholder dividends	—	425	1	(4)	—	—	422
Other expenses	588	919	209	388	326	321	2,751

Income (loss) from continuing operations before provision (benefit) for income taxes	671	586	144	26	48	(161)	1,314
Provision (benefit) for income taxes	228	203	38	15	18	(145)	357
Income (loss) from discontinued operations, net of income taxes	43	18	—	—	—	15	76

Net income (loss)	$486	$401	$106	$11	$30	$(1)	$1,033

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Three Months Ended			Auto &			Corporate &
September 30, 2005	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Premiums	$3,066	$1,136	$716	$614	$976	$6	$6,514
Universal life and investment-type product policy fees	197	746	—	170	(2)	1	1,112
Net investment income	1,679	1,746	46	238	158	197	4,064
Other revenues	163	150	8	9	13	5	348
Net investment gains (losses)	(80)	(42)	(5)	5	7	65	(50)
Policyholder benefits and claims	3,427	1,375	614	630	779	12	6,837
Interest credited to policyholder account balances	501	500	—	84	64	—	1,149
Policyholder dividends	—	423	1	2	—	—	426
Other expenses	587	1,009	209	290	265	255	2,615

Income (loss) from continuing operations before provision (benefit) for income taxes	510	429	(59)	30	44	7	961
Provision (benefit) for income taxes	169	143	(30)	(4)	16	(56)	238
Income (loss) from discontinued operations, net of income taxes	2	27	—	7	—	14	50

Net income (loss)	$343	$313	$(29)	$41	$28	$77	$773

For the Nine Months Ended			Auto &			Corporate &
September 30, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Premiums	$8,817	$3,279	$2,182	$1,982	$3,147	$26	$19,433
Universal life and investment- type product policy fees	603	2,362	—	583	—	—	3,548
Net investment income	5,312	5,127	133	763	501	758	12,594
Other revenues	510	386	18	16	47	25	1,002
Net investment gains (losses)	(448)	(479)	(4)	16	(4)	(155)	(1,074)
Policyholder benefits and claims	9,925	3,937	1,309	1,711	2,533	33	19,448
Interest credited to policyholder account balances	1,894	1,522	—	266	157	—	3,839
Policyholder dividends	—	1,266	3	(1)	—	—	1,268
Other expenses	1,680	2,586	621	1,061	872	974	7,794

Income (loss) from continuing operations before provision (benefit) for income taxes	1,295	1,364	396	323	129	(353)	3,154
Provision (benefit) for income taxes	429	468	100	107	46	(295)	855
Income (loss) from discontinued operations, net of income taxes	42	17	—	—	—	72	131

Net income	$908	$913	$296	$216	$83	$14	$2,430

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Nine Months Ended			Auto &			Corporate &
September 30, 2005	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Premiums	$8,744	$3,221	$2,182	$1,550	$2,807	$10	$18,514
Universal life and investment- type product policy fees	575	1,726	—	414	—	1	2,716
Net investment income	4,236	4,835	135	582	445	480	10,713
Other revenues	487	367	25	11	45	13	948
Net investment gains (losses)	132	190	(9)	12	28	(85)	268
Policyholder benefits and claims	9,734	3,923	1,538	1,508	2,346	(31)	19,018
Interest credited to policyholder account balances	1,128	1,287	—	186	163	—	2,764
Policyholder dividends	—	1,254	3	4	—	—	1,261
Other expenses	1,634	2,354	612	657	722	612	6,591

Income (loss) from continuing operations before provision (benefit) for income taxes	1,678	1,521	180	214	94	(162)	3,525
Provision (benefit) for income taxes	568	508	35	57	30	(173)	1,025
Income (loss) from discontinued operations, net of income taxes	172	249	—	5	—	1,079	1,505

Net income	$1,282	$1,262	$145	$162	$64	$1,090	$4,005

The following table presents assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30,	December 31,
	2006	2005
	(In millions)

Institutional	$188,712	$176,401
Individual	239,980	228,295
Auto & Home	5,527	5,397
International	21,250	18,624
Reinsurance	18,250	16,049
Corporate & Other	42,467	36,879

Total	$516,186	$481,645

Net investment income and net investment gains (losses) are based upon the actual results of each segment’s specifically identifiable asset portfolio adjusted for allocated capital. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2006 and 2005. Revenues from U.S. operations were $10,930 million and $30,835 million for the three months and nine months ended September 30, 2006, respectively, which represented 87% of consolidated revenues for both periods. Revenues from U.S. operations were $10,557 million and $29,440 million for the three months and nine months ended September 30, 2005, respectively, which represented 88% and 89% of consolidated revenues, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The following table presents the components of income from discontinued real estate operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Investment income	$62	$73	$193	$319
Investment expense	(43)	(51)	(127)	(196)
Net investment gains (losses)	99	46	91	1,969

Total revenues	118	68	157	2,092
Provision (benefit) for income taxes	42	25	56	743

Income (loss) from discontinued operations, net of income taxes	$76	$43	$101	$1,349

The carrying value of real estate related to discontinued operations was $509 million and $755 million at September 30, 2006 and December 31, 2005, respectively.

The following table shows the discontinued real estate operations by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Net investment income
Institutional	$—	$5	$6	$27
Individual	1	(1)	3	15
Corporate & Other	18	18	57	81

Total net investment income	$19	$22	$66	$123

Net investment gains (losses)
Institutional	$65	$(1)	$58	$240
Individual	27	42	23	374
Corporate & Other	7	5	10	1,355

Total net investment gains (losses)	$99	$46	$91	$1,969

In the third quarter of 2006, the Company announced that it was evaluating options with respect to its Peter Cooper Village and Stuyvesant Town properties, including the possibility of marketing the assets for sale. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties are owned by the Holding Company’s subsidiary, Metropolitan Tower Life Insurance Company. Net investment income on these properties was $18 million for both the three months ended September 30, 2006 and 2005, and $57 million and $53 million for the nine months ended September 30, 2006 and 2005, respectively. The properties, which met the held-for-sale

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

criteria during the third quarter of 2006, are included in Real Estate Held-for-Sale in the accompanying unaudited interim condensed consolidated balance sheets for all periods presented. See Note 14 for additional information.

In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. Net investment income on One Madison Avenue and 200 Park Avenue was $14 million and $15 million, respectively, for the nine months ended September 30, 2005 and is included in income from discontinued operations in the accompanying interim condensed consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

Operations

On September 29, 2005, the Company completed the sale of MetLife Indonesia to a third party, resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income (loss) from discontinued operations of $7 million and $5 million, both net of income taxes, for the three months and nine months ended September 30, 2005, respectively. The Company reclassified the operations of MetLife Indonesia into discontinued operations.

The following table presents the amounts related to the operations of MetLife Indonesia that have been combined with the discontinued real estate operations in the unaudited interim condensed consolidated income statements:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(In millions)

Revenues	$1	$5
Expenses	4	10

Income (loss) before provision for income taxes	(3)	(5)
Provision (benefit) for income taxes	—	—

Income (loss) from discontinued operations, net of income taxes	(3)	(5)
Net investment gain, net of income taxes	10	10

Income (loss) from discontinued operations, net of income taxes	$7	$5

On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income taxes, in the second quarter of 2006 and $12 million, net of income taxes, in the fourth quarter of 2005 due to the retention of these specific customer accounts. The Company reported the operations of SSRM in discontinued operations. Additionally, the sale of SSRM resulted in the elimination of the Company’s Asset Management segment. The remaining asset management business, which is insignificant, is reported in Corporate & Other. The Company’s

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

discontinued operations for the nine months ended September 30, 2005 included expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

The operations of SSRM include affiliated revenue of $5 million for the nine months ended September 30, 2005 related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions continued after the sale of SSRM. The following table presents the amounts related to operations of SSRM that have been combined with the discontinued real estate operations in the unaudited interim condensed consolidated income statement:

	Nine Months Ended
	September 30,
	2006	2005
	(In millions)

Revenues	$—	$19
Expenses	—	38

Income (loss) before provision for income taxes	—	(19)
Provision (benefit) for income taxes	—	(5)

Income (loss) from discontinued operations, net of income taxes	—	(14)
Net investment gain, net of income taxes	30	165

Income (loss) from discontinued operations, net of income taxes	$30	$151

14.	Subsequent Events

On October 24, 2006, the Holding Company’s board of directors approved an annual dividend for 2006 of $0.59 per common share payable on December 15, 2006 to shareholders of record on November 6, 2006. The Company estimates the aggregate dividend payment to be approximately $450 million.

On October 17, 2006, the Company announced the sale of its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The sale is expected to result in a gain of approximately $3 billion, net of income taxes. It is anticipated that the sale will close in the fourth quarter of 2006, subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“Metropolitan Life”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife, Inc. and its subsidiaries, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors; (iii) unanticipated changes in industry trends; (iv) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (v) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life; (vi) catastrophe losses; (vii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (viii) regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services; (ix) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (x) changes in rating agency policies or practices; (xi) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xii) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xiii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xiv) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xv) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the United States Securities and Exchange Commission (“SEC”), including its S-1 and S-3 registration statements. The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. This is in contrast to the standardized regulatory risk-based capital (“RBC”) formula, which is not as refined in its risk calculations with respect to the nuances of the Company’s businesses.

Acquisitions and Dispositions

On September 29, 2005, the Company completed the sale of P.T. Sejahtera (“MetLife Indonesia”) to a third party, resulting in a gain upon disposal of $10 million, net of income taxes. As a result of this sale, the Company recognized income (loss) from discontinued operations of $7 million and $5 million, both net of income taxes, for the three months and nine months ended September 30, 2005, respectively. The Company reclassified the operations of MetLife Indonesia into discontinued operations.

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

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”) for $12.1 billion. The results of Travelers’ operations were included in the Company’s financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company’s core insurance and annuity products and expanded the Company’s presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide the Company with one of the broadest distribution networks in the industry. The initial consideration paid by the Holding Company for the acquisition consisted of approximately $10.9 billion in cash and 22,436,617 shares of the Holding Company’s common stock with a market value of approximately $1.0 billion to Citigroup and approximately $100 million in other transaction costs. Additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006 as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred stock. See “— Liquidity and Capital Resources — The Holding Company — Liquidity Sources.”

On January 31, 2005, the Company completed the sale of SSRM Holdings, Inc. (“SSRM”) to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of approximately $157 million, net of income taxes, comprised of a realized gain of $165 million, net of income taxes, and an operating expense related to a lease abandonment of $8 million, net of income taxes. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income taxes, in the second quarter of 2006 and $12 million, net of income taxes, in the fourth quarter of 2005 due to the retention of these specific customer accounts. The Company reported the operations of SSRM in discontinued operations. Additionally, the sale of SSRM resulted in the elimination of the Company’s Asset Management segment. The remaining asset management business, which is insignificant, is reported in Corporate & Other. The Company’s discontinued operations for the nine months ended September 30, 2005 included expenses of approximately $6 million, net of income taxes, related to the sale of SSRM.

Impact of Hurricanes

On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama, causing catastrophic damage to these coastal regions. During the three months and nine months ended September 30, 2006, the total net ultimate losses recognized by the Company decreased by $0.6 million and $2 million, respectively, to $132 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments. During the three months and nine months ended September 30, 2006, the Auto & Home segment reduced its net ultimate losses recognized related to the catastrophe by $0.6 million and $2 million, respectively, to $118 million, net of income taxes and reinsurance recoverables, and including reinstatement premiums and other reinsurance-related premium adjustments. There was no change in the Institutional segment’s total net losses recognized related to the catastrophe of $14 million, net of income taxes and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments at September 30, 2006. During the three months and nine months ended September 30, 2006, MetLife’s gross ultimate losses from Hurricane Katrina, primarily arising from the Company’s homeowners business, were reduced by $1 million and $3 million, respectively, to approximately $333 million at September 30, 2006.

On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. During the three months and nine months ended September 30, 2006, the total net losses recognized by the Company’s Auto & Home segment related to the catastrophe increased by $0.2 million and decreased by $3 million, respectively, to $29 million, net of income taxes and reinsurance recoverables. During the three months and nine months ended September 30, 2006, MetLife’s gross losses from Hurricane Wilma were increased by $2 million and $6 million, respectively, to approximately $63 million at September 30, 2006 arising from the Company’s homeowners and automobile businesses.

Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent upon the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Mississippi and Louisiana challenging denial of claims for damages caused to property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company (“MPC”) is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company’s hurricane-related claim exposure and losses. Based on information known by management as of September 30, 2006, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company’s unaudited interim condensed consolidated financial statements.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining: (i) investment impairments; (ii) the fair value of investments in the absence of quoted market values; (iii) application of the consolidation rules to certain investments; (iv) the fair value of and accounting for derivatives; (v) the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”); (vi) the measurement of goodwill and related impairment, if any; (vii) the liability for future policyholder benefits; (viii) accounting for reinsurance transactions; (ix) the liability for litigation and regulatory matters; and (x) accounting for employee benefit plans. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturities, mortgage and consumer loans, other limited partnerships, and real estate and real estate joint ventures, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. In addition, the Company enters into certain structured investment transactions, real estate joint ventures and limited partnerships for which the Company may be deemed to be the primary beneficiary and, therefore, may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party.

Derivatives

The Company enters into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to the Company’s financial assets and liabilities. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (i) changes in fair value of derivatives not qualifying as accounting hedges; (ii) ineffectiveness of designated hedges; and (iii) counterparty default. In addition, there is a risk that embedded derivatives requiring bifurcation are not identified and reported at fair value in the unaudited interim condensed consolidated financial statements. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate under the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. The costs that vary with and relate to the production of new business are deferred as DAC. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition. VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC for property and casualty insurance contracts is amortized on a pro rata basis over the applicable contract term or reinsurance treaty.

DAC and VOBA on life insurance or investment type contracts are amortized in proportion to gross premiums, gross margins or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating and non-dividend-paying traditional contracts (term insurance, non-participating whole life insurance, non-medical health insurance, and traditional group life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, and investment returns at policy issuance, or policy acquisition as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The Company has no VOBA associated with such contract types. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. For participating contracts (dividend paying traditional contracts within the closed block) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency, and other factor changes and policyholder dividend scales are reasonably likely to impact significantly the rate of DAC amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins exceed the previously estimated gross margins, DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits exceed the previously estimated gross profits, DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these changes and only change the assumption when our long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of approximately $70 million for this factor.

The Company also reviews periodically other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

Over the past two years, the Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on contracts included within the Individual Business segment. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business that is one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company’s business segments. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple or a discounted cash flow model. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

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

The Company also establishes liabilities for unpaid claims and claim expenses for property and casualty claim insurance which represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liabilities for unpaid claims are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

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

Litigation

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company’s asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables that can affect liability estimates. The data and variables that impact the assumptions used to estimate the Company’s asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Employee Benefit Plans

Certain subsidiaries of the Holding Company sponsor pension and other postretirement plans in various forms covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans require an extensive use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plan and its assets, and consultation with an independent consulting actuarial firm. These assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company’s unaudited interim condensed consolidated financial statements and liquidity.

Results of Operations

Executive Summary

MetLife is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its domestic and international subsidiaries and affiliates, MetLife, Inc. offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other.

The management’s discussion and analysis which follows isolates, in order to be meaningful, the results of the Travelers acquisition in the period over period comparison as the Travelers acquisition was not included in the results of the Company until July 1, 2005. The Travelers’ amounts which have been isolated represent the results of the Travelers legal entities which have been acquired. These amounts represent the impact of the Travelers acquisition; however, as business currently transacted through the acquired Travelers legal entities is transitioned to legal entities already owned by the Company, some of which has already occurred, the identification of the Travelers legal entity business will not necessarily be indicative of the impact of the Travelers acquisition on the results of the Company.

As a part of the Travelers acquisition, management realigned certain products and services within several of the Company’s segments to better conform to the way it manages and assesses its business. Accordingly, all prior period segment results have been adjusted to reflect such product reclassifications. Also in connection with the Travelers acquisition, management has utilized its economic capital model to evaluate the deployment of capital based upon the unique and specific nature of the risks inherent in the Company’s existing and newly acquired businesses and has adjusted such allocations based upon this model.

Three Months Ended September 30, 2006 compared with the Three Months Ended September 30, 2005

The Company reported $999 million in net income available to common shareholders and diluted earnings per common share of $1.29 for the three months ended September 30, 2006 compared to $742 million in net income available to common shareholders and diluted earnings per common share of $0.97 for the three months ended September 30, 2005. Net income available to common shareholders increased by $257 million for the three months ended September 30, 2006 compared to the 2005 period.

Net investment gains increased by $198 million, net of income taxes, for the three months ended September 30, 2006 as compared to the 2005 period. The increase in net investment gains is primarily due to gains from the mark-to-market on derivatives in the 2006 period. Interest rates decreased during the three months ended September 30, 2006 which resulted in mark-to-market gains on derivatives. Interest rates increased during the comparable 2005 period which resulted in mark-to-market losses on derivatives.

Income from discontinued operations, net of income taxes, and, correspondingly, net income available to common shareholders, increased by $26 million for the three months ended September 30, 2006 compared to the 2005 period. Included in income from discontinued operations related to real estate properties that the Company has classified as available-for-sale is net investment income on the Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York. On October 17, 2006, the Company announced the sale of these properties. It is anticipated that the sale will close in the fourth quarter of 2006, subject to customary closing conditions. Net investment income on these properties was $12 million, net of income taxes, for both the three months ended September 30, 2006 and 2005. For the three months ended September 30, 2006 and 2005, the Company recognized $64 million and $30 million, of net investment gains, respectively, both net of income taxes, from discontinued operations related to real estate properties sold or held-for-sale. The 2005 comparable period included a gain of $10 million, net of income taxes, that was recognized upon the sale of MetLife Indonesia.

The remainder of the increase of $33 million in net income available to common shareholders for the three months ended September 30, 2006 compared to the 2005 period was primarily due to an increase in premiums, fees and other revenues attributable to continued business growth across most of the Company’s operating segments. In addition, net investment income was higher primarily due to higher short-term interest rates, an increase in fixed maturity yields and an overall increase in the asset base, partially offset by a decline in investment income from lower variable income, including corporate and real estate joint venture income, bond and commercial mortgage prepayment fees and securities lending. Also, contributing to the increase were favorable underwriting results for the three months ended September 30, 2006, partially offset by a decline in net interest margins. These increases were partially offset by an increase in expenses primarily due to higher interest expense on debt, increased general spending and higher expenses related to growth initiatives and information technology projects, partially offset by a reduction in Travelers’ integration expenses, principally corporate incentives.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005

The Company reported $2,330 million in net income available to common shareholders and diluted earnings per common share of $3.03 for the nine months ended September 30, 2006 compared to $3,974 million in net income available to common shareholders and diluted earnings per common share of $5.28 for the nine months ended September 30, 2005. Excluding the acquisition of Travelers for the first six months of 2006 which contributed $317 million to the year over year increase, net income available to common shareholders decreased by $1,961 million for the nine months ended September 30, 2006 compared to the 2005 period.

Income from discontinued operations, net of income taxes, and, correspondingly, net income available to common shareholders, decreased by $1,374 million for the nine months ended September 30, 2006 compared to the 2005 period. Included in income from discontinued operations related to real estate properties that the Company has classified as available-for-sale is net investment income on the Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York. On October 17, 2006, the Company announced the sale of these properties. It is anticipated that the sale will close in the fourth quarter of 2006, subject to customary closing conditions. Net investment income on these properties was $37 million and $34 million, both net of income taxes, for the nine months ended September 30, 2006 and 2005, respectively. The decrease was primarily due to a gain of $1,193 million, net of income taxes, on the sales of the One Madison Avenue and 200 Park Avenue properties in

Manhattan, New York during the nine months ended September 30, 2005. Also contributing to the decrease were gains on the sale of SSRM and MetLife Indonesia of $165 million and $10 million, respectively, both net of income taxes, during the nine months ended September 30, 2005. Partially offsetting these decreases was a gain of $30 million, net of income taxes, related to the sale of SSRM which was recorded during the nine months ended September 30, 2006.

Net investment losses increased by $872 million, net of income taxes, for the nine months ended September 30, 2006 as compared to the 2005 period. Excluding the impact of the acquisition of Travelers for the first six months of 2006 which contributed a loss of $177 million to the year over year increase, net investment losses increased by $695 million. The increase in net investment losses was due to a combination of losses from the mark-to-market on derivatives during the first half of 2006 largely driven by increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the Euro and the Pound, and losses on fixed maturities resulting from continued portfolio management activity in a higher interest rate environment.

Dividends on the Holding Company’s preferred stock issued in connection with financing the acquisition of Travelers increased by $69 million for the nine months ended September 30, 2006 as compared to the 2005 period. There were no such dividends for the first six months of 2005.

The remainder of the increase of $177 million in net income available to common shareholders for the nine months ended September 30, 2006 compared to the 2005 period was primarily due to an increase in premiums, fees and other revenues attributable to continued business growth across most of the Company’s operating segments. Also, contributing to the increase was higher net investment income primarily due to higher short-term interest rates, an increase in fixed maturity yields and an overall increase in the asset base, partially offset by a decline in investment income from lower variable income, including corporate and real estate joint venture income, bond and commercial mortgage prepayment fees and securities lending. Favorable underwriting results for the nine months ended September 30, 2006 were partially offset by a decrease in net interest margins. These increases were partially offset by an increase in expenses primarily due to higher interest expense on debt, higher legal-related costs, increased general spending and higher expenses related to growth initiatives and information technology projects, partially offset by a reduction in Travelers’ integration expenses, principally corporate incentives.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial Environment.  The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, guaranteed interest contracts (“GICs”) and universal life insurance. The compression of the yields from a flattening or inverting yield curve and low longer-term interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Equity market performance can also present challenges for life insurers, as product demand and fee revenue from variable annuities and fee revenue from pension products tied to separate account balances often reflect equity market performance.

Steady Economy.  A steady economy provides improving demand for group insurance and retirement & savings-type products. Group insurance premium growth, with respect to life and disability products, for example, is closely tied to employers’ total payroll growth. Additionally, the potential market for these products is expanded by new business creation. Bond portfolio credit losses continue close to low historical levels due to the steady economy.

Demographics.  In the coming decade, a key driver shaping the actions of the life insurance industry will be the rising income protection, wealth accumulation, protection and transfer needs of the retiring Baby Boomers — the first of whom have entered their pre-retirement, peak savings years. As a result of increasing longevity, retirees will need to accumulate sufficient savings to finance retirements that may span 30 or more years. Helping the Baby Boomers to accumulate assets for retirement and subsequently to convert these assets into retirement income represents a tremendous opportunity for the life insurance industry.

Life insurers are well positioned to address the Baby Boomers’ rapidly increasing need for savings tools and for income protection. In light of recent Social Security reform and pension solvency concerns, guarantees are what sets the U.S. life insurance industry apart from other financial services providers pursuing the retiring Baby Boomer market. The Company believes that, among life insurers, those with strong brands, high financial strength ratings, and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to Baby Boomers.

Moreover, the life insurance industry’s products and the needs they are designed to address are complex. The Company believes that individuals approaching retirement age will need to seek advice to plan for and manage their retirements and that, in the workplace, as employees take greater responsibility for their benefit options and retirement planning, they will need individually tailored advice. One of the challenges for the life insurance industry will be the delivery of tailored advice in a cost effective manner.

Competitive Pressures.  The life insurance industry is becoming increasingly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

Regulatory Changes.  The life insurance industry is regulated at the state level; however, the life insurance industry is also impacted by federal regulation both directly, in the form of some product regulation, and indirectly by federal legislation. As life insurers introduce new and often more complex products, state regulators refine capital requirements and introduce new reserving standards for the life insurance industry. State regulations recently adopted or currently under review can potentially impact the reserve and capital requirements for several of the industry’s products. In addition, state and federal regulators have undertaken market and sales practices reviews of several markets or products including equity-indexed annuities, variable annuities and group products.

On August 17, 2006, the federal government signed into law The Pension Protection Act of 2006 (“PPA”), This act is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 (“ERISA”) on September 2, 1974. The provisions of the PPA may have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. The impact of this legislation, while not immediate, will most likely have a positive impact on the life insurance and financial services industries in the future.

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues
Premiums	$6,577	$6,514	$19,433	$18,514
Universal life and investment-type product policy fees	1,188	1,112	3,548	2,716
Net investment income	4,193	4,064	12,594	10,713
Other revenues	339	348	1,002	948
Net investment gains (losses)	254	(50)	(1,074)	268

Total revenues	12,551	11,988	35,503	33,159

Expenses
Policyholder benefits and claims	6,712	6,837	19,448	19,018
Interest credited to policyholder account balances	1,352	1,149	3,839	2,764
Policyholder dividends	422	426	1,268	1,261
Other expenses	2,751	2,615	7,794	6,591

Total expenses	11,237	11,027	32,349	29,634

Income from continuing operations before provision for income taxes	1,314	961	3,154	3,525
Provision for income taxes	357	238	855	1,025

Income from continuing operations	957	723	2,299	2,500
Income (loss) from discontinued operations, net of income taxes	76	50	131	1,505

Net income	1,033	773	2,430	4,005
Preferred stock dividends	34	31	100	31

Net income available to common shareholders	$999	$742	$2,330	$3,974

Three Months Ended September 30, 2006 compared with the Three Months Ended September 30, 2005 — The Company

Income from Continuing Operations

Income from continuing operations increased by $234 million, or 32%, to $957 million for the three months ended September 30, 2006 from $723 million in the comparable 2005 period. The Auto & Home segment increased by $135 million, net of income taxes, primarily due to a loss in the third quarter of 2005 related to Hurricane Katrina, favorable development of prior year loss reserves, improvement in non-catastrophe loss experience and a reduction in loss adjustment expenses, partially offset by higher catastrophe losses in the current quarter, a decrease in net earned premiums and a decrease in other revenues. The Institutional segment contributed $102 million, net of income taxes, to the increase in income from continuing operations primarily due to an increase in net investment gains and favorable underwriting results, partially offset by a decline in interest margins and an increase in operating expenses which included a charge in non-deferrable LTC commissions expense. The Individual segment contributed $97 million, net of income taxes, to the increase in income from continuing operations, as a result of an increase in net investment gains, increased fee income related to the growth in separate account products, favorable underwriting, lower DAC amortization and lower annuity benefits, partially offset by a decline in interest rate spreads, an increase in the change in the closed block-related policyholder dividend obligation and an increase in interest credited to policyholder account balances. The increase in the Reinsurance segment of $2 million, net of income taxes, was largely attributable to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations, an increase in net investment income due to growth in the asset base and an increase in other revenues, partially offset by an increase in other expenses, primarily related to expenses associated with DAC amortization and interest expense.

Partially offsetting the increases in income from continuing operations was a decrease in Corporate & Other of $79 million, net of income taxes, primarily due to higher net investment losses, higher corporate support expenses, higher interest expense on debt, growth in interest credited to bankholder deposits, higher legal-related costs and lower net investment income, partially offset by an increase in tax benefits, as well as lower integration costs. The decrease in income from continuing operations in the International segment of $23 million, net of income taxes, was primarily due to higher net investment losses. In addition, Mexico’s income from continuing operations decreased primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment gains on invested assets supporting those liabilities, the impact of an adjustment to the liability for experience refunds, higher operating expenses, as well as an increase in taxes due to a tax benefit in the prior year quarter derived from a dividend paid during that quarter. Brazil’s income from continuing operations also decreased primarily due to an increase in litigation liabilities, as well as adverse mortality experience. Results of the Company’s investment in Japan decreased income from continuing operations primarily due to the variability in the hedging program. Higher home office and infrastructure expenditures in support of segment growth also contributed to this decline. These decreases in the International segment were partially offset by an increase in income from continuing operations in Argentina primarily due to a lesser increase in policyholder benefits and claims in the current period and higher net investment income, as well as an increase in the prior year period of a deferred income tax valuation allowance. In addition, income from continuing operations in South Korea, Chile, the United Kingdom and Australia increased due to continued growth of the in-force business.

Revenues and Expenses

Premiums, fees and other revenues increased by $130 million, or 2%, to $8,104 million for the three months ended September 30, 2006 from $7,974 million from the comparable 2005 period. The Reinsurance segment contributed $108 million, or 83%, to the Company’s period over period increase in premiums, fees and other revenues. This growth was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The International segment contributed $95 million, or 73%, to the period over period increase primarily due to business growth in South Korea, the United Kingdom, Australia, and Argentina, as well as changes in foreign currency rates. Mexico’s premiums, fees and other revenues increased due to higher fees and growth in the business, partially offset by an adjustment for experience refunds. In addition, Brazil’s premiums, fees and other revenues increased due to business growth and amounts retained under reinsurance arrangements and higher bancassurance business. These increases were partially offset by a decrease in Chile’s premiums, fees and other revenues primarily due to lower annuity sales, partially offset by higher institutional premiums through its bank distribution channel. The Auto & Home segment contributed $11 million, or 8%, to the period over period increase primarily due to a charge in the third quarter of 2005 for reinstatement and additional reinsurance premiums related to Hurricane Katrina, partially offset by additional catastrophe reinsurance costs, a decrease in premiums from lower average premium per policy, and a decrease in the involuntary assumed business. In addition, other revenues decreased in the Auto & Home segment due to slower than anticipated claims payments, resulting in slower recognition of deferred income related to a reinsurance contract. These increases in premiums, fees and other revenues were partially offset by a decrease of $62 million, or 48%, in the Institutional segment primarily due to decreases in the retirement & savings and group life businesses. The decrease in the retirement & savings business was primarily due to a decline in structured settlement sales, partially offset by increases in pension close-outs and master terminal funding premiums. The decrease in the group life business was primarily attributable to favorable claim experience on participating contracts. These decreases were partially offset by an increase in the non-medical health & other business primarily due to growth in the dental, disability, accidental death and dismemberment (“AD&D”) products and growth in the LTC and individual disability insurance (“IDI”) products. In addition, the Individual segment declined $29 million, or 22%, primarily due to a decrease in immediate annuity premiums and a decline in premiums in the Company’s closed block business as this business continues to run-off, partially offset by growth in premiums from other life products and higher fee income from universal life and investment-type products.

Net investment income increased by $129 million, or 3%, to $4,193 million for the three months ended September 30, 2006 from $4,064 million from the comparable 2005 period. This increase was primarily due to higher short-term interest rates, an increase in fixed maturity yields and an overall increase in the asset base, partially offset by a decline in investment income from lower variable income, including corporate and real estate joint venture income, bond and commercial mortgage prepayment fees and securities lending.

Interest margins, which generally represent the difference between net investment income and interest credited to policyholder account balances, decreased in the Individual segment and in the retirement & savings and group life businesses in the Institutional segment for the three months ended September 30, 2006 as compared to the prior period. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as real estate and corporate joint venture income and bond and commercial mortgage prepayment fees, the timing and amount of which are generally unpredictable and, as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company’s interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company’s future financial results.

Net investment gains increased by $304 million to $254 million for the three months ended September 30, 2006 from a loss of $50 million for the comparable 2005 period. The increase in net investment gains was primarily due to gains from the mark-to-market on derivatives in the 2006 period. Interest rates decreased during the three months ended September 30, 2006 which resulted in mark-to-market gains on derivatives. Interest rates increased during the comparable 2005 period which resulted in mark-to-market losses on derivatives.

Underwriting results were favorable within the life products in the Individual segment, as well as in the Reinsurance segment and in the non-medical health and other business in the Institutional segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended September 30, 2006, as the combined ratio, excluding catastrophes, decreased to 81.2% from 86.8% in the three months ended September 30, 2005. Underwriting results in the International segment increased commensurate with the growth in the business for most countries with the exception of Brazil which experienced unfavorable claim experience and Argentina which experienced improved claim experience.

Other expenses increased by $136 million, or 5%, to $2,751 million for the three months ended September 30, 2006 from $2,615 million for the comparable 2005 period. The International segment contributed $98 million, or 72%, to the period over period increase primarily attributable to business growth commensurate with the increase in revenues discussed above, an increase in DAC amortization and changes in foreign currency rates. Other expenses in the International segment also increased due to an increase in expenditures for information technology projects, growth initiative projects, and higher integration costs, as well as an increase in compensation expense at the home office. In addition, Mexico’s other expenses increased due to higher expenses related to growth initiatives and additional expenses related to the Mexican pension business. Brazil’s other expenses increased due to an increase in litigation liabilities. Corporate & Other contributed $66 million, or 49%, to the period over period variance primarily due to higher corporate support expenses, higher interest expense, growth in interest credited to bankholder deposits at MetLife Bank, National Association (“MetLife Bank” or “MetLife Bank, N.A.”), and higher legal-related costs, partially offset by lower integration costs. The Reinsurance segment also contributed $61 million, or 45%, to the increase in other expenses primarily due to an increase in expenses associated with DAC, an increase in interest and minority interest expense and compensation, including equity compensation expense and overhead related expenses. The Institutional segment contributed $1 million, or less than 1%, to the period over period variance primarily due to a charge in non-deferrable LTC commissions expense in the current year period and an increase in non-deferrable volume-related expenses, almost entirely offset by the impact of Travelers-related integration costs, principally incentive accruals incurred in the prior year period. Partially offsetting the increases in other expenses was a decrease in the Individual segment of $90 million, or 66%. This decrease was primarily due to lower DAC amortization, higher corporate incentives in the prior year quarter and revisions to certain expenses and policyholder liabilities which increased the prior year’s expense. The current period included lower employee-

related expenses and lower broker dealer volume-related expenses, partially offset by a pension and postretirement charge. The remainder of the variance in the Individual segment was due to higher general spending.

Net Income

Income tax expense for the three months ended September 30, 2006 was $357 million, or 27% of income from continuing operations before provision for income taxes, compared with $238 million, or 25%, of such income, for the comparable 2005 period. The 2006 and 2005 effective tax rates differed from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing.

Income from discontinued operations consisted of net investment income and net investment gains related to real estate properties that the Company had classified as available-for-sale or had sold and, for the three months ended September 30, 2005, the operations of MetLife Indonesia which was sold on September 29, 2005. Included in income from discontinued operations related to real estate properties that the Company had classified as available-for-sale was net investment income on the Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York. On October 17, 2006, the Company announced the sale of these properties. It is anticipated that the sale will close in the fourth quarter of 2006, subject to customary closing conditions. Net investment income on these properties was $12 million, net of income taxes, for both the three months ended September 30, 2006 and 2005. Income from discontinued operations, net of income taxes, increased by $26 million, or 52%, to $76 million for the three months ended September 30, 2006 from $50 million for the comparable 2005 period. For the three months ended September 30, 2006 and 2005, the Company recognized $64 million and $30 million of net investment gains, respectively, both net of income taxes, from discontinued operations related to real estate properties sold or held-for-sale. The 2005 comparable period included a gain of $10 million, net of income taxes, that was recognized on the sale of MetLife Indonesia.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005 — The Company

Income from Continuing Operations

Income from continuing operations decreased by $201 million, or 8%, to $2,299 million for the nine months ended September 30, 2006 from $2,500 million in the comparable 2005 period. Excluding the acquisition of Travelers for the first six months of 2006 which contributed $317 million to the year over year increase, income from continuing operations decreased by $518 million. Income from continuing operations for the nine months ended September 30, 2005 included the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment’s discussion. These items contributed a benefit of $48 million, net of income taxes, to the nine month period ended September 30, 2005. Excluding the impact of these items and the acquisition of Travelers, income from continuing operations decreased by $470 million for the nine months ended September 30, 2006 compared to the prior 2005 period.

The Institutional segment contributed $300 million, net of income taxes, to the decrease in income from continuing operations primarily due to net investment losses, a decline in interest margins, an increase in operating expenses which included a charge associated with costs related to the sale of certain small market recordkeeping businesses and a charge in non-deferrable LTC commissions expense, partially offset by a decrease in integration costs in the prior period and favorable underwriting results. The Individual segment contributed $229 million, net of income taxes, to the decrease as a result of net investment losses, a decline in interest rate spreads, lower net investment income, increases in interest credited to policyholder account balances and policyholder dividends and higher annuity benefits. These decreases were partially offset by increased fee income related to the growth in separate account products, favorable underwriting results, lower DAC amortization and a decrease in the closed block related policyholder dividend obligation in the Individual segment. In addition, income from continuing operations in Corporate & Other decreased by $132 million, net of income taxes, primarily due to higher investment losses, higher interest expense on debt, corporate support expenses, growth in interest credited to bankholder deposits and higher legal-related costs, partially offset by an increase in tax benefits, higher net investment income, lower integration costs and an increase in other revenues.

Partially offsetting the decreases in income from continuing operations was an increase in the Auto & Home segment of $151 million, net of income taxes, primarily due to a loss in the third quarter of 2005 related to Hurricane Katrina, favorable development of prior year loss reserves, improvement in non-catastrophe loss experience and a reduction in loss adjustment expenses, partially offset by higher catastrophe losses in the current year period, a decrease in net earned premiums and other revenues, as well as an increase in other expenses. In addition, income from continuing operations in the International segment increased $21 million, net of income taxes. The increase in the International segment was primarily due to a lesser increase in policyholder benefits and claims in the current period, higher net investment income and an increase in the prior year period of a deferred income tax valuation allowance all within Argentina. Income from continuing operations in Mexico increased primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment gains on invested assets supporting those liabilities, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, lower DAC amortization, as well as the unfavorable impact in the prior year of contingent liabilities. In addition, South Korea, Chile, the United Kingdom and Australia’s income from continuing operations increased due to continued growth of the in-force business. These increases in the International segment were partially offset by a decrease in Canada due to the realignment of economic capital, a decrease in Brazil primarily due to an increase in a policyholder benefits and claims related to an increase in future policyholder benefit liabilities on specific blocks of business, as well as an increase in litigation liabilities and higher home office and infrastructure expenditures in support of segment growth. Results of the Company’s investment in Japan decreased primarily due to variability in the hedging program. Income from continuing operations in the Reinsurance segment increased $19 million, net of income taxes, which was largely attributable to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations, an increase in net investment income due to growth in the asset base and an increase in other revenues, partially offset by unfavorable mortality experience in the prior period and an increase in other expenses, primarily related to expenses associated with DAC and interest expense.

Revenues and Expenses

Premiums, fees and other revenues increased by $1,805 million, or 8%, to $23,983 million for the nine months ended September 30, 2006 from $22,178 million from the comparable 2005 period. Excluding the impact of the acquisition of Travelers for the first six months of 2006 which contributed $946 million to the year over year increase, premiums, fees and other revenues increased by $859 million. The Reinsurance segment contributed $342 million, or 40%, to the Company’s period over period increase in premiums, fees and other revenues. This growth was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The International segment contributed $306 million, or 36%, to the year over year increase primarily due to business growth in South Korea, Taiwan, the United Kingdom, Australia, and Argentina, as well as changes in foreign currency rates. Mexico’s premiums, fees and other revenues increased due to growth in the business and higher fees, partially offset by an adjustment for experience refunds. In addition, Brazil’s premiums, fees and other revenues increased due to business growth and higher bancassurance business, as well as an increase in amounts retained under reinsurance arrangements. Chile’s premiums, fees and other revenues increased primarily due to higher institutional premiums through its bank distribution channel, partially offset by lower annuity sales. The Individual segment contributed $136 million, or 16%, to the year over year increase primarily due to higher fee income from universal life and investment-type products and an increase in premiums of other life products, partially offset by a decrease in immediate annuity premiums and a decline in premiums in the Company’s closed block business as this business continues to run-off. The Institutional segment contributed $67 million, or 8%, to the year over year increase primarily due to growth in the dental, disability, AD&D products and growth in the LTC product, all within the non-medical health & other business, as well as improved sales and favorable persistency in the group life business. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decrease in retirement & savings was primarily due to a decrease in premiums from structured settlements and pension close-outs due to lower sales, partially offset by an increase in master terminal funding premiums. Corporate & Other contributed $15 million, or 2% to the year over year increase, primarily due to increased surrender values on corporate-owned life insurance policies and rental income from outside parties on properties defined as principally for company use. The increase in premiums, fees and other revenues was partially offset by a decrease of $7 million, or 1%, in the Auto & Home segment. This decrease was primarily due to a decline in other revenues due to slower than anticipated claim payments, resulting in slower recognition of deferred income related to a reinsurance contract. While premiums were level in 2006, the third quarter of 2005 included a charge for reinstatement and additional reinsurance premiums related to Hurricane Katrina, which was entirely offset by additional catastrophe reinsurance costs, a decrease in premiums from lower average premium per policy and a decrease in the involuntary assumed business in the current period.

Net investment income increased by $1,881 million, or 18%, to $12,594 million for the nine months ended September 30, 2006 from $10,713 million from the comparable 2005 period. Excluding the impact of the acquisition of Travelers for the first six months of 2006 which contributed $1,473 million to the year over year increase, net investment income increased by $408 million. This increase was primarily due to higher short-term interest rates, an increase in fixed maturity yields and an overall increase in the asset base. These increases were partially offset by a decline in investment income from lower variable income, including corporate and real estate joint venture income, bond and commercial mortgage prepayment fees and securities lending.

Interest margins, which generally represent the difference between net investment income and interest credited to policyholder account balances, decreased in the Institutional and Individual segments for the nine months ended September 30, 2006 as compared to the prior period. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as real estate and corporate joint venture income and bond and commercial mortgage prepayment fees, the timing and amount of which are generally unpredictable and, as a result, can fluctuate from period to period. If interest rates remain low, it could result in compression of the Company’s interest rate spreads on several of its products, which provide guaranteed minimum rates of return to policyholders. This compression could adversely impact the Company’s future financial results.

Net investment losses increased by $1,342 million to a loss of $1,074 million for the nine months ended September 30, 2006 from a gain of $268 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers for the first six months of 2006 which contributed a loss of $272 million to the year over year increase, net investment losses increased by $1,070 million. The increase in net investment losses was due to a combination of losses from the mark-to-market on derivatives during the first half of 2006 largely driven by increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the Euro and the Pound, and losses on fixed maturities resulting from continued portfolio management activity in a higher interest rate environment.

Underwriting results were favorable within the life products in the Individual segment, as well as in the Reinsurance segment, and in the group life and non-medical health & other products in the Institutional segment. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the nine months ended September 30, 2006, as the combined ratio, excluding catastrophes, decreased to 84.1% from 87.9% in the nine months ended September 30, 2005. Underwriting results in the International segment increased commensurate with the growth in the business for most countries with the exception of Brazil which experienced unfavorable claim experience and Argentina which experienced improved claim experience.

Other expenses increased by $1,203 million, or 18%, to $7,794 million for the nine months ended September 30, 2006 from $6,591 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers for the first six months of 2006 which contributed $612 million to the year over year increase, other expenses increased by $591 million. The nine months ended September 30, 2005 included a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company’s demutualization in 2000. Excluding the impact of the reduction in such liability and the acquisition of Travelers, other expenses increased by $563 million from the comparable 2005 period. Corporate & Other contributed $290 million, or 52%, to the year over year variance primarily due to higher interest expense, growth in interest credited to bankholder deposits at MetLife Bank, higher corporate support expenses and higher legal-related costs, partially offset by lower integration costs. The International segment contributed $191 million, or 34%, to the year over year variance primarily attributable to business growth commensurate with the increase in revenues discussed above, an increase in DAC amortization in South Korea and Taiwan and changes in foreign currency rates. Other expenses in the International segment also increased due to an increase in expenditures for information technology projects, growth initiative projects, and higher integration costs, as well as an increase in compensation expense at the home office. In addition, Mexico’s other expenses increased due to higher expenses related to growth initiatives and additional expenses associated with the Mexican pension business, partially offset by lower DAC amortization and the prior period unfavorable impact of contingent liabilities that were established related to potential employment matters. Brazil’s other expenses increased due to an increase in litigation liabilities. In addition, the Reinsurance segment contributed $150 million, or 27%, to the increase in other expenses primarily due to an increase in expenses associated with DAC, an increase in minority interest and interest expense, as well as an increase in compensation, including equity compensation expense and overhead related expenses. The Institutional segment contributed $40 million, or 7%, to the year over year increase primarily due to an increase in non-deferrable volume-related expenses, a charge in non-deferrable LTC commissions expense and a charge associated with costs related to the sale of certain small market recordkeeping businesses both in the current year, partially offset by the impact of Travelers related integration costs, principally incentive accruals incurred in the prior year period. The Auto & Home segment contributed $9 million, or 1%, to the year over year increase primarily due to expenditures related to information technology and advertising. Partially offsetting the increases in other expenses was a decrease in the Individual segment of $117 million, or 21%. This decrease is primarily due to lower DAC amortization, higher corporate incentives in the prior year period, an increase in general spending, as well as higher broker dealer volume-related expenses, partially offset by lower employee-related expenses and a reduction in pension and postretirement liabilities. In addition, the impact of revisions to certain expenses, premium tax and policyholder liabilities in both periods increased other expenses in the current period within the Individual segment.

Net Income

Income tax expense for the nine months ended September 30, 2006 was $855 million, or 27% of income from continuing operations before provision for income taxes, compared with $1,025 million, or 29%, of such income, for the comparable 2005 period. Excluding the impact of the acquisition of Travelers for the first six months of 2006 which contributed $126 million, income tax expense was $729 million, or 27%, of income from continuing operations before provision for income taxes, compared with $1,025 million, or 29%, of such income, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing.

Income from discontinued operations consisted of net investment income and net investment gains related to real estate properties that the Company had classified as available-for-sale or had sold and, for the nine months ended September 30, 2006 and 2005, the operations and gain upon disposal from the sale of SSRM on January 31, 2005 and for the nine months ended September 30, 2005, the operations of MetLife Indonesia which was sold on September 29, 2005. Included in income from discontinued operations related to real estate properties that the Company had classified as available-for-sale was net investment income on the Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York. On October 17, 2006, the Company announced the sale of these properties. It is anticipated that the sale will close in the fourth quarter of 2006, subject to customary closing conditions. Net investment income on these properties was $37 million and $34 million, both net of income taxes, for the nine months ended September 30, 2006 and 2005, respectively. Income from discontinued operations, net of income taxes, decreased by $1,374 million, or 91%, to $131 million for the nine months ended September 30, 2006 from $1,505 million for the comparable 2005 period. The decrease was primarily due to a gain of $1,193 million, net of income taxes, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York during the nine months ended September 30, 2005. Also contributing to the decrease were gains on the sale of SSRM and MetLife Indonesia of $165 million and $10 million, respectively, both net of income taxes, during the nine months ended September 30, 2005. Partially offsetting these decreases was a gain of $30 million, net of income taxes, related to the sale of SSRM which was recorded during the nine months ended September 30, 2006.

Dividends on the Holding Company’s preferred stock issued in connection with financing the acquisition of Travelers increased by $69 million, to $100 million for the nine months ended September 30, 2006 from $31 million for the comparable 2005 period. There were no such dividends for the first six months of 2005.

Institutional

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues
Premiums	$2,992	$3,066	$8,817	$8,744
Universal life and investment-type product policy fees	201	197	603	575
Net investment income	1,796	1,679	5,312	4,236
Other revenues	171	163	510	487
Net investment gains (losses)	237	(80)	(448)	132

Total revenues	5,397	5,025	14,794	14,174

Expenses
Policyholder benefits and claims	3,453	3,427	9,925	9,734
Interest credited to policyholder account balances	685	501	1,894	1,128
Other expenses	588	587	1,680	1,634

Total expenses	4,726	4,515	13,499	12,496

Income from continuing operations before provision for income taxes	671	510	1,295	1,678
Provision for income taxes	228	169	429	568

Income from continuing operations	443	341	866	1,110
Income (loss) from discontinued operations, net of income taxes	43	2	42	172

Net income	$486	$343	$908	$1,282

The Company’s Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. Group insurance products are offered as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. Retirement & savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small and mid-sized 401(k) and other defined contribution plans, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment of defined benefit and defined contribution plan assets.

Three Months Ended September 30, 2006 compared with the Three Months Ended September 30, 2005 — Institutional

Income from Continuing Operations

Income from continuing operations increased $102 million, or 30%, to $443 million for the three months ended September 30, 2006 from $341 million for the comparable 2005 period.

Included in this increase was an increase of $206 million, net of income taxes, in net investment gains (losses), partially offset by a decline of $73 million, net of income taxes, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the net impact of the increase in net investment gains (losses), income from continuing operations decreased by $31 million, net of income taxes, from the comparable 2005 period.

Interest margins decreased $55 million, net of income taxes, compared to the prior year period. Interest margins for retirement & savings and group life decreased $35 million and $20 million, both net of income taxes, respectively, primarily due to a decline in net variable items, which included income from real estate joint ventures, and the impact of a reduction in interest spreads compared to the prior year period. Non-medical health & other margins remained flat compared to the prior year period.

Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher interest margin income to the Company. Interest rate spreads for the three months ended September 30, 2006 decreased to 1.79% and 1.25% from 1.97% and 1.60%, in the prior year period for the group life and retirement & savings businesses, respectively. Management generally expects these spreads to be in the range of 1.35% to 1.50%, and 1.70% to 1.90% for the retirement & savings and the group life businesses, respectively. Interest rate spreads for the non-medical health & other business are not a significant driver of interest margins. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

Partially offsetting the decrease in interest margins was an increase in underwriting results of $29 million, net of income taxes, compared to the prior period. This increase was primarily due to favorable results of $30 million, net of income taxes, in the non-medical health & other business. The increase was primarily due to favorable claim experience, partially due to a reserve refinement in the disability product in the current year and the impact of Hurricane Katrina-related disability losses in the prior year, as well as favorable claim experience in the AD&D and dental products, partially offset by a decline in the IDI business due to unfavorable claim experience and morbidity. Underwriting results for both the retirement & savings and group life businesses remained relatively unchanged. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business.

In addition, the increase in operating expenses for the three months ended September 30, 2006, included a charge of $15 million, net of income taxes, associated with a non-deferrable charge in LTC commission expense and a decrease in operating expenses as a result of $22 million, net of income taxes, of Travelers’ integration costs in the prior period.

The remaining increase in operating expenses more than offset the remaining increase in premiums, fees and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased $55 million, or 1%, to $5,160 million for the three months ended September 30, 2006 from $5,105 million for the comparable 2005 period. This increase was comprised of higher net investment income of $117 million, partially offset by a decline in premiums, fees and other revenues of $62 million.

Net investment income increased $117 million, primarily due to higher income from growth in the asset base driven by business growth throughout 2005 and 2006, particularly in the GIC and structured settlement businesses. In addition, the impact of higher short-term interest rates contributed to the increase compared to the prior year period. These increases were partially offset by a decline in income from real estate joint ventures.

The decrease of $62 million in premiums, fees, and other revenues was largely due to decreases in the retirement & savings and group life businesses of $122 million and $44 million, respectively. The results in the retirement & savings business were primarily due to a decline of $196 million in structured settlements, partially offset by increases of $54 million in pension close-outs and $17 million in master terminal funding premiums. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. Group life’s decline of $44 million was primarily attributable to favorable claim experience on participating contracts. Partially offsetting these declines was an increase in non-medical health & other’s premiums, fees and other revenues of $104 million, primarily due to growth in the business which was attributable to increases in the dental, disability, and AD&D products of $65 million, LTC of $23 million and IDI of $11 million.

Expenses

Total expenses increased $211 million, or 5%, to $4,726 million for the three months ended September 30, 2006 from $4,515 million for the comparable 2005 period.

This increase was comprised of higher interest credited to policyholder account balances of $184 million, policyholder benefits and claims of $26 million, which included a $112 million increase related to net investment gains (losses), and an increase in other expenses of $1 million.

The increase of $184 million in interest credited to policyholder account balances was largely due to increases of $155 million and $29 million in the retirement & savings and group life businesses, respectively. The increase in the retirement & savings business was primarily attributable to a combination of growth in policyholder account balances, predominantly as a result of growth in GICs, and an increase in short-term interest rates. The increase in the group life business was largely due to growth in the business, as well as the increase in short-term interest rates.

Excluding the increase related to net investment gains (losses), policyholder benefits and claims decreased $86 million. Retirement & savings’ policyholder benefits and claims decreased $101 million, predominantly due to the aforementioned decrease in revenues. Group life decreased $37 million primarily due to favorable claims experience, a decline in business growth and lower customer persistency. Partially offsetting these decreases was an increase in the non-medical health & other business of $52 million, primarily due to the aforementioned growth in the business and the impact of higher claim incidence and morbidity experience in IDI. Partially offsetting this increase was the impact of favorable claim experience in disability, dental, and AD&D in the current year period which included a benefit of $22 million as a result of a disability reserve refinement in the current year period and the existence of $18 million in Hurricane Katrina-related disability losses in the prior year period.

The increase in other expenses of $1 million was primarily attributable to a charge of $23 million in non-deferrable LTC commission expense in the current year period and an increase of $12 million in non-deferrable volume-related expense. This increase was offset by the impact of $34 million of Travelers-related integration costs, principally incentive accruals, incurred in the prior year period.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005 — Institutional

Income from Continuing Operations

Income from continuing operations decreased $244 million, or 22%, to $866 million for the nine months ended September 30, 2006 from $1,110 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $56 million to income from continuing operations, which included a decline of $104 million, net of income taxes, of net investment gains (losses). Excluding the impact of Travelers, income from continuing operations decreased $300 million, or 27%, from the comparable 2005 period.

Included in this decrease was a decline of $271 million, net of income taxes, in net investment gains (losses), as well as a decrease of $17 million, net of income taxes, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of Travelers and the decline in net investment gains (losses), income from continuing operations decreased by $12 million, net of income taxes, from the comparable 2005 period.

Interest margins decreased $114 million, net of income taxes, compared to the prior year period. Interest margins for retirement & savings and group life decreased $69 million and $56 million, net of income taxes, respectively, and were partially offset by an increase in non-medical health & other of $11 million, net of income taxes, primarily due to a decline in net variable items, which included income from corporate and real estate joint ventures, and the impact of a reduction in interest rate spreads compared to the prior year period.

Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher interest margin income to the Company. Interest rate spreads for the nine months ended September 30, 2006 decreased to 1.39% and 1.67% from 1.77% and 2.07%, in the prior year period for the retirement & savings and the group life businesses, respectively. Management generally expects these spreads to be in the range of 1.35% to 1.50%, and 1.70% to 1.90% for the retirement & savings and the group life businesses, respectively. Interest rate spreads for the non-medical health & other business are not a significant driver of interest margins. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

The increase in operating expenses for the nine months ended September 30, 2006, included charges of $11 million, net of income taxes, associated with costs related to the sale of certain small market recordkeeping businesses, and $15 million, net of income taxes, associated with non-deferrable LTC commission expense offset by a decrease in operating expenses as a result of $22 million, net of income taxes, of Travelers’ integration costs in the prior period.

Partially offsetting these decreases in income from continuing operations was an increase in underwriting results of $103 million, net of income taxes, compared to the prior period. This increase was primarily due to favorable results of $59 million and $45 million, both net of income taxes, in the group life and the non-medical health & other businesses, respectively. The results in group life were primarily due to favorable mortality experience. Non-medical health & other’s favorable results were primarily due to an improvement in IDI, primarily as a result of the impact of prior year reserve refinements and favorable claim experience in the current year period, and favorable results in the dental, AD&D and disability products partially due to a reserve refinement in disability in the current year period and the impact of Hurricane Katrina-related disability losses in the prior year. Underwriting results for retirement & savings remained relatively unchanged. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business.

The remaining increase in premiums, fees and other revenues more than offset the remaining increase in operating expenses.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,200 million, or 9%, to $15,242 million for the nine months ended September 30, 2006 from $14,042 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $797 million to the period over period increase. Excluding the impact of the Travelers acquisition, such revenues increased by $403 million, or 3%, from the comparable 2005 period. This increase was comprised of higher net investment income of $336 million and growth in premiums, fees and other revenues of $67 million.

Net investment income increased $336 million, primarily due to higher income from growth in the asset base driven by business growth throughout 2005 and 2006, particularly in the GIC and structured settlement businesses. In addition, the impact of higher short-term interest rates contributed to the increase compared to the prior year period. These increases were partially offset by declines in corporate and real estate joint venture income, commercial mortgage prepayment fees, and securities lending.

The increase of $67 million in premiums, fees, and other revenues was largely due to increases in the non-medical health & other business of $319 million, primarily due to growth in the dental, disability and AD&D products of $191 million. In addition, continued growth in the LTC business contributed $99 million. Group life contributed $196 million, which management primarily attributes to improved sales and favorable persistency, as well as a significant increase in premiums from two large customers. Partially offsetting these increases was a decline in retirement & savings’ premiums, fees and other revenues of $448 million, resulting primarily from declines of $382 million and $137 million in structured settlements and pension close-outs, respectively, predominantly due to the impact of lower sales, partially offset by a $63 million increase in master terminal funding premiums. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased $1,003 million, or 8%, to $13,499 million for the nine months ended September 30, 2006 from $12,496 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $551 million to the period over period increase. Excluding the impact of the Travelers acquisition, total expenses increased $452 million, or 4%, from the comparable 2005 period.

The increase was comprised of higher interest credited to policyholder account balances of $446 million and higher operating expenses of $40 million, partially offset by a decrease in policyholder benefits and claims of $34 million.

The increase of $446 million in interest credited to policyholder account balances was primarily attributable to an increase of $363 million and $83 million in the retirement & savings and group life businesses, respectively. The increase in the retirement & savings business was primarily due to a combination of growth in policyholder account balances, predominantly as a result of growth in GICs and an increase in short-term interest rates. The increase in the group life business was largely due to growth in the business, as well as the impact of an increase in short-term interest rates.

The increase in other expenses of $40 million was primarily due to an increase of $34 million in non-deferrable volume-related expense, $23 million of non-deferrable LTC commissions expense, and $17 million associated with costs related to the sale of certain small market recordkeeping businesses. Corporate support expenses were level period over period; however, the first three months of the current year included an $11 million increase in expenses related to stock-based compensation. Partially offsetting these increases was $35 million in Travelers-related integration costs, principally incentive accruals, in the prior year period.

Offsetting the increases in interest credited to policyholder account balances and other expenses is a decline in policyholder benefits and claims of $34 million, which included a $24 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims decreased $58 million.

Retirement & savings’ policyholder benefits and claims decreased $405 million predominantly due to the aforementioned decrease in revenues.

Partially offsetting the decrease was an increase in non-medical health & other’s policyholder benefits and claims of $226 million, predominantly due to the aforementioned growth in business, partially offset by favorable claim and morbidity experience in IDI, primarily due to the impact of an establishment of a $25 million liability for future losses in the prior year period, as well as favorable claim experience in disability, dental and AD&D in the current year period which included a benefit of $22 million as a result of a disability reserve refinement in the current year period and the existence of $18 million in Hurricane Katrina-related disability losses in the prior year period.

Additionally, group life’s policyholder benefits and claims increased $121 million, largely due to the aforementioned growth in the business and favorable mortality experience.

Individual

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues
Premiums	$1,095	$1,136	$3,279	$3,221
Universal life and investment-type product policy fees	782	746	2,362	1,726
Net investment income	1,697	1,746	5,127	4,835
Other revenues	126	150	386	367
Net investment gains (losses)	71	(42)	(479)	190

Total revenues	3,771	3,736	10,675	10,339

Expenses
Policyholder benefits and claims	1,313	1,375	3,937	3,923
Interest credited to policyholder account balances	528	500	1,522	1,287
Policyholder dividends	425	423	1,266	1,254
Other expenses	919	1,009	2,586	2,354

Total expenses	3,185	3,307	9,311	8,818

Income from continuing operations before provision for income taxes	586	429	1,364	1,521
Provision for income taxes	203	143	468	508

Income from continuing operations	383	286	896	1,013
Income (loss) from discontinued operations, net of income taxes	18	27	17	249

Net income	$401	$313	$913	$1,262

The Company’s Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of its customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and LTC insurance products offered through the Institutional segment, investment products such as mutual funds, as well as other products offered by the Company’s other businesses.

Three Months Ended September 30, 2006 compared with the Three Months Ended September 30, 2005 — Individual

Income from Continuing Operations

Income from continuing operations increased by $97 million, or 34%, to $383 million for the three months ended September 30, 2006 from $286 million for the comparable 2005 period. Included in this increase were net investment gains of $73 million, net of income taxes. Excluding the impact of net investment gains (losses), income from continuing operations increased by $24 million from the comparable 2005 period.

Fee income from separate account products increased income from continuing operations by $6 million, net of income taxes, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

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

Lower expenses of $40 million, net of income taxes, increased income from continuing operations. Although the current period includes revisions to pension and post-retirement liabilities, these were more than offset by higher corporate incentives in the prior period.

Lower DAC amortization resulting from adjustments for management’s update of assumptions used to determine estimated gross margins, contributed $18 million, net of income taxes, to the increase in income from continuing operations.

Also contributing to the increase in income from continuing operations were lower annuity benefits of $6 million, net of income taxes, primarily due to lower costs of the guaranteed annuity benefit riders and the related hedging, partially offset by a revision to future policyholder benefits.

These aforementioned increases in income from continuing operations were partially offset by declines in interest margins on variable products, consisting primarily of variable and universal life and annuity products, of $32 million, net of income taxes, primarily driven by lower variable income. Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given a constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees, for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

Also partially offsetting the increase in income from continuing operations was an increase over the prior year of the closed block related policyholder dividend obligation of $16 million, net of income taxes.

The increase in income from continuing operations was also partially offset by an increase to interest credited to policyholder account balances due primarily to lower amortization of the excess interest reserves on annuity and universal life blocks of business of $14 million, net of income taxes.

In addition, the increase in income from continuing operations was partially offset by lower net investment income on blocks of business that were not driven by interest rate margins of $4 million, net of income taxes.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $78 million, or 2%, to $3,700 million for the three months ended September 30, 2006 from $3,778 million for the comparable 2005 period.

Premiums decreased by $41 million due to a decrease in immediate annuity premiums of $39 million, and a $30 million expected decline in premiums associated with the Company’s closed block of business, partially offset by growth in premiums from other life products of $28 million.

Offsetting this decrease were higher universal life and investment-type product policy fees combined with other revenues of $12 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on investment performance.

Net investment income decreased by $49 million resulting from lower variable income driven by reductions in bond and commercial mortgage prepayment fees and securities lending, as well as a decline on the fixed maturity yields on a larger asset base.

Expenses

Total expenses decreased by $122 million, or 4%, to $3,185 million for the three months ended September 30, 2006 from $3,307 million for the comparable 2005 period.

Policyholder benefits decreased by $62 million primarily due to favorable mortality in the life products of $18 million, as well as a reduction in reserves of $18 million related to the excess mortality liability on a specific block of life insurance policies that lapsed or otherwise changed. In addition, annuity policyholder benefits declined by $9 million due to a revision to future policyholder benefits, partially offset by increased costs of the guaranteed annuity benefit riders and the related hedging. In addition, policyholder benefits decreased commensurate with the premium decreases in both immediate annuities and the Company’s closed block of business of $39 million and $30 million, respectively. Partially offsetting this decline in benefits was an increase commensurate with the increase in premiums of $28 million from other life products. Also offsetting the decline in benefits was an increase over the prior year of the closed block-related policyholder dividend obligation of $24 million.

Partially offsetting these decreases, interest credited to policyholder account balances increased $28 million primarily due to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business resulting from higher lapses in the prior period, as well as an update of assumptions in the current period. Higher crediting rates, partially offset by lower general account liabilities, also contributed to the increase.

Partially offsetting these decreases in total expenses was a $2 million increase in policyholder dividends associated with growth in the business.

In addition, lower other expenses of $90 million include lower DAC amortization of $28 million resulting from adjustments for management’s update of assumptions used to determine estimated gross margins. Furthermore, other expenses, excluding DAC amortization, decreased $62 million. The prior year quarter had higher corporate incentives of $33 million primarily related to the Travelers integration and revisions to certain expenses and policyholder liabilities of $11 million which increased the prior year’s expenses. The current period included lower employee-related expenses of $17 million and lower broker dealer volume-related expenses of $11 million, partially offset by a pension and post retirement charge of $14 million. The remainder of the variance was principally attributable to general spending.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005 — Individual

Income from Continuing Operations

Income from continuing operations decreased by $117 million, or 12%, to $896 million for the nine months ended September 30, 2006 from $1,013 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $112 million to income from continuing operations, which included $88 million, net of income taxes, of net investment losses. Included in the Travelers results was a $21 million increase to the excess mortality liability on specific blocks of life insurance policies. Excluding the impact of Travelers, income from continuing operations decreased by $229 million, or 23%, to $784 million for the nine months ended September 30, 2006 from $1,013 million for the comparable 2005 period. Included in this decrease were net investment losses of $348 million, net of income taxes. Excluding the impact of net investment gains (losses) and the acquisition of Travelers for the first six months of 2006, income from continuing operations increased by $119 million from the comparable 2005 period.

Fee income from separate account products increased income from continuing operations by $74 million, net of income taxes, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

Favorable underwriting results in life products contributed $72 million, net of income taxes, to the increase in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period.

Lower DAC amortization resulting from investment losses and adjustments for management’s update of assumptions used to determine estimated gross margins contributed $71 million, net of income taxes, to the increase in income from continuing operations.

The decrease in the closed block related policyholder dividend obligation of $44 million, net of income taxes, also contributed to the increase in income from continuing operations.

Lower expenses of $5 million, net of income taxes, increased income from continuing operations. Higher general spending in the current period was more than offset by higher corporate incentives in the prior year.

These aforementioned increases in income from continuing operations were partially offset by a decline in interest rate margins on variable products, consisting primarily of variable and universal life and annuity products, of $57 million, net of income taxes, primarily driven by lower variable income. Interest rate spreads are generally the percentage point difference between the yield earned on invested assets and the interest rate the Company uses to credit on certain liabilities. Therefore, given constant value of assets and liabilities, an increase in interest rate spreads would result in higher income to the Company. Interest rate spreads are influenced by several factors, including business growth, movement in interest rates, and certain investment and investment-related transactions, such as corporate joint venture income and bond and commercial mortgage prepayment fees, for which the timing and amount are generally unpredictable. As a result, income from these investment transactions may fluctuate from period to period.

In addition, the increase in income from continuing operations was partially offset by lower net investment income on blocks of business that were not driven by interest rate margins of $38 million, net of income taxes.

Also partially offsetting the increase in income from continuing operations was an increase to interest credited to policyholder account balances due primarily to lower amortization of the excess interest reserves on annuity and universal life blocks of business of $14 million, net of income taxes.

In addition, partially offsetting the increase in income from continuing operations were higher annuity benefits of $14 million, net of income taxes, primarily due to revisions to future policyholder benefits, partially offset by lower costs of the guaranteed annuity benefit riders and the related hedging.

An increase in policyholder dividends of $8 million, net of income taxes, due to growth in the business also partially offset the increase in income from continuing operations.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,005 million, or 10%, to $11,154 million for the nine months ended September 30, 2006 from $10,149 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $1,009 million to the period over period increase. Excluding the impact of Travelers, such revenues decreased by $4 million, or less than 1%, from the comparable 2005 period.

Premiums decreased by $11 million due to a decrease in immediate annuity premiums of $26 million, and a $78 million expected decline in premiums associated with the Company’s closed block of business, partially offset by growth in premiums from other life products of $93 million.

Offsetting this decrease were higher universal life and investment-type product policy fees combined with other revenues of $147 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $140 million primarily resulting from lower variable income driven by reductions in corporate joint venture income, bond and commercial mortgage prepayment fees and securities lending, as well as a decline on the fixed maturity yields on a larger asset base.

Expenses

Total expenses increased by $493 million, or 6%, to $9,311 million for the nine months ended September 30, 2006 from $8,818 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $706 million to the period over period increase. Included in the Travelers results was a $33 million increase to the excess mortality liability on specific blocks of life insurance policies. Excluding the impact of Travelers, total expenses decreased by $213 million, or 2%, from the comparable 2005 period.

Policyholder benefits decreased by $134 million primarily due to favorable mortality in the life products of $59 million, as well as a reduction in reserves of $18 million related to the excess mortality liability on a specific block of life insurance policies that lapsed or otherwise changed. In addition, policyholder benefits decreased due to a reduction in the closed block related policyholder dividend obligation of $67 million driven by higher net investment losses. In addition, policyholder benefits decreased commensurate with the premium decreases in both immediate annuities and the Company’s closed block of business of $26 million and $78 million, respectively. Partially offsetting this decline in benefits was an increase commensurate with the increase in premiums of $93 million from other life products. Partially offsetting these decreases in policyholder benefits was an increase in annuity benefits of $21 million primarily due to a revision to future policyholder benefits, partially offset by the costs of the guaranteed annuity benefit riders and the related hedging.

Partially offsetting these decreases, interest credited to policyholder account balances increased $26 million primarily due to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business resulting from higher lapses in the prior period, as well as an update of assumptions in the current period. Higher crediting rates, partially offset by lower general account liabilities, also contributed to the increase.

Partially offsetting these decreases in total expenses was a $12 million increase in policyholder dividends associated with growth in the business.

Lower other expenses of $117 million include lower DAC amortization of $109 million resulting from investment losses and adjustments for management’s update of assumptions used to determine estimated gross margins. In addition, other expenses, excluding DAC amortization, decreased $8 million. The prior year period had higher corporate incentives of $33 million primarily related to the Travelers integration. The current period included higher general spending of $28 million in connection with information technology and travel expenses and higher broker dealer volume of $4 million, partially offset by lower employee-related expense of $17 million and a reduction to pension and post retirement liabilities of $7 million. In addition, the impact of revisions to certain expenses, premium tax and policyholder liabilities in both periods was a net increase to expenses of $17 million in the current period.

Auto & Home

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues
Premiums	$732	$716	$2,182	$2,182
Net investment income	46	46	133	135
Other revenues	3	8	18	25
Net investment gains (losses)	(1)	(5)	(4)	(9)

Total revenues	780	765	2,329	2,333

Expenses
Policyholder benefits and claims	426	614	1,309	1,538
Policyholder dividends	1	1	3	3
Other expenses	209	209	621	612

Total expenses	636	824	1,933	2,153

Income (loss) before provision for income taxes	144	(59)	396	180
Provision (benefit) for income taxes	38	(30)	100	35

Net income (loss)	$106	$(29)	$296	$145

Auto & Home, operating through MPC and its subsidiaries, offers personal lines property and casualty insurance directly to employees at their employer’s worksite, as well as through a variety of retail distribution channels. Auto & Home primarily sells auto insurance and homeowners insurance.

Three Months Ended September 30, 2006 compared with the Three Months Ended September 30, 2005 — Auto & Home

Net Income

Net income (loss) increased by $135 million, to $106 million for the three months ended September 30, 2006 from ($29) million for the comparable 2005 period.

The increase in net income was primarily attributable to a loss in the third quarter of 2005 from Hurricane Katrina of $116 million, net of income taxes, related to losses, loss adjusting expenses and reinstatement and additional reinsurance-related premiums. Net income increased $19 million for the three months ended September 30, 2006 from the comparable 2005 period, after considering the loss from Hurricane Katrina.

Favorable development of prior year loss reserves contributed $19 million, net of income taxes, to the increase in net income. In addition, an improvement in non-catastrophe loss experience, primarily due to improved frequencies, contributed $14 million, net of income taxes, and a reduction in loss adjustment expenses, primarily due to improved claims handling practices, contributed $4 million, net of income taxes, to the increase. These increases were offset by higher catastrophe losses in the current quarter resulting in a decrease to net income of $10 million, net of income taxes.

Also impacting net income was a decrease in net earned premiums of $9 million, net of income taxes, resulting primarily from an increase of $5 million, net of income taxes, in catastrophe reinsurance costs, a reduction of $1 million, net of income taxes, in involuntary assumed business, as well as other decreases in premiums of $3 million, net of income taxes, primarily from lower average premium per policy.

In addition, other revenues decreased by $3 million, net of income taxes, due to slower than anticipated claims payments, resulting in slower recognition of deferred income related to a reinsurance contract. Net investment gains (losses) increased $2 million, net of income taxes, in the third quarter of 2006 from the comparable 2005 period.

The change in effective tax rates between periods accounts for the remainder of the increase in net income.

Revenues

Total revenues, excluding net investment gains (losses), increased by $11 million, or 1%, to $781 million for the three months ended September 30, 2006 from $770 million for the comparable 2005 period.

Premiums increased by $16 million due principally to the existence of a $32 million charge for reinstatement and additional reinsurance premiums in the third quarter of 2005 related to Hurricane Katrina. Premiums decreased by $16 million period over period after giving consideration to this charge. This decrease resulted from $8 million in additional catastrophe reinsurance costs and decreases in premiums of $6 million, primarily from lower average premiums per policy, as well as a decrease of $2 million in involuntary assumed business in 2006, mainly associated with the Massachusetts involuntary market.

Net investment income remained unchanged due to a $5 million decrease in net investment income related to a realignment of economic capital, entirely offset by a $5 million increase in income as a result of a slightly higher asset base with essentially flat yields.

Other revenues decreased $5 million due to slower than anticipated claims payments, resulting in slower recognition of deferred income related to a reinsurance contract.

Expenses

Total expenses decreased by $188 million, or 23%, to $636 million for the three months ended September 30, 2006 from $824 million for the comparable 2005 period.

Policyholder benefits and claims decreased by $188 million which was primarily due to $147 million in claims and expenses related to Hurricane Katrina incurred in the third quarter of 2005. The remainder of the decrease in policyholder benefits and claims in the third quarter of 2006, as compared to the 2005 period, can be attributed to $30 million in additional favorable development of prior year losses, improvements in claim frequencies of $24 million and a decrease of $6 million in unallocated loss expense due primarily to improved claims handling practices. These decreases in policyholder benefits and claims in the third quarter of 2006, as compared to the 2005 period, were partially offset by $3 million in additional losses due to exposure growth and an increase in catastrophe losses, excluding Hurricane Katrina, of $16 million.

Other expenses and policyholder dividends remained unchanged.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended September 30, 2006, as the combined ratio, excluding catastrophes, decreased to 81.2% from 86.8% in the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005 — Auto & Home

Net Income

Net income increased by $151 million, or 104%, to $296 million for the nine months ended September 30, 2006 from $145 million for the comparable 2005 period.

The increase in net income was primarily attributable to a loss in the third quarter of 2005 from Hurricane Katrina of $116 million, net of income taxes, related to losses, loss adjusting expenses and reinstatement and additional reinsurance-related premiums. Net income increased by $35 million for the three months ended September 30, 2006 from the comparable 2005 period, after considering the impact of the loss from Hurricane Katrina.

Favorable development of prior year loss reserves contributed $42 million, net of income taxes, to the increase in net income. In addition, an improvement in non-catastrophe loss experience, primarily due to improved frequencies, contributed $28 million, net of income taxes, and a reduction in loss adjustment expenses, primarily due to improved claims handling practices, contributed $20 million, net of income taxes, to the increase. These increases were offset by higher catastrophe losses, excluding Katrina, in the current year period resulting in a decrease to net income of $28 million, net of income taxes.

Also impacting net income was a decrease in net earned premiums of $20 million, net of income taxes, resulting primarily from an increase of $11 million, net of income taxes, in catastrophe reinsurance costs, a reduction of $8 million, net of income taxes, in involuntary assumed business, as well as other decreases in premiums of $1 million, net of income taxes, primarily from lower average premium per policy.

In addition, other revenues decreased by $5 million, net of income taxes, due to slower than anticipated claims payments resulting in slower recognition of deferred income related to a reinsurance contract. Net investment income decreased $1 million, net of income taxes, due to a $8 million decrease in net investment income related to a realignment of economic capital, offset by a $7 million increase in income as a result of a slightly higher asset base. Net investment gains (losses) increased $3 million, net of income taxes, in the first three quarters of 2006 from the comparable 2005 period. Other expenses increased by $6 million, net of income taxes, primarily due to expenditures related to information technology and advertising.

The change in effective tax rates between periods accounts for the remainder of the increase in net income.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $9 million, or less than 1%, to $2,333 million for the nine months ended September 30, 2006 from $2,342 million for the comparable 2005 period.

Premiums were level in the 2006 period as compared to 2005. The third quarter of 2005 included a $32 million charge for reinstatement and additional reinsurance premiums related to Hurricane Katrina. Premiums decreased by $32 million period over period after giving consideration to this charge. This decrease resulted from $16 million in additional catastrophe reinsurance costs and decreases in premiums of $6 million primarily from lower average premiums per policy, as well as a decrease of $10 million in involuntary assumed business in 2006, mainly associated with the Massachusetts involuntary market.

Net investment income decreased $2 million due to a $12 million decrease in net investment income related to a realignment of economic capital, partially offset by a $10 million increase in income as a result of a slightly higher asset base with essentially flat yields.

Other revenues decreased $7 million due to slower than anticipated claims payments, resulting in slower recognition of deferred income related to a reinsurance contract.

Expenses

Total expenses decreased by $220 million, or 10%, to $1,933 million for the nine months ended September 30, 2006 from $2,153 million for the comparable 2005 period.

Policyholder benefits and claims decreased by $229 million which was primarily due to $147 million in claims and expenses related to Hurricane Katrina incurred in the third quarter of 2005. The remainder of the decrease in policyholder benefits and claims for the nine months ended September 30, 2006, as compared to the same period in 2005, can be attributed to $60 million in additional favorable development of prior year losses, improvements in claim frequencies of $65 million, and a decrease of $26 million in unallocated loss expense due primarily to improved claims handling practices. These decreases in policyholder benefits and claims for the nine months ended September 30, 2006, as compared to the same period in 2005, were partially offset by $18 million of additional losses due to severity, $11 million of additional losses due to exposure growth and an increase in catastrophe losses, excluding the loss from Hurricane Katrina, of $40 million.

Other expenses increased $9 million, after taxes, primarily due to expenditures related to information technology and advertising.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the nine months ended September 30, 2006, as the combined ratio, excluding catastrophes, decreased to 84.1% from 87.9% in the nine months ended September 30, 2005.

International

The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues
Premiums	$675	$614	$1,982	$1,550
Universal life and investment-type product policy fees	205	170	583	414
Net investment income	290	238	763	582
Other revenues	8	9	16	11
Net investment gains (losses)	(17)	5	16	12

Total revenues	1,161	1,036	3,360	2,569

Expenses
Policyholder benefits and claims	658	630	1,711	1,508
Interest credited to policyholder account balances	93	84	266	186
Policyholder dividends	(4)	2	(1)	4
Other expenses	388	290	1,061	657

Total expenses	1,135	1,006	3,037	2,355

Income from continuing operations before provision for income taxes	26	30	323	214
Provision (benefit) for income taxes	15	(4)	107	57

Income from continuing operations	11	34	216	157
Income from discontinued operations, net of income taxes	—	7	—	5

Net income	$11	$41	$216	$162

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions.

Three Months Ended September 30, 2006 compared with the Three Months Ended September 30, 2005 — International

Income from Continuing Operations

Income from continuing operations decreased by $23 million, or 68%, to $11 million for the three months ended September 30, 2006 from $34 million for the comparable 2005 period. This decrease includes the impact of net investment gains (losses) of ($14) million, net of income taxes. Excluding the impact of net investment gains (losses), income from continuing operations decreased $9 million from the comparable 2005 period.

Mexico’s income from continuing operations decreased by $40 million, net of income taxes, primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment gains on invested assets supporting those liabilities during the period, the impact of an adjustment to the liability for experience refunds on a block of business, higher operating expenses from the pension business, as well as an increase of $15 million in taxes due to a tax benefit in the prior year quarter derived from a dividend paid during that period. Both periods benefited from approximately $5 million of various one-time other revenue items. Brazil’s income from continuing operations decreased by $6 million, net of income taxes, primarily due to an increase in litigation liabilities, as well as adverse mortality experience. Results of the Company’s investment in Japan decreased by approximately $5 million primarily due to variability in the hedging program. The home office recorded higher infrastructure expenditures in support of segment growth of $16 million, net of income taxes, as well as a $12 million expense associated with the establishment of a contingent tax liability related to transfer pricing.

Partially offsetting these decreases was an increase in income from continuing operations of $38 million, net of income taxes, in Argentina primarily due to a lesser increase in policyholder benefits and claims in the current period resulting from a smaller increase in the unit value of the related pension funds in the current period than in the prior year period, higher net investment income resulting from capital contributions since the completion of the Travelers acquisition, as well an $11 million increase in the prior year period of a deferred income tax valuation allowance established against losses incurred in that period. Income from continuing operations increased in South Korea, Chile, the United Kingdom, and Australia by $11 million, $3 million, $3 million, and $2 million, respectively, all net of income taxes, primarily due to continued growth of the in-force business. Income from continuing operations increased in Taiwan by $4 million, net of income taxes, primarily due to reserve refinements associated with the conversion to a new valuation system. In addition, income from continuing operations increased by $4 million, net of income taxes, due to a reduction in the rate charged for economic capital from the prior year period.

The remainder of the increase in income from continuing operations can be attributed to contributions from the other countries. Changes in foreign currency exchange rates account for a $4 million increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $147 million, or 14%, to $1,178 million for the three months ended September 30, 2006 from $1,031 million for the comparable 2005 period.

Premiums, fees, and other revenues increased by $95 million, or 12%, to $888 million for the three months ended September 30, 2006 from $793 million for the comparable 2005 period. Premiums, fees and other revenues increased in South Korea, the United Kingdom, Australia, and Argentina by $40 million, $10 million, $9 million, and $4 million, respectively, primarily due to business growth. Mexico’s premiums, fees, and other revenues increased by $20 million, primarily due to higher fees and growth in its universal life and pension businesses, partially offset by an adjustment for experience refunds on Mexico’s institutional business. Both periods benefited from approximately $8 million of various one-time other revenue items. Premiums, fees, and other revenues increased in Brazil by $11 million primarily due to an increase in amounts retained under reinsurance arrangements and higher bancassurance business. Chile’s premiums, fees, and other revenues decreased by $5 million, primarily due to lower annuity sales due in part from management’s decision not to match aggressive pricing in the marketplace partially offset by higher institutional premiums from its bank distribution channel. Growth in other countries accounted for the remainder of the increase.

Net investment income increased by $52 million, or 22%, to $290 million for the three months ended September 30, 2006 from $238 million for the comparable 2005 period. Net investment income increased in Argentina by $14 million primarily due to higher invested assets resulting from capital contributions since the completion of the Travelers acquisition. Net investment income in Chile increased by $9 million, primarily due to higher inflation rates and increases in invested assets. Net investment income in South Korea and Brazil each increased by $7 million primarily due to increases in invested assets commensurate with the growth in business. Net investment income increased in Mexico by $5 million primarily due to higher inflation rates and increases in invested assets, partially offset by lower average investment yields. The invested asset valuations and returns on these invested assets are linked to inflation rates in most of the Latin American countries in which the Company does business. In addition, net investment income in the home office increased by $5 million primarily due to a reduction in the rate charged for economic capital from the prior year period. Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates had a favorable impact of $9 million on total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $129 million, or 13%, to $1,135 million for the three months ended September 30, 2006 from $1,006 million for the comparable 2005 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $31 million, or 4%, to $747 million for the three months ended September 30, 2006 from $716 million for the comparable 2005 period. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts in Mexico increased by $47 million, primarily due to an increase in certain policyholder liabilities of $21 million caused by an increase in the unrealized investment gains on the invested assets supporting those liabilities, as well as an increase in other policyholder benefits and claims of $20 million and in interest credited to policyholder account balances of $6 million commensurate with the growth in revenue discussed above. South Korea’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $12 million commensurate with the revenue growth discussed above. Brazil’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $13 million primarily due to adverse claim experience. These increases were partially offset by a decrease in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances in Argentina of $22 million primarily due to a lesser increase in policyholder benefits and claims in the current period resulting from a smaller increase in the unit value of the related pension funds in the current period than in the prior year period, and a decrease of $16 million in Taiwan primarily due to reserve refinements associated with the conversion to a new valuation system. Decreases in other countries accounted for the remainder of the change.

Other expenses increased by $98 million, or 34%, to $388 million for the three months ended September 30, 2006 from $290 million for the comparable 2005 period. South Korea’s other expenses increased by $19 million, primarily due to an increase in the amortization of DAC and additional overhead expenses, both of which are due to the growth in business. Mexico’s other expenses increased by $17 million primarily due to higher expenses related to growth initiatives, additional expenses associated with the Mexican pension business, as well as business growth. Brazil’s other expenses increased by $11 million primarily due to business growth, as well as an increase in litigation liabilities. Taiwan’s other expenses increased by $10 million primarily due to an increase in DAC amortization from refinements associated with the implementation of the new valuation system discussed previously. Other expenses increased in both Australia and the United Kingdom by $6 million primarily due to business growth. Other expenses associated with the home office increased by $25 million primarily due to an increase in expenditures for information technology projects, growth initiative projects, and integration costs as well as an increase in compensation resulting from an increase in headcount from the comparable 2005 period. Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates accounted for $5 million of the increase in total expenses.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005 — International

Income from Continuing Operations

Income from continuing operations increased by $59 million, or 38%, to $216 million for the nine months ended September 30, 2006 from $157 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $38 million to income from continuing operations, which includes $18 million, net of income taxes, of net investment gains. Included in the Travelers results is an increase to policyholder benefits and claims of $10 million, net of income taxes, resulting from the increase in policyholder liabilities due to higher than expected mortality in Brazil on specific blocks of business written in the Travelers entity since the acquisition, and consistent with the increase on the existing MetLife entities as described more fully below. Excluding the impact of Travelers, income from continuing operations increased by $21 million, or 13%, over the comparable 2005 period. This increase includes the impact of net investment gains (losses) of ($14) million, net of income taxes. Excluding the impact of Travelers and of net investment gains (losses), income from continuing operations increased $35 million from the comparable 2005 period.

Argentina’s income from continuing operations increased by $38 million, net of income taxes due to a lesser increase in policyholder benefits and claims in the current period resulting from a smaller increase in the unit value of the related pension funds in the current period than in the prior year period, higher net investment income resulting from capital contributions since the completion of the Travelers acquisition, as well an $11 million increase in the prior year period of a deferred income tax valuation allowance established against losses incurred in that period. South Korea’s income from continuing operations increased by $33 million, net of income taxes, primarily due to continued growth of the in-force business. Mexico’s income from continuing operations increased by $32 million, net of income taxes, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment gains on invested assets supporting those liabilities relative to the prior year, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits, as well as the unfavorable impact in the prior year of contingent liabilities that were established related to potential employment matters in that year, and partially offset by higher operating expenses from the pension business, the net impact of an adjustment to the liability for experience refunds on a block of business, as well as an increase of $15 million in taxes due to a tax benefit in the prior year derived from a dividend paid during that period. Both periods benefited from approximately $5 million of various one-time other revenue items. Income from continuing operations increased in Chile, the United Kingdom and Australia by $5 million, $3 million, and $2 million, respectively, all net of income taxes, primarily due to growth of the in-force business. Income from continuing operations increased in Taiwan by $3 million, net of income taxes, primarily due to reserve refinements associated with the conversion to a new valuation system. In addition, income from continuing operations increased $9 million, net of income taxes, due to a reduction in the rate charged for economic capital from the prior year period.

Partially offsetting these increases in income from continuing operations was a decrease in Canada of $19 million, net of income taxes, primarily due to the realignment of economic capital, and a decrease in Brazil of $13 million, net of income taxes, primarily due to a $10 million, net of income taxes, increase to policyholder benefits and claims related to an increase in future policyholder benefit liabilities on specific blocks of business. This increase is due to significantly higher than expected mortality experience, of which a total of $20 million of additional liabilities were recorded, $10 million of which is associated with the acquired Travelers’ business, and $10 million of which is related to existing MetLife entities. Brazil’s income from continuing operations was also impacted by an increase in litigation liabilities, as well adverse claim experience in the current quarter. Results of the Company’s investment in Japan decreased by $5 million primarily due to variability in the hedging program. The home office recorded higher infrastructure expenditures in support of segment growth of $44 million, net of income taxes, as well as a $12 million contingent tax liability.

The remainder of the increase in income from continuing operations can be attributed to contributions from other countries. Changes in foreign currency rates accounted for $11 million of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $787 million, or 31%, to $3,344 million for the nine months ended September 30, 2006 from $2,557 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $413 million to the period over period increase. Excluding the impact of Travelers, such revenues increased by $374 million, or 15%, over the comparable 2005 period.

Premiums, fees, and other revenues increased by $306 million, or 15%, to $2,281 million for the nine months ended September 30, 2006 from $1,975 million for the comparable 2005 period. South Korea’s premiums, fees and other revenues increased by $112 million primarily due to business growth driven by strong sales of its variable universal life product. Mexico’s premiums, fees, and other revenues increased by $98 million, primarily due to growth in the institutional business, as well as higher fees and growth in its universal life and pension businesses, and partially offset by an adjustment for experience refunds on a block of business. Both quarters benefited from approximately $8 million of various one-time other revenue items. Premiums, fees, and other revenues increased in Brazil by $40 million due to business growth and higher bancassurance business, as well as an increase in amounts retained under reinsurance arrangements, and in Taiwan by $11 million primarily due to continued growth in the business. Chile’s premiums, fees, and other revenues increased by $13 million, primarily due to an increase in institutional premiums through its bank distribution channel, partially offset by lower annuity sales due in part from management’s decision not to match aggressive pricing in the marketplace. Premiums, fees, and other revenues increased in the United Kingdom, Australia, and Argentina by $10 million, $9 million, and $4 million, respectively, primarily due to business growth. Increases in other countries accounted for the remainder of the change.

Net investment income increased by $68 million, or 12%, to $650 million for the nine months ended September 30, 2006 from $582 million for the comparable 2005 period. Net investment income in Chile increased by $24 million primarily due to higher inflation rates, increases in invested assets and the favorable impact of foreign exchange rates. Net investment income in Mexico increased by $18 million primarily due to higher inflation rates and increases in invested assets, partially offset by lower average investment yields. The invested asset valuations and returns on these invested assets are linked to inflation rates in most of the Latin American countries in which the Company does business. South Korea, Brazil, and Taiwan’s net investment income increased by $18 million, $11 million and $3 million, respectively, primarily due to increases in invested assets. Net investment income increased in Argentina by $14 million primarily due to higher invested assets resulting from capital contributions since the completion of the Travelers acquisition. Net investment income in the home office increased by $14 million primarily due to a reduction in the rate charged for economic capital from the prior year quarter. These increases in net investment income were partially offset by a decrease of $33 million in Canada due to the realignment of economic capital. Decreases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates had a favorable impact of $83 million on total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $682 million, or 29%, to $3,037 million for the nine months ended September 30, 2006 from $2,355 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $388 million to the period over period increase. Excluding the impact of Travelers, total expenses increased by $294 million, or 12%, over the comparable 2005 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $103 million, or 6%, to $1,801 million for the nine months ended September 30, 2006 from $1,698 million for the comparable 2005 period. Brazil’s policyholder benefits and claims increased by $46 million primarily due to an increase in policyholder liabilities on specific blocks of business as discussed above as well as adverse claim experience in other lines of business. South Korea and Chile’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $36 million and $22 million, respectively, commensurate with the revenue growth discussed above. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances in Mexico increased by $29 million primarily due to an increase in other policyholder benefits and claims of $61 million and in interest credited to policyholder account balances of $32 million commensurate with the growth in revenue discussed above, and partially offset by a decrease in certain policyholder liabilities of $54 million caused by a decrease in the unrealized investment gains on the invested assets supporting those liabilities, as well as a $10 million benefit from a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder. These increases were partially offset by a decrease in policyholder benefits and claims, policyholder dividends, and interest credited to policyholder account balances in Argentina of $22 million primarily due to a lesser increase in policyholder benefits and claims in the current period resulting from a smaller increase in the unit value of the related pension funds in the current period than in the prior year period, and in Taiwan of $4 million due to a decrease of $14 million from reserve refinements associated with the conversion to a new valuation system, partially offset by an increase of $10 million primarily due to business growth. Decreases in other countries accounted for the remainder of the change.

Other expenses increased by $191 million, or 29%, to $848 million for the nine months ended September 30, 2006 from $657 million for the comparable 2005 period. South Korea’s other expenses increased by $51 million, primarily due to an increase in DAC amortization and additional overhead expenses, both of which are due to growth in the business. Brazil’s other expenses increased by $21 million primarily due to growth in the business discussed above as well as an increase in litigation liabilities. Mexico’s other expenses increased by $15 million primarily due to an increase in commissions commensurate with the revenue growth discussed above, higher expenses related to growth initiatives, and additional expenses associated with the Mexican pension business, offset by lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits and the prior period unfavorable impact of contingent liabilities that were established related to potential employment matters. Taiwan’s other expenses increased by $14 million primarily due to an increase in DAC amortization resulting from refinements associated with the implementation of a new valuation system. Chile’s other expenses increased by $8 million, primarily due to increased commissions associated with its institutional business. Other expenses increased in both Australia and the United Kingdom by $6 million primarily due to business growth. Other expenses associated with the home office increased by $68 million primarily due to an increase in expenditures for information technology projects, growth initiative projects, and integration costs, as well as an increase in compensation resulting from an increase in headcount from the comparable 2005 period. Increases in other countries account for the remainder of the change.

Changes in foreign currency exchange rates accounted for $72 million of the increase in total expenses.

Reinsurance

The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues
Premiums	$1,076	$976	$3,147	$2,807
Universal life and investment-type product policy fees	—	(2)	—	—
Net investment income	171	158	501	445
Other revenues	19	13	47	45
Net investment gains (losses)	3	7	(4)	28

Total revenues	1,269	1,152	3,691	3,325

Expenses
Policyholder benefits and claims	849	779	2,533	2,346
Interest credited to policyholder account balances	46	64	157	163
Other expenses	326	265	872	722

Total expenses	1,221	1,108	3,562	3,231

Income before provision for income taxes	48	44	129	94
Provision for income taxes	18	16	46	30

Net income	$30	$28	$83	$64

The Company’s Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated (“RGA”), a publicly traded company. RGA’s operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, China, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

Three Months Ended September 30, 2006 compared with the Three Months Ended September 30, 2005 — Reinsurance

Net Income

Net income increased by $2 million, or 7%, to $30 million for the three months ended September 30, 2006 from $28 million for the comparable 2005 period.

The increase in net income was attributable to a 10% increase in premiums while policyholder benefits and claims increased 9%, adding $20 million, net of income taxes, to net income, an increase in net investment income, net of the decrease in interest credited to policyholder account balances of $20 million, net of income taxes, and an increase in other revenues of $4 million, net of income taxes. The increases in premiums and policyholder benefits and claims were primarily due to added business in force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The increase in net investment income, net of interest credited to policyholder account balances, was due to growth in the invested asset base. The increase in invested assets, and net investment income, is coming most substantially from the issuance of notes and a collateral financing facility, which increased interest expense within other expenses as described below. The increase in other revenues was primarily related to an increase in surrender charges on asset-intensive business and financial reinsurance fees during 2006, partially offset by a decrease in foreign currency transaction gains.

These increases in net income were partially offset by a $40 million increase in other expenses and a $3 million decrease in net investment gains (losses), all net of income taxes. The increase in other expenses was primarily related to expenses associated with DAC, including reinsurance allowances paid, interest expense associated with RGA’s issuance of $850 million 30-year notes to provide long-term collateral for Regulation Triple-X reserves in June 2006 and $400 million of junior subordinated notes in December 2005, minority interest expense, and equity compensation expense.

Revenues

Total revenues, excluding net investment gains (losses), increased by $121 million, or 11%, to $1,266 million for the three months ended September 30, 2006 from $1,145 million for the comparable 2005 period.

The increase in such revenues was primarily associated with growth in premiums of $100 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $36 million; Asia Pacific, which contributed $42 million; Canada, which contributed $14 million; and Europe and South Africa, which contributed $8 million. Premium levels were significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income increased $13 million, primarily due to growth in the invested asset base from net proceeds of RGA’s $850 million 30-year notes offering in June 2006 and $400 million junior subordinated note offering in December 2005, positive operating cash inflows, and additional deposits associated with the coinsurance of annuity products. These increases were partially offset by a decrease in net investment income related to a realignment of economic capital and a reduction in investment yields relative to the comparable period related to market performance on funds withheld portfolios. Investment yields on invested assets other than funds withheld portfolios were flat period over period.

Other revenues increased $6 million primarily due to an increase in surrender charges on asset-intensive business and financial reinsurance fees during 2006, partially offset by a decrease in foreign currency transaction gains.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $15 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $113 million, or 10%, to $1,221 million for the three months ended September 30, 2006 from $1,108 million for the comparable 2005 period.

This increase in total expenses was commensurate with the growth in revenues and was primarily attributable to an increase of $70 million in policyholder benefits and claims, primarily associated with growth in insurance in-force of approximately $242 billion, partially offset by favorable underwriting results in RGA’s Asia Pacific segment, as well as an $18 million decrease in interest credited to policyholder account balances, which is generally offset by a corresponding decrease in net investment income.

Other expenses increased by $61 million due to a $26 million increase in expenses associated with DAC, including reinsurance allowances paid, an $18 million increase in interest expense, primarily associated with RGA’s issuance of $850 million 30-year notes in June 2006 and $400 million of junior subordinated notes in December 2005, as well as a $5 million increase in minority interest expense. The remaining increase of $12 million was primarily related to compensation and overhead related expenses associated with RGA’s international expansion and general growth in operations, including equity compensation expense.

Additionally, a component of the increase in total expenses was a $15 million increase associated with foreign currency exchange rate movements.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005 — Reinsurance

Net Income

Net income increased by $19 million, or 30%, to $83 million for the nine months ended September 30, 2006 from $64 million for the comparable 2005 period.

The increase in net income was attributable to a 12% increase in premiums, while policyholder benefits and claims increased by 8%, adding $99 million, net of income taxes, to net income, an increase in net investment income, net of interest credited to policyholder account balances of $40 million, net of income taxes, and an increase of $1 million in other revenues, net of income taxes. The increase in premiums and policyholder benefits and claims was primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The increase in policyholder benefits and claims was partially offset by unfavorable mortality in the prior year period. Net investment income growth, net of the decrease in interest credited to policyholder account balances, was due to growth in the invested asset base. The increase in invested assets, and net investment income, is coming most substantially from the issuance of notes and a collateral financing facility, which increased interest expense within other expenses as described below. The increase in other revenues was primarily related to an increase in surrender charges on asset-intensive business and financial reinsurance fees during 2006, partially offset by a decrease in foreign currency transaction gains in the prior year period.

These increases in net income were partially offset by a $98 million increase in other expenses, and a $21 million decrease in net investment gains (losses), all net of income taxes. The remaining offset of $2 million was related to a change in the effective tax rates. The increase in other expenses was primarily related to expenses associated with DAC, including reinsurance allowances paid; minority interest expense; interest expense associated with RGA’s issuance of $850 million 30-year notes in June 2006 and $400 of junior subordinated notes in December 2005; and equity compensation expense.

Revenues

Total revenues, excluding net investment gains (losses), increased by $398 million, or 12%, to $3,695 million for the nine months ended September 30, 2006 from $3,297 million for the comparable 2005 period.

The increase in such revenues was primarily associated with growth in premiums of $340 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $170 million; Asia Pacific, which contributed $88 million; Canada, which contributed $55 million; and Europe and South Africa, which contributed $27 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income increased $56 million, primarily due to growth in the invested asset base from net proceeds of RGA’s $850 million 30-year notes offering in June 2006 and $400 million junior subordinated note offering in December 2005, positive operating cash inflows, additional deposits associated with the coinsurance of annuity products. The increase in net investment income was partially offset by a decrease related to a realignment of economic capital and a reduction in investment yields relative to the comparable period related to market performance on funds withheld portfolios. Investment yields on invested assets other than funds withheld portfolios were flat period over period.

Other revenues increased by $2 million primarily related to an increase in surrender charges on asset-intensive business and financial reinsurance fees during 2006, partially offset by a decrease in foreign currency transaction gains in the prior year period.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $14 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $331 million, or 10%, to $3,562 million for the nine months ended September 30, 2006 from $3,231 million for the comparable 2005 period.

The increase in total expenses was commensurate with the growth in revenues and was primarily attributable to an increase of $187 million in policyholder benefits and claims, primarily associated with growth in insurance in-force of approximately $242 billion, partially offset by a $6 million decrease in interest credited to policyholder account balances, which is generally offset by a corresponding decrease in net investment income. The increase in policyholder benefits and claims of $187 million was partially offset by favorable underwriting results in RGA’s Asia Pacific segment in the current year period, unfavorable mortality experience in the U.S. and the United Kingdom in the prior year period, and a $24 million increase in the liabilities associated with the Argentine pension business, in the prior year period.

Other expenses increased by $150 million due to a $50 million increase in expenses associated with DAC, including reinsurance allowances paid, a $40 million increase in minority interest expense on the larger earnings base in the current period, and a $30 million increase in interest expense associated with RGA’s issuance of $850 million 30-year notes in June 2006 and $400 million of junior subordinated notes in December 2005. The remaining increase of $30 million was primarily related to compensation and overhead related expenses associated with RGA’s international expansion and general growth in operations, including equity compensation expense.

Additionally, a component of the increase in total expenses was a $14 million increase associated with foreign currency exchange rate movements.

Corporate & Other

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues
Premiums	$7	$6	$26	$10
Universal life and investment-type product policy fees	—	1	—	1
Net investment income	193	197	758	480
Other revenues	12	5	25	13
Net investment gains (losses)	(39)	65	(155)	(85)

Total revenues	173	274	654	419

Expenses
Policyholder benefits and claims	13	12	33	(31)
Interest credited to policyholder account balances	—	—	—	—
Other expenses	321	255	974	612

Total expenses	334	267	1,007	581

Income (loss) from continuing operations before provision (benefit) for income taxes	(161)	7	(353)	(162)
Income tax benefit	(145)	(56)	(295)	(173)

Income (loss) from continuing operations	(16)	63	(58)	11
Income (loss) from discontinued operations, net of income taxes	15	14	72	1,079

Net income (loss)	(1)	77	14	1,090
Preferred stock dividends	34	31	100	31

Net income (loss) available to common shareholders	$(35)	$46	$(86)	$1,059

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest at rates commensurate with related borrowings, as well as intersegment transactions.

Three Months Ended September 30, 2006 compared with the Three Months Ended September 30, 2005 — Corporate & Other

Income (loss) from Continuing Operations

Income (loss) from continuing operations decreased by $79 million, to ($16) million for the three months ended September 30, 2006 from $63 million for the comparable 2005 period. Included in this decrease were higher investment losses of $68 million, net of income taxes. Excluding the impact of net investment losses, income (loss) from continuing operations decreased by $11 million.

The decrease in income (loss) from continuing operations was primarily attributable to higher corporate support expenses, interest expense on debt, interest credited to bankholder deposits, legal-related costs and lower net investment income of $26 million, $19 million, $13 million, $6 million, and $3 million, respectively, all of which were net of income taxes. This was partially offset by lower integration costs and higher other revenues of $25 million and $4 million, respectively, both net of income taxes. Tax benefits increased $28 million over the comparable 2005 period due to the difference of finalizing the Company’s 2005 tax return in 2006 when compared to finalizing the Company’s 2004 tax return in 2005 and the difference between the actual and estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $3 million, or 1%, to $212 million for the three months ended September 30, 2006 from $209 million for the comparable 2005 period. This increase was primarily attributable to increases in other revenues of $7 million, which primarily consisted of revenues from increased surrender values on corporate owned life insurance and rental income from outside parties on properties defined as principally for company use. This was partially offset by decreased net investment income of $4 million primarily from securities lending activities and lower leveraged lease income offset by higher income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $67 million, or 25%, to $334 million for the three months ended September 30, 2006 from $267 million for the comparable 2005 period. This increase was attributable to higher corporate support expenses of $39 million, which included advertising, start-up costs for new products and information technology costs, partially offset by lower integration costs of $38 million. Interest expense was higher by $32 million primarily as a result of increased short-term debt borrowings resulting from the issuance of commercial paper. As a result of growth in the business and higher interest rates, interest credited to bankholder deposits also increased by $20 million at MetLife Bank. Legal-related costs were higher by $11 million, predominantly from the reduction of previously established liabilities related to legal disputes during the 2005 period. Also included as a component of total expenses was the elimination of intersegment amounts which was offset within total revenues.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005 — Corporate & Other

Income (loss) from Continuing Operations

Income (loss) from continuing operations decreased by $69 million, to ($58) million for the nine months ended September 30, 2006 from $11 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006, excluding Travelers financing and integration costs incurred by the Company, contributed $111 million to income (loss) from continuing operations, which included $3 million, net of income taxes, of net investment losses. Excluding the impact of Travelers, income (loss) from continuing operations decreased by $180 million from the comparable 2005 period. Included in this decrease were higher investment losses of $42 million, net of income taxes. Excluding the impact of Travelers and the increase in net investment losses, income (loss) from continuing operations decreased by $138 million.

The 2005 period included a $30 million benefit associated with the reduction of a previously established liability for settlement death benefits related to the Company’s sales practices class action settlement recorded in 1999 and an $18 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company’s demutualization in 2000, both net of income taxes. Excluding the impact of these items, income (loss) from continuing operations decreased by $90 million for the nine months ended September 30, 2006 from the comparable 2005 period. The decrease in income (loss) from continuing operations was primarily attributable to higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), corporate support expenses, interest credited to bankholder deposits, and legal-related costs of $113 million, $47 million, $45 million and $17 million, respectively, all of which were net of income taxes. This was partially offset by higher net investment income, lower integration costs and increased other revenues of $59 million, $31 million, and $9 million, respectively, all of which were net of income taxes. Tax benefits also increased $33 million over the comparable 2005 period due to the difference of finalizing the Company’s 2005 tax return in 2006 when compared to finalizing the Company’s 2004 tax return in 2005 and the difference between the actual and estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $305 million, or 61%, to $809 million for the nine months ended September 30, 2006 from $504 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006 contributed $200 million to the period over period increase. Excluding the impact of Travelers, revenues increased by $105 million, or 21%, from the comparable 2005 period. This increase was primarily attributable to increased net investment income of $90 million primarily from increases in income on fixed maturities as a result of higher yields from lengthening the duration and a higher asset base as well as increased income resulting from a higher asset base invested in corporate joint ventures, real estate and mortgage loans on real estate offset by lower income from securities lending activities and leveraged leases. The remainder of the increase was primarily attributable to increased other revenues of $12 million, which primarily consisted of increased surrender values on corporate owned life insurance policies and rental income from outside parties on properties defined as principally for company use. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $426 million, or 73%, to $1,007 million for the nine months ended September 30, 2006 from $581 million for the comparable 2005 period. The acquisition of Travelers for the first six months of 2006, excluding Travelers financing and integration costs, contributed $59 million to the period over period increase. Excluding the impact of Travelers, such expenses increased by $367 million, or 63%, from the comparable 2005 period.

The 2005 period included a $47 million benefit associated with the reduction of a previously established liability for settlement death benefits related to the Company’s sales practices class action settlement recorded in 1999 and a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to the Company’s demutualization in 2000. Excluding the impact of these items, total expenses increased by $292 million for the nine months ended September 30, 2006 from the comparable 2005 period. This increase was attributable to higher interest expense of $174 million primarily as a result of the issuance of senior notes in 2005, which included $119 million of expenses from the financing of the acquisition of Travelers and, as a result of the issuance of commercial paper, an increase in short-term interest expense of $46 million. As a result of growth in the business and higher interest rates, interest credited to bankholder deposits increased by $69 million at MetLife Bank. Corporate support expenses, which included advertising, start-up costs for new products and information technology costs, were higher by $72 million, partially offset by lower integration costs of $49 million. Legal-related costs were higher by $26 million, predominantly from the reduction of previously established liabilities related to legal disputes during the 2005 period. Also included as a component of total expenses was the elimination of intersegment amounts which was offset within total revenues.

Liquidity and Capital Resources

The Company

Capital

RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit further regulatory action on an annual basis. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items and takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. These rules apply to each of the Company’s domestic insurance subsidiaries. At December 31, 2005, each of the Holding Company’s domestic insurance subsidiaries’ total adjusted capital was in excess of the RBC levels required by their respective states of domicile.

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001 to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York State Department of Insurance (the “Department”) has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of the Holding Company’s insurance subsidiaries.

Asset/Liability Management

The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, and investment return. The goals of the investment process are to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Portfolio Management Unit, the Business Finance Asset/Liability Management Unit, and the operating business segments under the supervision of the various product line specific Asset/Liability Management Committees (“ALM Committees”). The ALM Committees’ duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

The Company establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies include objectives for effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these asset/liability matching strategies, management regularly reevaluates the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact the Company’s ability to achieve its asset/liability management goals and objectives.

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $10.2 billion and $6.7 billion at September 30, 2006 and December 31, 2005, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

The Company’s ability to sell investment assets could be limited by accounting rules including rules relating to the intent and ability to hold impaired securities until the market value of those securities recovers.

In extreme circumstances, all general account assets within a statutory legal entity are available to fund any obligation of the general account within that legal entity.

Liquidity Sources

Cash Flows from Operations.  The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal.

The Company’s principal cash inflows from its investment activities come from repayments of principal, proceeds from maturities and sales of invested assets and investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market volatilities. The Company closely monitors and manages these risks through its credit risk management process.

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At September 30, 2006 and December 31, 2005, the Company had $183.3 billion and $179.0 billion in liquid assets, respectively.

Global Funding Sources.  Liquidity is also provided by a variety of both short-term and long-term instruments, including repurchase agreements, commercial paper, medium-term and long-term debt, capital securities and stockholders’ equity. The diversification of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds.

At September 30, 2006 and December 31, 2005, the Company had outstanding $1.7 billion and $1.4 billion in short-term debt, respectively, and $10.7 billion and $9.9 billion in long-term debt, respectively.

Debt Issuances.  During the nine months ended September 30, 2006, the Company did not issue any debt except for the agreements as described below.

On June 28, 2006, Timberlake Financial L.L.C., a subsidiary of RGA, completed an offering of $850 million of Series A Floating Rate Insured Notes due June 2036, which is included in the Company’s long-term debt. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base margin, payable monthly. The notes represent senior, secured indebtedness of Timberlake Financial, L.L.C. with no recourse to RGA or its other subsidiaries. Up to $150 million of additional notes may be offered in the future. The proceeds of the offering will provide long-term collateral to support Regulation Triple X reserves on approximately 1.5 million term life insurance policies with guaranteed level premium periods reinsured by RGA Reinsurance Company, a U.S. subsidiary of RGA.

MetLife Bank has entered into several repurchase agreements with the Federal Home Loan Bank of New York (the “FHLB of NY”) whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $901 million and $855 million at September 30, 2006 and December 31, 2005, respectively, which is included in long-term debt.

MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both September 30, 2006 and December 31, 2005, MetLife Funding had a tangible net worth of $11 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At September 30, 2006 and December 31, 2005, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $918 million and $456 million, respectively, consisting primarily of commercial paper.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Debt Issuances” included in MetLife Inc.’s 2005 Annual Report on Form 10-K filed with the SEC (“2005 Annual Report”) for further information.

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.9 billion as of September 30, 2006. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at September 30, 2006, $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. The following table provides details on these facilities as of September 30, 2006:

				Letter of
				Credit		Unused
Borrower(s)	Expiration	Capacity		Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc., MetLife Funding, Inc. and Metropolitan Life Insurance Company	April 2009	$1,500	(1)	$208	$—	$1,292
MetLife, Inc. and MetLife Funding, Inc.	April 2010	1,500	(1)	484	—	1,016
MetLife Bank, N.A	July 2007	200		—	—	200
Reinsurance Group of America, Incorporated	May 2007	28		—	28	—
Reinsurance Group of America, Incorporated	September 2010	600		275	50	275
Reinsurance Group of America, Incorporated	March 2011	37		—	26	11

Total		$3,865		$967	$104	$2,794

(1)	These facilities serve as back up lines of credit for the Company’s commercial paper programs.

Committed Facilities.  The following table provides details on the capacity and outstanding balances of all committed facilities as of September 30, 2006:

			Letter of
			Credit	Unused
Account Party	Expiration	Capacity	Issuances	Commitments
		(In millions)

MetLife Reinsurance Company of South Carolina	July 2010 (1)	$2,000	$2,000	$—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016 (2)	500	490	10
Exeter Reassurance Company Ltd.	March 2025 (1)(3)	225	225	—
Exeter Reassurance Company Ltd.	June 2025 (1)(3)	250	250	—
Exeter Reassurance Company Ltd.	June 2025 (1)(3)	325	39	286

Total		$3,300	$3,004	$296

(1)	The Holding Company is a guarantor under this agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million, and $200 million will expire no later than December 2015, March 2016, and June 2016, respectively.

(3)	On June 1, 2006, the letter of credit issuer elected to extend the initial stated termination date of each respective letter of credit to the respective dates indicated.

Letters of Credit.  At September 30, 2006 and December 31, 2005, the Company had outstanding $4.2 billion and $3.6 billion, respectively, in letters of credit from various banks, of which $4.0 billion and $3.4 billion, respectively, were part of committed and credit facilities. As of September 30, 2006, these letters of credit automatically renew for one year periods except for $514 million which expire in nineteen years and $490 million which expire in less than ten years. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Liquidity Uses

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income taxes, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans.

Investment and Other.  Additional cash outflows include those related to obligations of securities lending and dollar roll activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities.

The following table summarizes the Company’s major contractual obligations as of September 30, 2006:

		Less Than	Three to	More than
Contractual Obligations	Total	Three Years	Five Years	Five Years
	(In millions)

Other long-term liabilities(1)(2)	$109,162	$19,400	$7,844	$81,918
Payables for collateral under securities loaned and other transactions	48,082	48,082	—	—
Long-term debt(3)	20,456	2,878	1,435	16,143
Mortgage loan commitments	4,276	3,184	706	386
Commitments to fund partnership investments(4)	3,072	3,072	—	—
Junior subordinated debt securities underlying common equity units(5)	2,355	2,355	—	—
Operating leases	1,321	594	238	489
Shares subject to mandatory redemption(3)	350	—	—	350
Capital leases	62	35	3	24
Commitments to fund revolving credit facilities and bridge loans(6)	731	731	—	—
Contracts to purchase real estate	289	289	—	—

Total	$190,156	$80,620	$10,226	$99,310

(1)	Other long-term liabilities include various investment-type products with contractually scheduled maturities, including GICs, structured settlements, pension closeouts, certain annuity policies and certain indemnities.

(2)	Other long-term liabilities include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event, such as death; and (ii) life insurance and property and casualty incurred and reported claims. Liabilities for future policy benefits of $85.1 billion and policyholder account balances of $117.6 billion, at September 30, 2006, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Such excluded liabilities primarily represent future policy benefits of approximately $64.9 billion relating to traditional life, health and disability insurance products and policyholder account balances of approximately $40.4 billion relating to deferred annuities, $27.8 billion for group and universal life products and approximately $31.1 billion for funding agreements without fixed maturity dates. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. See “— The Company — Asset/Liability Management.”

Amounts included in other long-term liabilities reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. The amount shown in the More than Five Years column represents the sum of cash flows, also adjusted for the estimated timing of mortality, retirement and other appropriate factors and undiscounted with respect to interest, extending for more than 100 years from the present date. As a result, the sum of the cash outflows shown for all years in the table of $109.2 billion exceeds the corresponding liability amounts of $50.2 billion included in the unaudited interim condensed consolidated financial statements at September 30, 2006. The liability amount in the unaudited interim condensed consolidated financial statements reflects the discounting for interest, as well as adjustments for the timing of other factors as described above.

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

As of September 30, 2006, the Company had no material (individually or in the aggregate) purchase obligations or material (individually or in the aggregate) unfunded pension or other postretirement benefit obligations due within one year.

Support Agreements.  Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company (“NELICO”) at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC (or not less than 125% of the company action level RBC, if NELICO has a negative trend), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recently referenced RBC-based amount calculated at December 31, 2005.

In connection with the Company’s acquisition of the parent of General American Life Insurance Company (“General American”), Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, as subsequently amended, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 250% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

Metropolitan Life has also entered into arrangements for the benefit of some of its other subsidiaries and affiliates to assist such subsidiaries and affiliates in meeting various jurisdictions’ regulatory requirements regarding capital and surplus and security deposits. In addition, Metropolitan Life has entered into a support arrangement with respect to a subsidiary under which Metropolitan Life may become responsible, in the event that the subsidiary becomes the subject of insolvency proceedings, for the payment of certain reinsurance recoverables due from the subsidiary to one or more of its cedents in accordance with the terms and conditions of the applicable reinsurance agreements.

General American has agreed to guarantee certain contractual obligations of its former subsidiaries, Paragon Life Insurance Company (which merged into Metropolitan Life on May 1, 2006), MetLife Investors Insurance Company (“MetLife Investors”), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors’ statutory capital and surplus is less than $10 million or total adjusted capital falls below 180% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors’ life insurance policies and annuity contract liabilities. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of MetLife

Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

The Holding Company has net worth maintenance agreements with three of its insurance subsidiaries, MetLife Investors, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under these agreements, as subsequently amended, the Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

The Holding Company entered into a net worth maintenance agreement with Mitsui Sumitomo MetLife Insurance Company Limited (“MSMIC”), an investment in Japan of which the Holding Company owns approximately 50% of the equity. Under the agreement, the Holding Company agreed, without limitation as to amount, to cause MSMIC to have the amount of capital and surplus necessary for MSMIC to maintain a solvency ratio of at least 400%, as calculated in accordance with the Insurance Business Law of Japan, and to make such loans to MSMIC as may be necessary to ensure that MSMIC has sufficient cash or other liquid assets to meet its payment obligations as they fall due. As of the date of the most recent calculation, the capital and surplus of MSMIC was in excess of the minimum capital and surplus amount referenced above.

In connection with the acquisition of Travelers, MetLife International Holdings, Inc. (“MIH”), a subsidiary of the Holding Company, committed to the Australian Prudential Regulatory Authority that it will provide or procure the provision of additional capital to MetLife General Insurance Limited (“MGIL”), an Australian subsidiary of MIH, to the extent necessary to enable MGIL to meet insurance capital adequacy and solvency requirements. In addition, MetLife International Insurance, Ltd. (“MIIL”), a Bermuda insurance company, was acquired as part of the Travelers transaction. In connection with the assumption of a block of business by MIIL from a company in liquidation in 1995, Citicorp Life Insurance Company (“CLIC”), an affiliate of MIIL and a subsidiary of the Holding Company, agreed with MIIL and the liquidator to make capital contributions to MIIL to ensure that, for so long as any policies in such block remain outstanding, MIIL remains solvent and able to honor the liabilities under such policies. As a result of the merger of CLIC into Metropolitan Life that occurred in October 2006, this became an obligation of Metropolitan Life. In connection with the acquisition of Travelers, the Holding Company also committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of MetLife Reinsurance Company of South Carolina, formerly The Travelers Life and Annuity Reinsurance Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less DAC).

Management does not anticipate that these arrangements will place any significant demands upon the Company’s liquidity resources.

Litigation.  Various litigation, including purported or certified class actions, and various claims and assessments against the Company, in addition to those discussed elsewhere herein and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses except as noted elsewhere herein in connection with specific matters. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s consolidated financial position, based on information currently known by the Company’s management, in its opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Other.  Based on management’s analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make cash dividend payments on its common and preferred stock, pay all operating expenses, and meet its cash needs. The nature of the Company’s diverse product portfolio and customer base lessens the likelihood that normal operations will result in any significant strain on liquidity.

Consolidated cash flows.  Net cash provided by operating activities increased by $1.1 billion to $5.9 billion for the nine months ended September 30, 2006 from $4.8 billion for the comparable 2005 period. The increase in operating cash flows in 2006 over the comparable 2005 period is primarily attributable to the acquisition of Travelers.

Net cash provided by financing activities decreased by $3.2 billion to $17.0 billion for the nine months ended September 30, 2006 from $20.2 billion for the comparable 2005 period. Net cash provided by financing activities decreased primarily as a result of a decrease in issuances of preferred stock, junior subordinated debt securities, and long-term debt aggregating approximately $6.6 billion which were principally used to finance the acquisition of Travelers in 2005 combined with a decrease of approximately $1.4 billion associated with a decrease in net policyholder account balance deposits. Such decreases were offset by increases in financing cash flows resulting from a decrease in long-term debt repayments of approximately $1.0 billion, an increase in short-term debt borrowings of approximately $.5 billion and an increase of approximately $3.3 billion in the amount of securities lending cash collateral received in connection with the securities lending program.

Net cash used in investing activities decreased by $1.1 billion to $21.0 billion for the nine months ended September 30, 2006 from $22.1 billion for the comparable 2005 period. Net cash used in investing activities in the prior period included cash used to acquire Travelers of approximately $11.0 billion, less cash acquired of $0.9 billion for a net total cash paid of $10.1 billion, which was funded by approximately $6.8 billion in securities issuances and approximately $4.2 billion of cash provided by operations and the sale of invested assets. During the current period, cash available for investment as a result of cash collateral received in connection with the securities lending program increased by approximately $3.3 billion. Cash available from operations and available for investment increased by approximately $1.1 billion. Cash available for the purchase of invested assets increased by $8.6 billion as a result of the increase in cash flow from operations of $1.1 billion and securities lending activities of $3.3 billion, as well as a decrease in the cash required for acquisitions of $4.2 billion. Cash available for investing activities was used to increase purchases of short-term investments, fixed maturities, and other invested asset, as well as increase the origination of mortgage and consumer loans and decrease net sales of real estate and real estate joint ventures.

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Capital.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2005, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies, with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies’ “well capitalized” standards and all of MetLife, Inc.’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards. As of their most recently filed reports with the federal banking regulatory agencies, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned minimum capital standards, with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies’ “well capitalized” standards and all of MetLife, Inc.’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies’ “adequately capitalized” standards.

Liquidity

Liquidity is managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and is provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short- and long-term funding sources from the wholesale financial markets and the ability to borrow through committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company’s liquidity management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth and a targeted liquidity profile. A disruption in the financial markets could limit the Holding Company’s access to liquidity.

The Holding Company’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current high credit ratings from the major credit rating agencies. Management views its capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and its liquidity monitoring procedures as critical to retaining high credit ratings.

Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and debt transactions and exposure to contingent draws on the Holding Company’s liquidity.

Liquidity Sources

Dividends.  The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income taxes, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

The maximum amount of dividends which can be paid to the Holding Company by Metropolitan Life, MetLife Insurance Company of Connecticut (“MICC”), formerly The Travelers Insurance Company, MPC and Metropolitan Tower Life Insurance Company (“MTL”), in 2006, without prior regulatory approval, is $863 million, $0 million, $178 million and $85 million, respectively. In the third quarter of 2006, after receiving regulatory approval from the Connecticut Commissioner of Insurance, MICC paid a $917 million dividend to the Holding Company. MetLife Mexico S.A. also paid $116 million in dividends to the Holding Company. During the nine months ended September 30, 2006, no other subsidiaries paid dividends to the Holding Company. During the fourth quarter, the Holding Company’s subsidiary, MTL, expects to close on the sale of Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York. See “— Subsequent Events.” Management expects to request that a portion of such proceeds, approximately $2.2 billion, be dividended to the Holding Company for general corporate uses. Such dividend payment is subject to regulatory approval.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. At September 30, 2006 and December 31, 2005, the Holding Company had $758 million and $668 million in liquid assets, respectively.

Global Funding Sources.  Liquidity is also provided by a variety of both short-term and long-term instruments, commercial paper, medium- and long-term debt, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short- and long-term borrowing, as needed.

At September 30, 2006 and December 31, 2005, the Holding Company had $795 million and $961 million in short-term debt outstanding, respectively. At September 30, 2006 and December 31, 2005, the Holding Company had $7.4 billion and $7.3 billion of unaffiliated long-term debt outstanding, respectively. At September 30, 2006 and December 31, 2005, the Holding Company had $496 million and $286 million of affiliated long-term debt outstanding, respectively.

On April 27, 2005, the Holding Company filed a shelf registration statement (the “2005 Registration Statement”) with the SEC, covering $11 billion of securities. On May 27, 2005, the 2005 Registration Statement became effective, permitting the offer and sale, from time to time, of a wide range of debt and equity securities. In addition to the $11 billion of securities registered on the 2005 Registration Statement, approximately $3.9 billion of registered but unissued securities remained available for issuance by the Holding Company as of such date, from the $5.0 billion shelf registration statement filed with the SEC during the first quarter of 2004, permitting the Holding Company to issue an aggregate of $14.9 billion of registered securities. The terms of any offering will be established at the time of the offering.

During June 2005, in connection with the Company’s acquisition of Travelers, the Holding Company issued $2.0 billion of senior notes, $2.07 billion of common equity units and $2.1 billion of preferred stock under the 2005 Registration Statement. In addition, $0.7 billion of senior notes were sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended, a portion of which may be resold in the United States under the 2005 Registration Statement. Remaining capacity under the 2005 Registration Statement after such issuances is $6.6 billion.

Debt Issuances.  During the nine months ended September 30, 2006, the Holding Company had no new debt issuances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Debt Issuances” and “— Common Equity Units” included in the 2005 Annual Report for further information.

Debt Repayments.  The Holding Company made no debt repayments for the nine months ended September 30, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Debt Repayments” included in the 2005 Annual Report for further information.

Preferred Stock.  On June 13, 2005, the Holding Company issued 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $600 million.

On June 16, 2005, the Holding Company issued 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares”), with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $1.5 billion.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Preferred Stock” included in the 2005 Annual Report for further information.

See also “— Liquidity Uses — Dividends.”

Common Equity Units.  In connection with financing the acquisition of Travelers on July 1, 2005, the Holding Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. Each common equity unit has an initial stated amount of $25 per unit and consists of (i) a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II (“Series A Trust”), with an initial liquidation amount of $1,000; (ii) a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III (“Series B Trust” and, together with the Series A Trust, the “Trusts”), with an initial liquidation amount of $1,000; and (iii) a stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company’s common stock, par value $0.01 per share, for a purchase price of $12.50.

The Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Trusts and $64 million in trust common securities issued equally by the Trusts. The common and preferred securities of the Trusts, totaling $2,134 million, represent undivided beneficial ownership interests in the assets of the Trusts, have no stated maturity and must be redeemed upon maturity of the corresponding series of junior subordinated debt securities — the sole assets of the respective Trusts. The Series A and Series B Trusts will make quarterly distributions on the common and preferred securities at an annual rate of 4.82% and 4.91%, respectively.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Common Equity Units” included in the 2005 Annual Report for further information.

Credit Facilities.  The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in 2009, which it shares with Metropolitan Life and MetLife Funding, and $1.5 billion expiring in 2010, which it shares with MetLife Funding) as of September 30, 2006. Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers’ commercial paper programs. At September 30, 2006, there were no borrowings against these credit facilities. At September 30, 2006, $692 million of the unsecured credit facilities support the letters of credit issued on behalf of the Company, all of which is in support of letters of credit issued on behalf of the Holding Company.

Committed Facilities.  The following table provides details on the capacity and outstanding balances of all committed facilities as of September 30, 2006:

				Letter of
				Credit	Unused
Account Party	Expiration		Capacity	Issuances	Commitments
			(In millions)

MetLife Reinsurance Company of South Carolina	July 2010	(1)	$2,000	$2,000	$—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016	(2)	500	490	10
Exeter Reassurance Company Ltd.	March 2025	(1)(3)	225	225	—
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	250	250	—
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	325	39	286

Total			$3,300	$3,004	$296

(1)	The Holding Company is a guarantor under this agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million, and $200 million will expire no later than December 2015, March 2016, and June 2016, respectively.

(3)	On June 1, 2006, the letter of credit issuer elected to extend the initial stated termination date of each respective letter of credit to the respective dates indicated.

Letters of Credit.  At September 30, 2006 and December 31, 2005, the Holding Company had $692 million and $190 million, respectively, in outstanding letters of credit from various banks, all of which automatically renew for one year periods. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Liquidity Uses

The primary uses of liquidity of the Holding Company include service on debt, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  Effective August 15, 2006, the Holding Company’s board of directors declared dividends of $0.4043771 per share, for a total of $10 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on September 15, 2006 to shareholders of record as of August 31, 2006.

Effective May 16, 2006, the Holding Company’s board of directors declared dividends of $0.3775833 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on June 15, 2006 to shareholders of record as of May 31, 2006.

Effective March 6, 2006, the Holding Company’s board of directors declared dividends of $0.3432031 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares. Both dividends were paid on March 15, 2006 to shareholders of record as of February 28, 2006.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Uses — Dividends” included in the 2005 Annual Report for further information.

See “— Subsequent Events.”

Affiliated Capital Transactions.  During the nine months ended September 30, 2006, the Holding Company invested an aggregate of $1.4 billion in various affiliated transactions.

On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of approximately $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company’s ownership percentage of RGA to approximately 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined, resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At September 30, 2006, the Company’s ownership percentage of RGA remained at approximately 53%.

Share Repurchase.  On October 26, 2004, the Holding Company’s board of directors authorized a $1 billion common stock repurchase program, of which approximately $716 million remained as of September 30, 2006. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) and in privately negotiated transactions. As a result of the acquisition of Travelers, the Holding Company had suspended its common stock repurchase activity. During the fourth quarter of 2006, as announced, the Company resumed its share repurchase program. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company’s common stock.

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

Support Agreements.  The Holding Company has net worth maintenance agreements with three of its insurance subsidiaries, MetLife Investors, First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California. Under these agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2005.

In connection with the acquisition of Travelers, the Holding Company committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of MetLife Reinsurance Company of South Carolina, formerly The Travelers Life and Annuity Reinsurance Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less DAC).

The Holding Company entered into a net worth maintenance agreement with MSMIC, an investment in Japan of which the Holding Company owns approximately 50% of the equity. Under the agreement, the Holding Company agreed, without limitation as to amount, to cause MSMIC to have the amount of capital and surplus necessary for MSMIC to maintain a solvency ratio of at least 400%, as calculated in accordance with the Insurance Business Law of Japan, and to make such loans to MSMIC as may be necessary to ensure that MSMIC has sufficient cash or other liquid assets to meet its payment obligations as they fall due. As of the date of the most recent calculation, the capital and surplus of MSMIC was in excess of the minimum capital and surplus amount referenced above.

Based on management’s analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval, its portfolio of liquid assets, anticipated securities issuances and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all operating expenses, and meet its cash needs.

Subsequent Events

On October 24, 2006, the Holding Company’s board of directors approved an annual dividend for 2006 of $0.59 per common share payable on December 15, 2006 to shareholders of record on November 6, 2006. The 2006 dividend represents a 13% increase from the 2005 annual dividend of $0.52 per common share. The Company estimates the aggregate dividend payment to be approximately $450 million.

On October 17, 2006, the Company announced the sale of its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The sale is expected to result in a gain of approximately $3 billion, net of income taxes. It is anticipated that the sale will close in the fourth quarter of 2006, subject to customary closing conditions.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $3,072 million and $2,684 million at September 30, 2006 and December 31, 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4,276 million and $2,974 million at September 30, 2006 and December 31, 2005, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Revolving Credit Facilities and Bridge Loans

The Company commits to lend funds under revolving credit facilities and bridge loans. The amounts of these unfunded commitments were $731 million and $346 million at September 30, 2006 and December 31, 2005, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. The Company’s commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Liquidity Uses — Investment and Other.”

Credit Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Credit Facilities” and “— Letters of Credit” for further description of such arrangements.

Share-Based Arrangements

In connection with the issuance of the common equity units, the Holding Company has issued forward stock purchase contracts under which the Company will issue, in 2008 and 2009, between 39.0 and 47.8 million shares, depending upon whether the share price is greater than $43.45 and less than $53.10. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Common Equity Units” included in the 2005 Annual Report for further information.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, with a cumulative maximum of $3.5 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.

The Company has also guaranteed minimum investment returns on certain international retirement funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

During the nine months ended September 30, 2006, the Company did not record any additional liabilities for indemnities, guarantees and commitments. During the first quarter of 2005, the Company recorded a liability of $4 million with respect to indemnities provided in connection with a certain disposition. Some of the indemnities provided in this disposition expired in the third quarter of 2006 but others have no stated term. The maximum potential amount of future payments the Company could be required to pay under these indemnities is approximately $500 million. Due to the uncertainty in assessing changes to the liability over the term, the liability on the Company’s consolidated balance sheets will remain until either expiration or settlement of the guarantee unless evidence clearly indicates that the estimates should be revised. The Company’s recorded liabilities at both September 30, 2006 and December 31, 2005 for indemnities, guarantees and commitments were $9 million.

In connection with replication synthetic asset transactions (“RSATs”), the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $589 million at September 30, 2006. The credit default swaps expire at various times during the next ten years.

Other Commitments

MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company’s consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC’s residential mortgages and mortgage-backed securities to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC the FHLB of Boston’s recovery is limited to the amount of MICC’s liability under the outstanding funding agreements. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $926 million and $1.1 billion at September 30, 2006 and December 31, 2005, respectively, which is included in policyholder account balances.

MetLife Bank is a member of the FHLB of NY and held $50 million and $43 million of common stock of the FHLB of NY, at September 30, 2006 and December 31, 2005, respectively, which is included in equity securities on the Company’s consolidated balance sheets. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $901 million and $855 million at September 30, 2006 and December 31, 2005, respectively, which is included in long-term debt.

Collateral for Securities Lending

The Company has noncash collateral for securities lending on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $122 million and $207 million at September 30, 2006 and December 31, 2005, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Adoption of New Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(r)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”). SFAS 123(r) — including supplemental application guidance issued by the SEC in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) — using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

Under the modified prospective transition method, compensation expense recognized in the nine months ended September 30, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(r).

The adoption of SFAS 123(r) did not have a significant impact on the Company’s financial position or results of operations as all stock-based awards accounted for under the intrinsic value method prescribed by APB 25 had vested prior to the adoption date and the Company had adopted the fair value recognition provisions of SFAS 123 on January 1, 2003. As required by SFAS 148, and carried forward in the provisions of SFAS 123(r), the Company discloses the pro forma impact as if stock-based awards accounted for under APB 25 had been accounted for under the fair value method.

SFAS 123 allowed forfeitures of stock-based awards to be recognized as a reduction of compensation expense in the period in which the forfeiture occurred. Upon adoption of SFAS 123(r), the Company changed its policy and now incorporates an estimate of future forfeitures into the determination of compensation expense when recognizing expense over the requisite service period. The impact of this change in accounting policy was not significant to the Company’s financial position or results of operations.

Additionally, for awards granted after adoption, the Company changed its policy from recognizing expense for stock-based awards over the requisite service period to recognizing such expense over the shorter of the requisite service period or the period to attainment of retirement-eligibility.

Prior to the adoption of SFAS 123(r), the Company presented tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the unaudited interim condensed consolidated statements of cash flows. SFAS 123(r) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified and reported as a financing cash inflow upon adoption of SFAS 123(r).

The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets

and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2006, the Company adopted prospectively Emerging Issues Task Force (“EITF”) Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. The adoption of EITF 05-7 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference; and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid-in capital. EITF 05-8 was applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The adoption of EITF 05-8 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective November 9, 2005, the Company prospectively adopted the guidance in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company’s unaudited interim condensed consolidated financial statements.

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s unaudited interim condensed consolidated financial statements, and has provided the required disclosures.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. During the three months ended September 30, 2005, the Company recorded a $15 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded. As of January 1, 2006, the repatriation provision of the AJCA no longer applies to the Company.

Future Adoption of New Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The Company is currently evaluating the impact of SAB 108 but does not expect that the guidance will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r), (“SFAS 158”). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in their statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which shall be the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) recognition of subsequent changes in funded status as a component of other comprehensive income; (iv) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (v) disclosure of additional information about the effects on the employer’s statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company will adopt SFAS 158 as of December 31, 2006. Had the Company been required to adopt SFAS 158 as of December 31, 2005, the impact would have been a reduction to accumulated comprehensive income within equity of approximately $1.1 billion, net of income taxes, as of that date. The actual effect at adoption will be based on the funded status of the Company’s plans as of December 31, 2006, which will depend upon several factors, principally the return on plan assets during 2006 and December 31, 2006 discount rates.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133; which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The guidance in FSP 13-2 is effective for fiscal years beginning after December 15, 2006. FSP 13-2 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company does not expect adoption to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. The guidance in SOP 05-1 will be applied to internal replacements after the date of adoption. The cumulative effect relating to unamortized DAC, unearned revenue liabilities, and deferred sales inducements that result from the impact on estimated gross profits or margins will be reported as an adjustment to opening retained earnings as of the date of adoption. Based upon the issued standard, the Company did not expect that the adoption of SOP 05-1 would have a material impact on the Company’s consolidated financial statements; however, an expert panel has been formed by the AICPA to evaluate certain implementation issues. The Company is actively monitoring the expert panel discussions. Conclusions reached by the expert panel, or revisions or clarifications to SOP 05-1 issued by the AICPA or FASB could significantly affect the Company’s impact assessment.

Investments

The Company’s primary investment objective is to optimize, net of income taxes, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Company is exposed to three primary sources of investment risk:

•	Credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•	Interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates; and

•	Market valuation risk.

The Company manages risk through in-house fundamental analysis of the underlying obligors, issuers, transaction structures and real estate properties. The Company also manages credit risk and market valuation risk through industry and issuer diversification and asset allocation. For real estate and agricultural assets, the Company manages credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. The Company manages interest rate risk as part of its asset and liability management strategies; product design, such as the use of market value adjustment features and surrender charges; and proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. The Company also uses certain derivative instruments in the management of credit and interest rate risks.

Composition of Portfolio and Investment Results

The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company’s investment portfolio for the three months and nine months ended September 30, 2006 and 2005:

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In millions)

FIXED MATURITIES
Yield(1)	6.17%	6.03%	6.14%	5.94%
Investment income(2)	$3,015	$2,858	$8,997	$7,446
Net investment gains (losses)	$(128)	$(98)	$(921)	$(301)
Ending assets(2)	$243,136	$232,041	$243,136	$232,041
MORTGAGE AND CONSUMER LOANS
Yield(1)	6.53%	6.96%	6.54%	6.79%
Investment income(3)	$602	$593	$1,761	$1,645
Net investment gains (losses)	$(8)	$13	$(1)	$(6)
Ending assets	$40,141	$36,094	$40,141	$36,094
REAL ESTATE AND REAL ESTATE JOINT VENTURES (4)
Yield(1)	8.73%	10.72%	10.86%	11.31%
Investment income	$103	$118	$384	$367
Net investment gains (losses)	$118	$51	$189	$1,973
Ending assets	$4,931	$4,705	$4,931	$4,705
POLICY LOANS
Yield(1)	6.10%	6.15%	5.94%	6.08%
Investment income	$154	$152	$447	$429
Ending assets	$10,115	$9,841	$10,115	$9,841
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS
Yield(1)	10.41%	9.69%	12.68%	12.70%
Investment income	$198	$170	$711	$566
Net investment gains (losses)	$(7)	$20	$45	$127
Ending assets	$7,863	$7,403	$7,863	$7,403
CASH AND SHORT-TERM INVESTMENTS
Yield(1)	5.42%	3.45%	4.96%	3.52%
Investment income	$120	$122	$285	$277
Net investment gains (losses)	$1	$—	$(1)	$(1)
Ending assets	$11,763	$11,431	$11,763	$11,431
OTHER INVESTED ASSETS (5)
Yield(1)	10.02%	10.00%	8.98%	8.67%
Investment income	$222	$186	$561	$392
Net investment gains (losses)	$278	$(9)	$(498)	$389
Ending assets	$9,194	$7,877	$9,194	$7,877
TOTAL INVESTMENTS
Gross investment income yield(1)	6.48%	6.30%	6.50%	6.29%
Investment fees and expenses yield	(0.16)%	(0.13)%	(0.14)%	(0.13%)

NET INVESTMENT INCOME YIELD	6.32%	6.17%	6.36%	6.16%

Gross investment income	$4,414	$4,199	$13,146	$11,122
Investment fees and expenses	$(106)	$(87)	$(283)	$(223)

NET INVESTMENT INCOME (4)(5)	$4,308	$4,112	$12,863	$10,899

Ending assets	$327,143	$309,392	$327,143	$309,392

Gross investment gains	$336	$342	$820	$2,848
Gross investment losses	$(310)	$(304)	$(1,558)	$(857)
Writedowns	$(25)	$(14)	$(92)	$(107)

Subtotal	$1	$24	$(830)	$1,884
Derivative & other instruments not qualifying for hedge accounting	$253	$(47)	$(357)	$297

NET INVESTMENT GAINS (LOSSES)(5)	$254	$(23)	$(1,187)	$2,181

Minority interest — net investment gains (losses)	$—	$(1)	$2	$(12)
Net investment gains (losses) tax benefit (provision)	$(92)	$9	$417	$(766)

NET INVESTMENT GAINS (LOSSES), NET OF INCOME TAXES	$162	$(15)	$(768)	$1,403

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company’s securities lending program.

(2)	Fixed maturities include $780 million and $805 million in ending assets relating to trading securities at September 30, 2006 and 2005, respectively. Fixed maturities include $14 million and $30 million in investment income relating to trading securities for the three months and nine months ended September 30, 2006, respectively, and $14 million and $17 million for the three months and nine months ended September 30, 2005, respectively. The annualized yield on trading securities was 8.58% and 5.17% for the three months and nine months ended September 30, 2006, respectively, and 5.84% and 4.12% for the three months and nine months ended September 30, 2005, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Real estate and real estate joint venture investment income includes amounts classified as discontinued operations of $19 million and $66 million for the three months and nine months ended September 30, 2006, respectively, and $22 million and $123 million for the three months and nine months ended September 30, 2005, respectively. Net investment gains (losses) included $99 million and $91 million of amounts classified as discontinued operations for the three months and nine months ended September 30, 2006, respectively, and $46 million and $1,969 million of gains (losses) for the three months and nine months ended September 30, 2005, respectively.

(5)	Investment income from other invested assets includes scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $96 million and $203 million for the three months and nine months ended September 30, 2006, respectively, and $26 million and $63 million for the three months and nine months ended September 30, 2005, respectively. These amounts were excluded from net investment gains (losses). Additionally, excluded from net investment gains (losses) were $2 million and $1 million for three months and nine months ended September 30, 2006, respectively, and ($7) million for both the three months and nine months ended September 30, 2005, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting.

Fixed Maturities and Equity Securities Available-for-Sale

Fixed maturities consisted principally of publicly traded and privately placed debt securities, and represented 74.0% and 75.2% of total cash and invested assets at September 30, 2006 and December 31, 2005, respectively. Based on estimated fair value, public fixed maturities represented $210,476 million, or 86.8%, and $200,177 million, or 87.0%, of total fixed maturities at September 30, 2006 and December 31, 2005, respectively. Based on estimated fair value, private fixed maturities represented $31,880 million, or 13.2%, and $29,873 million, or 13.0%, of total fixed maturities at September 30, 2006 and December 31, 2005, respectively.

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

The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or higher by Moody’s Investors Services (“Moody’s”), or rated “BBB−” or higher by Standard & Poor’s (“S&P”) and Fitch Ratings Insurance Group (“Fitch”)), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturities by Nationally Recognized Statistical Rating Organizations designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		September 30, 2006			December 31, 2005
		Cost or			Cost or
NAIC		Amortized	Estimated	% of	Amortized	Estimated	% of
Rating	Rating Agency Designation(1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$173,241	$176,694	72.9%	$161,256	$165,577	72.0%
2	Baa	48,049	48,996	20.2	47,712	49,124	21.3
3	Ba	9,105	9,420	3.9	8,794	9,142	4.0
4	B	6,621	6,693	2.8	5,666	5,710	2.5
5	Caa and lower	306	314	0.1	287	290	0.1
6	In or near default	18	20	—	18	15	—

	Subtotal	237,340	242,137	99.9	223,733	229,858	99.9
	Redeemable preferred stock	218	219	0.1	193	192	0.1

	Total fixed maturities	$237,558	$242,356	100.0%	$223,926	$230,050	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. Beginning in the third quarter of 2005, the Company incorporated Fitch into its rating agency designations to be consistent with the Lehman Brothers’ ratings convention. If no rating is available from a rating agency, then the MetLife rating is used.

The following tables set forth the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturities and equity securities, the percentage of the total fixed maturities holdings that each sector represents and the percentage of the total equity securities at:

	September 30, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$75,577	$2,087	$1,113	$76,551	31.6%
Residential mortgage-backed securities	53,816	377	432	53,761	22.2
Foreign corporate securities	35,627	1,813	484	36,956	15.2
U.S. Treasury/agency securities	25,663	1,101	186	26,578	11.0
Commercial mortgage-backed securities	17,398	214	161	17,451	7.2
Asset-backed securities	12,983	81	48	13,016	5.4
Foreign government securities	10,971	1,450	37	12,384	5.1
State and political subdivision securities	4,935	208	49	5,094	2.1
Other fixed maturity securities	370	9	33	346	0.1

Total bonds	237,340	7,340	2,543	242,137	99.9
Redeemable preferred stock	218	3	2	219	0.1

Total fixed maturities	$237,558	$7,343	$2,545	$242,356	100.0%

Common stock	$1,791	$357	$32	$2,116	66.6%
Non-redeemable preferred stock	1,026	46	11	1,061	33.4

Total equity securities(1)	$2,817	$403	$43	$3,177	100.0%

	December 31, 2005
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,339	$2,814	$835	$74,318	32.3%
Residential mortgage-backed securities	47,365	353	472	47,246	20.5
Foreign corporate securities	33,578	1,842	439	34,981	15.2
U.S. Treasury/agency securities	25,643	1,401	86	26,958	11.7
Commercial mortgage-backed securities	17,682	223	207	17,698	7.7
Asset-backed securities	11,533	91	51	11,573	5.0
Foreign government securities	10,080	1,401	35	11,446	5.0
State and political subdivision securities	4,601	185	36	4,750	2.1
Other fixed maturity securities	912	17	41	888	0.4

Total bonds	223,733	8,327	2,202	229,858	99.9
Redeemable preferred stock	193	2	3	192	0.1

Total fixed maturities	$223,926	$8,329	$2,205	$230,050	100.0%

Common stock	$2,004	$250	$30	$2,224	66.6%
Non-redeemable preferred stock	1,080	45	11	1,114	33.4

Total equity securities(1)	$3,084	$295	$41	$3,338	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $198 million and $472 million at September 30, 2006 and December 31, 2005, respectively.

Fixed Maturity and Equity Security Impairment.  The Company classifies all of its fixed maturities and equity securities as available-for-sale and marks them to market through other comprehensive income, except for non-marketable private equities, which are generally carried at cost which equates to fair value, and trading securities which are carried at fair value with periodic changes in fair value recognized in net investment income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described in “— Summary of Critical Accounting Estimates — Investments,” about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

The Company’s review of its fixed maturities and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturities and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturities and equity securities were $20 million and $56 million for the three months and nine months ended September 30, 2006, respectively, and $7 million and $55 million for the three months and nine months ended September 30, 2005, respectively. The Company’s three largest impairments totaled $13 million and $23 million for the three months and nine months ended September 30, 2006, respectively, and $3 million and $40 million for the three months and nine months ended September 30, 2005, respectively. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. For the three months and nine months ended September 30, 2006, the Company sold or disposed of fixed maturities and equity securities at a loss that had a fair value of $10,822 million and $55,114 million, respectively, and $22,804 million and $60,642 million for the three months and nine months ended September 30, 2005, respectively. Gross losses excluding impairments for fixed maturities and equity securities were $282 million and $1,244 million for the three months and nine months ended September 30, 2006, respectively, and $281 million and $734 million for the three months and nine months ended September 30, 2005, respectively.

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturities and equity securities at September 30, 2006 and December 31, 2005, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more for:

	September 30, 2006
					Number of
	Cost or Amortized Cost		Gross Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$20,347	$74	$249	$22	4,099	798
Six months or greater but less than nine months	33,344	80	376	24	1,908	4
Nine months or greater but less than twelve months	15,116	6	298	2	1,397	5
Twelve months or greater	48,791	52	1,604	13	4,795	26

Total	$117,598	$212	$2,527	$61	12,199	833

	December 31, 2005
					Number of
	Cost or Amortized Cost		Gross Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$92,512	$213	$1,707	$51	11,441	308
Six months or greater but less than nine months	3,704	5	108	2	456	7
Nine months or greater but less than twelve months	5,006	—	133	—	573	2
Twelve months or greater	7,555	23	240	5	924	8

Total	$108,777	$241	$2,188	$58	13,394	325

As of September 30, 2006, $2,527 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities. As of December 31, 2005, $2,188 million of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

As of September 30, 2006, $61 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $61 million, $22 million relates to securities that were in an unrealized loss position for a period of less than six months. As of December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million relates to securities that were in an unrealized loss position for a period of less than six months.

The Company held five fixed maturities and equity securities each with a gross unrealized loss at September 30, 2006 of greater than $10 million. These securities represented approximately 4%, or $104 million in the aggregate, of the gross unrealized loss on fixed maturities and equity securities.

As of September 30, 2006 and December 31, 2005, the Company had $2,588 million and $2,246 million, respectively, of gross unrealized loss related to its fixed maturities and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2006	2005

Sector:
U.S. corporates	43%	37%
Residential mortgage-backed	17	21
Foreign corporates	19	20
U.S. Treasury/agency securities	7	4
Commercial mortgage-backed	6	9
Other	8	9

Total	100%	100%

Industry:
Mortgage-backed	23%	30%
Industrial	25	22
Government	9	5
Finance	13	11
Utility	10	6
Other	20	26

Total	100%	100%

The increase in unrealized losses during the nine months ended September 30, 2006 was principally driven by an increase in interest rates as compared to December 31, 2005.

As described previously, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the period, and the Company’s current intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Corporate Fixed Maturities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	September 30, 2006		December 31, 2005
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Industrial	$40,269	35.5%	$41,322	37.8%
Foreign(1)	36,956	32.5	34,981	32.0
Finance	21,824	19.2	19,189	17.5
Utility	13,344	11.8	12,633	11.6
Other	1,114	1.0	1,174	1.1

Total	$113,507	100.0%	$109,299	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At September 30, 2006 and December 31, 2005, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $6,771 million and $6,215 million, respectively, each less than 2% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturities held at September 30, 2006 and December 31, 2005 was $941 million and $943 million, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	September 30, 2006		December 31, 2005
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$32,979	39.1%	$29,679	38.8%
Pass-through securities	20,782	24.7	17,567	23.0

Total residential mortgage-backed securities	53,761	63.8	47,246	61.8
Commercial mortgage-backed securities	17,451	20.7	17,698	23.1
Asset-backed securities	13,016	15.5	11,573	15.1

Total	$84,228	100.0%	$76,517	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At September 30, 2006 and December 31, 2005, $52,722 million and $46,304 million, respectively, each representing 98% of the residential mortgage-backed securities, were rated Aaa/AAA by Moody’s, S&P or Fitch.

At September 30, 2006 and December 31, 2005, $14,681 million and $13,272 million, respectively, or 84% and 75%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. Credit card receivables and home equity loans, accounting for about 32% and 26% of the total holdings, respectively, constitute the largest exposures in the Company’s asset-backed securities portfolio. At September 30, 2006 and December 31, 2005, $7,049 million and $6,084 million, respectively, or 54% and 53%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

Structured Investment Transactions.  The Company participates in structured investment transactions, primarily asset securitizations and structured notes. These transactions enhance the Company’s total return on its investment portfolio principally by generating management fee income on asset securitizations and by providing equity-based returns on debt securities through structured notes and similar instruments.

The Company sponsors financial asset securitizations of high yield debt securities, investment grade bonds and structured finance securities and also is the collateral manager and a beneficial interest holder in such transactions. As the collateral manager, the Company earns management fees on the outstanding securitized asset balance, which are recorded in income as earned. When the Company transfers assets to bankruptcy-remote special purpose entities (“SPEs”) and surrenders control over the transferred assets, the transaction is accounted for as a sale. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the beneficial interests retained based on relative fair values at the date of transfer. Beneficial interests in securitizations are carried at fair value in fixed maturities. Income on these beneficial interests is recognized using the prospective method. The SPEs used to securitize assets are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities.

The Company purchases or receives beneficial interests in SPEs, which generally acquire financial assets, including corporate equities, debt securities and purchased options. The Company has not guaranteed the performance, liquidity or obligations of the SPEs and the Company’s exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company uses the beneficial interests as part of its risk management strategy, including asset-liability management. These SPEs are not consolidated by the Company because the Company has determined that it is not the primary beneficiary of these entities. These beneficial interests are generally structured notes, which are included in fixed maturities, and their income is recognized using the retrospective interest method or the level yield method, as appropriate. Impairments of these beneficial interests are included in net investment gains (losses).

The Company invests in structured notes and similar type instruments, which are debt securities that generally provide equity-based returns. The carrying value, included in fixed maturities, of such investments was approximately $384 million and $362 million at September 30, 2006 and December 31, 2005, respectively. The related net investment income recognized was less than $10 million and $29 million for the three months and nine months ended September 30, 2006, respectively, and less than $15 million and $19 million for the three months and nine months ended September 30, 2005, respectively.

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

At September 30, 2006 and December 31, 2005, trading securities were $780 million and $825 million, respectively, and liabilities associated with the repurchase agreements in the trading securities portfolio, which were included in other liabilities, were approximately $374 million and $460 million, respectively. At September 30, 2006, the Company had pledged $602 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the repurchase agreements in the trading securities portfolio.

As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers’ investment in Tribeca Citigroup Investments Ltd. (“Tribeca”). Tribeca is a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, MetLife was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. At December 31, 2005, approximately $452 million of trading securities were related to Tribeca and approximately $190 million of the repurchase agreements were related to Tribeca. Net investment income related to the trading activities of Tribeca, which includes interest and dividends earned and net realized and unrealized gains (losses), was $0 million and $10 million for the three months ended September 30, 2006 and 2005, respectively, and $12 million and $10 million for the nine months ended September 30, 2006 and 2005, respectively.

During the second quarter of 2006, MetLife’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and, as of June 30, 2006, is accounted for under the equity method of accounting. The equity method investment at September 30, 2006 of $77 million is included in other limited partnership interests. Net investment income related to the Company’s equity method investment in Tribeca was $1 million and $4 million for the three months and nine months ended September 30, 2006, respectively.

During the three months and nine months ended September 30, 2006, excluding Tribeca, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related repurchase agreement liabilities totaled $14 million and $18 million, respectively, and for the three months and nine months ended September 30, 2005, totaled $4 million and $7 million, respectively. Changes in the fair value of such trading securities and repurchase agreement liabilities, excluding Tribeca, totaled $6 million and $3 million for the three months and nine months ended September 30, 2006, respectively, and ($7) million and ($4) million for the three months and nine months ended September 30, 2005, respectively.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 12.3% and 12.2% of the Company’s total cash and invested assets at September 30, 2006 and December 31, 2005, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	September 30, 2006		December 31, 2005
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Commercial mortgage loans	$30,848	76.8%	$28,022	75.4%
Agricultural mortgage loans	8,056	20.1	7,700	20.7
Consumer loans	1,237	3.1	1,468	3.9

Total	$40,141	100.0%	$37,190	100.0%

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	September 30, 2006		December 31, 2005
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Region
Pacific	$7,908	25.7%	$6,818	24.3%
South Atlantic	7,029	22.8	6,093	21.8
Middle Atlantic	4,251	13.8	4,689	16.7
East North Central	2,972	9.6	3,078	11.0
West South Central	2,568	8.3	2,069	7.4
New England	1,125	3.6	1,295	4.6
International	2,449	7.9	1,817	6.5
Mountain	912	3.0	861	3.1
West North Central	831	2.7	825	2.9
East South Central	489	1.6	381	1.4
Other	314	1.0	96	0.3

Total	$30,848	100.0%	$28,022	100.0%

Property Type
Office	$14,756	47.8%	$13,453	48.0%
Retail	6,617	21.5	6,398	22.8
Apartments	3,580	11.6	3,102	11.1
Industrial	2,962	9.6	2,656	9.5
Hotel	1,799	5.8	1,355	4.8
Other	1,134	3.7	1,058	3.8

Total	$30,848	100.0%	$28,022	100.0%

Restructured, Potentially Delinquent, Delinquent or Under Foreclosure.  The Company monitors its mortgage loan investments on an ongoing basis, including reviewing loans that are restructured, potentially delinquent, delinquent or under foreclosure. These loan classifications are consistent with those used in industry practice.

The Company defines restructured mortgage loans as loans in which the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Company defines potentially delinquent loans as loans that, in management’s opinion, have a high probability of becoming delinquent. The Company defines delinquent mortgage loans, consistent with industry practice, as loans in which two or more interest or principal payments are past due. The Company defines mortgage loans under foreclosure as loans in which foreclosure proceedings have formally commenced.

The Company reviews all mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis and tenant creditworthiness.

The Company records valuation allowances for certain of the loans that it deems impaired. The Company’s valuation allowances are established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Loan specific valuation allowances are established for the excess carrying value of the mortgage loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral, or the loan’s market value if the loan is being sold. Valuation allowances for pools of loans are established based on property types and loan to value risk factors. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains (losses).

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	September 30, 2006				December 31, 2005
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$30,984	100%	$138	0.4%	$28,158	100%	$147	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	1	—	—	—%	3	—	—	—%
Delinquent or under foreclosure	1	—	—	—%	8	—	—	—%

Total	$30,986	100.0%	$138	0.4%	$28,169	100.0%	$147	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans for the:

Nine Months Ended
September 30,
2006
(In millions)

Balance, beginning of period	$147
Additions	10
Deductions	(19)

Balance, end of period	$138

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans by both geographic region and product type.

Approximately 66% of the $8,056 million of agricultural mortgage loans outstanding at September 30, 2006 were subject to rate resets prior to maturity. A substantial portion of these loans is successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

	September 30, 2006				December 31, 2005
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$7,948	98.4%	$9	0.1%	$7,635	99.0%	$8	0.1%
Restructured	14	0.2	—	—%	36	0.5	—	—%
Potentially delinquent	5	0.1	—	—%	3	—	1	33.3%
Delinquent or under foreclosure	106	1.3	8	7.5%	37	0.5	2	5.4%

Total	$8,073	100.0%	$17	0.2%	$7,711	100.0%	$11	0.1%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

Nine Months Ended
September 30,
2006
(In millions)

Balance, beginning of period	$11
Additions	8
Deductions	(2)

Balance, end of period	$17

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans.

Real Estate and Real Estate Joint Ventures

The Company’s real estate and real estate joint venture investments consist of commercial properties located primarily in the United States. At September 30, 2006 and December 31, 2005, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $4,931 million and $4,665 million, respectively. The Company’s real estate and real estate joint venture investments represent 1.6% and 1.5% of total cash and invested assets at September 30, 2006 and December 31, 2005, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company’s real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

	September 30, 2006		December 31, 2005
	Carrying		Carrying
Type	Value	% of Total	Value	% of Total
	(In millions)

Real estate held-for-investment	$3,182	64.5%	$2,980	63.9%
Real estate joint ventures held-for-investment	1,231	25.0	926	19.8
Foreclosed real estate held-for-investment	9	0.2	4	0.1

	4,422	89.7	3,910	83.8

Real estate held-for-sale	509	10.3	755	16.2
Foreclosed real estate held-for-sale	—	—	—	—

	509	10.3	755	16.2

Total real estate, real estate joint ventures and real estate held-for-sale	$4,931	100.0%	$4,665	100.0%

The Company’s carrying value of real estate held-for-sale in the amounts of $509 million and $755 million at September 30, 2006 and December 31, 2005, respectively, have been reduced by impairments of $1 million and $0 million at September 30, 2006 and December 31, 2005, respectively.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Certain of the Company’s investments in real estate joint ventures meet the definition of a variable interest entity (“VIE”) under FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”). See “— Investments — Variable Interest Entities.”

In the third quarter of 2006, the Company announced that it was evaluating options with respect to its Peter Cooper Village and Stuyvesant Town properties, including the possibility of marketing the assets for sale. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties are owned by the Holding

Company’s subsidiary, MTL. Net investment income on these properties was $18 million for both the three months ended September 30, 2006 and 2005, and $57 million and $53 million for the nine months ended September 30, 2006 and 2005, respectively. The properties, which met the held-for-sale criteria during the third quarter of 2006, are included in Real Estate Held-for-Sale in the accompanying unaudited interim condensed consolidated balance sheets for all periods presented. See “— Subsequent Events.”

In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income taxes, of $431 million and $762 million, respectively. Net investment income on One Madison Avenue and 200 Park Avenue was $14 million and $15 million, respectively, for the nine months ended September 30, 2005 and is included in income from discontinued operations. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $4,686 million and $4,276 million at September 30, 2006 and December 31, 2005, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. The Company’s investments in other limited partnerships represented 1.4% of cash and invested assets at both September 30, 2006 and December 31, 2005.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Investments — Variable Interest Entities.”

Other Invested Assets

The Company’s other invested assets consisted principally of leveraged leases of $1,223 million and $1,081 million, funds withheld at interest of $3,772 million and $3,492 million, and derivative revaluation gains of $2,388 million and $2,023 million at September 30, 2006 and December 31, 2005, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Other invested assets also includes derivative revaluation gains and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company’s other invested assets represented 2.8% and 2.6% of cash and invested assets at September 30, 2006 and December 31, 2005, respectively.

Derivative Financial Instruments

The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company enters into income generation and RSATs as permitted by its insurance subsidiaries’ Derivatives Use Plans approved by the applicable state insurance departments.

The following table provides a summary of the notional amounts and current market or fair value of derivative financial instruments held at:

	September 30, 2006			December 31, 2005
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$19,785	$655	$157	$20,444	$653	$69
Interest rate floors	42,937	394	—	10,975	134	—
Interest rate caps	35,368	177	—	27,990	242	—
Financial futures	7,538	33	41	1,159	12	8
Foreign currency swaps	18,116	703	1,096	14,274	527	991
Foreign currency forwards	2,843	13	17	4,622	64	92
Options	802	353	5	815	356	6
Financial forwards	3,883	21	15	2,452	13	4
Credit default swaps	6,660	3	11	5,882	13	11
Synthetic GICs	3,748	—	—	5,477	—	—
Other	250	36	—	250	9	—

Total	$141,930	$2,388	$1,342	$94,340	$2,023	$1,181

The above table does not include the notional amounts for equity futures, equity financial forwards, and equity options. At September 30, 2006 and December 31, 2005, the Company owned 2,415 and 3,305 equity futures contracts, respectively. Equity futures market values are included in financial futures in the preceding table. At September 30, 2006 and December 31, 2005, the Company owned 225,000 and 213,000 equity financial forwards, respectively. Equity financial forwards market values are included in financial forwards in the preceding table. At September 30, 2006 and December 31, 2005, the Company owned 74,600,418 and 4,720,254 equity options, respectively. Equity options market values are included in options in the preceding table.

Credit Risk.  The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2006 and December 31, 2005, the Company was obligated to return cash collateral under its control of $441 million and $195 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2006 and December 31, 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $477 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2006 and December 31, 2005, none of the collateral had been sold or repledged.

As of September 30, 2006 and December 31, 2005, the Company provided collateral of $121 million and $4 million, respectively, which is included in other assets in the consolidated balance sheets. The counterparties are permitted by contract to sell or repledge this collateral.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at September 30, 2006; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	September 30, 2006
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets(1)	Loss(2)	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$—	$—	$2,158	$306
Real estate joint ventures (3)	52	44	383	42
Other limited partnerships (4)	84	13	12,302	1,610
Other investments (5)			4,581	320

Total	$136	$57	$19,424	$2,278

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at September 30, 2006. The assets of the real estate joint ventures, other limited partnerships and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnerships and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnerships include partnerships established for the purpose of investing in real estate funds, public and private debt and equity securities, as well as limited partnerships established for the purpose of investing in low-income housing that qualifies for federal tax credits.

(5)	Other investments include securities that are not asset-backed securitizations or collateralized debt obligations.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $45,658 million and $32,068 million and an estimated fair value of $46,504 million and $32,954 million were on loan under the program at September 30, 2006 and December 31, 2005, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $47,641 million and $33,893 million at September 30, 2006 and December 31, 2005, respectively. Securities loaned transactions are accounted for as financing arrangements on the Company’s consolidated balance sheets and consolidated statements of cash flows and the income and expenses associated with the program are reported in net investment income as investment income and investment expenses, respectively. Security collateral of $122 million and $207 million, respectively, at September 30, 2006 and December 31, 2005 on deposit from customers in connection with the securities lending transactions may not be sold or repledged and is not reflected in the consolidated financial statements.

Separate Accounts

The Company had $137.3 billion and $127.9 billion held in its separate accounts, for which the Company does not bear investment risk, as of September 30, 2006 and December 31, 2005, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates, and that the amount of that risk has not changed significantly from that reported on December 31, 2005. The equity and foreign currency portfolios do not expose the Company to material market risk, nor has the Company’s exposure to those risks materially changed from that reported on December 31, 2005.

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

The Company’s management processes for measuring, managing and monitoring market risk remain as described in the 2005 Annual Report. Some of those processes utilize interim manual reporting and estimation techniques when the Company integrates newly acquired operations.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at September 30, 2006 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

Fair values.  The Company bases its potential change in fair values on an immediate change (increase or decrease) in:

•	the net present values of its interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the market value of its equity positions due to a 10% change (increase or decrease) in equity prices; and

•	the U.S. dollar equivalent balances of the Company’s currency exposures due to a 10% change (increase or decrease) in currency exchange rates.

Earnings and cash flows.  MetLife calculates the potential change in earnings and cash flows on the change in its earnings and cash flows over a one-year period based on an immediate 10% change (increase or decrease) in interest rates and equity prices. The following factors were incorporated into the earnings and cash flows sensitivity analyses:

•	the reinvestment of fixed maturity securities;

•	the reinvestment of payments and prepayments of principal related to mortgage-backed securities;

•	the re-estimation of prepayment rates on mortgage-backed securities for each 10% change (increase or decrease) in interest rates; and

•	the expected turnover (sales) of fixed maturities and equity securities, including the reinvestment of the resulting proceeds.

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot assure that its actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	for derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at September 30, 2006. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at September 30, 2006 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s portfolio, at September 30, 2006 was:

September 30, 2006
(In millions)

Non-trading:
Interest rate risk	$6,698
Equity price risk	$813
Foreign currency exchange rate risk	$619
Trading:
Interest rate risk	$20

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at September 30, 2006 by type of asset or liability.

	As of September 30, 2006
			Assuming a
			10% increase
	Notional		in the yield
	Amount	Fair Value	curve
	(In millions)

Assets
Fixed maturities		$242,356	$(6,229)
Equity securities		3,177	—
Mortgage and consumer loans		40,289	(721)
Policy loans		10,115	(313)
Short-term investments		5,839	(22)
Cash and cash equivalents		5,924	—
Mortgage loan commitments	$4,276	15	(21)

Total assets			$(7,306)

Liabilities
Policyholder account balances		$108,072	$842
Short-term debt		1,706	—
Long-term debt		9,935	373
Junior subordinated debt securities underlying common equity units		2,090	26
Shares subject to mandatory redemption		221	—
Payables for collateral under securities loaned and other transactions		48,082	—

Total liabilities			$1,241

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$19,785	$498	$(159)
Interest rate floors	42,937	394	(140)
Interest rate caps	35,368	177	56
Financial futures	7,538	(8)	(156)
Foreign currency swaps	18,116	(393)	(232)
Foreign currency forwards	2,843	(4)	(2)
Options	802	348	—
Financial forwards	3,883	6	—
Credit default swaps	6,660	(8)	—
Synthetic GICs	3,748	—	—
Other	250	36	—

Total other			$(633)

Net change			$(6,698)

This quantitative measure of risk has increased $1,175 million, or 21%, at September 30, 2006 from $5,523 million at December 31, 2005. The components of this change are $360 million due to the increase in the yield curve, $460 million from increased asset size, $380 million from growth in derivative usage, and ($25) million of other.

Item 4.	Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

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

Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be inherently impossible to ascertain with any degree of certainty. Inherent uncertainties can include how fact finders will view individually and in their totality documentary evidence, the credibility and effectiveness of witnesses’ testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2006.

Sales Practices Claims

Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company, with which Metropolitan Life merged in 1996 (“New England Mutual”), and General American Life Insurance Company, which was acquired in 2000 (“General American”), have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. These lawsuits generally are referred to as “sales practices claims.”

Certain class members have opted out of the class action settlements noted above and have brought or continued non-class action sales practices lawsuits. In addition, other sales practices lawsuits, including lawsuits or other proceedings relating to the sale of mutual funds and other products, have been brought. As of September 30, 2006, there are approximately 311 sales practices litigation matters pending against Metropolitan Life; approximately 41 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company, and New England Securities Corporation (collectively, “New England”); approximately 45 sales practices litigation matters pending against General American; and approximately 24 sales practices litigation matters pending against Walnut Street Securities, Inc. (“Walnut Street”). In addition, similar litigation matters are pending against MetLife Securities, Inc. (“MSI”). Metropolitan Life, New England, General American, MSI and Walnut Street continue to defend themselves vigorously against these litigation matters. Some individual sales practices claims have been resolved through settlement, won by dispositive motions, or have gone to trial. The outcomes of trials have varied, and appeals are pending in several matters. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

Asbestos-Related Claims

Metropolitan Life received approximately 18,500 asbestos-related claims in 2005. During the nine months ended September 30, 2006 and 2005, Metropolitan Life received approximately 6,384 and 12,100 asbestos-related claims, respectively.

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

See Note 12 of Notes to Consolidated Financial Statements included in the 2005 Annual Report for historical information concerning asbestos claims and MetLife’s increase of its recorded liability at December 31, 2002.

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

The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that the Company’s total exposure to asbestos claims may be greater than the liability recorded by the Company in its unaudited interim condensed consolidated financial statements and that future charges to income may be necessary. While the potential future charges could be material in particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s consolidated financial position.

During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1,500 million, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by Metropolitan Life in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company’s operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company’s liquidity.

Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in 2003, 2004, 2005 and 2006 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable with respect to later periods may be less than the amount of the recorded losses. Such foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims, $15.1 million with respect to 2004 claims, $12.7 million with respect to 2005 claims and estimated as of September 30, 2006, to be approximately $73.5 million in the aggregate, including future years.

Property and Casualty Actions

A purported class action has been filed against Metropolitan Property and Casualty Insurance Company’s (“MPC”) subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. Two purported nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit claims breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. The court recently granted MPC’s motion to dismiss the fraud claim in the second suit. A motion for class certification has been filed and briefed.

A purported class action has been filed against MPC in Montana. This suit alleges breach of contract and bad faith for not aggregating medical payment and uninsured coverages provided in connection with the several vehicles identified in insureds’ motor vehicle policies. A recent decision by the Montana Supreme Court in a suit involving another insurer determined that aggregation is required. The court has approved a settlement of this action and the administration of claims has been substantially concluded. MPC has recorded a liability in an amount the Company believes is adequate to resolve the claims underlying this matter. The amount to be paid will not be material to MPC. Certain plaintiffs’ lawyers in another action have alleged that the use of certain automated databases to provide total loss vehicle valuation methods was improper. The court has approved a settlement of this action. Management believes that the amount to be paid in resolution of this matter will not be material to MPC.

Other

Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to four. In one of these, the California Insurance Commissioner filed suit in 2004 in California state court in San Diego County against Metropolitan Life and other companies alleging that the defendants violated certain provisions of the California Insurance Code. Another of these actions is pending in a multi-district proceeding established in the federal district court in the District of New Jersey. In this proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several other insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. A motion to dismiss has not been fully decided and additional briefing will take place. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company is defending these cases vigorously.

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

On September 19, 2006, NASD announced that it had imposed a fine against MetLife Securities, Inc (“MSI”), New England Securities Corporation (“NES”), and Walnut Street, all direct or indirect subsidiaries of MetLife, Inc., in connection with certain violations of NASD’s and the SEC’s rules. As previously disclosed, NASD’s investigation was initiated after the firms reported to NASD that a limited number of mutual fund transactions processed by firm representatives and at the firms’ consolidated trading desk, during the period April through December 2003, had been received from customers after 4:00 p.m., Eastern Time, and received the same day’s net asset value. The violations of NASD’s and the SEC’s rules related to the processing of transactions received after 4:00 p.m., the firms’ maintenance of books and records, supervisory procedures, and responses to NASD’s information requests, among other areas. In settling this matter, the firms neither admitted nor denied the charges, but consented to the entry of NASD’s findings.

Following an inquiry commencing in March 2004, the staff of NASD notified MSI that it had made a preliminary determination to recommend charging MSI with the failure to adopt, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans. This notification followed an industry-wide inquiry by NASD examining sales of 529 plans. In November 2006, MSI and NASD reached a settlement resolving this matter, which includes payment of a penalty and customer remediation. MSI neither admitted nor denied NASD’s findings.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, formerly The Travelers Insurance Company, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and the NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, the NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above. In an unrelated previously disclosed matter, in September 2006, Tower Square was fined by the NASD for violations of certain NASD rules relating to supervisory procedures, documentation and compliance with the firm’s anti-money laundering program.

Metropolitan Life also has been named as a defendant in numerous silicosis, welding and mixed dust cases pending in various state or federal courts. The Company intends to defend itself vigorously against these cases.

Various litigation, including purported or certified class actions, and various claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

Summary

It is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s consolidated financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of Common Stock made by or on behalf of the Holding Company or its affiliates during the three months ended September 30, 2006 are set forth below:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the Plans
Period	Purchased(1)	per Share	Plans or Programs(2)	or Programs

July 1 — July 31, 2006	238	$52.11	—	$716,206,611
August 1 — August 31, 2006	—	$—	—	$716,206,611
September 1 — September 30, 2006	2,923	$56.54	—	$716,206,611

Total	3,161	$56.21	—	$716,206,611

(1)	During the periods July 1- July 31, 2006, August 1- August 31, 2006 and September 1- September 30, 2006, separate account affiliates of the Holding Company purchased 238 shares, 0 shares and 2,923 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2)	On October 26, 2004, the Holding Company’s board of directors authorized a $1 billion common stock repurchase program, of which $716 million remained as of September 30, 2006. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) and in privately negotiated transactions. As a result of the acquisition of Travelers, the Holding Company had suspended its common stock repurchase activity. During the fourth quarter of 2006, as announced, the Company resumed its share repurchase program. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of the Holding Company’s common stock.

Furthermore, the payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Dividends” and Note 9 of Notes to Interim Condensed Consolidated Financial Statements.

Item 5.	Other Information

On November 2, 2006, the plan administrator for the MetLife Leadership Deferred Compensation Plan (the “Plan”) amended and restated the Plan to (i) clarify that the plan administrator may select and change simulated investments available to participants under the Plan without formally amending the Plan, (ii) clarify limits on the number of times in a year that participants in the Plan may change their simulated investments, and (iii) provide that if none of the participant’s designated beneficiaries has survived, the participant’s payments will be made to the participant’s estate and not to the participant’s spouse, and (iv) specify claims procedures under the Plan. Officers and other highly compensated employees of certain affiliates of the Holding Company, some of whom are officers of the Holding Company, participate in the Plan or are eligible to do so. Deferred compensation under the Plan is an unsecured obligation of the Holding Company. The foregoing description of the amended and restated Plan is not complete and is qualified in its entirety by reference to the complete text of the amended and restated Plan which is filed as Exhibit 10.3 hereto, and is incorporated herein by reference.

On November 2, 2006, the plan administrator of the MetLife Non-Management Director Deferred Compensation Plan approved that plan as amended and restated (the “Director Plan”). The Director Plan was amended and restated to (i) provide updated information on simulated investments, (ii) clarify limits on the number of times in a year that participants in the Plan may change their simulated investments, (iii) provide that if none of the participant’s designated beneficiaries has survived, the participant payments will be made to the participant’s estate and not to the participant’s spouse, and (iv) specify claims procedures under the Director Plan. Members of the Holding Company’s Board of Directors who are not employees of MetLife, Inc. or any of its affiliates are eligible to participate in the Director Plan. Deferred compensation under the Director Plan is an unsecured obligation of the Holding Company. The foregoing description of the Director Plan is not complete and is qualified in its entirety by reference to the complete text of the Director Plan which is filed as Exhibit 10.4 hereto, and is incorporated herein by reference.

Item 6.	Exhibits

10.1	Stuyvesant Town, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006
10.2	Peter Cooper Village, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006
10.3	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated effective with respect to salary and cash incentive compensation January 1, 2005, and with respect to stock compensation April 15, 2005)
10.4	MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Joseph J. Prochaska, Jr. Name: Joseph J. Prochaska, Jr. Title: Executive Vice-President and Chief Accounting Officer (Authorized Signatory and Chief Accounting Officer)

Date:  November 7, 2006

Exhibit Index

Exhibit
Number	Exhibit Name

10.1	Stuyvesant Town, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006
10.2	Peter Cooper Village, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006
10.3	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated effective with respect to salary and cash incentive compensation January 1, 2005, and with respect to stock compensation April 15, 2005)
10.4	MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1