Form 10-K
period 2006-12-31
METLIFE INC
filed 2007-03-01
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15787

MetLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4075851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Park Avenue, New York, N.Y.	10166-0188
(Address of principal executive offices)	(Zip Code)
(212) 578-2211 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series A, par value $0.01	New York Stock Exchange
6.50% Non-Cumulative Preferred Stock, Series B, par value $0.01	New York Stock Exchange
6.375% Common Equity Units	New York Stock Exchange
5.875% Senior Notes	New York Stock Exchange
5.375% Senior Notes	Irish Stock Exchange
5.25% Senior Notes	Irish Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $39 billion. As of February 26, 2007, 752,669,068 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to part of Item 10, Item 11, part of Item 12, and Items 13 and 14 of Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2007, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2006.

		Page
		Number

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	27
Item 1B.	Unresolved Staff Comments	43
Item 2.	Properties	43
Item 3.	Legal Proceedings	43
Item 4.	Submission of Matters to a Vote of Security Holders	51

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	52
Item 6.	Selected Financial Data	54
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	164
Item 8.	Financial Statements and Supplementary Data	169
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	170
Item 9A.	Controls and Procedures	170
Item 9B.	Other Information	172

PART III
Item 10.	Directors and Executive Officers of the Registrant	173
Item 11.	Executive Compensation	173
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	173
Item 13.	Certain Relationships and Related Transactions	175
Item 14.	Principal Accountant Fees and Services	176

PART IV
Item 15.	Exhibits and Financial Statement Schedules	177

SIGNATURES		178

EXHIBIT INDEX		E-1
EX-3.1: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-3.2: CERTIFICATE OF DESIGNATION
EX-4.1.A: INDENTURE
EX-4.2: FIRST SUPPLEMENTAL INDENTURE
EX-4.3: SECOND SUPPLEMENTAL INDENTURE
EX-4.48: RIGHTS AGREEMENT
EX-10.10: SEPARATION AGREEMENT
EX-10.27: FORM OF MANAGEMENT PERFORMANCE SHARE AGREEMENT
EX-10.33: AMENDED AND RESTATED FIVE-YEAR CREDIT AGREEMENT
EX-10.35: FIRST AMENDMENT TO FIVE-YEAR CREDIT AGREEMENT
EX-10.42: RESOLUTIONS
EX-10.48: AMENDMENT NO. THREE TO DEFERRED COMPENSATION PLAN
EX-10.51: AMENDMENT NO. ONE TO DEFERRED COMPENSATION PLAN
EX-10.53: AMENDMENT NUMBER ONE TO NON-MANAGEMENT DIRECTOR DEFERRED COMPENSATION PLAN
EX-10.57: AUXILIARY PENSION PLAN
EX-10.63: AMENDMENT NUMBER FOURTEEN TO THE MPTA
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of MetLife, Inc. and its subsidiaries, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on MetLife, Inc. and its subsidiaries. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.	Business

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“Metropolitan Life”).

We are a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through our domestic and international subsidiaries and affiliates, we offer life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions.

We are one of the largest insurance and financial services companies in the United States. Our franchises and brand names uniquely position us to be the preeminent provider of protection and savings and investment products in the United States. In addition, our international operations are focused on markets where the demand for insurance and savings and investment products is expected to grow rapidly in the future.

Our well-recognized brand names, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth and enhance shareholder value, building on a long history of fairness, honesty and integrity.

Over the course of the next several years, we will pursue the following specific strategies to achieve our goals:

•	Build on widely recognized brand names

•	Capitalize on a large customer base

•	Enhance capital efficiency

•	Expand distribution channels

•	Continue to introduce innovative and competitive products

•	Focus on international operations

•	Maintain balanced focus on asset accumulation and protection products

•	Manage operating expenses commensurate with revenue growth

•	Further commit to a diverse workplace

•	Capitalize on retirement income needs

We are organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other. Revenues derived from any customer, or from any class of similar products or services, within each of these segments did not exceed 10% of consolidated revenues in any of the last three years. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 21 of Notes to Consolidated Financial Statements.

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”) for $12.1 billion. The results of Travelers’ operations were included in our financial statements beginning July 1, 2005. As a result of the acquisition, our management increased significantly the size and scale of our core insurance and annuity products and expanded our presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide us with one of the broadest distribution networks in the industry. The initial consideration paid by the Holding Company for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Holding Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. Additional consideration of $115 million was paid by the

Holding Company to Citigroup in 2006 as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred stock. The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Travelers be measured at their fair values as of July 1, 2005.

Institutional

Our Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the United States.

Group insurance products and services include group life insurance, non-medical health insurance products and related administrative services, as well as other benefits, such as employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal services plans. Non-medical health insurance is comprised of products such as accidental death and dismemberment (“AD&D”), long-term care (“LTC”), short- and long-term disability, critical illness and dental insurance. We offer group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. Revenues applicable to these group insurance products and services were $13 billion in 2006, representing 27% of our total revenues in 2006.

Our retirement & savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of small- and mid-sized 401(k) plans, the majority of which was sold during the fourth quarter of 2006, and other defined contribution plans, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment of defined benefit and defined contribution plan assets. Revenues applicable to our retirement & savings products were $7 billion in 2006, representing 15% of our total revenues in 2006.

Marketing and Distribution

Our Institutional segment markets our products and services through sales forces, comprised of MetLife employees, for both our group insurance and retirement & savings lines.

We distribute our group insurance products and services through a regional sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other institutional customers or through an intermediary, such as a broker or a consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, we have increased our focus on communicating and marketing to such employees in order to further foster sales of those products. As of December 31, 2006, the group insurance sales channels had approximately 363 marketing representatives.

Our retirement & savings organization markets retirement, savings, investment and payout annuity products and services to sponsors and advisors of benefit plans of all sizes. These products and services are offered to private and public pension plans, collective bargaining units, nonprofit organizations, recipients of structured settlements and the current and retired members of these and other institutions.

We distribute retirement & savings products and services through dedicated sales teams and relationship managers located in 15 offices around the country. In addition, the retirement & savings organization works with the distribution channels in the Individual segment and in the group insurance area to better reach and service customers, brokers, consultants and other intermediaries.

We have entered into several joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of institutional products and services. We also seek to sell our institutional products and services through sponsoring organizations and affinity groups. For example, we are the provider of LTC products for the American Association of Retired Persons and the National Long-Term Care Coalition, a group of some of the nation’s largest employers. In addition, the Company, together with John Hancock Financial Services, Inc., a wholly-owned subsidiary of Manulife Financial Corporation, is a provider for the Federal Long-Term Care Insurance program. The program, available to most Federal employees and their families, is the largest employer-sponsored LTC insurance program in the country based on the number of enrollees. In addition, we also provide life and dental coverage to Federal employees.

Group Insurance Products and Services

Our group insurance products and services include:

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

Non-Medical Health.  Non-medical health insurance consists of short- and long-term disability, disability income, critical illness, LTC, dental and AD&D coverages. We also sell excess risk and administrative services-only arrangements to some employers.

Other Products and Services.  Other products and services include employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal plans.

Retirement & Savings Products and Services

Our retirement & savings products and services include:

Guaranteed Interest and Stable Value Products.  We offer guaranteed interest contracts (“GICs”), including separate account GICs, funding agreements and similar products.

Accumulation and Income Products.  We also sell fixed and variable annuity products, generally in connection with the termination of pension plans or the funding of structured settlements.

Other Retirement & Savings Products and Services.  Other retirement & savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plans on behalf of corporations and other institutions.

Individual

Our Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of our customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, universal and variable life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and LTC insurance products offered through the Institutional segment, investment products such as mutual funds, as well as other products offered by our other businesses. Individual’s principal distribution channels are the agency distribution group and the independent distribution group. Individual also distributes products through several additional distribution channels, including Walnut Street Securities, Inc. (“Walnut Street Securities”), MetLife Resources, Tower Square Securities, Inc. (“Tower Square Securities”) and Texas Life Insurance Company (“Texas Life”). In total, Individual had approximately 11,000 active sales representatives at December 31, 2006.

Our broadly recognized brand names and strong distribution channels have allowed us to become the second largest provider of individual life insurance and annuities in the United States, with $17 billion of total statutory individual life and annuity premiums and deposits through September 30, 2006, the latest period for which OneSource, a database that aggregates United States insurance company statutory financial statements, is available. According to research performed by the Life Insurance Marketing and Research Association (“LIMRA”), based on sales through September 30, 2006, we are the sixth largest issuer of individual variable life insurance in the United States and the sixth largest issuer of all individual life insurance products in the United States. In addition, according to research done by LIMRA and based on new annuity deposits through September 30, 2006, we are the second largest annuity writer in the United States.

During the period from 2002 to 2006, our first year statutory deposits for life products increased at a compound annual growth rate of approximately 5%. Life deposits represented approximately 33% of total statutory premiums and deposits for Individual in 2006. During the same period from 2002 to 2006, the statutory deposits for annuity products increased at a compound annual growth rate of approximately 18%. Annuity deposits represented approximately 67% of total statutory premiums and deposits for Individual in 2006. Individual had $14.5 billion of total revenues, or 30% of our total revenues, in 2006.

Marketing and Distribution

Our Individual segment targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have been successful in selling our products in various multi-cultural markets. Individual products are distributed nationwide through multiple channels, with the primary distribution systems being the agency distribution group and the independent distribution group.

Agency Distribution Group.  The agency distribution group is comprised of two channels, the MetLife Distribution Channel, a career agency system, and the New England Financial Distribution Channel, a general agency system.

MetLife Distribution Channel.  The MetLife Distribution Channel had 5,968 agents under contract in 102 agencies at December 31, 2006. The career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages. Multi-cultural markets represented 35% of the MetLife Distribution Channel’s individual life sales in 2006. The average face amount of a life insurance policy sold through the MetLife Distribution Channel in 2006 was $313 thousand.

Agents in the career agency system are full-time MetLife common law and/or statutory employees who are compensated primarily based upon sales which is in compliance with the limitations imposed by New York State Insurance Law Section 4228. These career agents are also eligible to receive certain benefits. Agents in the career agency system are not authorized to sell other insurers’ products without our approval. At December 31, 2006, 95% of the agents in the career agency sales force were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

From 2005 through 2006, the number of agents under contract in the MetLife Distribution Channel’s career agency sales force increased from 5,804 to 5,968. The increase in the number of agents is due to improving retention which, in-turn, drives increased productivity. From 2002 through 2006, the career agency system increased productivity, with net sales credits per agent, an industry measure for agent productivity, growing at a compound annual rate of 6%.

New England Financial Distribution Channel.  The New England Financial Distribution Channel targets high net-worth individuals, owners of small businesses and executives of small- to medium-sized companies. The average face amount of a life insurance policy sold through the New England Financial Distribution Channel in 2006 was $561 thousand.

At December 31, 2006, the New England Financial Distribution Channel included 46 general agencies providing support to 2,035 agents and a network of independent brokers throughout the United States. The compensation of agents who are independent contractors and general agents who have exclusive contracts with New England Financial is based on sales, although general agents are also provided with an allowance for benefits and other expenses. At December 31, 2006, 95% of New England Financial’s agents were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

Independent Distribution Group.  During 2005, the independent distribution group was expanded to include Travelers distribution, as well as General American Financial and the MetLife Investors Group. Within the independent distribution group there are three wholesaler organizations, including the coverage and point of sale models for risk-based products, and the annuity wholesale model for accumulation-based products. Both the coverage and point of sale model wholesalers distribute universal life, variable universal life, traditional life, LTC and disability income products. The annuity model wholesalers distribute both fixed and variable deferred annuities, as well as income annuities. We intend to continue to grow existing distribution relationships and acquire new relationships in the coverage, point of sale and annuity channels by capitalizing on an experienced management team, leveraging the MetLife brand and resources, and developing high service, low cost operations while continuing the distribution of other MetLife products.

Coverage Model.  The coverage model wholesalers sell universal life, variable universal life, traditional life, LTC and disability insurance products and related financial services to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. These agencies and individuals are independent contractors who are generally responsible for the expenses of operating their agencies, including office and overhead expenses, and the recruiting, selection, contracting, training, and development of agents and brokers in their agencies. The wholesalers direct sales and recruiting efforts from a nationwide network of regional offices. As of December 31, 2006, the coverage model’s sales force included 25 wholesalers.

Point of Sale Model.  The point of sale model wholesalers sell universal life, variable universal life, traditional life, LTC and disability income products through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks. As of December 31, 2006, there were 54 regional point of sale model wholesalers.

Annuity Model.  The annuity model wholesalers sell individual fixed and variable deferred annuities, as well as income annuity products through financial intermediaries, including regional broker-dealers, New York Stock Exchange (“NYSE”) brokerage firms, financial planners and banks. As of December 31, 2006, there were 132 regional annuity model wholesalers.

Additional Distribution Channels.  The Individual segment also distributes our individual insurance and investment products through several additional affiliated distribution channels, including Walnut Street Securities, Tower Square Securities, Texas Life and MetLife Resources.

Walnut Street Securities.  Walnut Street Securities, a subsidiary of MetLife, Inc., is an affiliated broker-dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 894 independent registered representatives.

Tower Square Securities.  Tower Square Securities, a subsidiary of MetLife, Inc., is an affiliated broker-dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 548 independent registered representatives.

Texas Life.  Texas Life, a subsidiary of MetLife, Inc., markets whole life and universal life insurance products under the Texas Life name through approximately 1,218 active independent insurance brokers. These brokers are independent contractors who sell insurance for Texas Life on a nonexclusive basis. A number of MetLife career agents also market Texas Life products. Texas Life sells universal life insurance policies with low cash values that are marketed through the use of brochures, as well as payroll deduction life insurance products.

MetLife Resources.  MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 737 agents and independent brokers. MetLife Resources targets the nonprofit, educational and healthcare markets.

Products

We offer a wide variety of individual insurance, as well as annuities and investment-type products, aimed at serving our customers’ financial needs throughout their entire life cycle.

Insurance Products

Our individual insurance products include variable life products, universal life products, traditional life products, including whole life and term life, and other individual products, including individual disability and LTC insurance.

We continually review and update our products. We have introduced new products and features designed to increase the competitiveness of our portfolio and the flexibility of our products to meet the broad range of asset accumulation, life-cycle protection and distribution needs of our customers. Some of these updates have included new universal life policies and updated variable universal life products.

Variable Life.  Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate accounts or directed to the Company’s general account. In the separate accounts, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of these various investment accounts and any net return is credited directly to the policyholder’s account. In some instances, third-party money management firms manage investment accounts that support variable insurance products. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Universal Life.  Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company’s general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. We credit premiums to an account maintained for the policyholder. Premiums are credited net of specified expenses and interest, at interest rates we determine, subject to specified minimums. Specific charges are made against the policyholder’s account for the cost of insurance protection and for expenses. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

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

Our LTC insurance provides a fixed benefit for certain costs associated with nursing home care and other services that may be provided to individuals unable to perform certain activities of daily living.

In addition to these products, our Individual segment supports a group of low face amount life insurance policies, known as industrial policies, that its agents sold until 1964.

Annuities and Investment Products

We offer a variety of individual annuities and investment products, including variable and fixed annuities, and mutual funds and securities.

Variable Annuities.  We offer variable annuities for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment accounts, as determined by the contractholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged.

Fixed Annuities.  Fixed annuities are used for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to certain minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to ten years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

Mutual Funds and Securities.  Through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

Auto & Home

Auto & Home, operating through Metropolitan Property and Casualty Insurance Company (“MPC”) and its subsidiaries, offers personal lines property and casualty insurance directly to employees at their employer’s worksite, as well as to individuals through a variety of retail distribution channels, including the agency distribution group, independent agents, property and casualty specialists and direct response marketing. Auto & Home primarily sells auto insurance, which represented 71% of Auto & Home’s total net premiums earned in 2006, and homeowners insurance, which represented 29% of Auto & Home’s total net premiums earned in 2006.

Products

Auto & Home’s insurance products include:

•	auto, including both standard and non-standard private passenger;

•	homeowners, renters, condominium and dwelling; and

•	other personal lines, including personal excess liability (protection against losses in excess of amounts covered by other liability insurance policies), recreational vehicles and boat owners.

Auto Coverages.  Auto insurance policies include coverages for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverages such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive coverages. Auto & Home also offers non-standard auto insurance, which accounted for $47 million in net premiums earned in 2006 and represented 2.3% of total auto net premiums earned in 2006.

Homeowners Coverages.  Homeowners insurance provides protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy.

Traditional insurance policies for dwellings represent the majority of Auto & Home’s homeowners policies providing protection for loss on a “replacement cost” basis. These policies provide additional coverage for reasonable, normal living expenses incurred by policyholders that have been displaced from their homes.

Marketing and Distribution

Personal lines auto and homeowners insurance products are directly marketed to employees at their employer’s worksite. Auto & Home products are also marketed and sold to individuals by the agency distribution group, independent agents, property and casualty specialists and through a direct response channel.

Employer Worksite Programs

Auto & Home is a leading provider of auto and homeowners products offered to employees at their employer’s worksite. Net premiums earned through this distribution channel grew at a compound annual rate of 3.6%, from $832 million in 2002 to $992 million in 2006. At December 31, 2006, approximately 2,000 employers offered MetLife Auto & Home products to their employees.

Institutional marketing representatives market the Auto & Home program to employers through a variety of means, including broker referrals and cross-selling to MetLife group customers. Once permitted by the employer, MetLife commences marketing efforts to employees. Employees who are interested in the auto and homeowners products can call a toll-free number to request a quote, to purchase coverage and to request payroll deduction over the telephone. Auto & Home has also developed proprietary software that permits an employee in most states to obtain a quote for auto insurance through Auto & Home’s Internet website.

Retail Distribution Channels

We market and sell Auto & Home products through the agency distribution group, independent agents, property and casualty specialists and through a direct response channel. In recent years, we have increased the number of independent agents and property and casualty specialists appointed to sell these products.

Agency Distribution Group Career Agency System.  The agency distribution group career agency system has approximately 1,600 agents that sell Auto & Home insurance products.

Independent Agencies.  At December 31, 2006, Auto & Home maintained contracts with more than 4,300 agencies and brokers.

Property and Casualty Specialists.  Auto & Home has 648 specialists located in 35 states. Auto & Home’s strategy is to utilize property and casualty specialists, who are Auto & Home employees, in geographic markets that are underserved by MetLife career agents.

Other Distribution Channels.  Auto & Home also utilizes a direct response marketing channel which permits sales to be generated through sources such as target mailings, career agent referrals and the Internet.

In 2006, Auto & Home’s business was mostly concentrated in the following states, as measured by net premiums earned: New York $383 million, or 13.1%; Massachusetts $356 million, or 12.2%; Illinois $198 million, or 6.8%; Florida $193 million, or 6.6%; Connecticut $132 million, or 4.5%; and Minnesota $115 million, or 3.9%.

Claims

Auto & Home’s claims department includes approximately 2,000 employees located in Auto & Home’s Warwick, Rhode Island home office, 11 field claim offices, 6 in-house counsel offices, drive-in inspection sites and other sites throughout the United States. These employees include claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 650,000 claims annually, principally by telephone.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. We focus on emerging markets primarily within the Latin America, Europe and Asia Pacific regions. We operate in international markets through subsidiaries and joint ventures. The acquisition of Travelers in 2005 added operations in the following new markets: Australia, Belgium, Japan, Poland and the United Kingdom; as well as in markets in which we already operate: Argentina, Brazil, Hong Kong, India and China. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability,” and “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability,” and “Quantitative and Qualitative Disclosures About Market Risk.”

Latin America

We operate in the Latin America region in the following countries: Mexico, Chile, Brazil, Argentina and Uruguay. The operations in Mexico, Chile and Argentina represented 88% of the total premiums and fees in this region for the year ended December 31, 2006. The Mexican operation is the largest life insurance company in both the individual and group businesses in Mexico. The Chilean operation is the fourth largest annuity company in Chile, based on market share. The Chilean operation also offers individual life insurance and group insurance products. The Argentinean operation is the second largest pension company in the market, based on employee contributions. The Argentinean operation actively markets individual life insurance, group insurance products and credit life coverage.

Asia Pacific

We operate in the Asia Pacific region in the following countries: South Korea, Taiwan, Australia, Japan, Hong Kong and China. The operations in South Korea and Taiwan represented 85% of the total premiums and fees in this region for the year ended December 31, 2006. The South Korean operation offers individual life insurance, annuities, retirement & savings and non-medical health products, as well as group retirement products. The Taiwanese operation offers individual life, accident and health, personal travel insurance products and annuities, as well as group life and group accident and health insurance products. The Japanese operation offers fixed and guaranteed variable annuities and variable life products. The Japanese operation is not included in total premiums and fees but are included as a component of our net investment income.

Europe

We operate in Europe in the following countries: the United Kingdom, Belgium, Poland and Ireland. The results of our operation in India are also included in this region. The operation in the United Kingdom represented 61% of the total premiums and fees in this region for the year ended December 31, 2006. The United Kingdom operation underwrites risk in its home market and 13 other countries across Europe, offering credit insurance and personal accident coverage.

Reinsurance

Our Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated (“RGA”), a publicly traded company (NYSE: RGA). At December 31, 2006, our ownership in RGA was approximately 53%.

RGA’s operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, China, Hong Kong, India, Ireland, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

In addition to its life reinsurance business, RGA provides reinsurance of asset-intensive products, critical illness and financial reinsurance. RGA and its predecessor, the reinsurance division of General American Life Insurance Company (“General American”), have been engaged in the business of life reinsurance since 1973. As of

December 31, 2006, RGA had $19 billion and $2.0 trillion in consolidated assets and worldwide life reinsurance in-force, respectively.

RGA’s Products and Services

RGA’s operational segments are segregated primarily by geographic region: United States, Canada, Asia Pacific and Europe & South Africa, as well as Corporate & Other. The U.S. operations, which represented 61% of RGA’s 2006 net premiums, provide traditional life, asset-intensive products and financial reinsurance to domestic clients. Traditional life reinsurance involves RGA indemnifying another insurance company for all or a portion of the insurance risk, primarily mortality risk, it has written. Asset-intensive products primarily include the reinsurance of corporate-owned life insurance and annuities. Financial reinsurance involves assisting RGA’s clients (other insurance companies) in managing their regulatory capital or in achieving other financial goals. The Canadian operations, which represented 10% of RGA’s 2006 net premiums, primarily provide insurers with traditional life reinsurance. The Asia Pacific and Europe & South Africa operations, which represented, collectively, 29% of RGA’s 2006 net premiums, provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. Traditional life reinsurance pays upon the death of the insured and critical illness coverage provides a benefit upon the diagnosis of a pre-defined illness.

Corporate & Other

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, National Association (“MetLife Bank” or “MetLife Bank, N.A.”), a national bank, and run-off entities, as well as interest expense related to the majority of our outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The liability for future policy benefits for participating traditional life insurance is the net level reserve using the policy’s guaranteed mortality rates and the dividend fund interest rate or nonforfeiture interest rate, as applicable. We amortize deferred policy acquisition costs (“DAC”) in relation to the product’s estimated gross margins.

In establishing actuarial liabilities for certain other insurance contracts, we distinguish between short duration and long duration contracts. Short duration contracts generally arise from the property and casualty business. The actuarial liability for short duration contracts consists of gross unearned premiums as of the valuation date and the discounted amount of the future payments on pending and approved claims as of the valuation date. Long duration contracts consist of:

•	guaranteed renewable term life;

•	non-participating whole life;

•	individual disability;

•	group life, dental and disability; and

•	LTC contracts.

We determine actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation for these policies.

Where they exist, we amortize DAC, including value of business acquired (“VOBA”), in relation to the associated gross margins or premium.

Effective January 1, 2007, certain group life, dental and disability contracts will be reclassified as short duration due to the new guidance issued under Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Adoption of New Accounting Pronouncements” for further information.

Liabilities for investment-type and universal life-type products primarily consist of policyholders’ account balances. Investment-type products include individual annuity contracts in the accumulation phase and certain group pension contracts that have limited or no mortality risk. Universal life-type products consist of universal and variable life contracts and contain group pension contracts. For universal life-type contracts with front-end loads, we defer the charge and amortize the unearned revenue using the product’s estimated gross profits. We amortize DAC on investment-type and universal life-type contracts in relation to estimated gross profits.

Limited pay contracts primarily consist of single premium immediate individual annuities, structured settlement annuities and certain group pension annuities. Actuarial liabilities for limited pay contracts are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, we also defer the excess of the gross premium over the net premium and recognize such excess into income in a constant relationship with insurance in-force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts. We amortize DAC for limited pay contracts over the premium payment period.

We also establish actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid-up guarantees relating to certain life policies.

The Auto & Home segment establishes actuarial liabilities to account for the estimated ultimate costs of losses and loss adjustment expenses for claims that have been reported but not yet settled, and claims incurred but not reported. It bases unpaid losses and loss adjustment expenses on:

•	case estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations;

•	estimates of incurred but not reported losses based upon past experience;

•	estimates of losses on insurance assumed primarily from involuntary market mechanisms; and

•	estimates of future expenses to be incurred in settlement of claims.

For the Auto & Home segment, we deduct estimated amounts of salvage and subrogation from unpaid losses and loss adjustment expenses. Implicit in all these estimates are underlying assumptions about rates of inflation because we determine all estimates using expected amounts to be paid. We derive estimates for the development of reported claims and for incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. Similarly, we derive estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business. We anticipate ultimate recoveries from salvage and subrogation principally on the basis of historical recovery patterns. We calculate and record a single best estimate liability, in conformance with GAAP, for reported losses and for incurred but not reported losses. We aggregate these estimates to form the liability recorded in the consolidated balance sheets.

Pursuant to state insurance laws, the Holding Company’s insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

The New York Insurance Law and regulations require certain MetLife entities to submit to the New York Superintendent of Insurance (the “Superintendent”) or other state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Sufficiency Analysis.”

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of its actuarial liabilities, we cannot precisely determine the amounts we will ultimately pay with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

However, we believe our actuarial liabilities for future benefits are adequate to cover the ultimate benefits required to be paid to policyholders. We periodically review our estimates of actuarial liabilities for future benefits and compare them with our actual experience. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities.

We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism that may have an adverse impact on our business, results of operations and financial condition. Catastrophes can be caused by various events, including pandemics, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards) and fires. Due to their nature, we cannot predict the incidence, timing, severity or amount of catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.

Underwriting and Pricing

Institutional, Individual and International

Our underwriting for the Institutional and Individual segments involves an evaluation of applications for life, disability, dental, critical illness, retirement & savings, and LTC insurance products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. Within the International segment, similar products described above are offered to individual and institutional customers, as well as credit insurance and in a limited number of countries major medical products are offered. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Individual underwriting considers not only an applicant’s medical history, but also other factors such as financial profiles, foreign travel, vocations and alcohol, drug and tobacco use. Our group underwriters generally evaluate the risk characteristics of each prospective insured group, although with certain voluntary products, employees may be underwritten on an individual basis. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved for underwriting. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under strict guidelines established by us.

To maintain high standards of underwriting quality and consistency, we engage in a multi-level series of ongoing internal underwriting audits, and are subject to external audits by our reinsurers, at both our remote underwriting offices and our corporate underwriting office.

We have established senior level oversight of the underwriting process that facilitates quality sales and serving the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.

Pricing for the Institutional, Individual and International segments reflects our insurance underwriting standards. Product pricing of insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Product specifications are designed to mitigate the risks of greater than expected mortality, and we periodically monitor mortality and morbidity assumptions. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

Unique to the Institutional segment’s, and the institutional business sold in the International segment, pricing is experience rated. We employ both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the period of time in question.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. Decisions are based on established actuarial pricing and risk selection principles to ensure that our underwriting and pricing guidelines are appropriate.

Auto & Home

Auto & Home’s underwriting function has six principal aspects:

•	evaluating potential worksite marketing employer accounts and independent agencies;

•	establishing guidelines for the binding of risks;

•	reviewing coverage bound by agents;

•	underwriting potential insureds, on a case by case basis, presented by agents outside the scope of their binding authority;

•	pursuing information necessary in certain cases to enable Auto & Home to issue a policy within our guidelines; and

•	ensuring that renewal policies continue to be written at rates commensurate with risk.

Subject to very few exceptions, agents in each of Auto & Home’s distribution channels, as well as in our Institutional segment, have binding authority for risks which fall within Auto & Home’s published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, Auto & Home generally has the right within a specified period (usually the first 60 days) to cancel any policy.

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

The major pricing variables for personal lines insurance include characteristics of the insured property, such as age, make and model or construction type, characteristics of insureds, such as driving record and loss experience, and the insured’s personal financial management. Auto & Home’s ability to set and change rates is subject to regulatory oversight.

As a condition of our license to do business in each state, Auto & Home, like all other automobile insurers, is required to write or share the cost of private passenger automobile insurance for higher risk individuals who would otherwise be unable to obtain such insurance. This “involuntary” market, also called the “shared market,” is governed by the applicable laws and regulations of each state, and policies written in this market are generally written at rates higher than standard rates.

Reinsurance

Reinsurance is written on a facultative basis or an automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured. Factors considered in underwriting facultative reinsurance are medical history, impairments, employment, hobbies and financial information. An automatic reinsurance treaty provides that risks will be ceded on specified blocks of business where the underlying policies meet the ceding company’s underwriting criteria. In contrast to facultative reinsurance, the reinsurer does not approve each individual risk. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with specified policies written by the ceding company. Factors considered in underwriting automatic reinsurance are the product’s underwriting, pricing, distribution and optionality, as well as the ceding company’s retention and financial strength.

Reinsurance Activity

In addition to the activity of the Reinsurance segment, which assumes insurance risk from other insurers, we cede premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. We obtain reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so. Within the Reinsurance segment, RGA utilizes retrocessional reinsurance treaties as part of its overall mortality risk management program. In the normal course of business, RGA seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. Additionally, RGA systematically reduces its retention on certain treaties utilizing a number of retrocession arrangements whereby certain business in-force is retroceded on an automatic or facultative basis. RGA also retrocedes most of its financial reinsurance business to other insurance companies to alleviate statutory capital requirements created by this business.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event the claim is paid. However, we remain liable to our policyholders with respect to ceded insurance if any reinsurer fails to meet the obligations assumed by it. Since we bear the risk of nonpayment by one or more of our reinsurers, we cede reinsurance to well-capitalized, highly rated reinsurers. Within the Reinsurance segment, RGA has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

Individual

Our life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We have historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, we reinsured up to 90% of the mortality risk for all new individual life insurance policies that we wrote through our various franchises. This practice was initiated by the different franchises for different products starting at various points in time between 1992 and 2000. During 2005, we changed our retention practices for certain individual life insurance policies. Amounts reinsured in prior years remain reinsured under the original reinsurance; however, under the new retention guidelines, we reinsure up to 90% of the mortality risk in excess of $1 million for most new individual life insurance policies that we write through our various franchises and for certain individual life policies the retention strategy remained unchanged. On a case by case basis, we may retain up to $25 million per life on single life individual policies and $30 million per life on survivorship individual policies and reinsure 100% of amounts in excess of our retention limits. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. In addition, we reinsure a significant portion of the mortality risk on our individual universal life policies issued since 1983. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. We routinely reinsure certain classes of risks in order to limit our exposure to particular travel, avocation and lifestyle hazards. We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

We reinsure our business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to us, nor is our business substantially dependent upon any reinsurance contracts. We are contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

Auto & Home

Auto & Home purchases reinsurance to control our exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. Auto & Home cedes to reinsurers a portion of losses and cedes premiums based upon the risk and exposure of the policies subject to reinsurance.

To control our exposure to large property and casualty losses, Auto & Home utilizes property catastrophe, casualty, and property per risk excess of loss agreements.

Other

MetLife Insurance Company of Connecticut (“MICC”) reinsures its workers’ compensation business through a 100% quota-share reinsurance agreement and is included within Corporate & Other as a run-off business.

Regulation

Insurance Regulation

Metropolitan Life is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. Each of the Holding Company’s other insurance subsidiaries is licensed and regulated in all U.S. and international jurisdictions where they conduct insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. The New York Insurance Law limits both the amounts of agent compensation throughout the U.S., as well as the sales commissions and certain other marketing expenses that may be incurred in connection with the sale of life insurance policies and annuity contracts.

The Holding Company’s insurance subsidiaries are each required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which they do business, and their operations and accounts are subject to periodic examination by such authorities. These subsidiaries must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which they operate.

The National Association of Insurance Commissioners (“NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The New York State Department of Insurance (the “Department”), Metropolitan Life’s principal insurance regulator, has not received its accreditation as a result of the New York legislature’s failure to adopt certain model NAIC laws. We do not believe that the absence of this accreditation will have a significant impact upon our ability to conduct our insurance businesses.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by the Holding Company and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and takes corrective action when warranted. See “Legal Proceedings.”

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

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company.” The New York Insurance Law and the regulations thereunder also restrict the aggregate amount of investments Metropolitan Life may make in non-life insurance subsidiaries, and provide for detailed periodic reporting on subsidiaries.

Guaranty Associations and Similar Arrangements.  Most of the jurisdictions in which the Holding Company’s insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In the past five years, the aggregate assessments levied against the Holding Company’s insurance subsidiaries have not been material. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments.”

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. During the three-year period ended December 31, 2006, MetLife, Inc. has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries conducted during this three-year period.

Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life’s, New England Life Insurance Company’s (“New England Life”) or General American’s sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. We may continue to resolve investigations in a similar manner.

Policy and Contract Reserve Sufficiency Analysis.  Annually, MetLife, Inc.’s U.S. insurance subsidiaries are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, MetLife, Inc.’s insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

Surplus and Capital.  MetLife, Inc.’s U.S. insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See “— Risk-Based Capital.”

Risk-Based Capital (“RBC”).  Each of MetLife, Inc.’s U.S. insurance subsidiaries is subject to certain RBC requirements and reports their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of the most recent referenced RBC-based amount calculated at December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of MetLife Inc.’s insurance subsidiaries.

Regulation of Investments.  Each of MetLife, Inc.’s U.S. insurance subsidiaries is subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of the Holding Company’s insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2006.

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business; the potential for this resides primarily in the tax-writing committees. At the present time, we do not know of any federal legislative initiatives that, if enacted, would adversely impact our business, results of operations or financial condition.

Legislative Developments.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. This act is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 (“ERISA”) on September 2, 1974. The provisions of the PPA may have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. This legislation, while not immediate, may have a positive impact on the life insurance and financial services industries in the future.

On February 8, 2006, President Bush signed into law the Deficit Reduction Act which, among other things, creates a national LTC partnership program. States are now implementing the partnership program. While it is possible that the implementation of this program could have a positive effect on our LTC business, we can give no assurance that this will be the case.

We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Broker-Dealer and Securities Regulation

Some of the Holding Company’s subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (“SEC”). These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment

Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, and are members of, and subject to, regulation by NASD. Further, some of the Holding Company’s subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, and are also registered as investment advisers in various states, as applicable. Certain variable contract separate accounts sponsored by the Holding Company’s subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.

Federal and state securities regulatory authorities and NASD from time to time make inquiries and conduct examinations regarding compliance by the Holding Company and its subsidiaries with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. We may also be subject to similar laws and regulations in the foreign countries in which we provide investment advisory services, offer products similar to those described above, or conduct other activities.

Environmental Considerations

As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to management, management believes that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.

ERISA Considerations

We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation (“PBGC”).

In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31,

1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.

The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 day notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.

Financial Holding Company Regulation

Regulatory Agencies.  In connection with its acquisition of a federally-chartered commercial bank, the Holding Company became a bank holding company and financial holding company on February 28, 2001. As such, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). In addition, the Holding Company’s banking subsidiary is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the FRB and the Federal Deposit Insurance Corporation.

Financial Holding Company Activities.  As a financial holding company, MetLife, Inc.’s activities and investments are restricted by the BHC Act, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), to those that are “financial” in nature or “incidental” or “complementary” to such financial activities. Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and activities that the FRB has determined to be closely related to banking. In addition, under the insurance company investment portfolio provision of the GLB Act, financial holding companies are authorized to make investments in other financial and non-financial companies, through their insurance subsidiaries, that are in the ordinary course of business and in accordance with state insurance law, provided the financial holding company does not routinely manage or operate such companies except as may be necessary to obtain a reasonable return on investment.

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Capital.  MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2006, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Consumer Protection Laws.  Numerous other federal and state laws also affect the Holding Company’s and MetLife Bank’s earnings and activities, including federal and state consumer protection laws. The GLB Act included consumer privacy provisions that, among other things, require disclosure of a financial institution’s privacy policy to customers. In addition, these provisions permit states to adopt more extensive privacy protections through legislation or regulation.

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Change of Control.  Because MetLife, Inc. is a “financial holding company” and “bank holding company” under the federal banking laws, no person may acquire control of MetLife, Inc. without the prior approval of the FRB. A change of control is conclusively presumed upon acquisitions of 25% or more of any class of voting securities and rebuttably presumed upon acquisitions of 10% or more of any class of voting securities. Further, as a result of MetLife, Inc.’s ownership of MetLife Bank, approval from the OCC would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc.

Competition

Our management believes that competition faced by our business segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, ebusiness capabilities and name recognition. It competes with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete.

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. See “— Individual — Marketing and Distribution.” We continue to undertake several initiatives to grow our career agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial position could be materially adversely affected if we are unsuccessful in attracting and retaining agents.

Many of our insurance products, particularly those offered by our Institutional segment, are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

The U.S. Congress periodically considers reforms to the nation’s healthcare system. While we offer non-medical health insurance products (such as group dental insurance, LTC and disability insurance), we generally do not offer medical indemnity products or managed care products, and, accordingly, we do not expect to be directly affected by such proposals to any significant degree. However, the uncertain environment resulting from healthcare reform could cause group health insurance providers to enter some of the markets in which we do business, thereby increasing competition. Increasing healthcare costs are causing consumers to seek alternative financial protection products. As a result, we have entered the fixed benefit critical illness insurance marketplace. Changes to the healthcare system may make this market more or less attractive in the future.

See “ — Regulation — Insurance Regulation — Legislative Developments” for information on pension plans.

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its policyholder financial obligations. Credit ratings represent the opinions of rating agencies regarding an issuer’s ability to repay its indebtedness. Our insurer financial strength ratings and credit ratings as of the date of this filing are listed in the tables below:

Insurer Financial Strength Ratings

Moody’s
	A.M. Best	Fitch	Investors	Standard &
	Company (1)	Ratings (2)	Service (3)	Poor’s (4)

First MetLife Investors Insurance Company	A+	N/R	N/R	AA
General American Life Insurance Company	A+	AA	Aa2	AA
MetLife Insurance Company of Connecticut	A+	AA	Aa2	AA
MetLife Investors Insurance Company	A+	AA	Aa2	AA
MetLife Investors USA Insurance Company	A+	AA	Aa3	AA
MetLife Life and Annuity Company of Connecticut	A+	AA	Aa2	AA
Metropolitan Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Direct Property and Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan General Insurance Company	A	N/R	N/R	N/R
Metropolitan Group Property & Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Life Insurance Company	A+	AA	Aa2	AA
Metropolitan Life Insurance Company (Short-Term Rating)	N/R	N/R	P-1	A-1+
Metropolitan Lloyds Insurance Company of Texas	A	N/R	N/R	N/R
Metropolitan Property and Casualty Insurance Company	A	N/R	Aa3	N/R
Metropolitan Tower Life Insurance Company	A+	N/R	Aa3	N/R
New England Life Insurance Company	A+	AA	Aa2	AA
RGA Reinsurance Company	A+	AA-	A1	AA-
RGA Life Reinsurance Company of Canada	A+	N/R	N/R	AA-
Texas Life Insurance Company	A	N/R	N/R	N/R

Credit Ratings

				Moody’s
	A.M. Best		Fitch	Investors		Standard &
	Company (1)		Ratings (2)	Service (3)		Poor’s (4)

GenAmerica Capital I (Preferred Stock)	N/R		A−	A3		BBB+
General American Life Insurance Company (Surplus Notes)	a+	(5)	N/R	A1		A+
MetLife Capital Trust II (Preferred Stock)	a−	(5)	A−	A3		BBB+
MetLife Capital Trust III (Preferred Stock)	a−	(5)	A−	A3		BBB+
MetLife Funding, Inc. (Commercial Paper)	AMB−1+	(5)	F1+	P-1		A-1+
MetLife, Inc. (Commercial Paper)	AMB-1	(5)	F1	P-1		A-1
MetLife, Inc. (Senior Unsecured)	a	(5)	A	A2		A
MetLife, Inc. (Subordinated Debt)	a−	(5)	N/R	A3		BBB+
MetLife, Inc. (Junior Subordinated Debt)	bbb+	(5)	N/R	A3	(6)	BBB+
MetLife, Inc. (Preferred Stock)	bbb+	(5)	A−	Baa1		BBB+
MetLife, Inc. (Noncumulative Perpetual Preferred Stock)	bbb+	(5)	A−	Baa1		BBB
Metropolitan Life Insurance Company (Surplus Notes)	a+	(5)	A+	A1		A+
Reinsurance Group of America, Incorporated (Senior Unsecured)	a−		A−	Baa1		A−
Reinsurance Group of America, Incorporated (Junior Subordinated Debt)	bbb		BBB+	Baa3		BBB−
RGA Capital Trust I (Preferred Stock)	bbb+		BBB+	Baa2		BBB

(1)	A.M. Best Company (“Best”) insurer financial strength ratings range from “A++ (superior)” to “F (in liquidation).” Ratings of “A+” and “A” are in the “superior” and “excellent” categories, respectively.

Best’s long-term credit ratings range from “aaa (exceptional)” to “d (in default).” A “+” or “—” may be appended to ratings from “aa” to “ccc” to indicate relative position within a category. Ratings of “a” and “bbb” are in the “strong” and “adequate” categories.

Best’s short-term credit ratings range from “AMB-1+ (strongest)” to “d (in default).”

(2)	Fitch Ratings (“Fitch”) insurer financial strength ratings range from “AAA (exceptionally strong)” to “D (distressed).” A “+” or “—” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

Fitch long-term credit ratings range from “AAA (highest credit quality),” to “D (default).” A “+” or “— ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. Ratings of “A” and “BBB” are in the “high” and “good” categories, respectively.

Fitch short-term credit ratings range from “F1+ (exceptionally strong credit quality)” to “D (in default).” A rating of “F1” is in the “highest credit quality” category.

(3)	Moody’s Investors Service (“Moody’s”) long-term insurer financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa” is in the “excellent” category.

Moody’s short-term insurer financial strength ratings range from “P-1 (superior)” to “NP (not prime).”

Moody’s long-term credit ratings range from “Aaa (exceptional)” to “C (typically in default).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of “A” and “Baa” are in the “upper-medium grade” and “medium-grade” categories, respectively.

Moody’s short-term credit ratings range from “P-1 (superior)” to “NP (not prime).”

(4)	Standard & Poor’s (“S&P”) long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (regulatory action).” A “+” or “—” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

S&P short-term insurer financial strength ratings range from “A-1+ (extremely strong)” to “R (regulatory action).”

S&P long-term credit ratings range from “AAA (extremely strong)” to “D (payment default).” A “+” or “—” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “A” is in the “strong” category. A rating of “BBB” has adequate protection parameters and is considered investment grade.

S&P short-term credit ratings range from “A-1+ (extremely strong)” to “D (payment default).” A rating of “A-1” is in the “strong” category.

(5)	Outlook is “negative.”

(6)	Under review for a possible downgrade.

N/R	indicates not rated.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable” or “negative” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. These factors may be internal to the issuer, such as a changing profitability profile, or may be brought about by changes in the industry’s landscape through new competition, regulation or technological transformation. A rating may have a “stable” outlook to indicate that the rating is not expected to change. A “stable” rating does not preclude a rating agency from changing a rating at any time, without notice.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of Metropolitan Life and the Holding Company’s other insurance subsidiaries’ financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms, and are not evaluations directed toward the protection of investors in the Holding Company’s securities. Credit ratings are opinions of each agency with respect to specific securities and contractual financial obligations and the issuer’s ability and willingness to meet those obligations when due. Neither insurer financial strength nor credit ratings are statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

A ratings downgrade (or the potential for such a downgrade) of Metropolitan Life or any of the Holding Company’s other insurance subsidiaries could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition.

Employees

At December 31, 2006, we had approximately 47,000 employees. We believe that our relations with our employees are satisfactory.

We disclosed in Part I, Item 1 of our 2005 Annual Report on Form 10-K filed with the SEC that we employed approximately 65,500 employees. Included in this figure were certain agents who would not be considered employees under local statutes and regulations in foreign jurisdictions and certain other employees. Accordingly, we have revised the reported count of employees as of December 31, 2005, to approximately 46,000. We have modified the method we use to count employees, but our workforce composition has not changed.

Executive Officers of the Registrant

Set forth below is information regarding the executive officers of MetLife, Inc. and Metropolitan Life:

C. Robert Henrikson, age 59, has been Chairman, President and Chief Executive Officer of MetLife, Inc. and Metropolitan Life since April 25, 2006. Previously, he was President and Chief Executive Officer of MetLife, Inc. and Metropolitan Life from March 1, 2006, President and Chief Operating Officer of MetLife, Inc. from June 2004, and President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. and Metropolitan Life from July 2002 to June 2004. He served as President of Institutional Business of MetLife, Inc. from September 1999 to July 2002 and President of Institutional Business of Metropolitan Life from May 1999 through June 2002. He was Senior Executive Vice President, Institutional Business, of Metropolitan Life from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of MetLife, Inc. and Metropolitan Life.

Steven A. Kandarian, age 54, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. and Metropolitan Life since April 2005. Previously, he was the executive director of the PBGC from 2001 to 2004. Before joining the PBGC, Mr. Kandarian was founder and managing partner of Orion Partners, LP, where he managed a private equity fund specializing in venture capital and corporate acquisitions for eight years. Mr. Kandarian is a director and Chairman of the Board of Reinsurance Group of America, Incorporated.

James L. Lipscomb, age 60, has been Executive Vice President and General Counsel of MetLife, Inc. and Metropolitan Life since July 2003. He was Senior Vice President and Deputy General Counsel from July 2001 to July 2003. Mr. Lipscomb was President and Chief Executive Officer of Conning Corporation, a former subsidiary of Metropolitan Life, from March 2000 to July 2001, prior to which he served in various senior management positions with Metropolitan Life for more than five years.

William J. Mullaney, age 47, has been President, Institutional Business, of MetLife, Inc. and Metropolitan Life since January 2007. Previously, he was President of Metropolitan Property and Casualty Insurance Company from January 2005 to January 2007, Senior Vice President of Metropolitan Property and Casualty Insurance Company from July 2002 to December 2004, Senior Vice President, Institutional Business, of Metropolitan Life from August 2001 to July 2002, and a Vice President of Metropolitan Life for more than five years. He is a director of MetLife Insurance Company of Connecticut and MetLife Life and Annuity Company of Connecticut.

Catherine A. Rein, age 64, has been Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. since January 2005. Previously, she was Senior Executive Vice President of MetLife, Inc. from September 1999 and President and Chief Executive Officer of Metropolitan Property and Casualty Insurance Company from March 1999 to January 2005. She has been Senior Executive Vice President of Metropolitan Life since February 1998 and was Executive Vice President from October 1989 to February 1998.

William J. Toppeta, age 58, has been President, International, of MetLife, Inc. and Metropolitan Life since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of Metropolitan Life from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of Metropolitan Life from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and President and Chief Executive Officer of its Canadian Operations from July 1993 to October 1995.

Lisa M. Weber, age 44, has been President, Individual Business, of MetLife, Inc. and Metropolitan Life since June 2004. Previously, she was Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. and Metropolitan Life from June 2001 to June 2004. She was Executive Vice President of MetLife, Inc. and Metropolitan Life from December 1999 to June 2001 and was head of Human Resources of Metropolitan Life from March 1998 to December 2003. She was Senior Vice President of MetLife, Inc. from September 1999 to November 1999 and Senior Vice President of Metropolitan Life from March 1998 to November 1999. Previously, she was Senior Vice President of Human Resources of PaineWebber Group Incorporated, where she was employed for ten years. Ms. Weber is a director of MetLife Bank, N.A., MetLife Insurance Company of Connecticut and MetLife Life and Annuity Company of Connecticut.

William J. Wheeler, age 45, has been Executive Vice President and Chief Financial Officer of MetLife, Inc. and Metropolitan Life since December 2003, prior to which he was a Senior Vice President of Metropolitan Life from 1997 to December 2003. Previously, he was a Senior Vice President of Donaldson, Lufkin & Jenrette for more than five years. Mr. Wheeler is a director of MetLife Bank, N.A.

Trademarks

We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive license to use the Peanuts®characters in the area of financial services and healthcare benefit services in the United States and internationally under an advertising and premium agreement with United Feature Syndicate until December 31, 2012. Furthermore, we also have a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. We believe that our rights in our trademarks and under our Peanuts® characters license and our Citigroup license are well protected.

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

MetLife, Inc. makes available, free of charge, on its website (www.metlife.com) through the Investor Relations page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports, as soon as reasonably practicable after filing (furnishing) such reports to the SEC. Other information found on the website is not part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors

Changes in Market Interest Rates May Significantly Affect Our Profitability

Some of our products, principally traditional whole life insurance, fixed annuities and GICs, expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts in the Company’s general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial mortgages and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and VOBA and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

Our results in Taiwan are highly sensitive to interest rates and other related assumptions because of the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration assets in the Taiwanese capital markets to match such long-duration liabilities. During the fourth quarter of 2006, our Taiwanese operation recorded a loss recognition adjustment (in the form of accelerated DAC amortization) of $50 million, net of income tax, due, principally, to the continued low interest rate environment. The loss recognition testing that resulted in the charge during the fourth quarter of 2006 used a current best estimate of Taiwanese interest rates of 2.1% rising to 3.5% over the next ten years and a corresponding increase in related lapse rates. If interest rates and related lapse assumptions do not improve, notwithstanding other actions we may take to reduce the impact, current estimates of future loss recognition of as much as $250 million, net of income tax, could be recognized in our results of operations in one or more future periods and additional capital may be required to be contributed to the Taiwanese operation. The results of loss recognition testing for Taiwan are inherently uncertain given the use of various assumptions and the long-term nature of the liability, and therefore, can only be reliably estimated within broad ranges which may vary significantly in future periods.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the assets in the Company’s general account with higher yielding assets needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.

Industry Trends Could Adversely Affect the Profitability of Our Businesses

Our business segments continue to be influenced by a variety of trends that affect the insurance industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Industry Trends.”

Financial Environment.  The current financial environment presents a challenge for the life insurance industry. The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, GICs and universal life insurance. A flat or inverted yield curve and low long-term interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Recent volatile equity market performance has also presented challenges for life insurers, as fee revenue from variable annuities and pension products is tied to separate account balances, which reflect equity market performance. Also, variable annuity product demand often mirrors consumer demand for equity market investments. See “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Competitive Pressures.  The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability” and “Business — Competition.”

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. See “— Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Business — Regulation — Insurance Regulation.”

Pension Plans.  On August 17, 2006, President Bush signed the PPA. The PPA is a comprehensive reform of defined benefit and defined contribution plan rules. Defined benefit funding reforms may result in an increase in the shift from defined benefit to defined contribution programs and increased defined benefit plan freezes and terminations. These changes may adversely affect our business.

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

We invest a portion of our invested assets in pooled investment funds that make private equity investments. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying private equity investments, which can be difficult to predict, as well as the timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter.

Competitive Factors May Adversely Affect Our Market Share and Profitability

Our business segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products.

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

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of our competitors in these businesses offer a broader array of investment products and services and are better known than us as sellers of annuities and other investment products. See “Business — Competition.”

We May be Unable to Attract and Retain Sales Representatives for Our Products

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to grow our career agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents. See “Business — Competition.”

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

Our Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business

Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. See “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our Auto & Home business has experienced, and will likely in the future experience, catastrophe losses that may have a material adverse impact on the business, results of operations and financial condition of the Auto & Home segment. Although Auto & Home makes every effort to manage our exposure to catastrophic risks through volatility management and reinsurance programs, these efforts do not eliminate all risk. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires, and man-made events such as terrorist attacks. Historically, substantially all of our catastrophe-related claims have related to homeowners coverages. However, catastrophes may also affect other Auto & Home coverages. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of Hurricanes” and Note 15 of Notes to Consolidated Financial Statements.

Hurricanes and earthquakes are of particular note for our homeowners coverages. Areas of major hurricane exposure include coastal sections of the northeastern United States (including lower New York, Connecticut, Rhode Island and Massachusetts), the Gulf Coast (including Alabama, Mississippi and Louisiana) and Florida. We also have some earthquake exposure, primarily along the New Madrid fault line in the central United States and in the Pacific Northwest. Losses incurred by Auto & Home from all catastrophes, net of reinsurance but before tax, were $128 million, $286 million and $189 million in 2006, 2005, and 2004, respectively. The 2006 and 2005 numbers include loss and loss adjustment expenses and reinstatement and additional reinsurance-related premiums which were caused by the magnitude of reinsurance recoverables.

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

Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. From time to time, states have passed legislation that has the effect of limiting the ability of insurers to manage risk, such as legislation restricting an insurer’s ability to withdraw from catastrophe-prone areas. While we attempt to limit our exposure to acceptable levels, subject to restrictions imposed by insurance regulatory authorities, a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

Our ability to manage this risk and the profitability of our property and casualty and life insurance businesses depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See “— Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings.”

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.

In addition to the financial strength ratings of the Holding Company’s insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of the debt obligations in a timely manner. See “Business — Company Ratings — Credit Ratings.” A downgrade in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including increasing the cost of borrowing or adversely affecting our relationships with credit counterparties.

As a result of the additional securities that we issued to finance a portion of the purchase price for the acquisition of Travelers, our leverage ratio increased moderately, but returned to pre-acquisition levels by December 31, 2006.

Rating agencies assign ratings based upon several factors, some of which relate to general economic conditions and circumstances outside of our control. In addition, rating agencies may employ different models and formulas to assess our financial strength and creditworthiness, and may alter these models from time to time at their discretion. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

If our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits, which generally are used to amortize such costs. If the estimates of gross profits were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections. Actual experience may vary from the projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in an impairment and a charge to income. Also, as VOBA is amortized similarly to DAC, an acceleration of the amortization of VOBA would occur if the estimates of gross profits were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

If the Travelers Business Does Not Perform Well, We May Be Required to Establish a Valuation Allowance Against the Deferred Income Tax Asset or to Recognize an Impairment of Our Goodwill, Established at the Acquisition, Which Could Adversely Affect our Results of Operations or Financial Condition

As a result of the acquisition of Travelers, we recognized net deferred income tax assets of $2.1 billion and established goodwill of $4.3 billion.

The deferred income tax asset was recorded upon acquisition as a result of an election made under the Internal Revenue Code Section 338. This election resulted in a step-up in tax basis of the assets acquired and liabilities assumed upon the Travelers acquisition. The realizability of the deferred income tax asset is assessed periodically by management. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

Goodwill is established as the excess of cost over the fair value of net assets acquired. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial condition.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers of the fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2006, the fixed maturity securities of $243 billion in our investment portfolio represented 73% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of our fixed maturity securities portfolio and our net earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

Defaults on Our Mortgage and Consumer Loans May Adversely Affect Our Profitability

Our mortgage and consumer loan investments face default risk. Our mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. At

December 31, 2006, our mortgage and consumer loan investments of $42.2 billion represented 12.7% of our total cash and invested assets. At December 31, 2006, loans that were either delinquent or in the process of foreclosure totaled less than 1% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition.

Some of Our Investments Are Relatively Illiquid

Our investments in privately placed fixed maturity securities, mortgage and consumer loans, and equity real estate, including real estate joint ventures and other limited partnership interests are relatively illiquid. These asset classes represented 25.6% of the carrying value of our total cash and invested assets as of December 31, 2006. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated securities and investments in foreign subsidiaries. If the currencies of the non-U.S. dollar denominated securities we hold in our investment portfolios decline against the U.S. dollar, our investment returns, and thus our profitability, may be adversely affected. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

From time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign exchange rate risk is exacerbated by our investments in emerging markets.

We have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with assets denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our consolidated financial statements. Although we take certain actions to address this risk, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

Our International Operations Face Political, Legal, Operational and Other Risks That Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Quantitative and Qualitative Disclosures About Market Risk.” In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

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

The business we acquired from Travelers includes operations in several foreign countries, including Australia, Brazil, Argentina, the United Kingdom, Belgium, Poland, Japan and Hong Kong. See “Business — International.” Those operations, and operations in other new markets, are subject to the risks described above, as well as our unfamiliarity with the business, legal and regulatory environment in any of those countries.

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

See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability” regarding the impact of low interest rates on our Taiwanese operations.

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. See “Business — Reinsurance Activity.” For example, we currently reinsure up to 90% of the mortality risk in excess of $1 million for most new individual life insurance policies that we write through our various franchises. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivative Instruments We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations

We use reinsurance, indemnification and derivative instruments to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers and indemnitors. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that indemnitors will honor their obligations now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s or indemnitor’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements or indemnity agreements with us could have a material adverse effect on our financial condition and results of operations.

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps with a number of counterparties. See “Business — Investments.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our U.S. insurance businesses, and the Holding Company’s insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate. See “Business — Regulation — Insurance Regulation.”

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

The NAIC and several states’ legislatures have recently considered the need for regulations and/or laws to address agent or broker practices that have been the focus of recent investigations of broker compensation in the State of New York and in other jurisdictions. The NAIC has adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have recently enacted laws similar to the NAIC amendment. Some other states have considered other proposed requirements, also relating to disclosure rather than the regulation of the substance of compensation. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

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

These proposals include the National Insurance Act of 2006, which would permit an optional federal charter for insurers. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

From time to time, regulators raise issues during examinations or audits of the Holding Company’s subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

Litigation and Regulatory Investigations Are Increasingly Common in the Insurance Business and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings” and Note 15 of Notes to Consolidated Financial Statements.

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

On a quarterly and yearly basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings” and Note 15 of Notes to Consolidated Financial Statements. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted in “Legal Proceedings” and Note 15 of Notes to Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish liabilities in amounts that could not be estimated as of December 31, 2006.

Metropolitan Life and its affiliates are currently defendants in hundreds of lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as “sales practices claims.” Metropolitan Life is also a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. These lawsuits principally have been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life’s employees during the period from the 1920’s through approximately the 1950’s and have alleged that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that our total exposure to asbestos claims may be greater than the liability recorded by us in our consolidated financial statements and that future charges to income may be necessary. The potential future charges could be material in particular quarterly or annual periods in which they are recorded. In addition, Metropolitan Life and MetLife, Inc. have been named as defendants in several lawsuits brought in connection with Metropolitan Life’s demutualization in 2000.

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

The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities. This scrutiny includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, and the use of inducements in the sale of insurance products.

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

Recent industry-wide inquiries also include those regarding market timing and late trading in mutual funds and variable insurance products and, generally, the marketing of products. The SEC has commenced an investigation with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through MetLife, Inc.’s subsidiary, General American. As previously reported, in May 2004, General American received a Wells Notice stating that the SEC staff is considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American. Under SEC procedures, General American can avail itself of the opportunity to respond to the SEC staff before it makes a formal recommendation regarding whether any action alleging violations of the U.S. securities laws should be considered. General American has responded to the Wells Notice. We are fully cooperating with regard to this investigation.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, some of MetLife, Inc.’s subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933. Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, and are members of, and subject to, regulation by NASD. Further, some of the Holding Company’s subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, and are also registered as investment advisers in various states, as applicable.

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

Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers

Changes in tax laws could make some of our products less attractive to consumers. For example, reductions in the federal income tax that investors are required to pay on long-term capital gains and dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets away from some insurance company products, including life insurance and annuities, designed to defer taxes payable on investment returns. Because the income taxes payable on long-term capital gains and some dividends paid on stock has been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

We cannot predict whether any tax legislation impacting insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

State Laws, Federal Laws, Our Certificate of Incorporation and By-Laws and Our Stockholder Rights Plan May Delay, Deter or Prevent Takeovers and Business Combinations that Stockholders Might Consider in Their Best Interests

State laws and our certificate of incorporation and by-laws may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. For instance, they may prevent stockholders from receiving the benefit from any premium over the market price of MetLife, Inc.’s common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of MetLife, Inc.’s common stock if they are viewed as discouraging takeover attempts in the future.

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. Federal banking authorities would also have to approve the indirect change of control of our banking operations. In addition, the Investment Company Act of 1940 would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, NASD approval would be necessary for a change of control of any NASD registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

In addition, Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning, directly or indirectly, 15% or more of the outstanding voting stock of a corporation.

MetLife, Inc.’s certificate of incorporation and by-laws also contain provisions that may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. These provisions may adversely affect prevailing market prices for MetLife, Inc.’s common stock and include: classification of MetLife, Inc.’s Board of Directors into three classes; a prohibition on the calling of special meetings by stockholders; advance notice procedures for the nomination of candidates to the Board of Directors and stockholder proposals to be considered at stockholder meetings; and supermajority voting requirements for the amendment of certain provisions of the certificate of incorporation and by-laws.

The stockholder rights plan adopted by MetLife, Inc.’s Board of Directors may also have anti-takeover effects. The stockholder rights plan is designed to protect MetLife, Inc.’s stockholders in the event of unsolicited offers to acquire us and other coercive takeover tactics which, in the opinion of MetLife, Inc.’s Board of Directors, could impair its ability to represent stockholder interests. The provisions of the stockholder rights plan may render an unsolicited takeover more difficult or less likely to occur or might prevent such a takeover, even though such takeover may offer MetLife, Inc.’s stockholders the opportunity to sell their stock at a price above the prevailing market price and may be favored by a majority of MetLife, Inc.’s stockholders.

As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends

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

The payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to the Holding Company if they determine that the payment could be adverse to our policyholders or contractholders. See “Business — Regulation — Insurance Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company” and Note 17 of Notes to Consolidated Financial Statements.

Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries to the Holding Company could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “— Our International Operations Face Political, Legal, Operational and Other Risk That Could Negatively Affect Those Operations or Our Profitability.”

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under Metropolitan Life’s plan of reorganization, we established the MetLife Policyholder Trust (the “Trust”) to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 26, 2007, 274,293,334 shares, or 36.3%, of the outstanding shares of MetLife, Inc. common stock, are held in the Trust. Because of the number of shares held in the Trust and the voting provisions of the Trust, the Trust may affect the outcome of matters brought to a stockholder vote.

Except on votes regarding certain fundamental corporate actions described below, the trustee will vote all of the shares of common stock held in the Trust in accordance with the recommendations given by MetLife, Inc.’s Board of Directors to its stockholders or, if the board gives no such recommendations, as directed by the board. As a result of the voting provisions of the Trust, the Board of Directors may be able to control votes on matters submitted to a vote of stockholders, excluding those fundamental corporate actions, so long as the Trust holds a substantial number of shares of common stock.

If the vote relates to fundamental corporate actions specified in the Trust, the trustee will solicit instructions from the Trust beneficiaries and vote all shares held in the Trust in proportion to the instructions it receives. These actions include:

•	an election or removal of directors in which a stockholder has properly nominated one or more candidates in opposition to a nominee or nominees of MetLife, Inc.’s Board of Directors or a vote on a stockholder’s proposal to oppose a board nominee for director, remove a director for cause or fill a vacancy caused by the removal of a director by stockholders, subject to certain conditions;

•	a merger or consolidation, a sale, lease or exchange of all or substantially all of the assets, or a recapitalization or dissolution, of MetLife, Inc., in each case requiring a vote of stockholders under applicable Delaware law;

•	any transaction that would result in an exchange or conversion of shares of common stock held by the Trust for cash, securities or other property; and

•	any proposal requiring MetLife, Inc.’s Board of Directors to amend or redeem the rights under the stockholder rights plan, other than a proposal with respect to which we have received advice of nationally-recognized legal counsel to the effect that the proposal is not a proper subject for stockholder action under Delaware law.

If a vote concerns any of these fundamental corporate actions, the trustee will vote all of the shares of common stock held by the Trust in proportion to the instructions it received, which will give disproportionate weight to the instructions actually given by trust beneficiaries.

We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies

The plan of reorganization entered into in connection with Metropolitan Life’s 2000 demutualization required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of Metropolitan Life are met. See Note 9 of Notes to Consolidated Financial Statements. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. We cannot provide assurance that the closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block will be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.

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

The Occurrence of Events Unanticipated In Our Disaster Recovery Systems and Management Continuity Planning Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees ability to perform their job responsibilities.

We Face Unforeseen Liabilities Arising from Possible Acquisitions and Dispositions of Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. There could be unforeseen liabilities that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities that we fail, or we are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire.

Item 1B.  Unresolved Staff Comments

 MetLife, Inc. has no unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.	Properties

In December 2006, we signed a lease for approximately 410,000 rentable square feet in Manhattan, New York to be located on 12 floors. The term of the lease will commence after January 1, 2008 and will continue for approximately 21 years. We anticipate moving certain operations from Long Island City to Manhattan in late 2008, but we intend to continue to maintain an on-going presence in Long Island City after that date.

On November 17, 2006, we sold our Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York to a group led by Tishman Speyer and BlackRock Realty, the real estate arm of BlackRock, Inc., for $5.4 billion. The gain of approximately $3.0 billion is included in income from discontinued operations in the accompanying consolidated statements of income.

In 2005, we sold our 200 Park Avenue property in Manhattan, New York for $1.7 billion. The gain is included in income from discontinued operations in the accompanying consolidated statements of income. In connection with the sale of the 200 Park Avenue property, we have retained rights to existing signage and are leasing space for associates in the property for 20 years with optional renewal periods through 2205. Associates located in the 200 Park Avenue office, our headquarters, include those working in the Institutional and Individual segments.

In 2002, we leased approximately 685,000 rentable square feet in Long Island City, New York under a long-term lease arrangement and approximately 1,600 associates are located there. Associates located in Long Island City include those working in the Institutional, Individual and International segments, as well as Corporate & Other.

We continue to own 16 other buildings in the United States that we use in the operation of our business. These buildings contain approximately 3.8 million rentable square feet and are located in the following states: Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in approximately 600 other locations throughout the United States, and these leased facilities consist of approximately 7.8 million rentable square feet. Approximately 58% of these leases are occupied as sales offices for the Individual segment, and we use the balance for our other business activities. We also own five buildings outside the United States, comprising more than 300,000 rentable square feet. We lease approximately 2.0 million rentable square feet in various locations outside the United States. Management believes that these properties are suitable and adequate for our current and anticipated business operations.

We arrange for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, we have arranged $935 million of annual terrorist coverage on our real estate portfolio through March 15, 2007, its annual renewal date.

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

On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2006.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life’s plan of reorganization, as amended (the “Plan”) and the adequacy and accuracy of Metropolitan Life’s disclosure to policyholders regarding the Plan. These actions discussed below named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.’s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Metropolitan Life, the Holding Company, and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  Another putative class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages. In 2003, the trial court granted the defendants’ motions to dismiss these two putative class actions. In 2004, the appellate court modified the trial court’s order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On January 30, 2007, the trial court signed an order certifying a litigation class for plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect to a common law fraud claim. The January 30, 2007 order implemented the trial court’s May 2, 2006 memorandum deciding plaintiffs’ class certification motion. Defendants have filed a notice of appeal from this decision.

Meloy, et al. v. Superintendent of Ins., et al. (Sup. Ct., N.Y. County, filed April 14, 2000).  Five persons brought a proceeding under Article 78 of New York’s Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the Plan. In this proceeding, petitioners sought to vacate the Superintendent’s Opinion and Decision and enjoin him from granting final approval of the Plan. On November 10, 2005, the trial court granted respondents’ motions to dismiss this proceeding. Petitioners have filed a notice of appeal.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against Metropolitan Life and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants’ motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants’ motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants’ motion for summary judgment as premature. On July 19, 2005, this federal trial court certified this lawsuit as a class action against Metropolitan Life and the Holding Company.

Fotia, et al. v. MetLife, Inc., et al. (Ont. Super. Ct., filed April 3, 2001).  This lawsuit was filed in Ontario, Canada on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and Metropolitan Life Insurance Company of Canada. Plaintiffs’ allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief.

Asbestos-Related Claims

Metropolitan Life is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of Metropolitan Life’s employees during the period from the 1920’s through approximately the 1950’s and allege that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury, and factors unrelated to the ultimate legal merit of the claims asserted against Metropolitan Life. Metropolitan Life employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling litigation under appropriate circumstances.

Claims asserted against Metropolitan Life have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. Metropolitan Life’s defenses (beyond denial of certain factual allegations) include that: (i) Metropolitan Life owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of Metropolitan Life; (iii) Metropolitan Life’s conduct was not the cause of the plaintiffs’ injuries; (iv) that plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. Since 2002, trial courts in California, Utah, Georgia, New York, Texas, and Ohio have granted motions dismissing claims against Metropolitan Life. Some courts have denied Metropolitan Life’s motions to dismiss. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life intends to continue to defend aggressively against claims based on asbestos exposure.

The approximate total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims during those years are set forth in the following table:

	At or For the Years Ended December 31,
	2006	2005	2004
	(In millions, except number of claims)

Asbestos personal injury claims at year end (approximate)	87,070	100,250	108,000
Number of new claims during the year (approximate)	7,870	18,500	23,900
Settlement payments during the year(1)	$35.5	$74.3	$85.5

(1)	Settlement payments represent payments made by Metropolitan Life during the year in connection with settlements made in that year and in prior years. Amounts do not include Metropolitan Life’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2003, Metropolitan Life received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. Metropolitan Life’s recorded asbestos liability is based on Metropolitan Life’s estimation of the following elements, as informed by the facts presently known to it, its understanding of current law, and its past experiences: (i) the reasonably probable and estimable liability for asbestos claims already asserted against Metropolitan Life including claims settled but not yet paid; (ii) the reasonably probable and estimable liability for asbestos claims not yet asserted against Metropolitan Life, but which Metropolitan Life believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying Metropolitan Life’s analysis of the adequacy of its liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

Metropolitan Life regularly re-evaluates its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. As previously disclosed, in 2002 Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through December 31, 2006.

The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict with any certainty the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against Metropolitan Life when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.

The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be reasonably probable and estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s consolidated financial position.

During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1.5 billion, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by Metropolitan Life in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company’s operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company’s liquidity.

Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each of 2003, 2004, 2005 and 2006 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims, $15.1 million with respect to 2004 claims, $12.7 million with respect to 2005 claims, and estimated to be approximately $5.0 million with respect to 2006 claims and are estimated, as of December 31, 2006, to be approximately $72.2 million in the aggregate, including future years.

Sales Practices Claims

Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company (“New England Mutual”), New England Life Insurance Company and General American Life Insurance Company (“General American”), have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. In addition, claims have been brought relating to the sale of mutual funds and other products.

As of December 31, 2006, there were approximately 280 sales practices litigation matters pending against Metropolitan Life; approximately 41 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company and New England Securities Corporation (collectively, “New England”); approximately 37 sales practices litigation matters pending against General American; and approximately 20 sales practices litigation matters pending against Walnut Street Securities, Inc. (“Walnut Street”). In addition, similar litigation matters are pending against MetLife Securities, Inc. (“MSI”). Metropolitan Life, New England, General American, MSI and Walnut Street continue to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement, others have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

Two putative class action lawsuits involving sales practices claims were filed against Metropolitan Life in Canada. In Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998), plaintiff alleges misrepresentations regarding dividends and future payments for life insurance policies and seeks unspecified damages. In Ace Quan v. Metropolitan Life Ins. Co. (Ont. Gen. Div., filed April 1997), plaintiff alleges breach of contract and negligent misrepresentations relating to, among other things, life insurance premium payments and seeks damages, including punitive damages. By agreement of the parties, Metropolitan Life has not yet filed a response in this action.

Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life’s, New England’s, General American’s, MSI’s or Walnut Street’s sales of individual life insurance policies or annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions, pending in Louisiana and Mississippi against Metropolitan Property and Casualty Insurance Company (“MPC”) relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. It is reasonably possible that other actions will be filed. The Company is vigorously defending against the claims in these matters.

Stern v. Metropolitan Casualty Ins. Co. (S.D. Fla., filed October 18, 1999).  A putative class action, seeking compensatory damages and injunctive relief has been filed against MPC’s subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. The Company is vigorously defending against the claims in this matter.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit originally alleged breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. The court granted MPC’s motion to dismiss the fraud claim in the second suit. A motion for class certification has been filed and briefed. The Company is vigorously defending against the claims in these matters.

Regulatory Matters and Related Litigation

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

In December 2006, Metropolitan Life resolved a previously disclosed investigation by the Office of the Attorney General of the State of New York related to payments to intermediaries in the marketing and sale of group life and disability, group LTC and group AD&D insurance and related matters. In the settlement, Metropolitan Life did not admit liability as to any issue of fact or law. Among other things, Metropolitan Life has agreed to certain business reforms relating to compensation of producers of group insurance, compensation disclosures to group insurance clients and the adoption of related standards of conduct, some of which it had implemented following the commencement of the investigation. Metropolitan Life has paid a fine and has made a payment to a restitution fund. It is the opinion of management that Metropolitan Life’s resolution of this matter will not adversely affect its business. The Company has received subpoenas and/or other discovery requests from regulators, state attorneys general or other governmental authorities in other states, including Connecticut, Massachusetts, California, Florida, and Ohio, seeking, among other things, information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. The

Company also has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker Universal Life Resources. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other discovery requests.

Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to two:

The People of the State of California, by and through John Garamendi, Ins. Commissioner of the State of California v. MetLife, Inc., et al. (Cal. Super. Ct., County of San Diego, filed November 18, 2004).  The California Insurance Commissioner filed suit against Metropolitan Life and other non-affiliated companies alleging that the defendants violated certain provisions of the California Insurance Code. This action seeks injunctive relief relating to compensation disclosures.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several non-affiliated insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. A motion to dismiss has not been fully decided. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company is vigorously defending against the claims in these matters.

Following an inquiry commencing in March 2004, the staff of NASD notified MSI that it made a preliminary determination to recommend charging MSI with the failure to adopt, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans. This notification followed an industry-wide inquiry by NASD examining sales of 529 plans. In November 2006, MSI and NASD reached a settlement resolving the matter, which includes payment of a penalty and customer remediation. MSI neither admitted nor denied NASD’s findings.

In February 2006, the Company learned that the SEC commenced a formal investigation of New England Securities (“NES”) in connection with the suitability of its sales of variable universal life insurance policies. The Company believes that others in the insurance industry are the subject of similar investigations by the SEC. NES is cooperating fully with the SEC.

In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and MSI intends to cooperate fully with the Illinois Department of Securities.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MICC, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. Metropolitan Life was initially a named defendant but the action has been discontinued as to Metropolitan Life since it did not own the properties during the time period in question. This group of tenants claims that the MetLife entities, and since the sale of the properties, Tishman Speyer as current owner, improperly charged market rents when only lower regulated rents were permitted. The allegations are based on the impact of so-called J-51 tax abatements. The lawsuit seeks declaratory relief and damages. Carroll v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed February 14, 2007).  A second putative class action was filed against the same defendants alleging similar claims as in the Roberts lawsuit, and in addition includes a claim of unjust enrichment and purported violation of New York General Business Law Section 349. The Company intends to vigorously defend against the claims in both actions.

Brubaker, et al. v. Metropolitan Life Ins. Co., et al. (D.C. Cir., filed October 20, 2000).  Plaintiffs, in this putative class action lawsuit, allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses’ employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life’s motion for summary judgment was granted. Plaintiffs’ motion for reconsideration was denied. Plaintiffs appealed to the United States Court of Appeals for the District of Columbia Circuit. The parties are currently briefing the appeal and oral argument is set for March 15, 2007.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers have sued the Holding Company, Metropolitan Life and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. The district court has granted in part and denied in part the Company’s motion to dismiss. The Company has filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which stays the lawsuit indefinitely.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against Metropolitan Life, MetLife Securities, Inc. and MetLife Investment Advisors Company, LLC. Plaintiff asserts legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products (as opposed to non-proprietary products) by the Company’s agency distribution group. Plaintiff seeks rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. The Company intends to vigorously defend against the claims in this matter.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MetLife Life and Annuity Company of Connecticut (“MLAC”)), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek to file another motion for class certification. Defendants have moved for summary judgment. The Company is continuing to vigorously defend against the claims in this matter.

Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust cases in various states. The Company intends to vigorously defend against the claims in these matters.

Summary

Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s consolidated financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

MetLife, Inc.’s common stock, par value $0.01 per share (the “Common Stock”), began trading on the NYSE under the symbol “MET” on April 5, 2000.

The following table presents high and low closing prices for the Common Stock on the NYSE for the periods indicated:

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$51.98	$53.19	$57.23	$59.83
Low	$48.14	$48.37	$49.65	$56.23

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$41.37	$45.45	$50.20	$52.15
Low	$38.31	$37.85	$45.47	$46.80

As of February 26, 2007, there were 82,542 stockholders of record of Common Stock.

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Common Stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions,
			except per share data)

October 24, 2006	November 6, 2006	December 15, 2006	$0.59	$450
October 25, 2005	November 7, 2005	December 15, 2005	$0.52	$394

Future Common Stock dividend decisions will be determined by the Holding Company’s Board of Directors after taking into consideration factors such as our current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. Furthermore, the payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Business — Regulation — Insurance Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Dividends” and Note 17 of Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

Purchases of Common Stock made by or on behalf of the Holding Company or its affiliates during the year ended December 31, 2006 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under
Period	Purchased(1)	Paid per Share	or Programs(2)	the Plans or Programs

October 1-October 31, 2006	531	$57.00	—	$716,206,611
November 1-November 30, 2006	4,250,300	$58.11	4,250,300	$469,209,029
December 1-December 31, 2006	4,362,174	$58.05	4,358,524	$216,206,599

Total	8,613,005	$58.08	8,608,824	$216,206,599

(1)	During the periods October 1-October 31, 2006, November 1-November 30, 2006 and December 1-December 31, 2006, separate account affiliates of the Holding Company purchased 531 shares, 0 shares and 3,650 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2)	On October 26, 2004, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program, of which $216 million remained as of December 31, 2006. On February 27, 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. Upon the date of this authorization, the amount remaining under these repurchase programs is approximately $1.2 billion. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) and in privately negotiated transactions. As a result of the acquisition of Travelers, the Holding Company had suspended its common stock repurchase activity. During the fourth quarter of 2006, as announced, the Holding Company resumed its share repurchase program. Future common stock repurchases will be dependent upon several factors, including our capital position, our financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock.

(3)	On December 1, 2006, the Holding Company repurchased 3,993,024 shares of its outstanding Common Stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the Common Stock sold to the Holding Company from third parties and purchased the Common Stock in the open market to return to such third parties. In February 2007, the Holding Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statements of income data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 have been derived from the Company’s audited financial statements included elsewhere herein. The statements of income data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from the Company’s audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein. Some previously reported amounts have been reclassified to conform with the presentation at and for the year ended December 31, 2006.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In millions)

Statement of Income Data(1)
Revenues:
Premiums	$26,412	$24,860	$22,200	$20,575	$19,020
Universal life and investment-type product policy fees	4,780	3,828	2,867	2,495	2,145
Net investment income(2)	17,192	14,817	12,272	11,386	11,040
Other revenues	1,362	1,271	1,198	1,199	1,166
Net investment gains (losses)(2)(3)(4)	(1,350)	(93)	175	(551)	(895)

Total revenues(2)(5)	48,396	44,683	38,712	35,104	32,476

Expenses:
Policyholder benefits and claims	26,431	25,506	22,662	20,811	19,455
Interest credited to policyholder account balances(4)	5,246	3,925	2,997	3,035	2,950
Policyholder dividends	1,701	1,679	1,666	1,731	1,803
Other expenses	10,797	9,267	7,813	7,168	6,862

Total expenses(2)(5)	44,175	40,377	35,138	32,745	31,070

Income from continuing operations before provision for income tax	4,221	4,306	3,574	2,359	1,406
Provision for income tax(2)	1,116	1,228	996	585	418

Income from continuing operations	3,105	3,078	2,578	1,774	988
Income from discontinued operations, net of income tax(2)	3,188	1,636	266	469	617

Income before cumulative effect of a change in accounting, net of income tax	6,293	4,714	2,844	2,243	1,605
Cumulative effect of a change in accounting, net of income tax(6)	—	—	(86)	(26)	—

Net income	6,293	4,714	2,758	2,217	1,605
Preferred stock dividends	134	63	—	—	—
Charge for conversion of company-obligated mandatorily redeemable securities of a subsidiary trust	—	—	—	21	—

Net income available to common shareholders	$6,159	$4,651	$2,758	$2,196	$1,605

	December 31,
	2006	2005	2004	2003	2002
	(In millions)

Balance Sheet Data(1)
Assets:
General account assets	$383,350	$353,776	$270,039	$251,085	$217,733
Separate account assets	144,365	127,869	86,769	75,756	59,693

Total assets(2)	$527,715	$481,645	$356,808	$326,841	$277,426

Liabilities:
Life and health policyholder liabilities(7)	$268,741	$258,881	$193,612	$177,947	$162,986
Property and casualty policyholder liabilities(7)	3,453	3,490	3,180	2,943	2,673
Short-term debt	1,449	1,414	1,445	3,642	1,161
Long-term debt	9,979	9,489	7,412	5,703	4,411
Junior subordinated debt securities	3,780	2,533	—	—	—
Payables for collateral under securities loaned and other transactions	45,846	34,515	28,678	27,083	17,862
Other	16,304	14,353	12,888	12,618	9,990
Separate account liabilities	144,365	127,869	86,769	75,756	59,693

Total liabilities(2)	493,917	452,544	333,984	305,692	258,776

Company-obligated mandatorily redeemable securities of subsidiary trusts	—	—	—	—	1,265

Stockholders’ Equity
Preferred stock, at par value	1	1	—	—	—
Common stock, at par value	8	8	8	8	8
Additional paid-in capital	17,454	17,274	15,037	14,991	14,968
Retained earnings	16,574	10,865	6,608	4,193	2,807
Treasury stock, at cost	(1,357)	(959)	(1,785)	(835)	(2,405)
Accumulated other comprehensive income(8)	1,118	1,912	2,956	2,792	2,007

Total stockholders’ equity	33,798	29,101	22,824	21,149	17,385

Total liabilities and stockholders’ equity	$527,715	$481,645	$356,808	$326,841	$277,426

	Years Ended December 31,
	2006	2005	2004	2003	2002

Other Data(1)
Net income available to common shareholders	$6,159	$4,651	$2,758	$2,196	$1,605
Return on common equity(9)	21.9%	18.5%	12.5%	11.4%	9.6%
Return on common equity, excluding accumulated other comprehensive income	22.6%	20.4%	14.4%	13.0%	10.8%
EPS Data(1)
Income from Continuing Operations Available to Common Shareholders Per Common Share
Basic	$3.90	$4.03	$3.43	$2.38	$1.40
Diluted	$3.85	$3.99	$3.41	$2.34	$1.35
Income (loss) from Discontinued Operations Per Common Share
Basic	$4.19	$2.18	$0.35	$0.63	$0.88
Diluted	$4.14	$2.17	$0.35	$0.63	$0.85
Cumulative Effect of a Change in Accounting Per Common Share(6)
Basic	$—	$—	$(0.11)	$(0.04)	$—
Diluted	$—	$—	$(0.11)	$(0.03)	$—
Net Income Available to Common Shareholders Per Common Share
Basic	$8.09	$6.21	$3.67	$2.97	$2.28
Diluted	$7.99	$6.16	$3.65	$2.94	$2.20
Dividends Declared Per Common Share	$0.59	$0.52	$0.46	$0.23	$0.21

(1)	On July 1, 2005, the Holding Company acquired Travelers. The 2005 selected financial data includes total revenues and total expenses of $1,009 million and $618 million, respectively, from the date of the acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Dispositions.”

(2)	Discontinued Operations:

Real Estate

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), income related to real estate sold or classified as held-for-sale for transactions initiated on or after January 1, 2002 is presented as discontinued operations. The following information presents the components of income from discontinued real estate operations:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In millions)

Investment income	$234	$395	$649	$719	$842
Investment expense	(150)	(244)	(388)	(421)	(466)
Net investment gains (losses)	4,795	2,125	146	420	585

Total revenues	4,879	2,276	407	718	961
Interest expense	—	—	13	4	—
Provision for income tax	1,723	808	138	261	349

Income from discontinued operations, net of income tax	$3,156	$1,468	$256	$453	$612

Operations

On September 29, 2005, the Company completed the sale of P.T. Sejahtera (“MetLife Indonesia”) to a third party. On January 31, 2005, the Company sold its wholly-owned subsidiary, SSRM Holdings, Inc. (“SSRM”), to a third party. In accordance with SFAS 144, the assets, liabilities and operations of MetLife Indonesia and SSRM have been reclassified into discontinued operations for all years presented. The following tables present these discontinued operations:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In millions)

Revenues	$—	$24	$333	$235	$244
Expenses	—	48	310	206	233

Income before provision for income tax	—	(24)	23	29	11
Provision for income tax	—	(5)	13	13	6

Income (loss) from discontinued operations, net of income tax	—	(19)	10	16	5
Net investment gains, net of income tax	32	187	—	—	—

Income from discontinued operations, net of income tax	$32	$168	$10	$16	$5

	December 31,
	2004	2003	2002
	(In millions)

General account assets	$410	$210	$221

Total assets	$410	$210	$221

Life and health policyholder liabilites	$24	$17	$11
Short-term debt	19	—	—
Long-term debt	—	—	14
Other	225	73	83

Total liabilities	$268	$90	$108

(3)	Net investment gains (losses) exclude amounts related to real estate operations reported as discontinued operations in accordance with SFAS 144.

(4)	Net investment gains (losses) presented include scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, of $290 million, $99 million, $51 million, $84 million and $32 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Additionally, excluded from net investment gains (losses) for the years ended December 31, 2006 and 2005 was $6 million and ($13) million, respectively, related to revaluation losses on derivatives used to hedge interest rate and currency risk on policyholder account balances (“PABs”) that do not qualify for hedge accounting. Such amounts are included within interest credited to PABs.

(5)	In June 2002, the Holding Company acquired Aseguadora Hidalgo S.A. The 2002 selected financial data includes total revenues and total expenses of $421 million and $358 million, respectively, from the date of the acquisition.

(6)	The cumulative effect of a change in accounting, net of income tax, of $86 million for the year ended December 31, 2004, resulted from the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The cumulative effect of a change in accounting, net of income tax, of $26 million for the year ended December 31, 2003, resulted from the adoption of SFAS No. 133 Implementation Issue No. B36, Embedded Derivatives: Modified

Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments.

(7)	Policyholder liabilities include future policy benefits and other policyholder funds. The life and health policyholder liabilities also include PABs, policyholder dividends payable and the policyholder dividend obligation.

(8)	The cumulative effect of a change in accounting, net of income tax, of $744 million resulted from the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and decreased accumulated other comprehensive income at December 31, 2006.

(9)	Return on common equity is defined as net income available to common shareholders divided by average common stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“Metropolitan Life”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the forward-looking statement information included below, “Risk Factors,” “Selected Financial Data” and the Company’s consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults; (iv) unanticipated changes in industry trends; (v) catastrophe losses; (vi) ineffectiveness of risk management policies and procedures; (vii) changes in accounting standards, practices and/or policies; (viii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiv) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (xv) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life; (xvi) economic, political, currency and other risks relating to the Company’s international operations; (xvii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xviii) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xix) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Year ended December 31, 2006 compared with the year ended December 31, 2005

The Company reported $6,159 million in net income available to common shareholders and diluted earnings per common share of $7.99 for the year ended December 31, 2006 compared to $4,651 million in net income available to common shareholders and diluted earnings per common share of $6.16 for the year ended December 31, 2005. Excluding the acquisition of Travelers, which contributed $317 million during the first six months of 2006 to the year over year increase, net income available to common shareholders increased by $1,191 million for the year ended December 31, 2006 compared to the 2005 period.

Income from discontinued operations consisted of net investment income and net investment gains related to real estate properties that the Company had classified as available-for-sale or had sold and, for the years ended December 31, 2006 and 2005, the operations and gain upon disposal from the sale of SSRM Holdings, Inc. (“SSRM”) on January 31, 2005 and for the year ended December 31, 2005, the operations of P.T. Sejahtera (“MetLife Indonesia”) which was sold on September 29, 2005. Income from discontinued operations, net of income tax, increased by $1,552 million, or 95%, to $3,188 million for the year ended December 31, 2006 from $1,636 million for the comparable 2005 period. This increase is primarily due to a gain of $3 billion, net of income tax, on the sale of the Peter Cooper Village and Stuyvesant Town properties in Manhattan, New York, as well as a gain of $32 million, net of income tax, related to the sale of SSRM during the year ended December 31, 2006. This increase was partially offset by gains during the year ended December 31, 2005 including $1,193 million, net of income tax, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, as well as gains on the sales of SSRM and MetLife Indonesia of $177 million and $10 million, respectively, both net of income tax. In addition, there was lower net investment income and net investment gains from discontinued operations related to other real estate properties sold or held-for-sale during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Net investment losses increased by $817 million, net of income tax, to a loss of $877 million for the year ended December 31, 2006 from a loss of $60 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed a loss of $177 million during the first six months of 2006 to the year over year increase, net investment losses increased by $640 million. The increase in net investment losses was due to a combination of losses from the mark-to-market on derivatives and foreign currency transaction losses during 2006, largely driven by increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the euro and pound sterling.

Dividends on the Holding Company’s Series A and Series B preferred shares (“Preferred Shares”) issued in connection with financing the acquisition of Travelers increased by $71 million, to $134 million for the year ended December 31, 2006, from $63 million for the comparable 2005 period, as the preferred stock was issued in June 2005.

The remainder of the increase of $350 million in net income available to common shareholders for the year ended December 31, 2006 compared to the 2005 period was primarily due to an increase in premiums, fees and other revenues attributable to continued business growth across all of the Company’s operating segments. Also contributing to the increase was higher net investment income primarily due to an overall increase in the asset base, an increase in fixed maturity security yields, improved results on real estate and real estate joint ventures, mortgage loans, and other limited partnership interests, as well as higher short-term interest rates on cash equivalents and short-term investments. These increases were partially offset by a decline in net investment income from securities lending results, and bond and commercial mortgage prepayment fees. Favorable underwriting results for the year ended December 31, 2006 were partially offset by a decrease in net interest margins. These increases were partially offset by an increase in expenses primarily due to higher interest expense on debt, increased general spending, higher compensation and commission costs and higher expenses related to growth initiatives and information technology projects, partially offset by a reduction in Travelers’ integration expenses, principally corporate incentives.

Year ended December 31, 2005 compared with the year ended December 31, 2004

The Company reported $4,651 million in net income available to common shareholders and diluted earnings per common share of $6.16 for the year ended December 31, 2005 compared to $2,758 million in net income available to common shareholders and diluted earnings per common share of $3.65 for the year ended December 31, 2004. The acquisition of Travelers contributed $233 million to net income available to common shareholders for the year ended December 31, 2005. Excluding the impact of Travelers, net income available to common shareholders increased by $1,660 million in the 2005 period. The years ended December 31, 2005 and 2004 include the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment’s discussion below. These items contributed a benefit of $71 million, net of income tax, to the year ended December 31, 2005 and a benefit of $113 million, net of income tax, to the comparable 2004 period. Excluding the impact of these items, net income available to common shareholders increased by $1,702 million for the year ended December 31, 2005 compared to the prior 2004 period.

In 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, which, combined, resulted in a gain of $1,193 million, net of income tax. In addition, during 2005, the Company completed the sales of SSRM and MetLife Indonesia and recognized gains of $177 million and $10 million, respectively, both net of income tax. In 2004, the Company completed the sale of the Sears Tower property resulting in a gain of $85 million, net of income tax. Accordingly, income from discontinued operations and, correspondingly, net income, increased by $1,370 million for the year ended December 31, 2005 compared to the 2004 period primarily as a result of the aforementioned sales.

These increases were partially offset by an increase in net investment losses of $170 million, net of income tax, for the year ended December 31, 2005 as compared to the corresponding period in 2004. The acquisition of Travelers contributed a loss of $132 million, net of income tax, to this decrease. Excluding the impact of Travelers, net investment gains (losses) decreased by $38 million, net of income tax, in the 2005 period. This decrease is primarily due to losses on fixed maturity security sales resulting from continued portfolio repositioning in the 2005 period. Significantly offsetting these reductions is an increase in gains from the mark-to-market on derivatives in 2005. The derivative gains resulted from changes in the value of the dollar versus major foreign currencies, including the euro and pound sterling, and changes in U.S. interest rates during the year ended December 31, 2005.

The increase in net income available to common shareholders during the year ended December 31, 2005 as compared to the prior year is partially due to the decrease in net income available to common shareholders in the prior year of $86 million, net of income tax, as a result of a cumulative effect of a change in accounting principle in

2004 recorded in accordance with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).

In addition, during the second half of the year ended December 31, 2005, the Holding Company paid $63 million in dividends on the Preferred Shares issued in connection with financing the acquisition of Travelers.

The remaining increase in net income available to common shareholders of $347 million is primarily due to an increase in premiums, fees and other revenues primarily from continued sales growth across most of the Company’s business segments, as well as the positive impact of the U.S. financial markets on policy fees. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance. In addition, continued strong investment spreads are largely due to higher than expected net investment income from corporate joint venture income and bond and commercial mortgage prepayment fees. Partially offsetting these increases is a rise in expenses primarily due to higher interest expense, integration costs, corporate incentive expenses, non deferrable volume-related expenses, corporate support expenses and DAC amortization.

Acquisitions and Dispositions

On September 29, 2005, the Company completed the sale of MetLife Indonesia to a third party, resulting in a gain upon disposal of $10 million, net of income tax. As a result of this sale, the Company recognized income (loss) from discontinued operations of $5 million and ($9) million, net of income tax, for the years ended December 31, 2005 and 2004, respectively. The Company reclassified the operations of MetLife Indonesia into discontinued operations for all years presented.

On September 1, 2005, the Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC, which is primarily involved in the distribution of annuity products and retirement plans to the education, healthcare, and not-for-profit markets, for $56 million, of which $2 million was allocated to goodwill and $54 million to other identifiable intangibles, specifically the value of customer relationships acquired, which has a weighted average amortization period of 16 years. CitiStreet Associates was integrated with MetLife Resources, a focused distribution channel of MetLife, which is dedicated to provide retirement plans and financial services to the same markets.

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”) for $12.1 billion. The results of Travelers’ operations were included in the Company’s financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company’s core insurance and annuity products and expanded the Company’s presence in both the retirement & savings’ domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide the Company with one of the broadest distribution networks in the industry. The initial consideration paid by the Holding Company for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Holding Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. Additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006 as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred stock. See “— Liquidity and Capital Resources — The Holding Company — Liquidity Sources.”

On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of $157 million, net of income tax, comprised of a realized gain of $165 million, net of income tax, and an operating expense related to a lease abandonment of $8 million, net of income tax. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income tax, in the second quarter of 2006 and $12 million, net of income tax, in the fourth quarter of 2005 due to the retention of these specific customer accounts. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable. The Company reported the operations of SSRM in discontinued operations. Additionally, the sale of SSRM resulted in the elimination of the Company’s Asset Management segment. The remaining asset management business, which is insignificant, is reported in Corporate & Other. The Company’s discontinued operations for the year ended December 31, 2005 included expenses of $6 million, net of income tax, related to the sale of SSRM.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial Environment.  The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, guaranteed interest contracts (“GICs”) and universal life insurance. A flat or inverted yield curve and low long-term interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Equity market performance can also impact the profitability of life insurers, as product demand and fee revenue from variable annuities and fee revenue from pension products tied to separate account balances often reflect equity market performance.

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

Demographics.  In the coming decade, a key driver shaping the actions of the life insurance industry will be the rising income protection, wealth accumulation and needs of the retiring Baby Boomers. As a result of increasing longevity, retirees will need to accumulate sufficient savings to finance retirements that may span 30 or more years. Helping the Baby Boomers to accumulate assets for retirement and subsequently to convert these assets into retirement income represents an opportunity for the life insurance industry.

Life insurers are well positioned to address the Baby Boomers’ rapidly increasing need for savings tools and for income protection. The Company believes that, among life insurers, those with strong brands, high financial strength ratings and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to Baby Boomers.

Moreover, the life insurance industry’s products and the needs they are designed to address are complex. The Company believes that individuals approaching retirement age will need to seek information to plan for and manage their retirements and that, in the workplace, as employees take greater responsibility for their benefit options and retirement planning, they will need information about their possible individual needs. One of the challenges for the life insurance industry will be the delivery of this information in a cost effective manner.

Competitive Pressures.  The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products.

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. This act is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 (“ERISA”) on September 2, 1974. The provisions of the PPA may have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. This legislation, while not immediate, may have a positive impact on the life insurance and financial services industries in the future.

Impact of Hurricanes

On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama, causing catastrophic damage to these coastal regions. MetLife’s cumulative gross losses from Hurricane Katrina were $333 million and $335 million at December 31, 2006 and 2005, respectively, primarily arising from the Company’s homeowners business. During the years ended December 31, 2006 and 2005, the Company recognized total net losses, net of income tax and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments related to the catastrophe as follows:

	Auto & Home		Institutional		Total Company
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005	2006	2005
	(In millions)

Net ultimate losses at January 1,	$120	$—	$14	$—	$134	$—
Total net losses recognized	(2)	120	—	14	(2)	134

Net ultimate losses at December 31,	$118	$120	$14	$14	$132	$134

On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. MetLife’s cumulative gross losses from Hurricane Wilma were $64 million and $57 million at December 31, 2006 and 2005, respectively, primarily arising from the Company’s homeowners and automobile businesses. During the years ended December 31, 2006 and 2005, the Company’s Auto & Home segment recognized total losses, net of income tax and reinsurance recoverables, of $29 million and $32 million, respectively, related to Hurricane Wilma.

Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent upon the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Louisiana and Mississippi challenging denial of claims for damages caused to property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company (“MPC”) is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company’s hurricane-related claim exposure and losses. Based on information known by management, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company’s consolidated financial statements.

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

i)	the fair value of investments in the absence of quoted market values;

ii)	investment impairments;

iii)	the recognition of income on certain investments;

iv)	application of the consolidation rules to certain investments;

v)	the fair value of and accounting for derivatives;

vi)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

vii)	the measurement of goodwill and related impairment, if any;

viii)	the liability for future policyholder benefits;

ix)	accounting for income taxes and the valuation of deferred tax assets;

x)	accounting for reinsurance transactions;

xi)	accounting for employee benefit plans; and

xii)	the liability for litigation and regulatory matters.

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

Investments

The Company’s principal investments are in fixed maturity and equity securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships, short-term investments, and other invested assets. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values, the recognition of impairments, the recognition of income on certain investments, and the potential consolidation of previously unconsolidated subsidiaries.

The Company’s investments in fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. The fair values for public fixed maturity securities and public equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturities, fair values are estimated using present value or valuation techniques. The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

i)	the length of time and the extent to which the market value has been below cost or amortized cost;

ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

iii)	the potential for impairments in an entire industry sector or sub-sector;

iv)	the potential for impairments in certain economically depressed geographic locations;

v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

vi)	the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost;

vii)	unfavorable changes in forecasted cash flows on asset-backed securities; and

viii)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The determination of the amount of allowances and impairments on other invested asset classes is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Additionally, when the Company enters into certain structured investment transactions, real estate joint ventures and other limited partnerships for which the Company may be deemed to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, it may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party.

The use of different methodologies and assumptions as to the determination of the fair value of investments, the timing and amount of impairments, the recognition of income, or consolidation of investments may have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts. The Company uses derivatives primarily to manage various risks. The risks being managed are variability in cash flows or changes in fair values related to financial instruments and currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company also uses credit derivatives to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases investment securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives.

Fair value of derivatives is determined by quoted market prices or through the use of pricing models. The determination of fair values, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign exchange rates, other financial indices and credit ratings. Essential to the analysis of the fair value is a risk of counterparty default. The use of different assumptions may have a material effect on the estimated derivative fair value amounts, as well as the amount of reported net income. Also, fluctuations in the fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Additionally, there is a risk that embedded derivatives requiring bifurcation have not been identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. The costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issue expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC for property and casualty insurance contracts, which is primarily composed of commissions and certain underwriting expenses, is amortized on a pro rata basis over the applicable contract term or reinsurance treaty.

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums, gross margins or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating and non-dividend-paying traditional contracts (term insurance, non-participating whole life insurance, non-medical health insurance, and traditional group life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, and investment returns at policy issuance, or policy acquisition, as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. For participating contracts (dividend paying traditional contracts within the closed block) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency, and other factor changes and policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of approximately $70 million for this factor.

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

Over the past two years, the Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on contracts included within the Individual Business segment. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions during the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
	(In millions)

Investment return	$192	$(26)
Expense	45	11
In-force/Persistency	(7)	(33)
Policyholder dividends and other	(39)	(11)

Total	$191	$(59)

As of December 31, 2006 and 2005, DAC and VOBA for the Individual segment were $14.0 billion and $13.5 billion, respectively, and for the total Company were $20.8 billion and $19.7 billion, respectively.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business that is one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company’s business segments. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple, a discounted cash flow model, or a cost approach. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

Liability for Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

Liabilities for future policy benefits for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

Liabilities for unpaid claims and claim expenses for property and casualty insurance are included in future policyholder benefits and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Other policyholder funds include claims that have been reported but not settled and claims incurred but not reported on life and non-medical health insurance. Liabilities for unpaid claims are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs. With respect to property and casualty insurance, such unpaid claims are reduced for anticipated salvage and subrogation. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies are based on estimates of the expected value of benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.

The Company offers certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders and guaranteed minimum accumulation benefit (“GMAB”) riders. GMWB and GMAB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). The fair values of GMWB and GMAB riders are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. These riders may be more costly than expected in volatile or declining equity markets, causing an increase in the liability for future policy benefits, negatively affecting net income.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Income Taxes

Income taxes represent the net amount of income taxes that the Company expects to pay to or receive from various taxing jurisdictions in connection with its operations. The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

Reinsurance

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance for its life and property and casualty insurance products. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

Employee Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor pension and other postretirement plans covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its independent consulting actuarial firm, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company’s asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables that can affect liability estimates. The data and variables that impact the assumptions used to estimate the Company’s asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against the Company when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Premiums	$26,412	$24,860	$22,200
Universal life and investment-type product policy fees	4,780	3,828	2,867
Net investment income	17,192	14,817	12,272
Other revenues	1,362	1,271	1,198
Net investment gains (losses)	(1,350)	(93)	175

Total revenues	48,396	44,683	38,712

Expenses
Policyholder benefits and claims	26,431	25,506	22,662
Interest credited to policyholder account balances	5,246	3,925	2,997
Policyholder dividends	1,701	1,679	1,666
Other expenses	10,797	9,267	7,813

Total expenses	44,175	40,377	35,138

Income from continuing operations before provision for income tax	4,221	4,306	3,574
Provision for income tax	1,116	1,228	996

Income from continuing operations	3,105	3,078	2,578
Income (loss) from discontinued operations, net of income tax	3,188	1,636	266

Income before cumulative effect of a change in accounting, net of income tax	6,293	4,714	2,844
Cumulative effect of a change in accounting, net of income tax	—	—	(86)

Net income	6,293	4,714	2,758
Preferred stock dividends	134	63	—

Net income available to common shareholders	$6,159	$4,651	$2,758

Year ended December 31, 2006 compared with the year ended December 31, 2005 — The Company

Income from Continuing Operations

Income from continuing operations increased by $27 million, or 1%, to $3,105 million for the year ended December 31, 2006 from $3,078 million for the comparable 2005 period. Excluding the acquisition of Travelers, which contributed $317 million during the first six months of 2006 to the year over year increase, income from continuing operations decreased by $290 million. Income from continuing operations for the years ended December 31, 2006 and 2005 included the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment’s discussion. These items contributed a charge of $23 million, net of income tax, to the year ended December 31, 2006. These items contributed a benefit of $48 million, net of income tax, to the year ended December 31, 2005. Excluding the impact of these items and the acquisition of Travelers, income from continuing operations decreased by $219 million for the year ended December 31, 2006 compared to the prior 2005 period.

The following table provides the change in income from continuing operations by segment, excluding Travelers, and certain transactions as mentioned above:

	$ Change	% Change
	(In millions)

Institutional	$(318)	(145)%
Individual	(68)	(31)
Corporate & Other	(26)	(12)
International	(25)	(12)
Auto & Home	192	88
Reinsurance	26	12

Total change, net of income tax	$(219)	(100)%

The Institutional segment’s income from continuing operations decreased primarily due to an increase in net investment losses, a decline in interest margins, an increase in operating expenses, which included a charge associated with costs related to the sale of certain small market recordkeeping businesses, a charge associated with non-deferrable LTC commissions expense and a charge associated with costs related to a previously announced regulatory settlement, partially offset by the impact of integration costs in the prior year and favorable underwriting results.

The Individual segment’s income from continuing operations decreased as a result of an increase in net investment losses, a decline in interest margins, higher expenses and annuity benefits, as well as increases in interest credited to policyholder account balances (“PABs”) and policyholder dividends. These decreases were partially offset by increased fee income related to the growth in separate account products, favorable underwriting results in life products, lower DAC amortization and a decrease in the closed block-related policyholder dividend obligation.

Income from continuing operations in Corporate & Other decreased primarily due to higher investment losses, higher interest expense on debt, corporate support expenses, interest credited to bankholder deposits and legal-related costs, partially offset by an increase in tax benefits, an increase in net investment income, lower integration costs and an increase in other revenues.

The decrease in income from continuing operations in the International segment was primarily the result of a decrease in Taiwan due to a loss recognition adjustment and a restructuring charge, partially offset by reserve refinements associated with the implementation of a new valuation system. Income from continuing operations decreased in Canada primarily due to the realignment of economic capital in the prior year. Income from continuing operations in Mexico decreased primarily due to an increase in amortization of DAC, higher operating expenses, the net impact of an adjustment to the liability for experience refunds on a block of business, a decrease in various one-time other revenue items in both periods, as well as an increase in income tax expense due to a tax benefit realized in the prior year. These decreases in Mexico were partially offset by a decrease in certain policyholder liabilities caused by a decrease in unrealized investment gains on invested assets supporting those liabilities relative to the prior year, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, a benefit in the current year from the release of liabilities for pending claims that were determined to be invalid following a review, and the unfavorable impact in the prior year of contingent liabilities. In addition, a decrease in Brazil was primarily due to an increase in policyholder benefits and claims related to an increase in future policyholder benefit liabilities on specific blocks of business and an increase in litigation liabilities, as well as adverse claim experience in the current year. The home office recorded higher infrastructure expenditures in support of segment growth, as well as a contingent tax liability. Results of the Company’s investment in Japan decreased primarily due to variability in the hedging program. In addition, expenses related to the Company’s start-up operations in Ireland reduced income from continuing operations. A valuation allowance was established against the deferred tax benefit resulting from the Ireland losses. Partially offsetting these decreases in income from continuing operations were increases in Chile and the United Kingdom due to continued growth of the in-force business, as well as an increase in Australia due to reserve strengthening on a block of business in the prior year. South Korea’s income from continuing operations increased due to growth in the in-force business and the implementation of a more refined reserve valuation system. Higher net investment income resulting from capital contributions, the release of liabilities for pending claims that were determined to be invalid following a review, the favorable impact of foreign currency exchange rates and inflation rates on certain contingent liabilities, the utilization of net operating losses for which a valuation allowance had been previously established, and an increase in the prior year period of a deferred income tax valuation allowance, as well as business growth, increased income from continuing operations in Argentina. Changes in foreign currency exchange rates also contributed to the increase.

Partially offsetting the decreases in income from continuing operations was an increase in the Auto & Home segment primarily due to a loss in the third quarter of 2005 related to Hurricane Katrina, favorable development of prior year loss reserves, improvement in non-catastrophe loss experience and a reduction in loss adjustment expenses. These increases were partially offset by higher catastrophe losses, excluding Hurricanes Katrina and Wilma, in the current year period, and decreases in net earned premiums, other revenues, and net investment income, as well as an increase in other expenses.

Income from continuing operations in the Reinsurance segment increased primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations, an increase in net investment income due to growth in the invested asset base and an increase in other revenues. These items were partially offset by unfavorable mortality experience, an increase in liabilities associated with Reinsurance Group of America, Incorporated’s (“RGA”) Argentine pension business in the prior period and an increase in other expenses, primarily related to expenses associated with DAC, interest expense, minority interest expense and equity compensation costs.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $2,595 million, or 9%, to $32,554 million for the year ended December 31, 2006 from $29,959 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed $946 million during the first six months of 2006 to the year over year increase, premiums, fees and other revenues increased by $1,649 million.

The following table provides the change in premiums, fees and other revenues by segment, excluding Travelers:

	$ Change	% Change
	(In millions)

Reinsurance	$487	30%
International	469	28
Institutional	458	28
Individual	229	14
Corporate & Other	4	—
Auto & Home	2	—

Total change	$1,649	100%

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations.

The growth in the International segment was primarily due to an increase in Mexico’s premiums, fees and other revenues due to growth in the business and higher fees, partially offset by an adjustment for experience refunds on a block of business and various one- time other revenue items in both years. In addition, South Korea’s premiums, fees and other revenues increased due to business growth, as well as the favorable impact of foreign currency exchange rates. In addition, Brazil’s premiums, fees and other revenues increased due to business growth and higher bancassurance business, as well as an increase in amounts retained under reinsurance arrangements. Chile’s premiums, fees and other revenues increased primarily due to higher institutional premiums through its bank distribution channel, partially offset by lower annuity sales. In addition, business growth in the United Kingdom,

Argentina, Australia and Taiwan, as well as the favorable impact of changes in foreign currency exchange rates, contributed to the increase in the International segment.

The growth in the Institutional segment was primarily due to growth in the dental, disability, accidental death & dismemberment (“AD&D”) products, as well as growth in the long-term care (“LTC”) and individual disability insurance (“IDI”) businesses, all within the non-medical health & other business. Additionally, growth in the group life business is attributable to the impact of sales and favorable persistency largely in the term life business. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decline in retirement & savings was primarily due to a decline in premiums from structured settlements predominantly due to lower sales, partially offset by an increase in master terminal funding premiums (“MTF”).

The growth in the Individual segment was primarily due to higher fee income from universal life and investment-type products and an increase in premiums from other life products, partially offset by a decrease in immediate annuity premiums and a decline in premiums associated with the Company’s closed block business as this business continues to run-off.

Net Investment Income

Net investment income increased by $2,375 million, or 16%, to $17,192 million for the year ended December 31, 2006 from $14,817 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed $1,473 million during the first six months of 2006 to the year over year increase, net investment income increased by $902 million of which management attributes $666 million to growth in the average asset base and $236 million to an increase in yields. This increase was primarily due to an overall increase in the asset base, an increase in fixed maturity security yields, improved results on real estate and real estate joint ventures, mortgage loans, and other limited partnership interests, as well as higher short-term interest rates on cash equivalents and short-term investments. These increases were partially offset by a decline in investment income from securities lending results, and bond and commercial mortgage prepayment fees.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to PABs, decreased in the Institutional and Individual segments for the year ended December 31, 2006 as compared to the prior year. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits, and the amount credited to PABs for investment-type products, recorded in interest credited to PABs. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to PABs is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses increased by $1,257 million to a loss of $1,350 million for the year ended December 31, 2006 from a loss of $93 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed a loss of $272 million during the first six months of 2006 to the year over year increase, net investment losses increased by $985 million. The increase in net investment losses was due to a combination of losses from the mark-to-market on derivatives and foreign currency transaction losses during 2006, largely driven by increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the euro and pound sterling.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. Underwriting results were favorable within the life products in the Individual segment, as well as in the Reinsurance segment, and in the group life and non-medical health & other products in the Institutional segment. Retirement & saving’s underwriting results were mixed across several products in the Institutional segment. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2006, as the combined ratio, excluding catastrophes, decreased to 82.8% from 86.7% for the year ended December 31, 2005. Underwriting results in the International segment increased commensurate with the growth in the business for most countries with the exception of Brazil which experienced unfavorable claim experience and Argentina which experienced improved claim experience.

Other Expenses

Other expenses increased by $1,530 million, or 17%, to $10,797 million for the year ended December 31, 2006 from $9,267 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed $612 million during the first six months of 2006 to the year over year increase, other expenses increased by $918 million. The year ended December 31, 2006 includes a $35 million contribution to the MetLife Foundation. The year ended December 31, 2005 included a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to Metropolitan Life’s demutualization in 2000. Excluding these items and the acquisition of Travelers, other expenses increased by $855 million from the comparable 2005 period.

The following table provides the change in other expenses by segment, excluding Travelers, and certain transactions as mentioned above:

	$ Change	% Change
	(In millions)

International	$330	39%
Corporate & Other	287	33
Reinsurance	236	28
Institutional	79	9
Auto & Home	17	2
Individual	(94)	(11)

Total change	$855	100%

The International segment contributed to the year over year increase in other expenses primarily due to business growth commensurate with the increase in revenues discussed above and changes in foreign currency exchange rates. Taiwan’s other expenses increased due to an increase in amortization of DAC, due to a loss recognition adjustment, refinements associated with the implementation of a new valuation system and a restructuring charge. Mexico’s other expenses increased due to an increase in commissions commensurate with the revenue growth, higher DAC amortization, higher expenses related to growth initiatives and additional expenses associated with the Mexican pension business, partially offset by the unfavorable impact of contingent liabilities that were established in the prior year related to potential employment matters and which were eliminated in the current year. South Korea’s other expenses increased due to an increase in DAC amortization and general expenses, partially offset by a decrease in DAC amortization associated with the implementation of a more refined reserve valuation system. In addition, Brazil’s other expenses increased due to an increase in litigation liabilities. Other expenses associated with the home office increased due to an increase in expenditures for information technology projects, growth initiative projects and integration costs, as well as an increase in compensation expense. In addition, expenses were incurred related to the start-up of operations in Ireland.

Corporate & Other contributed to the year over year variance in other expenses primarily due to higher interest expense, corporate support expenses, interest credited to bankholder deposits at MetLife Bank, National Association (“MetLife Bank” or “MetLife Bank, N.A.”) and legal-related costs, partially offset by lower integration costs.

The Reinsurance segment also contributed to the increase in other expenses primarily due to an increase in expenses associated with DAC, interest expense and minority interest, as well as an increase in compensation, including equity compensation expense and overhead-related expenses.

The Institutional segment contributed to the year over year increase primarily due to an increase in non-deferrable volume-related expenses, a charge associated with costs related to the sale of certain small market recordkeeping businesses, a charge associated with non-deferrable LTC commissions expense and a charge associated with costs related to a previously announced regulatory settlement, all within the current year, partially offset by the reduction in Travelers-related integration costs, principally incentive accruals and an adjustment of DAC for certain LTC products.

The Auto & Home segment contributed to the year over year increase primarily due to expenditures related to information technology, advertising and compensation costs.

Partially offsetting the increases in other expenses was a decrease in the Individual segment. This decrease is primarily due to lower DAC amortization, partially offset by higher general spending in the current year, despite higher corporate incentives. In addition, the impact of revisions to certain expenses, premium tax, policyholder liabilities and pension and postretirement liabilities, in both periods, increased other expenses in the current year period.

Net Income

Income tax expense for the year ended December 31, 2006 was $1,116 million, or 26% of income from continuing operations before provision for income tax, compared with $1,228 million, or 29%, of such income, for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed $126 million during the first six months of 2006, income tax expense was $990 million, or 26%, of income from continuing operations before provision for income tax, compared with $1,228 million, or 29%, of such income, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. The 2006 effective tax rate also includes an adjustment of a benefit of $33 million consisting primarily of a revision in the estimate of income tax for 2005, and the 2005 effective tax rate also includes a tax benefit of $27 million related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax provision had previously been recorded and an adjustment of a benefit of $31 million consisting primarily of a revision in the estimate of income tax for 2004.

Income from discontinued operations consisted of net investment income and net investment gains related to real estate properties that the Company had classified as available-for-sale or had sold and, for the years ended December 31, 2006 and 2005, the operations and gain upon disposal from the sale of SSRM on January 31, 2005 and for the year ended December 31, 2005, the operations of MetLife Indonesia which was sold on September 29, 2005. Income from discontinued operations, net of income tax, increased by $1,552 million, or 95%, to $3,188 million for the year ended December 31, 2006 from $1,636 million for the comparable 2005 period. This increase is primarily due to a gain of $3 billion, net of income tax, on the sale of the Peter Cooper Village and Stuyvesant Town properties in Manhattan, New York, as well as a gain of $32 million, net of income tax, related to the sale of SSRM during the year ended December 31, 2006. This increase was partially offset by gains during the year ended December 31, 2005 including $1,193 million, net of income tax, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, as well as gains on the sales of SSRM and MetLife Indonesia of $177 million and $10 million, respectively, both net of income tax. In addition, there was lower net investment income and net investment gains from discontinued operations related to real estate properties sold or held-for-sale during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Dividends on the Holding Company’s Preferred Shares issued in connection with financing the acquisition of Travelers increased by $71 million, to $134 million for the year ended December 31, 2006, from $63 million for the comparable 2005 period, as the preferred stock was issued in June 2005.

Year ended December 31, 2005 compared with the year ended December 31, 2004 — The Company

Income from Continuing Operations

Income from continuing operations increased by $500 million, or 19%, to $3,078 million for the year ended December 31, 2005 from $2,578 million in the comparable 2004 period. The current period includes $233 million of income from continuing operations related to the acquisition of Travelers. Included in the Travelers results is a charge for the establishment of an excess mortality reserve related to group of specific policies. In connection with MetLife, Inc.’s acquisition of Travelers, the Company has performed reviews of Travelers underwriting criteria in its effort to refine its estimated fair values for the purchase price allocation. As a result of these reviews and actuarial analyses, and to be consistent with MetLife’s existing reserving methodologies, the Company has established an excess mortality reserve on a specific group of policies. This resulted in a charge of $20 million, net of income tax, to fourth quarter results. The Company completed its reviews and refined its estimate of the excess mortality reserve in the second quarter of 2006. Excluding the acquisition of Travelers, income from continuing operations increased by $267 million, or 10%. Income from continuing operations for the year ended December 31, 2005 and 2004 includes the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment’s discussion below. These items contributed a benefit of $40 million, net of income tax, to the year ended December 31, 2005 and a benefit of $96 million, net of income tax, to the comparable 2004 period. Excluding the impact of these items, income from continuing operations increased by $323 million for the year ended December 31, 2005 compared to the prior 2004 period. The Individual segment contributed $246 million, net of income tax, to the increase, as a result of interest rate spreads, increased fee income related to the growth in separate account products, favorable underwriting, a decrease in the closed block-related policyholder dividend obligation, lower annuity net guaranteed benefit costs and lower DAC amortization. These increases were partially offset by lower net investment income, net investment losses and higher operating costs offset by revisions to certain expense, premium tax and policyholder liability estimates in the current year and write-offs of certain assets in the prior year. The Institutional segment contributed $47 million, net of income tax, to this increase primarily due to favorable interest spreads, partially offset by a decrease in net investment gains, an adjustment recorded on DAC associated with certain LTC products in 2005, unfavorable underwriting and an increase in other expenses. The Auto & Home segment contributed $16 million, net of income tax, to the 2005 increase primarily due to improvements in the development of prior year claims, the non-catastrophe combined ratio, and losses from the involuntary Massachusetts automobile plan, as well as an increase in net investment income and earned premium. These increases in the Auto & Home segment were partially offset by an increase in catastrophes as a result of the impact of Hurricanes Katrina and Wilma and an increase in other expenses. The International segment contributed $9 million, net of income tax, primarily due to business growth in South Korea, Chile and Mexico. These increases in the International segment were partially offset by an increase in certain policyholder liabilities caused by unrealized investment gains (losses) on the invested assets supporting those liabilities, an increase in expenses for start up costs and contingency liabilities in Mexico, as well as a decrease in Canada primarily due to a realignment of economic capital offset by the strengthening of the liability on its pension business related to changes in mortality assumptions in the prior year and higher oversight and infrastructure expenditures in support of the segment growth. Corporate & Other contributed $4 million, net of income tax, to this increase primarily due to an increase in net investment income, higher net investment gains, a decrease in corporate support expenses and an increase in tax benefits, partially offset by higher interest expense on debt, integration costs associated with the acquisition of Travelers, higher interest credited on bank holder deposits and legal-related liabilities. The Reinsurance segment contributed $1 million, net of income tax, to this increase primarily due to premium growth and higher net investment income, partially offset by unfavorable mortality as a result of higher claim levels in the U.S. and the United Kingdom and a reduction in net investment gains.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $3,694 million, or 14%, to $29,959 million for the year ended December 31, 2005 from $26,265 million for the comparable 2004 period. The current period includes $1,009 million of premium, fees and other revenues related to the acquisition of Travelers. Excluding the acquisition of

Travelers, premium, fees and other revenues increased by $2,685 million, or 10%. The Institutional segment contributed $1,266 million, or 47%, to the year over year increase. The Institutional segment increase is primarily due to sales growth and the acquisition of new business in the non-medical health & other business, as well as improved sales and favorable persistency in group life and higher structured settlement sales and pension close-outs in retirement & savings. The Reinsurance segment contributed $523 million, or 19%, to the Company’s year over year increase in premiums, fees and other revenues. This growth is primarily attributable to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business, as well as favorable exchange rate movements. The International segment contributed $452 million, or 17%, to the year over year increase primarily due to business growth through increased sales and renewal business in Mexico, South Korea, Brazil, and Taiwan, as well as changes in foreign currency rates. In addition, Chile’s premiums, fees and other revenues increased due to the new bank distribution channel established in 2005. The Individual segment contributed $446 million, or 17%, to the year over year increase primarily due to higher fee income from variable annuity and universal life products, active marketing of income annuity products and growth in the business in traditional life products. The growth in traditional products more than offset the decline in premiums in the Company’s closed block business as this business continues to run-off. Corporate & Other contributed $37 million, or 1%, to the year over year increase, primarily due to intersegment eliminations. The increase in premiums, fees and other revenues were partially offset by a decrease in the Auto & Home segment of $39 million, or 1%. This decrease is primarily attributable to reinstatement and additional reinsurance-related premiums due to Hurricane Katrina.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to PABs, increased in the Institutional and Individual segments for the year ended December 31, 2005 as compared to the prior year. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits, and the amount credited to PABs for investment-type products, recorded in interest credited to PABs. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to PABs is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Underwriting

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

Other Expenses

Other expenses increased by $1,454 million, or 19%, to $9,267 million for the year ended December 31, 2005 from $7,813 million for the comparable 2004 period. The current period includes $618 million of other expenses related to the acquisition of Travelers. Excluding the acquisition of Travelers, other expenses increased by

$836 million, or 11%. The year ended December 31, 2005 includes a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to Metropolitan Life’s demutualization in 2000. The year ended December 31, 2004 reflects a $49 million reduction of a premium tax liability and a $22 million reduction of a liability for interest associated with the resolution of all issues relating to the Internal Revenue Service’s audit of Metropolitan Life’s and its subsidiaries’ tax returns for the years 1997-1999. These decreases were partially offset by a $50 million contribution of appreciated stock to the MetLife Foundation. Excluding the impact of these transactions, other expenses increased by $843 million, or 11%, from the comparable 2004 period. Corporate & Other contributed $412 million, or 49%, to the year over year variance primarily due to higher interest expense, integration costs associated with the Travelers acquisition, growth in interest credited to bank holder deposits at MetLife Bank and legal-related liabilities, partially offset by a reduction in corporate support expenses. The Institutional segment contributed $178 million, or 21%, to the year over year variance primarily due to higher non-deferrable volume-related expenses associated with general business growth, corporate support expenses, higher expenses related to additional Travelers incentive accruals, as well as an adjustment recorded on DAC associated with certain LTC products in 2005. In addition, $174 million, or 21%, of this increase is primarily attributable to higher amortization of DAC, changes in foreign currency rates, business growth commensurate with the increase in revenues discussed above, a decrease in the payroll tax liability and an accrual for an early retirement program in the International segment. Other expenses in the International segment also increased due to higher consultant fees for growth initiative projects, an increase in compensation and incentive expenses, as well as higher costs for legal, marketing and other corporate allocated expenses. The Reinsurance segment also contributed $34 million, or 4%, to the increase in other expenses primarily due to an increase in the amortization of DAC. The Auto & Home segment contributed $33 million, or 4%, to this increase primarily due to increased information technology, advertising and incentive and other compensation costs. In addition, the Individual segment contributed $12 million, or 1%, to the year over year increase primarily due to higher corporate incentive expenses and general spending, partially offset by the revision of prior period estimates for certain expense, premium tax and policyholder liabilities, as well as certain asset write-offs in the prior year and lower DAC amortization.

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

Net Income

Income tax expense for the year ended December 31, 2005 is $1,228 million, or 29% of income from continuing operations before provision for income tax, compared with $996 million, or 28%, for the comparable 2004 period. The current period includes $80 million of income tax expense related to the acquisition of Travelers. Excluding the acquisition of Travelers, income tax expense for the year ended December 31, 2005 is $1,148 million, or 29% of income from continuing operations before provision for income tax, compared with $996 million, or 28%, for the comparable 2004 period. The 2005 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the 2005 effective tax rate reflects a tax benefit of $27 million related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax provision had previously been recorded and an adjustment of a benefit of $31 million consisting primarily of a revision in the estimate of income tax for 2004 had been made. The 2004 effective tax rate differs from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income, tax credits for investments in low income housing, a decrease in the deferred tax valuation allowance to recognize the effect of certain foreign net operating loss carryforwards in South Korea, and the contribution of appreciated stock to the MetLife Foundation. In addition, the 2004 effective tax rate reflects an adjustment for the resolution of all issues relating to the Internal Revenue Service’s audit of Metropolitan Life’s and its subsidiaries’ tax returns for the years 1997-1999 of $91 million and an adjustment of a benefit of $9 million consisting primarily of a revision in the estimate of income tax for 2003.

Income from discontinued operations is comprised of the operations and the gain upon disposal from the sale of MetLife Indonesia on September 29, 2005 and SSRM on January 31, 2005, as well as net investment income and net investment gains related to real estate properties that the Company has classified as available-for-sale or has sold. Income from discontinued operations, net of income tax, increased by $1,370 million to $1,636 million for the year ended December 31, 2005 from $266 million for the comparable 2004 period. This increase is primarily due to a gain of $1,193 million, net of income tax, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, and the gains on the sales of SSRM and MetLife Indonesia of $177 million and $10 million, respectively, both net of income tax, in the year ended December 31, 2005. Partially offsetting this increase is the gain on the sale of the Sears Tower property of $85 million, net of income tax, in the year ended December 31, 2004.

During the year ended December 31, 2004, the Company recorded an $86 million charge, net of income tax, for a cumulative effect of a change in accounting principle in accordance with SOP 03-1, which provides guidance on (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. This charge is primarily related to those long-duration contract liabilities where the amount of the liability is indexed to the performance of a target portfolio of investment securities.

In addition, during the second half of the year ended December 31, 2005, the Holding Company paid $63 million in dividends on its Preferred Shares issued in connection with financing the acquisition of Travelers.

Institutional

The following table presents consolidated financial information for the Institutional segment for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Premiums	$11,867	$11,387	$10,037
Universal life and investment-type product policy fees	775	772	711
Net investment income	7,267	5,943	4,566
Other revenues	685	653	654
Net investment gains (losses)	(631)	(10)	163

Total revenues	19,963	18,745	16,131

Expenses
Policyholder benefits and claims	13,367	12,776	11,173
Interest credited to policyholder account balances	2,593	1,652	1,016
Policyholder dividends	—	1	—
Other expenses	2,314	2,229	1,972

Total expenses	18,274	16,658	14,161

Income from continuing operations before provision for income tax	1,689	2,087	1,970
Provision for income tax	563	699	671

Income from continuing operations	1,126	1,388	1,299
Income (loss) from discontinued operations, net of income tax	41	174	28

Income before cumulative effect of a change in accounting, net of income tax	1,167	1,562	1,327
Cumulative effect of a change in accounting, net of income tax	—	—	(60)

Net income	$1,167	$1,562	$1,267

Year ended December 31, 2006 compared with the year ended December 31, 2005 — Institutional

Income from Continuing Operations

Income from continuing operations decreased $262 million, or 19%, to $1,126 million for the year ended December 31, 2006 from $1,388 million for the comparable 2005 period. The acquisition of Travelers contributed $56 million during the first six months of 2006 to income from continuing operations, which included a decline of $104 million, net of income tax, of net investment gains (losses). Excluding the impact of Travelers, income from continuing operations decreased $318 million, or 23%, from the comparable 2005 period.

Included in this decrease was a decline of $300 million, net of income tax, in net investment gains (losses), as well as a decline of $18 million, net of income tax, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of Travelers and the decline in net investment gains (losses), income from continuing operations was flat when compared to the prior year period.

A decrease in interest margins of $84 million, net of income tax, compared to the prior year period contributed to the decrease in income from continuing operations. Management attributes this decrease primarily to the group life and retirement & savings businesses of $60 million and $51 million, both net of income tax, respectively. Partially offsetting these decreases was an increase of $27 million, net of income tax, in the non-medical health & other business. Interest margin is the difference between interest earned and interest credited to PABs. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder’s benefits, and the amount credited to PABs for investment-type products, recorded in interest credited to PABs. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to PABs is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, may reflect actions by management to respond to competitive pressures and therefore, generally does not introduce volatility in expense.

The year over year variance in income from continuing operations included charges recorded in other expenses of $17 million, net of income tax, associated with costs related to the sale of certain small market recordkeeping businesses, $16 million, net of income tax, due to costs associated with a previously announced regulatory settlement and $15 million, net of income tax, associated with non-deferrable LTC commission expense. Partially offsetting these increases in operating expenses were benefits due to prior year charges of $28 million, net of income tax, as a result of the impact of Travelers’ integration costs and $14 million, net of income tax, related to an adjustment of DAC for certain LTC products.

Partially offsetting these decreases in income from continuing operations was an increase in underwriting results of $97 million, net of income tax, compared to the prior year period. This increase was primarily due to favorable results of $48 million, $38 million and $11 million, all net of income tax, in the group life, the non-medical health & other businesses and the retirement & savings businesses, respectively.

The results in group life were primarily due to favorable mortality results, predominantly in the term life business, which included a benefit from reserve refinements in the current year.

Non-medical health & other’s favorable underwriting results were primarily due to improvements in the IDI and dental businesses. The IDI results included certain reserve refinements in the prior year. Partially offsetting these increases was a decrease in the AD&D and disability businesses. Disability’s results include the benefit of prior and current year reserve refinements.

Retirement & savings’ underwriting results were favorable with mixed underwriting across several products. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business.

The remaining increase in operating expenses more than offset the remaining increase in premiums, fees and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,839 million, or 10%, to $20,594 million for the year ended December 31, 2006 from $18,755 million for the comparable 2005 period. The acquisition of Travelers contributed $797 million during the first six months of 2006 to the year over year increase. Excluding the impact of the Travelers acquisition, such revenues increased by $1,042 million, or 6%, from the comparable 2005 period. This increase was comprised of higher net investment income of $584 million and growth in premiums, fees and other revenues of $458 million.

Net investment income increased by $584 million of which management attributes $464 million to growth in the average asset base driven by business growth throughout 2005 and 2006, particularly in the GIC and structured settlement businesses and $120 million to an increase in yields. The increase in yields is primarily attributable to higher yields on fixed maturity securities, an increase in short-term rates and higher returns on joint ventures. These increases were partially offset by a decline in securities lending results and commercial mortgage prepayment fees.

The increase of $458 million in premiums, fees and other revenues was largely due to increases in the non-medical health & other business of $408 million, primarily due to growth in the dental, disability and AD&D products of $255 million. In addition, continued growth in the LTC and IDI businesses contributed $117 million and

$25 million, respectively. Group life increased by $296 million, which management primarily attributes to the impact of sales and favorable persistency largely in term life business, which includes a significant increase in premiums from two large customers. Partially offsetting these increases was a decline in retirement & savings’ premiums, fees and other revenues of $246 million, resulting primarily from a decline of $320 million in structured settlements, predominantly due to the impact of lower sales. This decline was partially offset by a $83 million increase in MTF premiums. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $1,616 million, or 10%, to $18,274 million for the year ended December 31, 2006 from $16,658 million for the comparable 2005 period. The acquisition of Travelers contributed $551 million during the first six months of 2006 to the year over year increase. Excluding the impact of the Travelers acquisition, total expenses increased $1,065 million, or 6%, from the comparable 2005 period.

The increase in expenses was attributable to higher interest credited to PABs of $621 million, policyholder benefits and claims of $366 million and operating expenses of $79 million.

Management attributes the increase of $621 million in interest credited to PABs to $433 million from an increase in average crediting rates, which was largely due to the impact of higher short-term rates in the current year period and $188 million solely from growth in the average PAB, primarily resulting from GICs within the retirement & savings business.

The increases in policyholder benefits and claims of $366 million included a $27 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $339 million. Non-medical health & other’s policyholder benefits and claims increased by $306 million, predominantly due to the aforementioned growth in business, as well as unfavorable morbidity in disability and unfavorable claim experience in AD&D. Partially offsetting these increases was favorable claim and morbidity experience in IDI, as well as the impact of an establishment of a $25 million liability for future losses in the prior year. In addition, favorable claim experience in the current year reduced dental policyholder benefits and claims. Additionally, disability business included a $22 million benefit which resulted from reserve refinements in the current year. The year over year variance in disability also includes the impact of an $18 million loss related to Hurricane Katrina in the prior year. Group life’s policyholder benefits and claims increased by $238 million, largely due to the aforementioned growth in the business, partially offset by favorable underwriting results, particularly in the term life business. Term life included a benefit of $16 million due to reserve refinements in the current year. Partially offsetting the increase was a retirement & savings’ policyholder benefits and claims decrease of $205 million, predominantly due to the aforementioned decrease in revenues, partially offset by higher FAS 60 interest credits recorded in policyholder benefits and claims due to growth in structured settlements and MTF.

The increase in other expenses of $79 million was primarily due to an increase in the current year of $60 million in non-deferrable volume related expenses and corporate support expenses. Non-deferrable volume related expenses include those expenses associated with information technology, direct departmental spending and commission expenses. Corporate support expenses include advertising, corporate overhead and consulting fees. Also contributing to the increase was $26 million associated with costs related to the sale of certain small market recordkeeping businesses, $23 million of non-deferrable LTC commission expense, $24 million related to costs associated with a previously announced regulatory settlement and $11 million related to stock-based compensation. Partially offsetting these increases were benefits due to prior year charges of $43 million in Travelers-related integration costs, principally incentive accruals and $22 million related to an adjustment of DAC for certain LTC products.

Year ended December 31, 2005 compared with the year ended December 31, 2004 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $89 million, or 7%, to $1,388 million for the year ended December 31, 2005 from $1,299 million for the comparable 2004 period. The acquisition of Travelers accounted for

$73 million of this increase, which includes $57 million, net of income tax, of net investment losses. Excluding the impact of the Travelers acquisition, income from continuing operations increased by $16 million, or 1%, from the comparable 2004 period.

An increase in interest margins of $124 million, net of income tax, compared to the prior year period contributed to the increase in income from continuing operations. Management attributed this increase primarily to the retirement & savings and the non-medical health & other businesses of $81 million and $44 million, both net of income tax, respectively. Interest margin is the difference between interest earned and interest credited to PABs. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits, and the amount credited to PABs for investment-type products recorded in interest credited to PABs. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to PABs is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and therefore, generally does not introduce volatility in expense.

The increase in interest margins was partially offset by a decrease of $57 million, net of income tax, in net investment gains (losses), which was partially offset by a decrease of $10 million, net of income tax, in policyholder benefits and claims related to net investment gains (losses).

Also contributing to the decline in income from continuing operations was a $14 million charge, net of income tax, related to an adjustment recorded on DAC associated with certain LTC products in 2005 and a reduction of a premium tax liability of $31 million, net of income tax, recorded in 2004.

Underwriting results decreased by $7 million, net of income tax, compared to the prior year. This decline was primarily due to less favorable results of $27 million, net of income tax, in retirement & savings and a $24 million, net of income tax, decrease in non-medical health & other. These unfavorable results were partially offset by an improvement of $44 million, net of income tax, in group life’s underwriting results, primarily due to favorable claim experience. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period.

In addition, increases in operating expenses, which included higher expenses related to the Travelers integration, had more than offset the remaining growth in premiums, fees and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $2,787 million, or 17%, to $18,755 million for the year ended December 31, 2005 from $15,968 million for the comparable 2004 period. The acquisition of Travelers accounted for $855 million of this increase. Excluding the impact of the Travelers acquisition, total revenues, excluding net investment gains (losses), increased by $1,932 million, or 12%, from the comparable 2004 period.

This increase was comprised of growth in premiums, fees and other revenues of $1,266 million and higher net investment income of $666 million. The increase of $1,266 million in premiums, fees, and other revenues was largely due to an increase in non-medical health & other of $520 million, primarily due to growth in the disability, dental and AD&D products of $360 million. In addition, continued growth in the LTC business contributed $138 million, of which $25 million was related to the 2004 acquisition of TIAA-CREF’s LTC business. Group life insurance premiums, fees and other revenues increased by $481 million, which management primarily attributed to improved sales and favorable persistency, as well as a significant increase in premiums from two large customers. Retirement & savings’ premiums, fees and other revenues increased by $265 million, which was largely due to growth in premiums, resulting primarily from an increase of $166 million in structured settlement sales and

$107 million in pension close-outs. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions, and as a result, can fluctuate from period to period.

The increase in net investment income of $666 million, management attributed to $439 million solely from growth in the average asset base, primarily driven by sales, particularly in GICs and the structured settlement business and $227 million from an increase in higher income from corporate and real estate joint ventures interest on the growth of allocated capital, and securities lending activities across the businesses and higher short-term interest rates.

Expenses

Total expenses increased by $2,497 million, or 18%, to $16,658 million for the year ended December 31, 2005 from $14,161 million for the comparable 2004 period. The acquisition of Travelers accounted for $658 million of this increase. Excluding the impact of the acquisition of Travelers, total expenses increased by $1,839 million, or 13%, from the comparable 2004 period. This increase was comprised of higher policyholder benefits and claims of $1,278 million, an increase in interest credited to PABs of $334 million and an increase in other expenses of $227 million.

The increase in policyholder benefits and claims of $1,278 million was attributable to a $482 million, a $452 million, and a $344 million increase in the non-medical health & other, group life, and retirement & savings businesses, respectively. These increases were predominantly attributable to the business growth referenced in the revenue discussion above. The increase in policyholder benefits and claims in the non-medical health & other business included the impact of the acquisition of TIAA-CREF’s LTC business of $43 million. These increases included $2 million and $18 million of policyholder benefits and claims related to Hurricane Katrina in the group life and non-medical health & other business, respectively.

Management attributed the increase in interest credited to PABs of $334 million to $229 million from an increase in average crediting rates, which was largely due to the impact of higher short-term rates in the current year period and $105 million solely from growth in the average PAB, primarily resulting from GICs within the retirement & savings business.

The rise in other expenses of $227 million was primarily due to higher non-deferrable volume-related expenses of $61 million, which were largely associated with business growth, an increase of $39 million in corporate support expenses, and $43 million of Travelers-related integration costs, principally incentive accruals. In addition, expenses increased as a result of the impact of a $49 million benefit recorded in the second quarter of 2004, which was related to a reduction in a premium tax liability. Expenses also increased by $22 million related to an adjustment of DAC for certain LTC products in 2005.

Individual

The following table presents consolidated financial information for the Individual segment for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Premiums	$4,516	$4,485	$4,186
Universal life and investment-type product policy fees	3,201	2,476	1,805
Net investment income	6,912	6,534	6,027
Other revenues	527	477	422
Net investment gains (losses)	(598)	(50)	91

Total revenues	14,558	13,922	12,531

Expenses
Policyholder benefits and claims	5,409	5,417	5,100
Interest credited to policyholder account balances	2,035	1,775	1,618
Policyholder dividends	1,697	1,670	1,657
Other expenses	3,519	3,264	2,870

Total expenses	12,660	12,126	11,245

Income from continuing operations before provision for income tax	1,898	1,796	1,286
Provision for income tax	652	594	426

Income from continuing operations	1,246	1,202	860
Income (loss) from discontinued operations, net of income tax	18	296	24

Net income	$1,264	$1,498	$884

Year ended December 31, 2006 compared with the year ended December 31, 2005 — Individual

Income from Continuing Operations

Income from continuing operations increased by $44 million, or 4%, to $1,246 million for the year ended December 31, 2006 from $1,202 million for the comparable 2005 period. The acquisition of Travelers contributed $112 million during the first six months of 2006 to income from continuing operations, which included $88 million, net of income tax, of net investment losses. Included in the Travelers results was a $21 million increase to the excess mortality liability on specific blocks of life insurance policies. Excluding the impact of Travelers, income from continuing operations decreased by $68 million, or 6%, to $1,134 million for the year ended December 31, 2006 from $1,202 million for the comparable 2005 period. Included in this decrease were net investment losses of $270 million, net of income tax. Excluding the impact of net investment gains (losses) and the acquisition of Travelers for the first six months of 2006, income from continuing operations increased by $202 million from the comparable 2005 period.

Fee income from separate account products increased income from continuing operations by $151 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

Favorable underwriting results in life products contributed $125 million, net of income tax, to the increase in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period.

Lower DAC amortization resulting from investment losses and adjustments for management’s update of assumptions used to determine estimated gross margins contributed $113 million, net of income tax, to the increase in income from continuing operations.

Higher net investment income on blocks of business that were not driven by interest margins of $16 million, net of income tax, also contributed to the increase in income from continuing operations.

The decrease in the closed block-related policyholder dividend obligation of $4 million, net of income tax, also contributed to the increase in income from continuing operations.

These aforementioned increases in income from continuing operations were partially offset by a decline in interest margins of $58 million, net of income tax. Interest margin relates primarily to the general account portion of investment-type products. Management attributed $40 million of this decrease to the deferred annuity business and the remaining $18 million to other investment-type products. Interest margin is the difference between interest earned and interest credited to PABs related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to PABs. Interest credited to PABs is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to PABs tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees, and therefore, generally does not introduce volatility in expense.

In addition, the increase in income from continuing operations was partially offset by higher expenses of $52 million, net of income tax. Higher general spending in the current period was partially offset by higher corporate incentives in the prior year.

Also partially offsetting the increase in income from continuing operations were higher annuity benefits of $30 million, net of income tax, primarily due to higher costs of the guaranteed annuity benefit riders and the related hedging, and revisions to future policyholder benefits.

In addition, the increase in income from continuing operations was partially offset by an increase to interest credited to PABs due primarily to lower amortization of the excess interest reserves on annuity and universal life blocks of business of $26 million, net of income tax.

An increase in policyholder dividends of $18 million, net of income tax, due to growth in the business also partially offset the increase in income from continuing operations.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,184 million, or 8%, to $15,156 million for the year ended December 31, 2006 from $13,972 million for the comparable 2005 period. The acquisition of Travelers contributed $1,009 million during the first six months of 2006 to the period over period increase. Excluding the impact of Travelers, such revenues increased by $175 million, or 1%, from the comparable 2005 period.

Premiums decreased by $38 million due to a decrease in immediate annuity premiums of $22 million, and a $103 million expected decline in premiums associated with the Company’s closed block of business, partially offset by growth in premiums from other life products of $87 million.

Higher universal life and investment-type product policy fees combined with other revenues of $267 million resulted from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $54 million.  Net investment income from the general account portion of investment type products decreased by $56 million which was partially offset by an increase of $2 million in other businesses. Management attributed a decrease of $146 million partially to lower yields in the current year primarily resulting from lower income from securities lending activities, mortgage and bond prepayment fee income, partially offset by higher corporate joint venture income. In addition, management attributed an increase of $92 million from growth in the average asset base primarily from equity securities and mortgage loans.

Expenses

Total expenses increased by $534 million, or 4%, to $12,660 million for the year ended December 31, 2006 from $12,126 million for the comparable 2005 period. The acquisition of Travelers contributed $706 million during the first six months of 2006 to the period over period increase. Included in the Travelers results was a $33 million increase to the excess mortality liability on specific blocks of life insurance policies. Excluding the impact of Travelers, total expenses decreased by $172 million, or 1%, from the comparable 2005 period.

Policyholder benefits decreased by $156 million primarily due to favorable mortality in the life products of $109 million, as well as a reduction in reserves of $49 million related to the excess mortality liability on a specific block of life insurance policies that lapsed or otherwise changed. Also, policyholder benefits decreased due to a reduction in the closed block-related policyholder dividend obligation of $6 million driven by higher net investment losses. In addition, policyholder benefits decreased commensurate with the premium decreases in both immediate annuities and the Company’s closed block of business of $22 million and $103 million, respectively. Partially offsetting this decline in benefits was an increase commensurate with the increase in premiums of $87 million from other life products. Partially offsetting these decreases in policyholder benefits was an increase in annuity benefits of $46 million primarily due to higher costs of the guaranteed annuity benefit riders and the related hedging, and revisions to future policyholder benefits.

Partially offsetting these decreases, interest credited to PABs increased by $51 million. Lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business resulting from higher lapses in the prior period, as well as an update of assumptions in the current period contributed $40 million to the increase. In addition, there was an increase of $16 million on the general account portion of investment type products. Management attributed this increase to higher crediting rates of $37 million, partially offset by $21 million due to lower average PABs.

Partially offsetting these decreases in total expenses was a $27 million increase in policyholder dividends associated with growth in the business.

Lower other expenses of $94 million include lower DAC amortization of $174 million resulting from changes in investment gains and losses of $154 million and $20 million related to management’s update of assumptions used to determine estimated gross margins. Excluding DAC amortization, other expenses increased by $80 million. The current year period included higher general spending of $94 million primarily due to information technology and travel expenses while the prior year period had higher corporate incentives of $39 million related to the Travelers integration. In addition, the impact of revisions to certain expenses, premium tax, policyholder liabilities and pension and postretirement liabilities in both periods was a net increase to expenses of $25 million in the current period.

Year ended December 31, 2005 compared with the year ended December 31, 2004 — Individual

Income from Continuing Operations

Income from continuing operations increased by $342 million, or 40%, to $1,202 million for the year ended December 31, 2005 from $860 million for the comparable 2004 period. The acquisition of Travelers accounted for $96 million of the increase which included $66 million, net of income tax, of net investment losses. Included in the Travelers results was a charge for the establishment of an excess mortality reserve related to group of specific policies. In connection with MetLife’s acquisition of Travelers, the Company had performed reviews of Travelers underwriting criteria in an effort to refine its estimated fair values for the purchase allocation. As a result of these reviews and actuarial analyses, and to be consistent with MetLife’s existing reserving methodologies, the Company has established an excess mortality reserve on a specific group of policies. This resulted in a charge of $20 million, net of income tax, to fourth quarter results. The Company completed its reviews and refined its estimate of the excess mortality reserve in the second quarter of 2006. Excluding the impact of the acquisition of Travelers, income from continuing operations increased by $246 million, or 29%, for the comparable 2004 period. Included in this increase were net investment losses of $26 million, net of income tax.

An increase in interest margins of $117 million, net of income tax, compared to the prior year period contributed to the increase in income from continuing operations. Interest margin relates primarily to the general account portion of investment-type products. Management attributed $92 million of this increase to the deferred annuity business and the remainder of $25 million to the other investment-type products. Interest margin is the difference between interest earned and interest credited to PABs related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to PABs. Interest credited to PABs is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to PABs tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees, and therefore, generally does not introduce volatility in expense.

Fee income from separate account products increased by $126 million, net of income tax, primarily related to growth in the business and favorable market conditions.

Favorable underwriting results in life products contributed $37 million, net of income tax, to the increase in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period.

The decrease in the closed block-related policyholder dividend obligation of $27 million, net of income tax, lower annuity net guaranteed benefit costs of $12 million, net of income tax, and lower DAC amortization of $6 million, net of income tax, all contributed to the increase.

These increases in income from continuing operations were partially offset by lower net investment income on blocks of business that are not driven by interest margins of $17 million, net of income tax.

The increase in income from continuing operations was partially offset by higher expenses of $10 million, net of income tax, primarily due to higher operating costs offset by the impact of revisions to certain expense, premium tax and policyholder liability estimates in the current year and certain asset write-offs in the prior year.

Additionally, offsetting the increase in income from continuing operations was a revision to the estimate for policyholder dividends of $9 million, net of income tax, which occurred in the prior year.

The changes in tax rates between years accounted for a decrease in income from continuing operations of $15 million.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,532 million, or 12%, to $13,972 million for the year ended December 31, 2005 from $12,440 million for the comparable 2004 period. The acquisition of Travelers accounted for $975 million of the increase. Excluding the impact of the acquisition of Travelers, total revenues, excluding net investment gains (losses) increased by $557 million, or 4%, to $12,997 million for the year ended December 31, 2005 from $12,440 million for the comparable 2004 period.

This increase included higher fee income primarily from variable annuity and universal life products of $239 million resulting from a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

In addition, management attributed higher premiums of $170 million in 2005 to the active marketing of income annuity products. Although premiums associated with the Company’s closed block of business continue to decline, as expected, by $94 million, an increase in premiums of $130 million from other life products more than offset the decline of the closed block. Included in the premium increase of the other life products was the impact of growth in the business and a new reinsurance strategy where more business was retained.

Net investment income increased by $111 million. Net investment income from the general account portion of investment-type products increased by $136 million, which was partially offset by a decrease of $25 million on other businesses. Management attributed $75 million of this increase to corporate and real estate joint venture income and bond and commercial mortgage prepayment fees partially offset by a decline in bond yields, as well as $61 million due to growth in the average asset base.

Expenses

Total expenses increased by $881 million, or 8%, to $12,126 million for the year ended December 31, 2005 from $11,245 million for the comparable 2004 period. The acquisition of Travelers accounted for $761 million of the increase. Excluding the impact from the acquisition of Travelers, total expenses increased by $120 million, or 1%, to $11,365 million for the year ended December 31, 2005 from $11,245 million for the comparable 2004 period.

Higher expenses were primarily the result of higher policyholder benefits primarily due to the increase in future policy benefits of $207 million, commensurate with the net increase in premium on annuity and life products discussed above, partially offset by $5 million due to better mortality in life products.

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

Interest credited to PABs decreased by $45 million due primarily to a $41 million decrease on the general account portion of investment-type products. Management attributed this decrease to lower crediting rates of $91 million partially offset by $50 million solely due to growth in the average PABs. In addition, total expenses increased by $13 million due to a revision in the estimate of policyholder dividends in the prior period.

Other expenses increased primarily due to higher corporate incentive expenses of $60 million and higher general spending of $28 million. The current year included revisions to prior period estimates for certain expense, premium tax and policyholder liabilities which reduced the current year expenses while the prior period included certain asset write-offs which increased the prior year expenses. The impact of these two items resulted in a decrease in other expenses of $73 million. Also offsetting the increase in other expenses was lower DAC amortization of $9 million resulting from net investment losses and adjustments for management’s update of assumptions used to determine estimated gross margins partially offset by growth in the business.

Auto & Home

The following table presents consolidated financial information for the Auto & Home segment for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Premiums	$2,924	$2,911	$2,948
Net investment income	177	181	171
Other revenues	22	33	35
Net investment gains (losses)	4	(12)	(9)

Total revenues	3,127	3,113	3,145

Expenses
Policyholder benefits and claims	1,717	1,994	2,079
Policyholder dividends	6	3	2
Other expenses	845	828	795

Total expenses	2,568	2,825	2,876

Income (loss) before provision for income tax	559	288	269
Provision (benefit) for income tax	143	64	61

Net income (loss)	$416	$224	$208

Year ended December 31, 2006 compared with the year ended December 31, 2005 — Auto & Home

Net Income

Net income increased by $192 million, or 86%, to $416 million for the year ended December 31, 2006 from $224 million for the comparable 2005 period.

The increase in net income was primarily attributable to a loss in the third quarter of 2005 from Hurricane Katrina of $124 million, net of income tax, related to losses, loss adjusting expenses and reinstatement and additional reinsurance-related premiums and a loss in the fourth quarter of 2005 related to losses and expenses from Hurricane Wilma of $32 million, net of income tax. Excluding the losses from Hurricanes Katrina and Wilma, net income increased by $36 million for the year ended December 31, 2006 from the comparable 2005 period.

Favorable development of prior year loss reserves contributed $72 million, net of income tax, to the increase in net income. In addition, an improvement in non-catastrophe loss experience, primarily due to improved frequencies, contributed $16 million, net of income tax and a reduction in loss adjustment expenses, primarily due to improved claims handling practices, contributed $13 million, net of income tax, to the increase. The increase in net income was offset by higher catastrophe losses in the current year, excluding the impact of Katrina and Wilma, resulting in a decrease to net income of $49 million, net of income tax.

Also impacting net income was a decrease in net earned premiums, excluding the impact of Hurricane Katrina, of $19 million, net of income tax, resulting primarily from an increase of $16 million, net of income tax, in catastrophe reinsurance costs and a reduction of $4 million, net of income tax, in involuntary assumed business, offset by an increase in premiums of $1 million, net of income tax, primarily from increased exposures, mostly offset by lower average premium per policy.

In addition, other revenues decreased by $7 million, net of income tax, due to slower than anticipated claims payments resulting in slower recognition of deferred income related to a reinsurance contract. Net investment income decreased by $3 million, net of income tax, due to a $12 million decrease in net investment income related to a realignment of economic capital, partially offset by a $9 million increase in income as a result of a slightly higher asset base. Net investment gains (losses) increased $10 million, net of income tax, for the year ended December 31, 2006 compared to the comparable 2005 period. Other expenses increased by $11 million, net of income tax, primarily due to expenditures related to information technology, advertising and compensation costs.

The change in effective tax rates between periods accounted for the remainder of the increase in net income.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $2 million, or less than 1%, to $3,123 million for the year ended December 31, 2006 from $3,125 million for the comparable 2005 period.

Premiums increased by $13 million due principally to the existence of a $43 million charge for reinstatement and additional reinsurance premiums in the third quarter of 2005 related to Hurricane Katrina. Premiums decreased by $30 million year over year after giving consideration to this charge. This decrease resulted from $25 million in additional catastrophe reinsurance costs and a decrease of $6 million in involuntary assumed business in 2006, mainly associated with the Massachusetts involuntary market. These changes were partially offset by an increase in premiums of $35 million resulting from increased exposures, offset by a $34 million decrease in premiums from a change in the average earned premium per policy.

Net investment income decreased by $4 million primarily due to an $18 million decrease in net investment income related to a realignment of economic capital, mostly offset by a $14 million increase in income as a result of a slightly higher asset base with slightly higher yields.

Other revenues decreased by $11 million due to slower than anticipated claims payments resulting in a slower recognition of deferred income related to a reinsurance contract.

Expenses

Total expenses decreased by $257 million, or 9%, to $2,568 million for the year ended December 31, 2006 from $2,825 million for the comparable 2005 period.

Policyholder benefits and claims decreased by $277 million which was primarily due to $196 million in claims and expenses related to Hurricanes Katrina and Wilma incurred in 2005. The remainder of the decrease in policyholder benefits and claims for the year ended December 31, 2006, as compared to the same period in 2005, can be attributed to $111 million in additional favorable development of prior year losses, improvements in claim frequencies of $72 million and a decrease of $20 million in unallocated loss expense due primarily to improved claims handling practices. These decreases in policyholder benefits and claims for the year ended December 31, 2006, compared to the same period in 2005, were partially offset by $32 million of additional losses due to severity, $15 million of additional losses due to exposure growth and a $75 million increase in catastrophe losses, excluding Hurricanes Katrina and Wilma.

Other expenses increased by $17 million primarily due to expenditures related to information technology, advertising and compensation costs.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2006, as the combined ratio, excluding catastrophes, decreased to 82.8% from 86.7% for the year ended December 31, 2005.

Year ended December 31, 2005 compared with the year ended December 31, 2004 — Auto & Home

Net Income

Net income increased by $16 million, or 8%, to $224 million for the year ended December 31, 2005 from $208 million for the comparable 2004 period.

The increase was primarily the result of improvements in the development of prior years claims of $40 million, net of income tax, and an improvement in the non-catastrophe combined ratio resulting in $16 million, net of income tax, primarily due to lower automobile and homeowner claim frequencies.

Also contributing to this increase in net income was an improvement in losses from the involuntary Massachusetts automobile plan of $12 million, net of income tax, an increase in net investment income of $6 million, net of income tax, and an increase in earned premium of $4 million, net of income tax, as discussed below.

Offsetting these improved results, was an increase in catastrophes, including Hurricanes Katrina and Wilma of $63 million, net of income tax.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $29 million, or 1%, to $3,125 million for the year ended December 31, 2005 from $3,154 million for the comparable 2004 period.

This decrease was primarily attributable to reinstatement and additional reinsurance-related premiums due to Hurricane Katrina of $43 million.

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

Expenses

Total expenses decreased by $51 million, or 2%, to $2,825 million for the year ended December 31, 2005 from $2,876 million for the comparable 2004 period.

This decrease was predominantly due to improved non-catastrophe losses of $32 million. This was primarily due to lower non-catastrophe automobile and homeowner claim frequencies of $18 million and a smaller exposure base of $15 million for the year ended December 31, 2005 versus the comparable 2004 period. Improvement in the development of losses reported in prior years contributed $61 million. Unallocated claim expenses, excluding the expenses associated with Hurricane Katrina, decreased by $28 million mainly due to a smaller increase in the year over year change in unallocated claim expense liability due to a smaller increase in the related loss reserve and related unallocated claim expense reserve rate. Assumed losses from the involuntary Massachusetts automobile plan decreased by $18 million primarily due to improved claim frequency and severity trends.

These improvements were partially offset by an increase in catastrophe losses, including Hurricanes Katrina and Wilma, of $54 million and an increase in other expenses of $33 million primarily as a result of higher information technology, advertising and compensation costs.

The combined ratio, excluding catastrophes and before the reinstatement premiums and other reinsurance-related premium adjustments due to Hurricane Katrina, was 86.7% for the year ended December 31, 2005 versus 90.4% for the comparable 2004 period.

International

The following table presents consolidated financial information for the International segment for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Premiums	$2,722	$2,186	$1,690
Universal life and investment-type product policy fees	804	579	349
Net investment income	1,050	844	585
Other revenues	28	20	23
Net investment gains (losses)	22	5	23

Total revenues	4,626	3,634	2,670

Expenses
Policyholder benefits and claims	2,411	2,128	1,611
Interest credited to policyholder account balances	364	278	151
Policyholder dividends	(2)	5	6
Other expenses	1,543	1,000	614

Total expenses	4,316	3,411	2,382

Income from continuing operations before provision for income tax	310	223	288
Provision (benefit) for income tax	110	36	86

Income from continuing operations	200	187	202
Income (loss) from discontinued operations, net of income tax	—	5	(9)

Income before cumulative effect of a change in accounting, net of income tax	200	192	193
Cumulative effect of a change in accounting, net of income tax	—	—	(30)

Net income	$200	$192	$163

Year ended December 31, 2006 compared with the year ended December 31, 2005 — International

Income from Continuing Operations

Income from continuing operations increased by $13 million, or 7%, to $200 million for the year ended December 31, 2006 from $187 million for the comparable 2005 period. The acquisition of Travelers contributed $38 million during the first six months of 2006 to income from continuing operations, which includes $18 million, net of income tax, of net investment gains. Included in the Travelers results is an increase to policyholder benefits and claims of $10 million, net of income tax, resulting from the increase in policyholder liabilities due to higher than expected mortality in Brazil on specific blocks of business written in the Travelers entity since the acquisition, and consistent with the increase in the existing MetLife entity as described more fully below. Excluding the impact of Travelers, income from continuing operations decreased by $25 million, or 13%, from the comparable 2005 period. This decrease includes the impact of net investment gains (losses) of ($6) million, net of income tax. Excluding the impact of Travelers and of net investment gains (losses), income from continuing operations decreased by $19 million from the comparable 2005 period.

Taiwan’s income from continuing operations decreased by $59 million, net of income tax, due to a loss recognition adjustment (in the form of accelerated DAC amortization) of $50 million, net of income tax, and restructuring costs of $11 million, net of income tax, partially offset by reserve refinements of $3 million, net of income tax, associated with the conversion to a new valuation system. Income from continuing operations decreased in Canada by $19 million, net of income tax, primarily due to the realignment of economic capital in the prior year. Mexico’s income from continuing operations decreased by $12 million, net of income tax, due to an increase in amortization of DAC resulting from management’s update of assumptions used to determine estimated gross margins in both years, higher operating expenses from the pension business, the net impact of an adjustment to the liability for experience refunds on a block of business, a decrease in various one-time other revenue items for which the prior year benefited by $13 million, net of income tax, and the current year benefited by $11 million, net of income tax, as well as an increase of $27 million in tax due to tax benefits realized in the prior year from the American Jobs Creation Act of 2004 (“AJCA”). These were partially offset by a decrease in certain policyholder liabilities caused by a decrease in unrealized investment gains on invested assets supporting those liabilities relative to the prior year, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, a benefit in the current year from the elimination of liabilities for pending claims that were determined to be invalid following a review, the unfavorable impact in the prior year of contingent liabilities that were established related to potential employment matters in that year and which were eliminated in the current year as well as overall business growth. Income from continuing operations decreased in Brazil by $7 million, net of income tax, primarily due to a $10 million, net of income tax, increase in policyholder benefits and claims related to an increase in future policyholder benefit liabilities on specific blocks of business. This increase is due to significantly higher than expected mortality experience, of which a total of $20 million of additional liabilities were recorded, $10 million of which was associated with the acquired Travelers’ business, and $10 million of which was related to the existing MetLife entities. Brazil’s income from continuing operations was also impacted by an increase in litigation liabilities, as well as adverse claim experience in the current year. The results of the Company’s investment in Japan decreased by $4 million due to variability in the hedging program. The home office recorded higher infrastructure expenditures in support of segment growth of $39 million, net of income tax, as well as a $23 million contingent tax liability. In addition, expenses related to the Company’s start-up operation in Ireland reduced net income by $34 million in the current year. A valuation allowance was established against the deferred tax benefit resulting from the Ireland losses.

Partially offsetting these decreases was an increase in South Korea’s income from continuing operations of $79 million, net of income tax, primarily due to continued growth of the in-force business, a one-time benefit of $38 million, net of income tax, associated with the implementation of a more refined reserve valuation system, as well as a benefit of $13 million from the impact of foreign currency exchange rates. Argentina’s income from continuing operations increased by $61 million, net of income tax, due to higher net investment income resulting from capital contributions since the completion of the Travelers acquisition, the release of liabilities for pending claims that were determined to be invalid following a review, the favorable impact of foreign currency exchange rates and inflation rates on certain contingent liabilities, the utilization of $4 million of net operating losses for which a valuation allowance had been previously established, a $12 million increase in the prior year period of a deferred tax valuation allowance established against tax benefits in that year, as well as business growth. Australia’s income from continuing operations increased by $17 million, net of income tax, primarily due to reserve strengthening on a block of business in the prior year, as well as business growth. Income from continuing operations increased in Chile by $5 million primarily due to growth in the institutional business of $2 million, as well as the favorable impact of foreign currency exchange rates of $2 million, and in the United Kingdom by $5 million primarily due to growth of the in-force business. In addition, income from continuing operations increased by $13 million, net of income tax, due to a reduction in the amount charged for economic capital.

The remainder of the decrease in income from continuing operations can be attributed to other countries. Changes in foreign currency exchange rates accounted for $2 million of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $975 million, or 27%, to $4,604 million for the year ended December 31, 2006 from $3,629 million for the comparable 2005 period. The acquisition of Travelers contributed $413 million during the first six months of 2006 to the period over period increase. Excluding the impact of Travelers, such revenues increased by $562 million, or 15%, over the comparable 2005 period.

Premiums, fees and other revenues increased by $469 million, or 17%, to $3,254 million for the year ended December 31, 2006 from $2,785 million for the comparable 2005 period. Mexico’s premiums, fees and other revenues increased by $159 million, primarily due to higher fees and growth in its universal life and institutional business, partially offset by an adjustment for experience refunds on a block of business and various one-time other revenue items for which the prior year benefited by $19 million and the current year benefited by $16 million. South Korea’s premiums, fees and other revenues increased by $156 million primarily due to business growth driven by strong sales of its variable universal life product, as well as the favorable impact of foreign currency exchange rates of $56 million. Premiums, fees and other revenues increased in Brazil by $49 million due to business growth and higher bancassurance business, as well as an increase in amounts retained under reinsurance arrangements. Chile’s premiums, fees and other revenues increased by $22 million primarily due to the favorable impact of foreign currency exchange rates of $14 million, as well as an increase in institutional premiums through its bank distribution channel, partially offset by lower annuity sales due in part from management’s decision not to match aggressive pricing in the marketplace. Premiums, fees and other revenues increased in the United Kingdom, Argentina, Australia, and Taiwan by $21 million, $16 million, $15 million, and $12 million respectively, primarily due to business growth. Increases in other countries accounted for the remainder of the change.

Net investment income increased by $93 million, or 11%, to $937 million for the year ended December 31, 2006 from $844 million for the comparable 2005 period. Net investment income increased in Argentina by $41 million primarily due to higher invested assets resulting from capital contributions since the completion of the Travelers acquisition. Net investment income in Mexico increased by $28 million primarily due to higher inflation rates and increases in invested assets, partially offset by lower average investment yields. Net investment income in Chile decreased by $8 million primarily due to a reduction in the inflation rate, partially offset by the favorable impact of foreign currency exchange rates of $8 million and increases in invested assets. The invested asset valuations and returns on these invested assets are linked to inflation rates in most of the Latin American countries in which the Company does business. South Korea, Brazil and Taiwan’s net investment income increased by $25 million, $14 million and $5 million, respectively, primarily due to increases in invested assets, as well as the favorable impact of foreign currency exchange rates of $10 million. Net investment income in the home office increased by $17 million primarily due to a reduction in the amount charged for economic capital from the prior year. These increases in net investment income were partially offset by a decrease of $33 million in Canada due to the realignment of economic capital. Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates had a favorable impact of $105 million on total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $905 million, or 27%, to $4,316 million for the year ended December 31, 2006 from $3,411 million for the comparable 2005 period. The acquisition of Travelers contributed $388 million during the first six months of 2006 to the year over year increase. Excluding the impact of Travelers, total expenses increased by $517 million, or 15%, over the comparable 2005 period.

Policyholder benefits and claims, policyholder dividends and interest credited to PABs increased by $186 million, or 8%, to $2,597 million for the year ended December 31, 2006 from $2,411 million for the comparable 2005 period. Policyholder benefits and claims, policyholder dividends and interest credited to PABs in Mexico increased by $113 million primarily due to an increase in other policyholder benefits and claims of $108 million and in interest credited to PABs of $39 million commensurate with the growth in revenue discussed above. These increases in Mexico were partially offset by a decrease in certain policyholder liabilities of $18 million caused by a decrease in the unrealized investment gains on the invested assets supporting those liabilities, a $10 million benefit from a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, and a $6 million benefit in the current year from the elimination of liabilities for pending claims that were determined to be invalid following a review. Brazil’s policyholder benefits and claims increased by $49 million primarily due to an increase in policyholder liabilities on these specific blocks of business as discussed above, an increase in amounts retained under reinsurance arrangements, as well as adverse claim experience in other lines of business. South Korea’s policyholder benefits and claims, policyholder dividends and interest credited to PABs increased by $44 million commensurate with the business growth discussed above, as well as the impact of foreign currency exchange rates of $33 million. These increases were partially offset by a decrease in policyholder benefits and claims, policyholder dividends, and interest credited to PABs in Australia of $19 million due to reserve strengthening in the prior year on a block of reinsurance business and a decrease in Chile of $7 million primarily due to a decrease in annuity liabilities related to the decrease in the inflation index and the decrease in annuity premiums discussed above, partially offset by growth in the institutional business, as well as the impact of foreign currency exchange rates of $17 million. Policyholder benefits and claims, policyholder dividends, and interest credited to PABs decreased in Taiwan by $2 million primarily due to a decrease of $14 million from reserve refinements associated with the implementation of a new valuation system, partially offset by an increase of $12 million primarily due to business growth. Argentina’s policyholder benefits and claims, policyholder dividends, and interest credited to PABs decreased by $2 million primarily due to the elimination of liabilities for pending claims that were determined to be invalid following a review, partially offset by business growth. Increases in other countries accounted for the remainder of the change.

Other expenses increased by $330 million, or 33%, to $1,330 million for the year ended December 31, 2006 from $1,000 million for the comparable 2005 period. Taiwan’s other expenses increased by $110 million primarily due to a one-time increase in DAC amortization of $77 million due to a loss recognition adjustment resulting from low interest rates relative to product guarantees coupled with high persistency rates on certain blocks of business, an increase of $17 million related to the termination of the agency distribution channel in Taiwan, an increase of $9 million from refinements associated with the implementation of a new valuation system, as well as business growth. Mexico’s other expenses increased by $49 million primarily due to an increase in commissions commensurate with the revenue growth discussed above, higher DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, higher expenses related to growth initiatives, and additional expenses associated with the Mexican pension business, partially offset by the unfavorable impact of contingent liabilities that were established in the prior year related to potential employment matters and which were eliminated in the current year. South Korea’s other expenses increased by $25 million, primarily due to an increase in DAC amortization and general expenses, which were both due to the growth in business, the impact in the prior year of an accrual for an early retirement program and the impact of foreign currency exchange rates of $15 million. These were partially offset by a decrease of $60 million in DAC amortization associated with the implementation of a more refined reserve valuation system. Brazil’s other expenses increased by $25 million primarily due to the growth in business discussed above, as well as an increase in litigation liabilities. Chile’s other expenses increased by $13 million due to increased commissions and other expenses associated with its institutional business, as well as the impact of foreign currency exchange rates of $4 million. Other expenses increased in the United Kingdom and Australia by $15 million and $8 million, respectively, primarily due to business growth. Other expenses associated with the home office increased by $57 million primarily due to an increase in expenditures for information technology projects, growth initiative projects and integration costs, as well as an increase in compensation resulting from an increase in headcount from the comparable 2005 period. In addition, $34 million of expenses were incurred related to the start-up of the Company’s operation in Ireland. These increases were partially offset by a decrease in other expenses of $9 million in Argentina primarily due to the favorable impact of foreign currency exchange rates and inflation rates on certain contingent liabilities. Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates accounted for $90 million of the increase in total expenses.

Year ended December 31, 2005 compared with the year ended December 31, 2004 — International

Income from Continuing Operations

Income from continuing operations decreased by $15 million, or 7%, to $187 million for the year ended December 31, 2005 from $202 million for the comparable 2004 period. The acquisition of Travelers accounted for a loss from continuing operations of $24 million including net investment losses of $14 million, net of income tax. Excluding the impact of the Travelers acquisition, income from continuing operations increased by $9 million, or 4%, over the prior year.

South Korea’s income from continuing operations increased by $26 million, net of income tax, primarily due to growth in business, specifically higher sales of its variable universal life product and a larger in-force business. Chile’s income from continuing operations increased by $8 million primarily due to growth in business, specifically in the new bank distribution channel, as well as an increase in net investment income primarily due to higher inflation rates. Mexico’s income from continuing operations increased by $8 million, primarily due to tax benefits of $27 million under the AJCA, higher net investment earnings, an adjustment to the amortization of DAC for management’s update of assumptions used to determine estimated gross margins and several other one-time revenue items. These increases in Mexico were substantially offset by an increase in certain policyholder liabilities caused by unrealized investment losses on the invested assets supporting those liabilities, as well as an increase in expenses for start up costs for the new Mexican Pension Business (“AFORE”) and contingency liabilities.

Partially offsetting these increases in income from continuing operations was a decrease in Canada of $13 million, net of income tax, primarily due to a realignment of economic capital, offset by the strengthening of the liability on its pension business related to changes in mortality assumptions in the prior year and higher home office and infrastructure expenditures in support of the segment growth of $16 million, net of income tax. The remainder of the variance can be attributed to various other countries.

Additionally, $4 million of the increase in income from continuing operations is due to changes in foreign currency exchange rates.

Revenues

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

Premiums, fees and other revenues increased by $452 million, or 22%, to $2,514 million for the year ended December 31, 2005 from $2,062 million for the comparable 2004 period. This increase is primarily the result of continued business growth through increased sales and renewal business within South Korea, Brazil and Taiwan of $216 million, $48 million and $31 million, respectively. Mexico’s premiums, fees and other revenues increased by $78 million primarily due to increases in the institutional and agency business channels, as well as several one-time other revenue items of $19 million. Chile’s premiums, fees and other revenues increased by $64 million mainly due to its new bank distribution channel.

Net investment income increased by $153 million, or 26%, to $738 million for the year ended December 31, 2005 from $585 million for the comparable 2004 period. Mexico’s net investment income increased by $89 million due principally to increases in interest rates and also as a result of an increase in invested assets. Chile’s net investment income increased by $58 million primarily due to higher inflation rates and an increase in invested assets. Investment valuations and returns on invested assets in Chile are linked to the inflation rates. South Korea and Taiwan’s net investment income increased by $20 million and $11 million, respectively, primarily due to an increase in their invested assets. These increases in net investment income were partially offset by a decrease of $21 million due to the realignment of economic capital. The remainder of the increases in total revenues, excluding net investment gains, can be attributed to business growth and investment income in other countries.

Additionally, $221 million of the increase in total revenues, excluding net investment gains (losses), is due to changes in foreign currency exchange rates.

Expenses

Total expenses increased by $1,029 million, or 43%, to $3,411 million for the year ended December 31, 2005 from $2,382 million for the comparable 2004 period. The acquisition of Travelers accounted for $404 million of this increase. Excluding the impact of the Travelers acquisition, total expenses increased by $625 million, or 26%, over the comparable 2004 period. Policyholder benefits and claims, policyholder dividends and interest credited to PABs increased by $451 million, or 26%, to $2,219 million for the year ended December 31, 2005 from $1,768 million for the comparable 2004 period.

Policyholder benefits and claims and dividends in Mexico increased by $177 million primarily due to an increase in certain policyholder liabilities caused by unrealized investment gains (losses) on the invested assets supporting those liabilities of $110 million, as well as an increase in interest credited to policyholder accounts of $65 million in line with the net investment income increase in Mexico. South Korea, Taiwan and Brazil’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts increased by $122 million, $41 million and $27 million, respectively, commensurate with the business growth discussed above. Chile’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts increased by $86 million due to the business growth primarily in the bank distribution channel business, as well as to an increase in the liabilities for annuity benefits, which, like net investment income on related assets, are linked to the inflation rate. Hong Kong’s policyholder benefits and claims and policyholder dividends increased by $3 million due to higher claims and the associated increase in liabilities in 2005. These increases were partially offset by a decrease of $10 million in Canada’s policyholder benefits and claims, policyholder dividends and interest credited to PABs primarily due to the strengthening of the liability on its pension business related to changes in mortality assumptions in the prior year.

Other expenses increased by $174 million, or 28%, to $788 million for the year ended December 31, 2005 from $614 million for the comparable 2004 period. South Korea’s other expenses increased by $73 million primarily due to higher amortization of DAC driven by the rapid growth in the business, a decrease in a payroll tax liability in the prior year resulting from the resolution of the related tax matter, an accrual for an early retirement program in 2005, as well as additional overhead expenses in line with the growth in business. Mexico’s other expenses increased by $17 million primarily due to incurred start up costs during the current year associated with the AFORE operations, an increase in liabilities related to potential employment matters in 2005, an increase in consulting services and a decrease in the prior year of severance accruals. Partially offsetting these increases in Mexico is a decrease in the amortization of DAC due to an adjustment for management’s update of assumptions used to determine estimated gross margins. Brazil’s other expenses increased by $28 million, primarily due to growth in business discussed above including an increase in non-deferrable sales expenses. Chile’s other expenses increased by $24 million due primarily to increases in non-deferrable expenses for the bank distribution channel of business in 2005. Other expenses at home office also increased by $26 million primarily due to increased consultant fees for growth initiative projects, an increase in compensation resulting from increased headcount, higher incentive compensation, as well as higher costs for legal, marketing and other corporate support expenses. The remainder of the increase in total expenses can be attributed to business growth in other countries.

Additionally, a component of the growth in total expenses is due to changes in foreign currency exchange rates of $202 million.

Reinsurance

The following table presents consolidated financial information for the Reinsurance segment for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Premiums	$4,348	$3,869	$3,348
Net investment income	732	606	538
Other revenues	66	58	56
Net investment gains (losses)	7	22	59

Total revenues	5,153	4,555	4,001

Expenses
Policyholder benefits and claims	3,490	3,206	2,694
Interest credited to policyholder account balances	254	220	212
Policyholder dividends	—	—	1
Other expenses	1,227	991	957

Total expenses	4,971	4,417	3,864

Income before provision for income tax	182	138	137
Provision for income tax	64	46	46

Net income	$118	$92	$91

Year ended December 31, 2006 compared with the year ended December 31, 2005 — Reinsurance

Net Income

Net income increased by $26 million, or 28%, to $118 million for the year ended December 31, 2006 from $92 million for the comparable 2005 period.

The increase in net income was attributable to a 12% increase in premiums while policyholder benefits and claims increased by 9%, a 21% increase in net investment income while interest credited to PABs increased by 15%, and a 14% increase in other revenues. The increase in premiums, net of the increase in policyholder benefits and claims, added $127 million to net income which was primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The increase in policyholder benefits and claims was partially offset by unfavorable mortality and an increase in the liabilities associated with RGA’s Argentine pension business, both in the prior-year period. The increase in net investment income and interest credited to PABs added $60 million to net income and was due to growth in the invested asset base. The increase in invested assets, and net investment income, substantially derived from the issuance of notes and a collateral financing facility, which increased interest expense within other expenses as described below. The increase in other revenues added $5 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2006, partially offset by a decrease in foreign currency transaction gains in the prior-year period.

These increases in net income were partially offset by a $153 million increase in other expenses and a $10 million decrease in net investment gains (losses), all net of income tax. Additionally, a higher effective tax rate in 2006 reduced net income by $3 million. The increase in other expenses was primarily related to expenses associated with DAC, including reinsurance allowances paid, interest expense associated with RGA’s issuance of $850 million 30-year notes to provide long-term collateral for Regulation XXX statutory reserves in June 2006 and $400 million of junior subordinated notes in December 2005, minority interest expense, and equity compensation expense.

Revenues

Total revenues, excluding net investment gains (losses), increased by $613 million, or 14%, to $5,146 million for the year ended December 31, 2006 from $4,533 million for the comparable 2005 period.

The increase in such revenues was primarily associated with growth in premiums of $479 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $220 million; Asia Pacific, which contributed $138 million; Canada, which contributed $86 million; and Europe and South Africa, which contributed $35 million. Premium levels were significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income increased by $126 million, primarily due to growth in the invested asset base from net proceeds of RGA’s $850 million 30-year notes offering in June 2006 and $400 million junior subordinated note offering in December 2005, positive operating cash inflows and additional deposits associated with the coinsurance of annuity products. Investment yields were up slightly compared to the prior-year period. The increase in net investment income was partially offset by a decrease related to a realignment of economic capital.

Other revenues increased by $8 million primarily due to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2006, partially offset by a decrease in foreign currency transaction gains.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $36 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $554 million, or 13%, to $4,971 million for the year ended December 31, 2006 from $4,417 million for the comparable 2005 period.

The increase in total expenses was commensurate with the growth in revenues and was primarily attributable to an increase of $284 million in policyholder benefits and claims, primarily associated with growth in insurance in-force of $245 billion, and a $34 million increase in interest credited due to growth in PABs associated with the coinsurance of annuity products, which is generally offset by a corresponding increase in net investment income. The increase in policyholder benefits and claims of $284 million was partially offset by favorable underwriting results in RGA’s international operations in the current year period, unfavorable mortality experience in the U.S. and the United Kingdom in the prior-year period, and a $33 million increase in the liabilities associated with the Argentine pension business in the prior year period.

Other expenses increased by $236 million due to a $92 million increase in expenses associated with DAC, including reinsurance allowances paid, a $47 million increase in interest expense primarily associated with RGA’s issuance of $850 million 30-year notes in June 2006 and $400 million of junior subordinated notes in December 2005, as well as a $47 million increase in minority interest expense on the larger earnings base in the current period. The remaining increase of $50 million was primarily related to overhead-related expenses associated with RGA’s international expansion and general growth in operations, including equity compensation expense.

Additionally, a component of the increase in total expenses was a $33 million increase associated with foreign currency exchange rate movements.

Year ended December 31, 2005 compared with the year ended December 31, 2004 — Reinsurance

Net Income

Net income increased by $1 million, or 1%, to $92 million for the year ended December 31, 2005 from $91 million for the comparable 2004 period.

This increase was attributable to a 14% increase in revenues, primarily due to new premiums from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations, as well as an increase in net investment income due to growth in RGA’s operations and invested asset base.

The increase in net income was partially offset by a reduction in net investment gains of $12 million, net of income tax and minority interest, and a higher loss ratio in the 2005 period, primarily due to unfavorable mortality experience as a result of high claim levels in the U.S. and the United Kingdom. during the first six months of the year. Reserve strengthening in RGA’s Argentine pension business in 2005 reduced net income by $11 million, net of income tax and minority interest. The comparable 2004 period included a negotiated claim settlement in RGA’s accident and health business, reducing net income by $8 million, net of income tax and minority interest. The Argentine pension business and the accident and health business are in run-off.

Revenues

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

The growth in net investment income was the result of the growth in RGA’s operations and invested asset base.

Additionally, a component of the total revenue increase was attributable to foreign currency exchange rate movements contributing an estimated $49 million.

Expenses

Total expenses increased by $553 million, or 14%, to $4,417 million for the year ended December 31, 2005 from $3,864 million for the comparable 2004 period.

This increase was commensurate with growth in revenues and was primarily attributable to an increase of $520 million in policyholder benefits and claims and interest credited to PABs, primarily associated with RGA’s growth in insurance in force of $270 billion, the aforementioned unfavorable mortality experience in the U.S. and the United Kingdom during the first six months of the 2005 period, and strengthening of reserves of $33 million for the Argentine pension business. The comparable 2004 period included a negotiated claim settlement in RGA’s accident and health business of $24 million and $18 million in policy benefits and claims as a result of the Indian Ocean tsunami on December 26, 2004 and claims development associated with the reinsurance of the Argentine pension business, respectively.

Other expenses increased by $34 million, or 4%, primarily due to an increase in the amortization of DAC. Changes in DAC, included in other expenses, can vary from period to period primarily due to changes in the mixture of the business being reinsured.

Additionally, $46 million of the total expense increase was attributable to foreign currency exchange rate movements.

Corporate & Other

The following table presents consolidated financial information for Corporate & Other for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Premiums	$35	$22	$(9)
Universal life and investment-type product policy fees	—	1	2
Net investment income	1,054	709	385
Other revenues	34	30	8
Net investment gains (losses)	(154)	(48)	(152)

Total revenues	969	714	234

Expenses
Policyholder benefits and claims	37	(15)	5
Other expenses	1,349	955	605

Total expenses	1,386	940	610

Income (loss) from continuing operations before provision (benefit) for income tax	(417)	(226)	(376)
Income tax benefit	(416)	(211)	(294)

Income (loss) from continuing operations	(1)	(15)	(82)
Income (loss) from discontinued operations, net of income tax	3,129	1,161	223

Income before cumulative effect of a change in accounting, net of income tax	3,128	1,146	141
Cumulative effect of a change in accounting, net of income tax	—	—	4

Net income	3,128	1,146	145
Preferred stock dividends	134	63	—

Net income available to common shareholders	$2,994	$1,083	$145

Year ended December 31, 2006 compared with the year ended December 31, 2005 — Corporate & Other

Income (Loss) from Continuing Operations

Income (loss) from continuing operations increased by $14 million, or 93%, to ($1) million for the year ended December 31, 2006 from ($15) million for the comparable 2005 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, contributed $111 million during the first six months of 2006 to income (loss) from continuing operations, which included $3 million, net of income tax, of net investment losses. Excluding the impact of Travelers, income (loss) from continuing operations decreased by $97 million for the year ended December 31, 2006 from the comparable 2005 period. Included in this decrease were higher investment losses of $66 million, net of income tax. Excluding the impact of Travelers and the increase of net investment losses, income (loss) from continuing operations decreased by $31 million.

The 2006 period includes an expense related to a $23 million, net of income tax, contribution to the MetLife Foundation. The 2005 period included a $30 million benefit associated with the reduction of a previously established liability for settlement death benefits related to the Company’s sales practices class action settlement recorded in 1999, and an $18 million benefit, associated with the reduction of a previously established real estate transfer tax liability related to Metropolitan Life’s demutualization in 2000, both net of income tax. Excluding the impact of these items, income from continuing operations increased by $40 million for the year ended December 31, 2006 from the comparable 2005 period. The increase in income (loss) from continuing operations was primarily attributable to higher net investment income, lower integration costs and higher other revenues of $102 million,

$62 million, and $4 million, respectively, all of which were net of income tax. This was partially offset by higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), corporate support expenses, interest credited to bankholder deposits and legal-related liabilities of $125 million, $70 million, $55 million and $5 million, respectively, all of which were net of income tax. Tax benefits increased by $113 million over the comparable 2005 period due to the difference of finalizing the Company’s 2005 tax return in 2006 when compared to finalizing the Company’s 2004 tax return in 2005 and the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $361 million, or 47%, to $1,123 million for the year ended December 31, 2006 from $762 million for the comparable 2005 period. The acquisition of Travelers contributed $200 million during the first six months of 2006 to the period over period increase. Excluding the impact of Travelers, revenues increased by $161 million, or 21%, from the comparable 2005 period. This increase was primarily attributable to increased net investment income of $157 million primarily from increases in income on fixed maturity securities due to improved yields from lengthening of the duration and a higher asset base, and the impact of higher short-term interest rates on cash equivalents and short term investments. The increase also resulted from a higher asset base invested in mortgage loans on real estate, real estate joint ventures, and other limited partnership interests and was partially offset by a decline in securities lending results and leveraged leases. The remainder of the increase was primarily attributable to increased other revenues of $4 million, which primarily consisted of increased surrender values on corporate owned life insurance policies. Also included as a component of total revenues were the intersegment eliminations which were offset within total expenses.

Expenses

Total expenses increased by $446 million, or 47%, to $1,386 million for the year ended December 31, 2006 from $940 million for the comparable 2005 period. The acquisition of Travelers, excluding Travelers financing and integration costs, contributed $59 million during the first six months of 2006 to the period over period increase. Excluding the impact of Travelers, total expenses increased by $387 million, or 41%, for the year ended December 31, 2006 from the comparable 2005 period.

The 2006 period included a $35 million contribution to the MetLife Foundation. The 2005 period included a $47 million benefit associated with a reduction of a previously established liability for settlement death benefits related to the Company’s sales practices class action settlement recorded in 1999 and a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to Metropolitan Life’s demutualization in 2000. Excluding the impact of these items, total expenses increased by $277 million for the year ended December 31, 2006 from the comparable 2005 period. This increase was primarily attributable to higher interest expense of $192 million. The principal reason was a result of the issuance of senior notes in 2005, which included $119 million of expenses from the financing of the acquisition of Travelers. Additionally, as a result of the issuance of commercial paper, short-term interest expense increased by $67 million. Corporate support expenses, which included advertising, start-up costs for new products and information technology costs, were higher by $107 million, partially offset by lower integration costs of $95 million. As a result of growth in the business and higher interest rates, interest credited to bankholder deposits increased by $85 million at MetLife Bank. Legal-related costs were higher by $8 million, predominantly from the reduction of previously established liabilities related to legal disputes during the 2005 period. Also included as a component of total expenses were the elimination of intersegment amounts which were offset within total revenues.

Year ended December 31, 2005 compared with the year ended December 31, 2004 — Corporate & Other

Income (Loss) from Continuing Operations

Income (loss) from continuing operations increased by $67 million, or 82%, to ($15) million for the year ended December 31, 2005 from ($82) million for the comparable 2004 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, contributed $88 million of this increase which included $1 million, net of income tax, of net investment losses. Excluding the impact of Travelers, income from continuing operations decreased by $21 million for the year ended December 31, 2005 from the comparable 2004 period. Included in this decrease were lower investment losses of $69 million, net of income tax. Excluding the impact of Travelers and the decrease of net investment losses, income (loss) from continuing operations decreased by $90 million.

The 2005 period includes a $30 million benefit, net of income tax, associated with the reduction of a previously established liability for settlement death benefits related to the Company’s sales practices class action settlement recorded in 1999, and an $18 million benefit, net of income tax, associated with the reduction of a previously established real estate transfer tax liability related to Metropolitan Life’s demutualization in 2000. The 2004 period includes a $105 million benefit associated with the resolution of issues relating to the Internal Revenue Service’s audit of Metropolitan Life and its subsidiaries’ tax returns for the years 1997-1999. Also included in the 2004 period was an expense related to a $32 million, net of income tax, contribution to the MetLife Foundation. Excluding the impact of these items, income from continuing operations decreased by $65 million for the year ended December 31, 2005 from the comparable 2004 period. The decrease was primarily attributable to higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), integration costs associated with the acquisition of Travelers, interest credited to bank holder deposits and legal-related liabilities of $119 million, $76 million, $44 million and $4 million, respectively, all of which were net of income tax. This was partially offset by an increase in net investment income of $107 million, and a decrease in corporate support expenses of $10 million, both of which were net of income tax. Tax benefits increased by $61 million over the comparable 2004 period due to the difference of finalizing the Company’s 2004 tax return in 2005 when compared to finalizing the Company’s 2003 tax return in 2004 and the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $376 million, or 97%, to $762 million for the year ended December 31, 2005 from $386 million for the comparable 2004 period. The acquisition of Travelers contributed $152 million to the period over period increase. Excluding the impact of Travelers, the increase of $224 million was primarily attributable to increases in income on fixed maturity securities due to improved yields from lengthening of the duration and a higher asset base, as well as increased income from other limited partnerships and mortgage loans on real estate. Also included as a component of total revenues were the intersegment eliminations which were offset within total expenses.

Expenses

Total expenses increased by $330 million, or 54%, to $940 million for the year ended December 31, 2005 from $610 million for the comparable 2004 period. The acquisition of Travelers, excluding Travelers financing and integration costs, contributed $15 million to the period over period increase. Excluding the impact of Travelers, total expenses increased by $315 million for the year ended December 31, 2005 from the comparable 2004 period.

The 2005 period includes a $47 million benefit associated with a reduction of a previously established liability for settlement death benefits related to the Company’s sales practices class action settlement recorded in 1999, a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to Metropolitan Life’s demutualization in 2000. The 2004 period includes a $50 million contribution to the MetLife Foundation, partially offset by a $22 million reduction of a liability associated with the resolution of all issues relating to the Internal Revenue Service’s audit of Metropolitan Life and its subsidiaries’ tax returns for the years 1997-1999. Excluding the impact of these items, total expenses increased by $418 million for the year ended December 31, 2005 from the comparable 2004 period. This increase was attributable to higher interest expense of $187 million as a result of the issuance of senior notes in 2004 and 2005, which included $129 million of expenses from the financing of the acquisition of Travelers. Integration costs associated with the acquisition of Travelers were $120 million. As a result of growth in the business, interest credited to bank holder deposits increased by $70 million at MetLife Bank. In addition, legal-related liabilities increased by $5 million. These increases were offset by a reduction in corporate support expenses of $16 million. Also included as a component of total expenses was the elimination of intersegment amounts which was offset within total revenues.

Liquidity and Capital Resources

The Company

Capital

RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit further regulatory action on an annual basis. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of the Holding Company’s domestic insurance subsidiaries. As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of the most recently referenced RBC-based amount calculated at December 31, 2006.

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001 to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York State Department of Insurance (the “Department”) has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of the Holding Company’s domestic insurance subsidiaries.

Asset/Liability Management

The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Portfolio Management Unit, the Financial Management and Oversight Asset/Liability Management Unit, and the operating business segments under the supervision of the various product line specific Asset/Liability Management Committees (“ALM Committees”). The ALM Committees’ duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

The Company establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality. In executing these asset/liability matching strategies, management regularly reevaluates the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact the Company’s ability to achieve its asset/liability management goals and objectives.

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $7.7 billion and $6.7 billion at December 31, 2006 and 2005, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit funds liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending and dollar roll activities. At December 31, 2006 and 2005, the Company had $186.5 billion and $179.0 billion in liquid assets, respectively.

Global Funding Sources.  Liquidity is also provided by a variety of both short-term and long-term instruments, including repurchase agreements, commercial paper, medium-term and long-term debt, capital securities and stockholders’ equity. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds.

At both December 31, 2006 and 2005, the Company had outstanding $1.4 billion in short-term debt and at December 31, 2006 and 2005, had outstanding $10.0 billion and $9.5 billion in long-term debt, respectively.

Debt Issuances.  On December 21, 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. The debentures are scheduled for redemption on December 15, 2036; the final maturity of the debentures is December 15, 2066. The Holding Company may redeem the debentures (i) in whole or in part, at any time on or after December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest is payable semi-annually at a fixed rate of 6.40% up to, but not including, the scheduled redemption date. In the event the debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of three-month LIBOR plus a margin equal to 2.205%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Interest compounds during such periods of deferral. In connection with the issuance of the debentures, the Holding Company entered into a replacement capital covenant (“RCC”). As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2056, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035).

On June 28, 2006, Timberlake Financial L.L.C. (“Timberlake”), a subsidiary of RGA, completed an offering of $850 million of Series A Floating Rate Insured Notes due June 2036, which is included in the Company’s long-term debt. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base margin, payable monthly. The notes represent senior, secured indebtedness of Timberlake with no recourse to RGA or its other subsidiaries. Up to $150 million of additional notes may be offered in the future. The proceeds of the offering provide long-term collateral to support Regulation XXX statutory reserves on 1.5 million term life insurance policies with guaranteed level premium periods reinsured by RGA Reinsurance Company, a U.S. subsidiary of RGA.

MetLife Bank has entered into several funding agreements with the Federal Home Loan Bank of New York (the “FHLB of NY”) whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $998 million and $855 million at December 31, 2006 and 2005, respectively, which is included in long-term debt.

On December 8, 2005, RGA issued junior subordinated debentures with a face amount of $400 million. Interest is payable semi-annually at a fixed rate of 6.75% up to but not including the scheduled redemption date. The securities may be redeemed (i) in whole or in part, at any time on or after December 15, 2015 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in whole or in part, prior to December 15, 2015 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. In the event the junior subordinated debentures are not redeemed on or before the scheduled redemption date of December 15, 2015, interest on these junior subordinated debentures will accrue at an annual rate of three-month LIBOR plus a margin equal to 2.665%, payable quarterly in arrears. The final maturity of the debentures is December 15, 2065. RGA has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Interest compounds during periods of deferral.

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

MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both December 31, 2006 and 2005, MetLife Funding had a tangible net worth of $11 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At December 31, 2006 and 2005, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $840 million and $456 million, respectively, consisting primarily of commercial paper.

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.9 billion as of December 31, 2006. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at December 31, 2006,

$3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. Information on these facilities as of December 31, 2006 is as follows:

				Letter of
				Credit		Unused
Borrower(s)	Expiration	Capacity		Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	April 2009	$1,500	(1)	$487	$—	$1,013
MetLife, Inc. and MetLife Funding, Inc.	April 2010	1,500	(1)	483	—	1,017
MetLife Bank, N.A	July 2007	200		—	—	200
Reinsurance Group of America, Incorporated	May 2007	29		—	29	—
Reinsurance Group of America, Incorporated	September 2010	600		315	50	235
Reinsurance Group of America, Incorporated	March 2011	39		—	28	11

Total		$3,868		$1,285	$107	$2,476

(1)	These facilities serve as back up lines of credit for the Company’s commercial paper programs.

Committed Facilities.  Information on the capacity and outstanding balances of all committed facilities as of December 31, 2006 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party	Expiration		Capacity	Issuances	Commitments	(Years)
			(In millions)

MetLife Reinsurance Company of South Carolina	July 2010	(1)	$2,000	$2,000	$—	4
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016	(2)	500	490	10	10
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	225	225	—	19
Exeter Reassurance Company Ltd.	March 2025	(1)(3)	250	250	—	19
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	325	58	267	19
Exeter Reassurance Company Ltd.	December 2026	(1)	901	140	761	20
Exeter Reassurance Company Ltd.	December 2027	(1)	650	330	320	21

Total			$4,851	$3,493	$1,358

(1)	The Holding Company is a guarantor under this agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	On June 1, 2006, the letter of credit issuer elected to extend the initial stated termination date of each respective letter of credit to the respective dates indicated.

Letters of Credit.  At December 31, 2006, the Company had outstanding $5.0 billion in letters of credit from various banks, of which $4.8 billion were part of credit and committed facilities. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Liquidity Uses

Debt Repayments.  The Holding Company repaid a $500 million 5.25% senior note which matured on December 1, 2006 and a $1,006 million 3.911% senior note which matured on May 15, 2005.

Metropolitan Life repaid a $250 million 7% surplus note which matured on November 1, 2005.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans.

Investment and Other.  Additional cash outflows include those related to obligations of securities lending and dollar roll activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities.

The following table summarizes the Company’s major contractual obligations as of December 31, 2006:

				More Than
			More Than	Three Years
			One Year and	and Less
		Less Than	Less Than	Than Five	More Than
Contractual Obligations	Total	One Year	Three Years	Years	Five Years
	(In millions)

Future policy benefits(1)	$321,852	$5,982	$8,864	$10,160	$296,846
Policyholder account balances(2)	176,106	25,386	28,884	23,022	98,814
Other policyholder liabilities(3)	10,139	7,574	94	114	2,357
Short-term debt(4)	1,457	1,457	—	—	—
Long-term debt(4)	18,069	647	1,807	2,147	13,468
Junior subordinated debt securities(4)	6,618	210	2,440	214	3,754
Shares subject to mandatory redemption(4)	350	—	—	—	350
Payables for collateral under securities loaned and other transactions(5)	45,846	45,846	—	—	—
Commitments to lend funds(6)	8,934	7,583	579	397	375
Operating leases(7)	2,165	247	394	318	1,206
Other(8)	7,285	6,743	—	—	542

Total	$598,821	$101,675	$43,062	$36,372	$417,712

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, MTF agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts.

Included within future policyholder benefits are contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event such as death as well as those where the timing of a portion of the payments has been determined by the contract. Also included are contracts where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or where the occurrence of the payment triggering event, such as a surrender of a policy or contract, which is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience as well as its expectation of future payment patterns.

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses of $1.7 billion have been excluded from amounts presented in the table above.

Amounts presented in the table above, excluding those related to property and casualty contracts, represent the estimated cash payments for benefits under such contracts including assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapse, renewal, retirement, inflation, disability incidence, disability terminations, policy loans and other contingent events as appropriate to the respective product type. Payments for case reserve liabilities and incurred but not reported liabilities associated with property and casualty contracts of $2.2 billion have been included using an estimate of the ultimate amount to be settled under the policies based upon historical payment patterns. The ultimate amount to be paid under property and casualty contracts is not determined until the Company reaches a settlement with the claimant, which may vary significantly from the liability or contractual obligation presented above especially as it relates to incurred but not reported liabilities. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. The more than five years category displays estimated payments due for periods extending for more than 100 years from the present date.

The sum of the estimated cash flows shown for all years in the table of $321.9 billion exceeds the liability amount of $127.5 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

For the majority of the Company’s insurance operations, estimated contractual obligations for future policyholder benefits and policyholder account balance liabilities as presented in the table above are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under generally accepted accounting principles.

Actual cash payments to policyholders may differ significantly from the liabilities as presented in the consolidated balance sheet and the estimated cash payments as presented in the table above due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments. See “— Liquidity and Capital Resources — The Company — Asset/Liability Management.”

(2)	Policyholder account balances include liabilities related to conventional guaranteed investment contracts, guaranteed investment contracts associated with formal offering programs, funding agreements, individual and group annuities, total control accounts, bank deposits, individual and group universal life, variable universal life and company owned life insurance.

Included within policyholder account balances are contracts where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to policies where the Company is currently making payments and will continue to do so, as well as those where the timing of the payments has been determined by the contract. Other contracts involve payment obligations where the timing of future payments is uncertain and where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death, or where the occurrence of the payment triggering event, such as a surrender of or partial withdrawal on a policy or deposit contract, which is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience as well as its expectation of future payment patterns.

Excess interest reserves representing purchase accounting adjustments of $836 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate to the respective product type. Such estimated cash payments are also presented net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. For obligations denominated in foreign currencies, cash payments have been estimated using current spot rates.

The sum of the estimated cash flows shown for all years in the table of $176.1 billion exceeds the liability amount of $133.5 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date.

See also comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances.

(3)	Other policyholder liabilities is comprised of other policyholder funds, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these liabilities are as follows:

(a)	Other policyholder funds includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, LTC, and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health; premiums received in advance. Liabilities related to unearned revenue of approximately $1.6 billion have been excluded from the cash payments presented in the table above because they reflect an accounting convention and not a contractual obligation. With the exception of policyholder dividends left on deposit, and those items excluded as noted in the preceding sentence, the contractual obligation presented in the table above related to other policyholder funds is equal to the liability reflected in the consolidated balance sheet. Such amounts are reported in the one year or less category due to the short-term nature of the liabilities. Contractual obligations on policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.

(b)	Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the less than one year category at the amount of the liability presented in the consolidated balance sheet.

(c)	The nature of the policyholder dividend obligation is described in Note 9 to the Consolidated Financial Statements. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, management has reflected the obligation at the amount of the liability presented in the consolidated balance sheet in the more than five years category. This was done to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

(4)	Amounts presented in the table above for short-term debt, long-term debt, junior subordinated debt securities and shares subject to mandatory redemption differ from the balances presented on the consolidated balance sheet as the amounts presented in the table above do not include premiums or discounts upon issuance or purchase accounting fair value adjustments. The amounts presented above also include interest on such obligations as described below.

Short-term debt consists principally of 90-day commercial paper, with a remaining maturity of approximately 17 days, and carries a variable rate of interest. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity of the commercial paper plus the related variable interest which is calculated using the prevailing rates at December 31, 2006 through the date of maturity without consideration of any further issuances of commercial paper upon maturity of the amounts outstanding at December 31, 2006.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at December 31, 2006 and, as such, does not consider the impact of future rate movements.

Junior subordinated debt bears interest at fixed interest rates through their respective redemption dates. Interest was computed using the stated rate on the obligation through the scheduled redemption date as it is the Company’s expectation that the debt will be redeemed at that time. Inclusion of interest payments on junior subordinated debt through the final maturity date would increase the contractual obligation by $4.5 billion.

Shares subject to mandatory redemption bears interest at fixed interest rates through their respective mandatory redemptions dates. Interest on shares subject to mandatory redemption was computed using the stated fixed rate on the obligation through maturity.

Long-term debt also includes payments under capital lease obligations of $11 million, $24 million, $3 million and $24 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transaction expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $453 million as of December 31, 2006.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities and bridge loans. In the table above, the timing of the funding of mortgage loans is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial positions or results of operations. See “— Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations as well as other miscellaneous contractual obligations of $67 million not included elsewhere in the table above.

Other liabilities presented in the table above is principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities was sufficiently uncertain, the amounts were included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $5.2 billion due to the exclusion of items such as minority interests, legal contingency reserves, pension and postretirement benefit obligations, taxes due other than income tax, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $150 million to be made by the Company to the pension plan in 2007 and the discretionary contributions of $132 million, based on the next year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2007. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

See also “— Off-Balance Sheet Arrangements.”

Separate account liabilities are excluded from the table above. Separate account liabilities represent the fair market value of the funds that are separately administered by the Company. Generally, the separate account owner, rather than the Company, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to the claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of income. The separate account liabilities will be fully funded by cash flows from the separate account assets.

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position as of December 31, 2006.

Additionally, the Company has agreements in place for services it conducts, generally at cost, between subsidiaries relating to insurance, reinsurance, loans, and capitalization. All material intercompany transactions have appropriately been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.

Support Agreements.  Metropolitan Life entered into a net worth maintenance agreement with New England Life Insurance Company (“NELICO”) at the time Metropolitan Life merged with New England Mutual Life Insurance Company. Under the agreement, Metropolitan Life agreed, without limitation as to the amount, to cause NELICO to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than the company action level RBC (or not less than 125% of the company action level RBC, if NELICO has a negative trend), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of NELICO was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2006.

In connection with the Company’s acquisition of the parent of General American Life Insurance Company (“General American”), Metropolitan Life entered into a net worth maintenance agreement with General American. Under the agreement, as subsequently amended, Metropolitan Life agreed, without limitation as to amount, to cause General American to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 250% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of General American was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2006.

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

General American has agreed to guarantee certain contractual obligations of its former subsidiaries, Paragon Life Insurance Company (which merged into Metropolitan Life in 2006), MetLife Investors Insurance Company (“MetLife Investors”), First MetLife Investors Insurance Company and MetLife Investors Insurance Company of California (which merged into MetLife Investors in 2006). In addition, General American has entered into a contingent reinsurance agreement with MetLife Investors. Under this agreement, in the event that MetLife Investors’ statutory capital and surplus is less than $10 million or total adjusted capital falls below 180% of the company action level RBC, as defined by state insurance statutes, General American would assume as assumption reinsurance, subject to regulatory approvals and required consents, all of MetLife Investors’ life insurance policies and annuity contract liabilities. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of MetLife Investors was in excess of the minimum capital and surplus amount referenced above, and its total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2006.

The Holding Company has net worth maintenance agreements with two of its insurance subsidiaries, MetLife Investors and First MetLife Investors Insurance Company. Under these agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2006.

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

In connection with the acquisition of Travelers, MetLife International Holdings, Inc. (“MIH”), a subsidiary of the Holding Company, committed to the Australian Prudential Regulatory Authority that it will provide or procure the provision of additional capital to MetLife General Insurance Limited (“MGIL”), an Australian subsidiary of MIH, to the extent necessary to enable MGIL to meet insurance capital adequacy and solvency requirements. In addition, MetLife International Insurance, Ltd. (“MIIL”), a Bermuda insurance company, was acquired as part of the Travelers transaction. In connection with the assumption of a block of business by MIIL from a company in liquidation in 1995, Citicorp Life Insurance Company (“CLIC”), an affiliate of MIIL and a subsidiary of the Holding Company, agreed with MIIL and the liquidator to make capital contributions to MIIL to ensure that, for so long as any policies in such block remain outstanding, MIIL remains solvent and able to honor the liabilities under such policies. As a result of the merger of CLIC into Metropolitan Life that occurred in October 2006, this became an obligation of Metropolitan Life. In connection with the acquisition of Travelers, the Holding Company also committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of MetLife Reinsurance Company of South Carolina (“MRSC”), formerly The Travelers Life and Annuity Reinsurance Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less DAC).

Management does not anticipate that these arrangements will place any significant demands upon the Company’s liquidity sources.

Litigation.  Various litigation, including putative or certified class actions, and various claims and assessments against the Company, in addition to those discussed elsewhere herein and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

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

Consolidated Cash Flows.  Net cash provided by operating activities decreased by $1.4 billion to $6.6 billion for the year ended December 31, 2006 from $8.0 billion for the comparable 2005 period. The decrease in operating cash flows is primarily due to reinsurance receivables related to the sale of certain small market recordkeeping businesses. Partially offsetting the decrease is an increase in operating cash flows in 2006 over the comparable 2005 period is primarily attributable to the acquisition of Travelers.

Net cash provided by operating activities was $8.0 billion and $6.5 billion for the years ended December 31, 2005 and 2004, respectively. The $1.5 billion increase in operating cash flows in 2005 over the comparable 2004 period was primarily attributable to the acquisition of Travelers, growth in disability, dental, LTC business, group life and retirement & savings, as well as continued growth in the annuity business.

Net cash provided by financing activities increased by $0.9 billion to $15.4 billion for the year ended December 31, 2006 from $14.5 billion for the comparable 2005 period. Net cash provided by financing activities increased primarily as a result of an increase of $7.2 billion in the amount of securities lending cash collateral received in connection with the securities lending program, a decrease in long-term debt repayments of $0.7 billion and an increase of short-term debt borrowings of $0.1 billion. Such increases were offset by decreases in financing cash flows resulting from a decrease in issuance of preferred stock, junior subordinated debt securities, and long-term debt aggregating $5.7 billion which were principally used to finance the acquisition of Travelers in 2005 combined with a decrease of $0.9 billion associated with a decrease in net policyholder account balance deposits and an increase of $0.5 billion of treasury stock acquired under the share repurchase program which was resumed in the fourth quarter of 2006.

Net cash provided by financing activities was $14.5 billion and $8.3 billion for the years ended December 31, 2005 and 2004, respectively. The $6.2 billion increase in net cash provided by financing activities in 2005 over the comparable 2004 period was primarily attributable to the Holding Company’s funding of the acquisition of Travelers through the issuance of long-term debt, junior subordinated debt securities and preferred shares. In addition, there was an increase in the amount of securities lending cash collateral invested in connection with the program. This increase was partially offset by a decrease in net cash provided by PABs, the repayment of previously issued long-term debt, the payment of common stock dividends, the payment of dividends on the preferred shares, the payment of debt and equity issuance costs, and the repurchase of its common stock by RGA.

Net cash used in investing activities decreased by $3.7 billion to $18.9 billion for the year ended December 31, 2006 from $22.6 billion for the comparable 2005 period. Net cash used in investing activities in the prior year included cash used to acquire Travelers of $11.0 billion, less cash acquired of $0.9 billion for a net total cash paid of $10.1 billion, which was funded by $6.8 billion in securities issuances and $4.2 billion of cash provided by operations and the sale of invested assets. During the current year, cash available for investment as a result of cash collateral received in connection with the securities lending program increased by $7.2 billion. Cash available from operations and available for investment decreased by $1.4 billion. Cash available for the purchase of invested assets increased by $4.3 billion as a result of the increase in securities lending activities of $7.2 billion as well as a decrease in the cash required for acquisitions of $4.2 billion, offset by the decrease in issuance of preferred stock, junior subordinated debt securities, and long-term debt aggregating $5.7 billion as well as the decrease in cash flow from operations of $1.4 billion. Cash available for investing activities was used to increase purchases of fixed maturity securities, other invested assets, and short-term investments, as well as increase the origination of mortgage and consumer loans and decrease net sales of real estate and real estate joint ventures and equity securities.

Net cash used in investing activities was $22.6 billion and $14.4 billion for the years ended December 31, 2005 and 2004, respectively. The $8.2 billion increase in net cash used in investing activities in 2005 over the comparable 2004 period was primarily due to the acquisition of Travelers and CitiStreet Associates, the increase in net purchases of fixed maturity securities and an increase in the origination of mortgage and consumer loans, primarily in commercial loans, as compared to the 2004 period. This was partially offset by an increase in repayments of mortgage and consumer loans, an increase in sales of equity real estate and a decrease in the cash used for short-term investments. In addition, the 2005 period includes proceeds associated with the sale of SSRM and MetLife Indonesia.

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Capital.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of their most recently filed reports with the federal banking regulatory agencies, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies’ “well capitalized” standards and all of MetLife, Inc.’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards.

The following table contains the RBC ratios and the regulatory requirements for MetLife, Inc., as a bank holding company, and MetLife Bank:

MetLife, Inc.
RBC Ratios — Bank Holding Company
December 31,

			Regulatory	Regulatory
			Requirements	Requirements
	2006	2005	Minimum	“Well Capitalized”

Total RBC Ratio	9.89%	9.57%	8.00%	10.00%
Tier 1 RBC Ratio	9.51%	9.21%	4.00%	6.00%
Tier 1 Leverage Ratio	5.55%	5.39%	4.00%	n/a

MetLife Bank
RBC Ratios — Bank
December 31,

			Regulatory	Regulatory
			Requirements	Requirements
	2006	2005	Minimum	“Well Capitalized”

Total RBC Ratio	11.44%	11.78%	8.00%	10.00%
Tier 1 RBC Ratio	10.88%	11.22%	4.00%	6.00%
Tier 1 Leverage Ratio	5.98%	5.96%	4.00%	5.00%

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

Liquidity Sources

Dividends.  The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment reserves, reserve calculation assumptions, goodwill and surplus notes.

The table below sets forth the dividends permitted to be paid to the Holding Company without insurance regulatory approval and dividends paid to the Holding Company:

	2005		2006			2007
	Permitted w/o		Permitted w/o			Permitted w/o
Company	Approval(1)	Paid(2)	Approval(1)	Paid(2)		Approval(5)

Metropolitan Life	$880	$3,200	$863	$863		$919
MetLife Insurance Company of Connecticut	$—	$—	$—	$917	(3)	$690
Metropolitan Tower Life Insurance Company	$54	$927	$85	$2,300	(4)	$104
Metropolitan Property and Casualty Insurance Company	$187	$400	$178	$300		$16

(1)	Reflects dividend amounts paid during the relevant year without prior regulatory approval.

(2)	Includes amounts paid including those requiring regulatory approval.

(3)	Includes a return of capital of $259 million.

(4)	This dividend reflects the proceeds associated with the sale of Peter Cooper Village and Stuyvesant Town properties to be used for general corporate purposes.

(5)	Reflects dividend amounts that may be paid during 2007 without prior regulatory approval. If paid before a specified date during 2007, some or all of such dividend amount may require regulatory approval.

MetLife Mexico S.A. paid $116 million in dividends to the Holding Company for the year ended December 31, 2006. For the year ended December 31, 2006, there were returns of capital of $154 million to the Holding Company from other subsidiaries.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. At December 31, 2006 and 2005, the Holding Company had $3.9 billion and $668 million in liquid assets, respectively.

Global Funding Sources.  Liquidity is also provided by a variety of both short-term and long-term instruments, commercial paper, medium- and long-term debt, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short-and long-term borrowing, as needed.

At December 31, 2006 and 2005, the Holding Company had $616 million and $961 million in short-term debt outstanding, respectively. At December 31, 2006 and 2005, the Holding Company had $7.0 billion and $7.3 billion of unaffiliated long-term debt outstanding, respectively. At December 31, 2006 and 2005, the Holding Company had $500 million and $286 million of affiliated long-term debt outstanding, respectively.

On April 27, 2005, the Holding Company filed a shelf registration statement (the “2005 Registration Statement”) with the SEC, covering $11 billion of securities. On May 27, 2005, the 2005 Registration Statement became effective, permitting the offer and sale, from time to time, of a wide range of debt and equity securities. In addition to the $11 billion of securities registered on the 2005 Registration Statement, $3.9 billion of registered but unissued securities remained available for issuance by the Holding Company as of such date, from the $5.0 billion shelf registration statement filed with the SEC during the first quarter of 2004, permitting the Holding Company to issue an aggregate of $14.9 billion of registered securities. The terms of any offering will be established at the time of the offering.

During December 2006, the Holding Company issued $1.25 billion of junior subordinated debentures under the 2005 Registration Statement. During June 2005, in connection with the Holding Company’s acquisition of Travelers, the Holding Company issued $2.0 billion senior notes, $2.07 billion of common equity units and $2.1 billion of preferred stock under the 2005 Registration Statement. In addition, $0.7 billion of senior notes were sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended, a portion of which may be resold in the United States under the 2005 Registration Statement. Remaining capacity under the 2005 Registration Statement after such issuances is $5.4 billion.

Debt Issuances.  On December 21, 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances” for further information.

On September 29, 2006, the Holding Company issued $204 million of affiliated long-term debt with an interest rate of 6.07% maturing in 2016.

On March 31, 2006, the Holding Company issued $10 million of affiliated long-term debt with an interest rate of 5.70% maturing in 2016.

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

The following table summarizes the Holding Company’s outstanding senior notes issuances, excluding any premium or discount:

Issue Date	Principal	Interest Rate	Maturity
	(In millions)

June 2005	$1,000	5.00%	2015
June 2005	$1,000	5.70%	2035
June 2005(1)	$783	5.25%	2020
December 2004(1)	$686	5.38%	2024
June 2004	$350	5.50%	2014
June 2004	$750	6.38%	2034
November 2003	$500	5.00%	2013
November 2003	$200	5.88%	2033
December 2002	$400	5.38%	2012
December 2002	$600	6.50%	2032
November 2001	$750	6.13%	2011

(1)	This amount represents the translation of pounds sterling into U.S. dollars using the noon buying rate on December 29, 2006 of $1.9586 as announced by the Federal Reserve Bank of New York.

See also “— Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Common Equity Units” for a description of $2,134 million of junior subordinated debt securities issued in connection with the issuance of common equity units.

Preferred Stock.  On June 13, 2005, the Holding Company issued 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $600 million.

On June 16, 2005, the Holding Company issued 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares,” together with the Series A preferred shares, collectively, the “Preferred Shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share for aggregate proceeds of $1.5 billion.

The Preferred Shares rank senior to the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company’s Board of Directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of: (i) 1.00% above three-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company’s common stock — or any other securities ranking junior to the Preferred Shares — unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

The Holding Company is prohibited from declaring dividends on the Preferred Shares if it fails to meet specified capital adequacy, net income and shareholders’ equity levels. In addition, under Federal Reserve Board policy, the Holding Company may not be able to pay dividends if it does not earn sufficient operating income.

The Preferred Shares do not have voting rights except in certain circumstances where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Preferred Shares have certain voting rights with respect to members of the Board of Directors of the Holding Company.

The Preferred Shares are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Preferred Shares are redeemable, but not prior to September 15, 2010. On and after that date, subject to regulatory approval, the Preferred Shares will be redeemable at the Holding Company’s option in whole or in part, at a redemption price of $25 per Preferred Share, plus declared and unpaid dividends.

See “— Liquidity and Capital Resources — The Holding Company — Liquidity Uses — Dividends.”

Common Equity Units.  In connection with financing the acquisition of Travelers on July 1, 2005, the Holding Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005.

Each common equity unit has an initial stated amount of $25 per unit and consists of:

•	a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II (“Series A Trust”), with an initial liquidation amount of $1,000.

•	a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III (“Series B Trust” and, together with the Series A Trust, the “Trusts”), with an initial liquidation amount of $1,000.

•	a stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company’s common stock, par value $0.01 per share, for a purchase price of $12.50.

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

The trust preferred securities have remarketing dates which correspond with the initial and subsequent stock purchase dates to provide the holders of the common equity units with the proceeds to exercise the stock purchase contracts. The initial stock purchase date is expected to be August 15, 2008, but could be deferred for quarterly periods until February 15, 2009, and the subsequent stock purchase date is expected to be February 15, 2009, but could be deferred for quarterly periods until February 15, 2010. At the remarketing date, the remarketing agent will have the ability to reset the interest rate on the trust preferred securities to generate sufficient remarketing proceeds to satisfy the common equity unit holder’s obligation under the stock purchase contract, subject to a reset cap for each of the first two attempted remarketings of each series. The interest rate on the supporting junior subordinated debt securities issued by the Holding Company will be reset at a commensurate rate. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the trust preferred securities, as necessary, in subsequent quarters through February 15, 2009 for the Series A trust preferred securities and through February 15, 2010 for the Series B trust preferred securities. The final attempt at remarketing will not be subject to the reset cap. If all remarketing attempts are unsuccessful, the Holding Company has the right, as a secured party, to apply the liquidation amount on the trust preferred securities to the common equity unit holders obligation under the stock purchase contract and to deliver to the common equity unit holder a junior subordinated debt security payable on

August 15, 2010 at an annual rate of 4.82% and 4.91% on the Series A and Series B trust preferred securities, respectively, in payment of any accrued and unpaid distributions.

Each stock purchase contract requires (i) the Holding Company to pay the holder of the common equity unit quarterly contract payments on the stock purchase contracts at the annual rate of 1.510% on the stated amount of $25 per stock purchase contract until the initial stock purchase date and at the annual rate of 1.465% on the remaining stated amount of $12.50 per stock purchase contract thereafter; and (ii) the holder of the common equity unit to purchase, and the Holding Company to sell, for $12.50, on each of the initial stock purchase date and the subsequent stock purchase date, a number of newly issued or treasury shares of the Holding Company’s common stock, par value $0.01 per share, equal to the applicable settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the closing price of the common stock during a specified 20-day period immediately preceding the applicable stock purchase date. Accordingly, upon settlement in the aggregate, the Holding Company will receive proceeds of $2,070 million and issue between 39.0 million and 47.8 million shares of common stock. The stock purchase contract may be exercised at the option of the holder at any time prior to the settlement date. However, upon early settlement, the holder will receive the minimum settlement rate.

Credit Facilities.  The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in each of 2009 and 2010, which it shares with MetLife Funding) as of December 31, 2006. Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers’ commercial paper programs. At December 31, 2006, there were no borrowings against these credit facilities. At December 31, 2006, $970 million of the unsecured credit facilities support the letters of credit issued on behalf of the Company, all of which is in support of letters of credit issued on behalf of the Holding Company.

Committed Facilities.  Information on the capacity and outstanding balances of all committed facilities as of December 31, 2006 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party	Expiration		Capacity	Issuances	Commitments	(Years)
			(In millions)

MetLife Reinsurance Company of South Carolina	July 2010	(1)	$2,000	$2,000	$—	4
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016	(2)	500	490	10	10
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	225	225	—	19
Exeter Reassurance Company Ltd.	March 2025	(1)(3)	250	250	—	19
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	325	58	267	19
Exeter Reassurance Company Ltd.	December 2026	(1)	901	140	761	20
Exeter Reassurance Company Ltd..	December 2027	(1)	650	330	320	21

Total			$4,851	$3,493	$1,358

(1)	The Holding Company is a guarantor under this agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	On June 1, 2006, the letter of credit issuer elected to extend the initial stated termination date of each respective letter of credit to the respective dates indicated.

Letters of Credit.  At December 31, 2006, the Holding Company had $970 million in outstanding letters of credit from various banks. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Liquidity Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)

October 24, 2006	November 6, 2006	December 15, 2006	$0.59	$450
October 25, 2005	November 7, 2005	December 15, 2005	$0.52	$394

Future common stock dividend decisions will be determined by the Holding Company’s Board of Directors after taking into consideration factors such as the Company’s current earnings, expected medium- and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. Furthermore, the payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 15, 2006	November 30, 2006	December 15, 2006	$0.4038125	$10	$0.4062500	$24
August 15, 2006	August 31, 2006	September 15, 2006	$0.4043771	$10	$0.4062500	$24
May 16, 2006	May 31, 2006	June 15, 2006	$0.3775833	$9	$0.4062500	$24
March 6, 2006	February 28, 2006	March 15, 2006	$0.3432031	$9	$0.4062500	$24
November 15, 2005	November 30, 2005	December 15, 2005	$0.3077569	$8	$0.4062500	$24
August 22, 2005	August 31, 2005	September 15, 2005	$0.2865690	$7	$0.4017361	$24

See “— Subsequent Events.”

Affiliated Capital Transactions.  During the years ended December 31, 2006 and 2005, the Holding Company invested an aggregate of $1.8 billion and $904 million, respectively, in various affiliated transactions.

On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company’s ownership percentage of RGA to approximately 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined, resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At December 31, 2006, the Company’s ownership was approximately 53% of RGA.

The Holding Company lends funds, as necessary, to its affiliates, some of which are regulated, to meet their capital requirements. Such loans are included in loans to affiliates and consisted of the following at:

	Interest		December 31,
Affiliate	Rate	Maturity Date	2006	2005
			(In millions)

Metropolitan Life	7.13%	December 15, 2032	$400	$400
Metropolitan Life	7.13%	January 15, 2033	100	100
Metropolitan Life	5.00%	December 31, 2007	800	800
MetLife Investors USA Insurance Company	7.35%	April 1, 2035	400	400

Total			$1,700	$1,700

Debt Repayments.  The Holding Company repaid a $500 million 5.25% senior note which matured on December 1, 2006 and a $1,006 million 3.911% senior note which matured on May 15, 2005.

Share Repurchase.  On October 26, 2004, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program, of which $216 million remained as of December 31, 2006. On February 27, 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. Upon the date of this authorization, the amount remaining under these repurchase programs is approximately $1.2 billion. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) and in privately negotiated transactions. As a result of the acquisition of Travelers, the Holding Company had suspended its common stock repurchase activity. During the fourth quarter of 2006, as announced, the Holding Company resumed its share repurchase program.

On December 1, 2006, the Holding Company repurchased 3,993,024 shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Holding Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

The following table summarizes the 2006, 2005 and 2004 common stock repurchase activity of the Holding Company, which includes the accelerated common stock repurchase agreements in the fourth quarters of 2006 and 2004:

	December 31,
	2006	2005	2004
	(In millions, except number of shares)

Shares repurchased	8,608,824	—	26,373,952
Cost	$500	$—	$1,000

Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock.

Support Agreements.  The Holding Company has net worth maintenance agreements with two of its insurance subsidiaries, MetLife Investors and First MetLife Investors Insurance Company. Under these agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level RBC, as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2006.

In connection with the acquisition of Travelers, the Holding Company committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of MRSC, formerly The Travelers Life and Annuity Reinsurance Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less deferred policy acquisition costs).

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

Based on management’s analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries, including Metropolitan Life, that are permitted to be paid without prior insurance regulatory approval, its portfolio of liquid assets, anticipated securities issuances and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all operating expenses and meet its cash needs.

Subsequent Events

On February 27, 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. See “— Liquidity and Capital Resources — The Holding Company — Liquidity Uses — Share Repurchase” for further information.

On February 16, 2007, the Holding Company’s Board of Directors announced dividends of $0.3975000 per share, for a total of $10 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Holding Company anticipates will be made on or about March 5, 2007, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 15, 2007 to shareholders of record as of February 28, 2007.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $3.0 billion and $2.7 billion at December 31, 2006 and 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $3.0 billion at December 31, 2006 and 2005, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities and Bridge Loans

The Company commits to lend funds under bank credit facilities and bridge loans. The amounts of these unfunded commitments were $1.9 billion and $346 million at December 31, 2006 and 2005, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. The Company’s commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Liquidity Uses — Investment and Other.”

Credit Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Credit Facilities” and “— Letters of Credit” for further descriptions of such arrangements.

Share-Based Arrangements

In connection with the issuance of the common equity units, the Holding Company has issued forward stock purchase contracts under which the Holding Company will issue, in 2008 and 2009, between 39.0 and 47.8 million shares, depending upon whether the share price is greater than $43.45 and less than $53.10. See “— Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Common Equity Units.”

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, with a cumulative maximum of $3.6 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the year ended December 31, 2006, the Company did not record any additional liabilities for indemnities, guarantees and commitments. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to indemnities provided in connection with a certain disposition. The Company’s recorded liabilities at December 31, 2006 and 2005 for indemnities, guarantees and commitments were $5 million and $9 million, respectively.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $396 million at December 31, 2006. The credit default swaps expire at various times during the next ten years.

Other Commitments

MetLife Insurance Company of Connecticut (“MICC”) is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company’s consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC’s residential mortgages and mortgage-backed securities to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC, the FHLB of Boston’s recovery is limited to the amount of MICC’s liability under the outstanding funding agreements. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $926 million and $1.1 billion at December 31, 2006 and 2005, respectively, which is included in PABs.

MetLife Bank is a member of the FHLB of NY and holds $54 million and $43 million of common stock of the FHLB of NY, at December 31, 2006 and 2005, respectively, which is included in equity securities on the Company’s consolidated balance sheet. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $998 million and $855 million at December 31, 2006 and 2005, respectively, which is included in long-term debt.

Metropolitan Life is a member of the FHLB of NY and holds $136 million of common stock of the FHLB of NY, which is included in equity securities on the Company’s consolidated balance sheet. Metropolitan Life had no funding agreements with the FHLB of NY at December 31, 2006 or 2005.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $100 million and $207 million at December 31, 2006 and 2005, respectively.

Pensions and Other Postretirement Benefit Plans

Description of Plans

Plan Description Overview

The Subsidiaries sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. As of December 31, 2006, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

The Subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of the Subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for a covered subsidiary, may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees or their beneficiaries contribute a portion of the total cost of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy postretirement medical benefits.

Financial Summary

Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions (“SFAS 87”), as amended, establishes the accounting for pension plan obligations. Under SFAS 87, the projected pension benefit obligation (“PBO”) is defined as the actuarially calculated present value of vested and non-vested pension benefits accrued based on future salary levels. The accumulated pension benefit obligation (“ABO”) is the actuarial present value of vested and non-vested pension benefits accrued based on current salary levels. The PBO and ABO of the pension plans are set forth in the following section.

Prior to December 31, 2006, SFAS 87 also required the recognition of an additional minimum pension liability and an intangible asset (limited to unrecognized prior service cost) if the market value of pension plan assets was less than the ABO at the measurement date. The excess of the additional minimum pension liability over the allowable intangible asset was charged, net of taxes, to accumulated other comprehensive income. The Company’s additional minimum pension liability was $78 million, and the intangible asset was $12 million, at December 31, 2005. The excess of the additional minimum pension liability over the intangible asset of $66 million ($41 million, net of income tax) was recorded as a reduction of accumulated other comprehensive income. At December 31, 2006, the Company’s additional minimum pension liability was $92 million. The minimum pension liability of $59 million, net of income tax of $33 million, was recorded as a reduction of accumulated other comprehensive income.

SFAS No. 106, Employers Accounting for Postretirement Benefits Other than Pensions, as amended, (“SFAS 106”), establishes the accounting for expected postretirement plan benefit obligations (“EPBO”) which represents the actuarial present value of all postretirement benefits expected to be paid after retirement to employees and their dependents. Unlike the PBO for pensions, the EPBO is not recorded in the financial statements but is used in measuring the periodic expense. The accumulated postretirement plan benefit obligations (“APBO”) represents the actuarial present value of future postretirement benefits attributed to employee services rendered through a particular date. The APBO is recorded in the financial statements and is set forth below.

As described more fully in “ — Adoption of New Accounting Pronouncements”, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r) (“SFAS 158”), effective December 31, 2006. Upon adoption, the Company was required to recognize in the consolidated balance sheet the funded status of defined benefit pension and other postretirement plans. Funded status is measured as the difference between the fair value of plan assets and the benefit obligation, which is the PBO for pension plans and the APBO for other postretirement plans. The change to recognize funded status eliminated the additional minimum pension liability provisions of SFAS 87. In addition, the Company recognized as an adjustment to accumulated other comprehensive income, net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and the remaining net transition asset or obligation that have not yet been included in net periodic benefit cost as of the date of adoption. The adoption of SFAS 158 resulted in a reduction of $744 million, net of income tax, to accumulated other comprehensive income, which is included as a component of total consolidated stockholders’ equity. The following table summarizes the adjustments to the December 31, 2006 consolidated balance sheet in order to effect the adoption of SFAS 158.

	December 31, 2006
		Additional
		Minimum
	Pre	Pension	Adoption of	Post
	SFAS 158	Liability	SFAS 158	SFAS 158
Balance Sheet Caption	Adjustments	Adjustment	Adjustment	Adjustments
	(In millions)

Other assets: Prepaid pension benefit cost	$1,937	$—	$(993)	$944
Other assets: Intangible asset	$12	$(12)	$—	$—
Other liabilities: Accrued pension benefit cost	$(505)	$(14)	$(79)	$(598)
Other liabilities: Accrued other postretirement benefit cost	$(802)	$—	$(99)	$(901)

Accumulated other comprehensive income (loss), before income tax:
Defined benefit plans	$(66)	$(26)	$(1,171)	$(1,263)
Minority interest		$—	$8
Deferred income tax		$8	$419

Accumulated other comprehensive income (loss), net of income tax:
Defined benefit plans	$(41)	$(18)	$(744)	$(803)

A December 31 measurement date is used for all the Company’s defined benefit pension and other postretirement benefit plans.

The benefit obligations and funded status of the Subsidiaries’ defined benefit pension and other postretirement benefit plans, as determined in accordance with the applicable provisions described above, were as follows:

	December 31, 2006
			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In millions)

Benefit obligation at end of year	$5,959	$5,766	$2,073	$2,176
Fair value of plan assets at end of year	6,305	5,518	1,172	1,093

Funded status at end of year	$346	(248)	$(901)	(1,083)

Unrecognized net actuarial (gains) losses		1,528		377
Unrecognized prior service cost (credit)		54		(122)
Unrecognized net asset at transition		—		1

Net prepaid (accrued) benefit cost recognized		$1,334		$(827)

Components of net amount recognized:
Qualified plan prepaid benefit cost		$1,696		$—
Non-qualified plan accrued benefit cost		(362)		(827)

Net prepaid (accrued) benefit cost recognized		1,334		(827)
Intangible asset		12		—
Additional minimum pension liability		(78)		—

Net amount recognized		$1,268		$(827)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$944	$1,708	$—	$—
Other liabilities	(598)	(440)	(901)	(827)

Net amount recognized	$346	$1,268	$(901)	$(827)

Accumulated other comprehensive (income) loss:
Net actuarial (gains) losses	$1,123	$—	$328	$—
Prior service cost (credit)	41	—	(230)	—
Net asset at transition	—	—	1	—
Additional minimum pension liability	—	66	—	—

	1,164	66	99	—
Deferred income tax and minority interest	(423)	(25)	(37)	—

	$741	$41	$62	$—

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans were as follows:

	Qualified Plan		Non-Qualified Plan		Total
	2006	2005	2006	2005	2006	2005
	(In millions)

Aggregate fair value of plan assets (principally Company contracts)	$6,305	$5,518	$—	$—	$6,305	$5,518
Aggregate projected benefit obligation	5,381	5,258	578	508	5,959	5,766

Over (under) funded status	$924	$260	$(578)	$(508)	$346	$(248)

The accumulated benefit obligation for all defined benefit pension plans was $5,505 million and $5,349 million at December 31, 2006 and 2005,respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2006	2005
	(In millions)

Projected benefit obligation	$594	$538
Accumulated benefit obligation	$501	$449
Fair value of plan assets	$—	$19

Information for pension and other postretirement plans with a projected benefit obligation in excess of plan assets is as follows:

	December 31,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
		(In millions)

Projected benefit obligation	$623	$538	$2,073	$2,176
Fair value of plan assets	$25	$19	$1,172	$1,093

Pension and Other Postretirement Benefit Plan Obligations

Pension Plan Obligations

Obligations, both PBO and ABO, of the defined benefit pension plans are determined using a variety of actuarial assumptions, from which actual results may vary. Some of the more significant of these assumptions include the discount rate used to determine the present value of future benefit payments, the expected rate of compensation increases and average expected retirement age.

Assumptions used in determining pension plan obligations were as follows:

	December 31,
	2006	2005

Weighted average discount rate	6.00%	5.82%
Rate of compensation increase	3% - 8%	3% - 8%
Average expected retirement age	61	61

The discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high-quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate PBO when due. The yield of this hypothetical portfolio, constructed of bonds rated AA or better by Moody’s Investors Services resulted in a discount rate of approximately 6.00% and 5.82% for the defined pension plans as of December 31, 2006 and 2005, respectively.

A decrease (increase) in the discount rate increases (decreases) the PBO. This increase (decrease) to the PBO is amortized into earnings as an actuarial loss (gain). Based on the December 31, 2006 PBO, a 25 basis point decrease (increase) in the discount rate would result in an increase (decrease) in the PBO of approximately $180 million. At the end of 2006, total net actuarial losses were $1,123 million, as compared to $1,528 million in 2005. The majority of these net actuarial losses are due to lower discount rates in recent years. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2006, the average remaining service period of active employees was 8.2 years for the pension plans.

As the benefits provided under the defined pension plans are calculated as a percentage of future earnings, an assumption of future compensation increases is required to determine the projected benefit obligation. These rates are derived through periodic analysis of historical demographic data conducted by an independent actuarial firm. The last review of such data was conducted using salary information through 2003 and the Company believes that no circumstances have subsequently occurred that would result in a material change to the compensation rate assumptions.

Other Postretirement Benefit Plan Obligations

The APBO is determined using a variety of actuarial assumptions, from which actual results may vary. Some of the more significant of these assumptions include the discount rate, the healthcare cost trend rate and the average expected retirement age. The determination of the discount rate and the average expected retirement age are substantially consistent with the determination described previously for the pension plans.

The assumed healthcare cost trend rates used in measuring the APBO were as follows:

	December 31,
	2006	2005

Pre-Medicare eligible claims	9.0% down to 5% in 2014	9.5% down to 5% in 2014
Medicare eligible claims	11.0% down to 5% in 2018	11.5% down to 5% in 2018

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost components	$14	$(12)
Effect of accumulated postretirement benefit obligation	$176	$(147)

A decrease (increase) in the discount rate increases (decreases) the APBO. This increase (decrease) to the APBO is amortized into earnings as an actuarial loss (gain). Based on the December 31, 2006 APBO, a 25 basis point decrease (increase) in the discount rate would result in an increase (decrease) in the APBO of approximately $60 million.

At the end of 2006, total net actuarial losses were $328 million, as compared to $377 million in 2005. The majority of the net actuarial losses are due to lower discount rates in recent years, an increase in expected healthcare inflation and changes in demographic assumptions. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the other postretirement benefit plans. At the end of 2006, the average remaining service period of active employees was 9.6 years for the other postretirement benefit plans.

The Company began receiving subsidies on prescription drug benefits during 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”). The APBO was remeasured effective July 1, 2004 in order to determine the effect of the expected subsidies on net periodic other postretirement benefit cost. As a result, the APBO was reduced by $213 million at July 1, 2004. A summary of the reduction to the APBO and related reductions in the components of net periodic postretirement benefit cost is as follows:

	December 31,
	2006	2005	2004
	(In millions)

Cumulative reduction in benefit obligation:
Beginning of year	$298	$230	$—
Service cost	6	6	3
Interest cost	19	16	6
Net actuarial gains (losses)	15	46	221
Prescription drug subsidy	(10)	—	—

End of year	$328	$298	$230

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Reduction in net periodic benefit cost:
Service cost	$6	$6	$3
Interest cost	19	16	6
Amortization of net actuarial gains (losses)	30	23	8

Total reduction in net periodic benefit cost	$55	$45	$17

The Company received subsidies of $8 million for prescription claims processed from January 1, 2006 through September 30, 2006 and expects to receive an additional $2 million in 2007 for prescription claims processed October 1, 2006 through December 31, 2006.

Pension and Other Postretirement Net Periodic Benefit Cost

Pension Cost

Net periodic pension cost is comprised of the following:

i)	Service Cost — Service cost is the increase in the projected pension benefit obligation resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

ii)	Interest Cost on the Liability — Interest cost is the time value adjustment on the projected pension benefit obligation at the end of each year.

iii)	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated pension fund assets in a particular year.

iv)	Amortization of Prior Service Cost — This cost relates to the increase or decrease to pension benefit cost for service provided in prior years due to amendments in plans or initiation of new plans. As the economic benefits of these costs are realized in the future periods, these costs are amortized to pension expense over the expected service years of the employees.

v)	Amortization of Net Actuarial Gains or Losses — Actuarial gains and losses result from differences between the actual experience and the expected experience on pension plan assets or projected pension benefit obligation during a particular period. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the projected pension benefit obligation or the market-related value of plan assets, they are amortized into pension expense over the expected service years of the employees.

The Subsidiaries recognized pension expense of $180 million in 2006 as compared to $146 million in 2005 and $129 million in 2004. The major components of net periodic pension cost described above were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Service cost	$163	$142	$129
Interest cost	335	318	311
Expected return on plan assets	(454)	(446)	(428)
Amortization of net actuarial (gains) losses	125	116	101
Amortization of prior service cost (credit)	11	16	16

Net periodic benefit cost	$180	$146	$129

The increase in expense was primarily a result of both increases in service and interest cost and amortization of net actuarial losses resulting largely from lower discount rates, partially offset by the impact of an increase in the expected return on plan assets due to a larger plan assets base.

The estimated net actuarial losses and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $54 million and $12 million, respectively.

The weighted average discount rate used to calculate the net periodic pension cost was 5.82%, 5.83% and 6.10% for the years ended December 31, 2006, 2005 and 2004, respectively.

The weighted average expected rate of return on pension plan assets used to calculate the net periodic pension cost for the years ended December 31, 2006, 2005 and 2004 was 8.25%, 8.50% and 8.50%, respectively. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries’ policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. The actual net return on the investments has been an approximation of the estimated return for the pension plan in 2006, 2005 and 2004.

Based on the December 31, 2006 asset balances, a 25 basis point increase (decrease) in the expected rate of return on plan assets would result in a decrease (increase) in net periodic benefit cost of $15 million for the pension plans.

Other Postretirement Benefit Cost

The net periodic other postretirement benefit cost consists of the following:

i)	Service Cost — Service cost is the increase in the expected postretirement plan benefit obligation resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

ii)	Interest Cost on the Liability — Interest cost is the time value adjustment on the expected postretirement benefit obligation at the end of each year.

iii)	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated other postretirement fund assets in a particular year.

iv)	Amortization of Prior Service Cost — This cost relates to the increase or decrease to other postretirement benefit cost for service provided in prior years due to amendments in plans or initiation of new plans. As the economic benefits of these costs are realized in the future periods these costs are amortized to other postretirement benefit expense over the expected service years of the employees.

v)	Amortization of Net Actuarial Gains or Losses — Actuarial gains and losses result from differences between the actual experience and the expected experience on other postretirement benefit plan assets or expected postretirement plan benefit obligation during a particular year. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the accumulated postretirement plan benefit obligation or the market-related value of plan assets, they are amortized into other postretirement benefit expense over the expected service years of the employees.

The Subsidiaries recognized other postretirement benefit expense of $60 million in 2006 as compared to $77 million in 2005 and $62 million in 2004. The major components of net periodic other postretirement benefit cost described above were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Service cost	$35	$37	$32
Interest cost	117	121	119
Expected return on plan assets	(79)	(79)	(77)
Amortization of net actuarial (gains) losses	23	15	7
Amortization of prior service cost (credit)	(36)	(17)	(19)

Net periodic benefit cost	$60	$77	$62

The increase in expense from 2004 to 2005 was primarily a result of increases in service and interest cost as well as increased amortization of net actuarial losses resulting largely from lower discount rates. Despite a continued increase in amortization of net actuarial losses due to lower discount rates in recent years, the other postretirement benefit expense decreased from 2005 to 2006 due to changes in plan benefits that resulted in decreased service and interest cost and increases in amortization of prior service credits.

The estimated net actuarial losses and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $14 million and $36 million, respectively.

The weighted average discount rate used to calculate the net periodic postretirement cost was 5.82%, 5.98% and 6.20% for the years ended December 31, 2006, 2005 and 2004, respectively.

The weighted average expected rate of return on plan assets used to calculate the net other postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004 was 7.42%, 7.51% and 7.91%, respectively. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries’ policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. The actual net return on the investments has been an approximation of the estimated return for the other postretirement plans in 2006, 2005 and 2004.

Based on the December 31, 2006 asset balances, a 25 basis point increase (decrease) in the expected rate of return on plan assets would result in a decrease (increase) in net periodic benefit cost of $3 million for the other postretirement plans.

Pension and Other Postretirement Benefit Plan Assets

Pension Plan Assets

Substantially all assets of the pension plans are invested within group annuity and life insurance contracts issued by the Subsidiaries. The majority of assets are held in separate accounts established by the Subsidiaries. The account values of assets held with the Subsidiaries were $6,205 million and $5,432 million as of December 31, 2006 and 2005, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

Net assets invested in separate accounts are stated at the aggregate fair value of units of participation. Such value reflects accumulated contributions, dividends and realized and unrealized investment gains or losses apportioned to such contributions, less withdrawals, distributions, allocable expenses relating to the purchase, sale and maintenance of the assets and an allocable part of such separate accounts’ investment expenses.

Separate account investments in fixed income and equity securities are generally carried at published market value, or if published market values are not readily available, at estimated market values. Investments in short-term fixed income securities are generally reflected as cash equivalents and carried at fair value. Real estate investments are carried at estimated fair value based on appraisals performed by third-party real estate appraisal firms, and generally, determined by discounting projected cash flows over periods of time and at interest rates deemed appropriate for each investment. Information on the physical value of the property and the sales prices of comparable properties is used to corroborate fair value estimates. Estimated fair value of hedge fund net assets is generally determined by third-party pricing vendors using quoted market prices or through the use of pricing models which are affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market supply and demand, market volatility and liquidity.

The following table summarizes the actual and target weighted-average allocations of pension plan assets within the separate accounts:

	December 31,
	Weighted		Weighted
	Average		Average
	Actual		Target
	Allocation		Allocation
	2006	2005	2007

Asset Category
Equity securities	42%	47%	30% - 65%
Fixed maturities	42%	37%	20% - 70%
Other	16%	16%	0% - 25%

Total	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions

Other Postretirement Benefit Plan Assets

Substantially all assets of the other postretirement benefit plans are invested within life insurance and reserve contracts issued by the Subsidiaries. The majority of assets are held in separate accounts established by the Subsidiaries. The account values of assets held with the Subsidiaries were $1,116 million and $1,039 million as of December 31, 2006 and 2005, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

The valuation of separate accounts and the investments within such separate accounts invested in by the other postretirement plans are similar to that described in the preceding section on pension plans.

The following table summarizes the actual and target weighted-average allocations of other postretirement benefit plan assets within the separate accounts:

	December 31,
	Weighted		Weighted
	Average		Average
	Actual		Target
	Allocation		Allocation
	2006	2005	2007

Asset Category
Equity securities	37%	42%	30% - 45%
Fixed maturities	57%	53%	45% - 70%
Other	6%	5%	0% - 10%

Total	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Funding and Cash Flows of Pension and Other Postretirement Benefit Plan Obligations

Pension Plan Obligations

It is the Subsidiaries’ practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the ERISA, as amended, and/or to maintain a fully funded ABO. In accordance with such practice, no contributions were required for the years ended December 31, 2006 or 2005. No contributions will be required for 2007. The Subsidiaries elected to make discretionary contributions to the qualified pension plans of $350 million for the year ended December 31, 2006. No contributions were made during the year ended December 31, 2005. The Subsidiaries expect to make additional discretionary contributions of $150 million in 2007.

Benefit payments due under the non-qualified pension plans are funded from the Subsidiaries’ general assets as they become due under the provision of the plans. These payments totaled $38 million and $35 million for the years ended December 31, 2006 and 2005, respectively. These benefit payments are expected to be at approximately the same level in 2007.

Gross pension benefit payments for the next ten years, which reflect expected future service as appropriate, are expected to be as follows:

Pension
Benefits
(In millions)

2007	$337
2008	$349
2009	$367
2010	$372
2011	$385
2012-2016	$2,141

Other Postretirement Benefit Plan Obligations

Other postretirement benefits represent a non-vested, non-guaranteed obligation of the Subsidiaries and current regulations do not require specific funding levels for these benefits. While the Subsidiaries have funded such plans in advance, it has been the Subsidiaries’ practice to use their general assets to pay claims as they come due in lieu of utilizing plan assets. These payments totaled $152 million and $160 million for the years ended December 31, 2006 and 2005, respectively.

The Subsidiaries’ expect to make contributions of $132 million, based upon expected gross benefit payments, towards the other postretirement plan obligations in 2007. As noted previously, the Subsidiaries expect to receive subsidies under the Prescription Drug Act to partially offset such payments.

Gross other postretirement benefit payments for the next ten years, which reflect expected future service where appropriate, and gross subsidies to be received under the Prescription Drug Act are expected to be as follows:

	Gross	Prescription	Net
	Benefits	Drug Subsidies	Benefits
	(In millions)

2007	$132	$(14)	$118
2008	$137	$(14)	$123
2009	$142	$(15)	$127
2010	$148	$(16)	$132
2011	$154	$(16)	$138
2012-2016	$837	$(98)	$739

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2006	2005
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$45	$45
Premium tax offsets currently available for paid assessments	7	8
Receivable for reimbursement of paid assessments(1)	10	10

	$62	$63

Liability:
Insolvency assessments	$90	$90

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

Assessments levied against the Company were $2 million, $4 million and $10 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

Adoption of New Accounting Pronouncements

Defined Benefit and Other Postretirement Plans

Effective December 31, 2006, the Company adopted SFAS 158. The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the:

(i)	recognition in the statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans;

(ii)	recognition as an adjustment to accumulated other comprehensive income (loss), net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and net asset or obligation at transition that have not yet been included in net periodic benefit costs as of the end of the year of adoption;

(iii)	recognition of subsequent changes in funded status as a component of other comprehensive income;

(iv)	measurement of benefit plan assets and obligations as of the date of the statement of financial position; and

(v)	disclosure of additional information about the effects on the employer’s statement of financial position.

The adoption of SFAS 158 resulted in a reduction of $744 million, net of income tax, to accumulated other comprehensive income, which is included as a component of total consolidated stockholders’ equity. As the Company’s measurement date for its pension and other postretirement benefit plans is already December 31 there is no impact of adoption due to changes in measurement date.

Stock Compensation Plans

As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) including supplemental application guidance issued by the SEC in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) — using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

Under the modified prospective transition method, compensation expense recognized during the year ended December 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(r).

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

SFAS 123 allowed forfeitures of stock-based awards to be recognized as a reduction of compensation expense in the period in which the forfeiture occurred. Upon adoption of SFAS 123(r), the Company changed its policy and now incorporates an estimate of future forfeitures into the determination of compensation expense when recognizing expense over the requisite service period. The impact of this change in accounting policy was not significant to the Company’s consolidated financial position or results of operations for the year ended December 31, 2006.

Additionally, for awards granted after adoption, the Company changed its policy from recognizing expense for stock-based awards over the requisite service period to recognizing such expense over the shorter of the requisite service period or the period to attainment of retirement-eligibility.

Prior to the adoption of SFAS 123(r), the Company presented tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flows. SFAS 123(r) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options be classified and reported as a financing cash inflow upon adoption of SFAS 123(r).

Derivative Financial Instruments

The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

(iv)	amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

•	Effective October 1, 2006, the Company adopted SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“Issue B40”). Issue B40 clarifies that a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS 133, if it meets both of the following criteria: (i) the right to accelerate the settlement if the securitized interest cannot be controlled by the investor; and (ii) the securitized interest itself does not contain an embedded derivative (including an interest rate-related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The adoption of Issue B40 did not have a material impact on the Company’s consolidated financial statements.

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective November 15, 2006, the Company adopted SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted prospectively Emerging Issues Task Force (“EITF”) Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. The adoption of EITF 05-7 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). EITF 05-8 concludes that: (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference; and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid-in capital. EITF 05-8 was applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  The adoption of EITF 05-8 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements.

Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) No. FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company’s consolidated financial statements.

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s consolidated financial statements, and has provided the required disclosures.

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes.  During 2005, the Company recorded a $27 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded. As of January 1, 2006, the repatriation provision of the AJCA no longer applies to the Company.

Effective July 1, 2004, the Company prospectively adopted FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 provides accounting guidance to employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The Company began receiving subsidies on prescription drug benefits during 2006 under the Prescription Drug Act based on the Company’s determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. The postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced by $213 million at July 1, 2004.

Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2004, the Company adopted EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128 (“EITF 03-6”). EITF 03-6 provides guidance on determining whether a security should be considered a participating security for purposes of computing earnings per common share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company’s earnings per common share calculations or amounts.

Effective January 1, 2004, the Company adopted SOP 03-1 as interpreted by a Technical Practice Aid (“TPA”), issued by the American Institute of Certified Public Accountants (“AICPA”) and FSP No. FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability. SOP 03-1 provides guidance on: (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which was reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability, under certain variable annuity and life contracts and income tax. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income tax, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company’s consolidated financial statements. In accordance with SOP 03-1’s guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and PABs. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income tax, which were reported as cumulative effects of changes in accounting. As a result of the adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income tax of $46 million, for the year ended December 31, 2004.

Future Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for fiscal years beginning after December 15, 2006. The Company does not expect FSP EITF 00-19-2 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133 which is to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures in the Company’s consolidated financial statements.

In July 2006, the FASB issued FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The guidance in FSP 13-2 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FSP 13-2 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company expects to recognize a reduction to the January 1, 2007 balance of retained earnings of between $35 million and $60 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial statements.

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

In addition, in February 2007 related TPAs were issued by the AICPA to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. Based on the Company’s interpretation of SOP 05-1 and related TPAs, the adoption of SOP 05-1 will result in a reduction to DAC and VOBA relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. The Company estimates that the adoption of SOP 05-1 as of January 1, 2007 will result in a cumulative effect adjustment of between $275 million and $310 million, net of income tax, which will be recorded as a reduction to retained earnings. In addition, the Company estimates that accelerated DAC and VOBA amortization will reduce 2007 net income by approximately $25 million to $35 million, net of income tax.

Investments

The Company’s primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Company is exposed to three primary sources of investment risk:

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

Composition of Portfolio and Investment Results

The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company’s investment portfolio at:

	December 31,
	2006	2005	2004
	(In millions)

FIXED MATURITY SECURITIES
Yield(1)	6.16%	6.00%	6.53%
Investment income(2)	$12,077	$10,400	$9,015
Investment gains (losses)	$(1,119)	$(868)	$71
Ending carrying value(2)	$244,187	$230,875	$176,377
MORTGAGE AND CONSUMER LOANS
Yield(1)	6.60%	6.81%	6.99%
Investment income(3)	$2,411	$2,236	$1,951
Investment gains (losses)	$(8)	$17	$(47)
Ending carrying value	$42,239	$37,190	$32,406
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1)	11.55%	10.59%	11.69%
Investment income	$549	$467	$515
Investment gains (losses)	$4,898	$2,139	$162
Ending carrying value	$4,986	$4,665	$4,233
POLICY LOANS
Yield(1)	5.99%	6.00%	6.15%
Investment income	$603	$572	$541
Ending carrying value	$10,228	$9,981	$8,899
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS
Yield(1)	14.18%	12.83%	9.96%
Investment income	$1,067	$798	$404
Investment gains (losses)	$85	$159	$208
Ending carrying value	$9,912	$7,614	$5,095
CASH AND SHORT-TERM INVESTMENTS
Yield(1)	5.51%	3.66%	3.00%
Investment income	$442	$362	$153
Investment gains (losses)	$(2)	$(2)	$(1)
Ending carrying value	$9,816	$7,324	$6,710
OTHER INVESTED ASSETS(5)(6)
Yield(1)	9.60%	8.96%	6.55%
Investment income	$821	$570	$290
Investment gains (losses)	$(705)	$502	$(149)
Ending carrying value	$10,428	$8,078	$5,295

	December 31,
	2006	2005	2004
	(In millions)

TOTAL INVESTMENTS
Gross investment income yield(1)	6.62%	6.35%	6.69%
Investment fees and expenses yield	(0.15)%	(0.14)%	(0.14)%

NET INVESTMENT INCOME YIELD	6.47%	6.21%	6.55%

Gross investment income	$17,970	$15,405	$12,869
Investment fees and expenses	$(404)	$(339)	$(260)

NET INVESTMENT INCOME	$17,566	$15,066	$12,609

Ending carrying value	$331,796	$305,727	$239,015

Gross investment gains	$5,754	$3,340	$1,314
Gross investment losses	$(2,035)	$(1,578)	$(587)
Writedowns	$(136)	$(116)	$(212)

Subtotal	$3,583	$1,646	$515
Derivative & other instruments not qualifying for hedge accounting	$(434)	$301	$(271)

INVESTMENT GAINS (LOSSES)	$3,149	$1,947	$244

Minority interest — Investment gains (losses)	$—	$(9)	$(9)
Investment gains (losses) tax benefit (provision)	$(1,114)	$(681)	$(77)

INVESTMENT GAINS (LOSSES), NET OF INCOME TAX	$2,035	$1,257	$158

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $759 million and $825 million in ending carrying value and $71 million and $14 million of investment income related to trading securities for the years ended December 31, 2006 and 2005, respectively. The Company did not have any trading securities during the year ended December 31, 2004.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income from real estate and real estate joint ventures is $84 million, $151 million and $261 million of gains related to discontinued operations for the years ended December 31, 2006, 2005 and 2004, respectively. Included in investment gains (losses) from real estate and real estate joint ventures is $4.8 billion, $2.1 billion and $146 million of gains related to discontinued operations for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $290 million, $99 million and $51 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $6 million and ($13) million for the years ended December 31, 2006 and 2005, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on PABs that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

(6)	Included in investment gains (losses) from other invested assets for the year ended December 31, 2004 is a charge of $26 million related to a funds withheld reinsurance treaty that was converted to a coinsurance agreement. This amount is classified in investment income in the consolidated statements of income.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly traded and privately placed debt securities, and represented 73% and 75% of total cash and invested assets at December 31, 2006 and 2005, respectively. Based on estimated fair value, public fixed maturity securities represented $210.6 billion, or 87%, and $200.2 billion, or 87%, of total fixed maturity securities at December 31, 2006 and 2005, respectively. Based on estimated fair value, private fixed maturity securities represented $32.8 billion, or 13%, and $29.9 billion, or 13%, of total fixed maturity securities at December 31, 2006 and 2005, respectively.

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

The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations (“NRSROs”) for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or higher by Moody’s, or rated “BBB-” or higher by Standard & Poor’s (“S&P”) and Fitch Ratings Insurance Group (“Fitch”)), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		December 31, 2006			December 31, 2005
		Cost or			Cost or
		Amortized	Estimated	% of	Amortized	Estimated	% of
NAIC Rating	Rating Agency Designation(1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$175,400	$178,915	73.5%	$161,427	$165,748	72.0%
2	Baa	46,217	47,189	19.4	47,720	49,132	21.4
3	Ba	9,403	9,806	4.0	8,807	9,154	4.0
4	B	6,913	7,125	2.9	5,667	5,711	2.5
5	Caa and lower	370	377	0.2	287	290	0.1
6	In or near default	12	16	—	18	15	—

	Total fixed maturity securities	$238,315	$243,428	100.0%	$223,926	$230,050	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. Beginning in the third quarter of 2005, the Company incorporated Fitch into its rating agency designations to be consistent with the Lehman Brothers’ ratings convention. If no rating is available from a rating agency, then the MetLife rating is used.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $17.3 billion and $15.2 billion at December 31, 2006 and 2005, respectively. These securities had a net unrealized gain of $627 million and $392 million at December 31, 2006 and 2005, respectively. Non-income producing fixed maturity securities were $16 million and $15 million at December 31, 2006 and 2005, respectively. Unrealized gains (losses) associated with non-income producing fixed maturity securities were $4 million and ($3) million at December 31, 2006 and 2005, respectively.

The cost or amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are shown below:

	December 31,
	2006		2005
	Cost or		Cost or	Estimated
	Amortized	Estimated	Amortized	Fair
	Cost	Fair Value	Cost	Value
	(In millions)

Due in one year or less	$7,014	$7,102	$7,111	$7,152
Due after one year through five years	45,782	46,367	36,105	36,562
Due after five years through ten years	40,213	40,817	45,303	46,256
Due after ten years	63,280	66,982	58,827	63,563

Subtotal	156,289	161,268	147,346	153,533
Mortgage-backed and asset-backed securities	82,026	82,160	76,580	76,517

Total fixed maturity securities	$238,315	$243,428	$223,926	$230,050

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Sales or disposals of fixed maturity and equity securities classified as available-for-sale are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Proceeds	$89,869	$127,709	$57,604
Gross investment gains	$580	$704	$844
Gross investment losses	$(1,533)	$(1,391)	$(516)

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,618	$2,049	$1,017	$75,650	31.1%
Residential mortgage-backed securities	51,602	385	321	51,666	21.2
Foreign corporate securities	34,231	1,924	386	35,769	14.7
U.S. Treasury/agency securities	29,897	984	248	30,633	12.6
Commercial mortgage-backed securities	16,556	193	144	16,605	6.8
Asset-backed securities	13,868	75	54	13,889	5.7
Foreign government securities	11,037	1,598	34	12,601	5.2
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.1

Total fixed maturity securities	$238,315	$7,445	$2,332	$243,428	100.0%

Common stock	$1,798	$487	$16	$2,269	44.2%
Non-redeemable preferred stock	2,788	103	29	2,862	55.8

Total equity securities(1)	$4,586	$590	$45	$5,131	100.0%

	December 31, 2005
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,532	$2,816	$838	$74,510	32.4%
Residential mortgage-backed securities	47,365	353	472	47,246	20.5
Foreign corporate securities	33,578	1,842	439	34,981	15.2
U.S. Treasury/agency securities	25,643	1,401	86	26,958	11.7
Commercial mortgage-backed securities	17,682	223	207	17,698	7.7
Asset-backed securities	11,533	91	51	11,573	5.0
Foreign government securities	10,080	1,401	35	11,446	5.0
State and political subdivision securities	4,601	185	36	4,750	2.1
Other fixed maturity securities	912	17	41	888	0.4

Total fixed maturity securities	$223,926	$8,329	$2,205	$230,050	100.0%

Common stock	$2,004	$250	$30	$2,224	66.6%
Non-redeemable preferred stock	1,080	45	11	1,114	33.4

Total equity securities(1)	$3,084	$295	$41	$3,338	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $238 million and $472 million at December 31, 2006 and 2005, respectively.

Fixed Maturity and Equity Security Impairment.  The Company classifies all of its fixed maturity and equity securities as available-for-sale and marks them to market through other comprehensive income, except for non-marketable private equities, which are generally carried at cost and trading securities which are carried at fair value with subsequent changes in fair value recognized in net investment income. All securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors, as described in “— Summary of Critical Accounting Estimates — Investments,” about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time as the factors that caused the declines improve.

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturity and equity securities were $82 million, $64 million and $102 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s three largest impairments totaled $33 million, $40 million and $53 million for the years ended December 31, 2006, 2005 and 2004, respectively. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. During the years ended December 31, 2006, 2005 and 2004, the Company sold or disposed of fixed maturity and equity securities at a loss that had a fair value of $70.3 billion, $93.9 billion and $29.9 billion, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $1.5 billion, $1.4 billion and $516 million for the years ended December 31, 2006, 2005 and 2004 respectively.

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity securities and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2006
	Cost or Amortized		Gross Unrealized		Number of
	Cost		Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,384	$36	$549	$12	9,240	83
Six months or greater but less than nine months	3,143	3	56	1	706	2
Nine months or greater but less than twelve months	12,199	14	211	4	989	1
Twelve months or greater	48,066	29	1,537	7	4,787	6

Total	$115,792	$82	$2,353	$24	15,722	92

	December 31, 2005
					Number of
	Cost or Amortized Cost		Gross Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$92,512	$213	$1,707	$51	11,441	308
Six months or greater but less than nine months	3,704	5	108	2	456	7
Nine months or greater but less than twelve months	5,006	—	133	—	573	2
Twelve months or greater	7,555	23	240	5	924	8

Total	$108,777	$241	$2,188	$58	13,394	325

At December 31, 2006 and 2005, $2.4 billion and $2.2 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held eight fixed maturity securities and equity securities each with a gross unrealized loss at December 31, 2006 each greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity securities and equity securities. The Company held one fixed maturity security with a gross unrealized loss at December 31, 2005 greater than $10 million. This security represented less than 1%, or $10 million of the gross unrealized loss on fixed maturity and equity securities.

At December 31, 2006 and 2005, the Company had $2.4 billion and $2.2 billion, respectively, of gross unrealized loss related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2006	2005

Sector:
U.S. corporate securities	43%	37%
Residential mortgage-backed securities	14	21
Foreign corporate securities	16	20
U.S. Treasury/agency securities	10	4
Commercial mortgage-backed securities	6	9
Other	11	9

Total	100%	100%

Industry:
Industrial	23%	22%
Mortgage-backed	20	30
Government	12	5
Finance	11	11
Utility	10	6
Other	24	26

Total	100%	100%

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

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	December 31, 2006		December 31, 2005
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Industrial	$39,535	35.5%	$41,332	37.7%
Foreign(1)	35,769	32.1	34,981	31.9
Finance	21,746	19.5	19,222	17.6
Utility	13,105	11.8	12,633	11.6
Other	1,264	1.1	1,323	1.2

Total	$111,419	100.0%	$109,491	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At December 31, 2006 and 2005, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $6.8 billion and $6.2 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at December 31, 2006 and 2005 was $970 million and $943 million, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	December 31, 2006		December 31, 2005
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$33,034	40.2%	$29,679	38.8%
Pass-through securities	18,632	22.7	17,567	23.0

Total residential mortgage-backed securities	51,666	62.9	47,246	61.8
Commercial mortgage-backed securities	16,605	20.2	17,698	23.1
Asset-backed securities	13,889	16.9	11,573	15.1

Total	$82,160	100.0%	$76,517	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At December 31, 2006 and 2005, $51.0 billion and $46.3 billion, respectively, or 99% and 98%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

At December 31, 2006 and 2005, $13.8 billion and $13.3 billion, respectively, or 83% and 75%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. Credit card receivables and home equity loans, accounting for about 35% and 22% of the total holdings, respectively, constitute the largest exposures in the Company’s asset-backed securities portfolio. At December 31, 2006 and 2005, $8.0 billion and $6.1 billion, respectively, or 57% and 53%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

Structured Investment Transactions.  The Company participates in structured investment transactions which enhance the Company’s total return on its investment portfolio principally by providing equity-based returns on debt securities through structured notes and similar instruments. The carrying value of such investments, included in fixed maturity securities, was $354 million and $362 million at December 31, 2006 and 2005, respectively. The related net investment income recognized was $43 million, $28 million and $45 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Trading Securities

During 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income related to fixed maturity securities.

At December 31, 2006 and 2005, trading securities were $759 million and $825 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $387 million and $460 million, respectively. The Company had pledged $614 million and $375 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio for the years ended December 31, 2006 and 2005, respectively.

As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers’ investment in Tribeca Citigroup Investments Ltd. (“Tribeca”). Tribeca was a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, MetLife was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. At December 31, 2005, $452 million of trading securities and $190 million of the short sale agreements were related to Tribeca. Net investment income related to the trading activities of Tribeca, which included interest and dividends earned and net realized and unrealized gains (losses), was $12 million and $6 million for the six months ended June 30, 2006 and the year ended December 31, 2005.

During the second quarter of 2006, MetLife’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and, as of June 30, 2006, was accounted for under the equity method of accounting. The equity method investment at December 31, 2006 of $82 million was included in other limited partnership interests. Net investment income related to the Company’s equity method investment in Tribeca was $9 million for the six months ended December 31, 2006.

During the years ended December 31, 2006 and 2005, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities totaled $71 million and $14 million, respectively. Changes in the fair value of such trading securities and short sale agreement liabilities, totaled $26 million and less than a million for the years ended December 31, 2006 and 2005, respectively. The Company did not have any trading securities during the year ended December 31, 2004.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 12.7% and 12.2% of the Company’s total cash and invested assets at December 31, 2006 and 2005, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	December 31, 2006		December 31, 2005
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$31,847	75.4%	$28,022	75.4%
Agricultural mortgage loans	9,213	21.8	7,700	20.7
Consumer loans	1,179	2.8	1,468	3.9

Total	$42,239	100.0%	$37,190	100.0%

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	December 31,		December 31,
	2006		2005
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$7,663	24.0%	$6,818	24.3%
South Atlantic	6,881	21.6	6,093	21.8
Middle Atlantic	4,858	15.3	4,689	16.7
East North Central	2,879	9.0	3,078	11.0
West South Central	2,631	8.3	2,069	7.4
New England	1,301	4.1	1,295	4.6
International	2,832	8.9	1,817	6.5
Mountain	859	2.7	861	3.1
West North Central	799	2.5	825	2.9
East South Central	452	1.4	381	1.4
Other	692	2.2	96	0.3

Total	$31,847	100.0%	$28,022	100.0%

Property Type
Office	$15,083	47.4%	$13,453	48.0%
Retail	6,552	20.6	6,398	22.8
Apartments	3,772	11.8	3,102	11.1
Industrial	2,850	8.9	2,656	9.5
Hotel	2,120	6.7	1,355	4.8
Other	1,470	4.6	1,058	3.8

Total	$31,847	100.0%	$28,022	100.0%

The following table presents the scheduled maturities for the Company’s commercial mortgage loans at:

	December 31,		December 31,
	2006		2005
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Due in one year or less	$1,772	5.6%	$1,052	3.8%
Due after one year through two years	3,006	9.4	2,138	7.6
Due after two years through three years	4,173	13.1	2,640	9.4
Due after three years through four years	3,822	12.0	4,037	14.4
Due after four years through five years	4,769	15.0	3,946	14.1
Due after five years	14,305	44.9	14,209	50.7

Total	$31,847	100.0%	$28,022	100.0%

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

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	December 31, 2006				December 31, 2005
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$31,996	100%	$153	0.5%	$28,158	100%	$147	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	3	—	—	—%	3	—	—	—%
Delinquent or under foreclosure	1	—	—	—%	8	—	—	—%

Total	$32,000	100.0%	$153	0.5%	$28,169	100.0%	$147	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans for the:

	Years Ended
	December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$147	$149	$122
Additions	25	43	53
Deductions	(19)	(45)	(26)

Balance at December 31,	$153	$147	$149

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans by both geographic region and product type.

Approximately 60% of the $9.2 billion of agricultural mortgage loans outstanding at December 31, 2006 were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

	December 31, 2006				December 31, 2005
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$9,172	99.4%	$11	0.1%	$7,635	99.0%	$8	0.1%
Restructured	9	0.1	—	—%	36	0.5	—	—%
Potentially delinquent	2	—	—	—%	3	—	1	33.3%
Delinquent or under foreclosure	48	0.5	7	14.6%	37	0.5	2	5.4%

Total	$9,231	100.0%	$18	0.2%	$7,711	100.0%	$11	0.1%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$11	$7	$6
Additions	10	4	5
Deductions	(3)	—	(4)

Balance at December 31,	$18	$11	$7

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans.

The following table presents the amortized cost and valuation allowances for consumer loans distributed by loan classification at:

	December 31, 2006				December 31, 2005
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$1,155	97.1%	$10	0.9%	$1,454	98.1%	$13	0.9%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	17	1.4	—	—%	9	0.6	—	—%
Delinquent or under foreclosure	18	1.5	1	5.6%	20	1.3	2	10.0%

Total	$1,190	100.0%	$11	0.9%	$1,483	100.0%	$15	1.0%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans for the:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$15	$1	$1
Additions	—	17	1
Deductions	(4)	(3)	(1)

Balance at December 31,	$11	$15	$1

Real Estate and Real Estate Joint Ventures

The Company’s real estate and real estate joint venture investments consist of commercial properties located primarily in the United States. At December 31, 2006 and 2005, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $5.0 billion and $4.7 billion, respectively, or 1.5% and 1.5%, of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances. The following table presents the carrying value of the Company’s real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

	December 31, 2006		December 31, 2005
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Real estate held-for-investment	$3,499	70.2%	$2,980	63.9%
Real estate joint ventures held-for-investment	1,477	29.6	926	19.8
Foreclosed real estate held-for-investment	3	0.1	4	0.1

	4,979	99.9	3,910	83.8

Real estate held-for-sale	7	0.1	755	16.2

Total real estate, real estate joint ventures and real estate held-for-sale	$4,986	100.0%	$4,665	100.0%

The Company’s carrying value of real estate held-for-sale was $7 million and $755 million at December 31, 2006 and 2005, respectively. Real estate and real estate joint ventures held-for-sale recognized impairments of $8 million and $5 million for the years ended December 31, 2006 and 2005, respectively. The carrying value of non-

income producing real estate and real estate joint ventures was $8 million and $37 million at December 31, 2006 and 2005, respectively. The Company owned real estate acquired in satisfaction of debt of $3 million and $4 million at December 31, 2006 and 2005, respectively.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real estate and real estate joint ventures were categorized as follows:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(In millions)

Office	$2,709	55%	$2,597	56%
Apartments	739	15	889	19
Retail	513	10	612	13
Developmental joint ventures	169	3	—	—
Real estate investment funds	401	8	45	1
Industrial	291	6	284	6
Land	71	1	43	1
Agriculture	32	1	32	1
Other	61	1	163	3

Total	$4,986	100%	$4,665	100%

The Company’s real estate holdings are primarily located in the United States. At December 31, 2006, 26%, 15% and 15% of the Company’s real estate holdings were located in New York, Texas and California, respectively.

Certain of the Company’s investments in real estate joint ventures meet the definition of a variable interest entity (“VIE”) under FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”). See “— Variable Interest Entities.”

In the fourth quarter of 2006, the Company closed the sale of its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Holding Company’s subsidiary, MTL. The sale resulted in a gain of $3 billion, net of income tax, and is included in income from discontinued operations in the consolidated statements of income.

In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income tax, of $431 million and $762 million, respectively, and is included in income from discontinued operations in the consolidated statements of income. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2006	2005
	(In millions)

Rental receivables, net	$1,055	$991
Estimated residual values	887	735

Subtotal	1,942	1,726
Unearned income	(694)	(645)

Investment in leveraged leases	$1,248	$1,081

The Company’s deferred income tax liability related to leveraged leases was $670 million and $679 million at December 31, 2006 and 2005, respectively. The rental receivables set forth above are generally due in periodic installments. The payment periods generally range from one to 15 years, but in certain circumstances are as long as 30 years.

The components of net income from investment in leveraged leases are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Income from investment in leveraged leases (included in net investment income)	$51	$54	$26
Income tax expense on leveraged leases	(18)	(19)	(9)

Net income from leveraged leases	$33	$35	$17

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $4.8 billion and $4.3 billion at December 31, 2006 and 2005, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. The Company’s investments in other limited partnership interests represented 1.4% of cash and invested assets at both December 31, 2006 and 2005.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

Other Invested Assets

The Company’s other invested assets consisted principally of leveraged leases of $1.3 billion and $1.1 billion, funds withheld at interest of $4.0 billion and $3.5 billion, and standalone derivatives with positive fair values and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts of $2.5 billion and $2.0 billion at December 31, 2006 and 2005, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company’s other invested assets represented 3.1% and 2.6% of cash and invested assets at December 31, 2006 and 2005, respectively.

Derivative Financial Instruments

The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company enters into income generation and synthetically created investment transactions as permitted by its insurance subsidiaries’ Derivatives Use Plans approved by the applicable state insurance departments.

The following table presents the notional amounts and current market or fair value of derivative financial instruments held at:

	December 31, 2006			December 31, 2005
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$27,148	$639	$150	$20,444	$653	$69
Interest rate floors	37,437	279	—	10,975	134	—
Interest rate caps	26,468	125	—	27,990	242	—
Financial futures	8,432	64	39	1,159	12	8
Foreign currency swaps	19,627	986	1,174	14,274	527	991
Foreign currency forwards	2,934	31	27	4,622	64	92
Options	587	306	8	815	356	6
Financial forwards	3,800	12	40	2,452	13	4
Credit default swaps	6,357	5	21	5,882	13	11
Synthetic GICs	3,739	—	—	5,477	—	—
Other	250	56	—	250	9	—

Total	$136,779	$2,503	$1,459	$94,340	$2,023	$1,181

The above table does not include notional values for equity futures, equity financial forwards, and equity options. At December 31, 2006 and 2005, the Company owned 2,749 and 3,305 equity futures contracts, respectively. Market values of equity futures are included in financial futures in the preceding table. At December 31, 2006 and 2005, the Company owned 225,000 and 213,000 equity financial forwards, respectively. Market values of equity financial forwards are included in financial forwards in the preceding table. At December 31, 2006 and 2005, the Company owned 74,864,483 and 4,720,254 equity options, respectively. Market values of equity options are included in options in the preceding table.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2006 and 2005, the Company was obligated to return cash collateral under its control of $428 million and $195 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of December 31, 2006 and 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $453 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2006 and 2005, none of the collateral had been sold or repledged.

As of December 31, 2006 and 2005, the Company provided collateral of $80 million and $4 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of December 31, 2006 and 2005, the Company pledged collateral of $105 million and $89 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2006; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	December 31, 2006
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets(1)	Loss(2)	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$—	$—	$1,909	$246
Real estate joint ventures(3)	53	45	399	41
Other limited partnership interests(4)	84	3	20,770	1,583
Other investments(5)	—	—	31,170	2,356

Total	$137	$48	$54,248	$4,226

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at December 31, 2006. The assets of the real estate joint ventures, other limited partnership interests and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships.

(5)	Other investments include securities that are not asset-backed securitizations or collateralized debt obligations.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $43.3 billion and $32.1 billion and an estimated fair value of

$44.1 billion and $33.0 billion were on loan under the program at December 31, 2006 and 2005, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $45.4 billion and $33.9 billion at December 31, 2006 and 2005, respectively. Security collateral of $100 million and $207 million, on deposit from customers in connection with the securities lending transactions at December 31, 2006 and 2005, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Separate Accounts

The Company had $144.4 billion and $127.9 billion held in its separate accounts, for which the Company does not bear investment risk, as of December 31, 2006 and 2005, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investments are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company must effectively manage, measure and monitor the market risk associated with its invested assets and interest rate sensitive insurance contracts. It has developed an integrated process for managing risk, which it conducts through its Corporate Risk Management Department, ALM Committees and additional specialists at the business segment level. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates. The equity and foreign currency portfolios do not expose the Company to material market risk (as described below).

MetLife generally uses option adjusted duration to manage interest rate risk and the methods and assumptions used are generally consistent with those used by the Company in 2005. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity market prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include GICs and annuities, which have the same type of interest rate exposure (medium- and long-term treasury rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company’s products in order to better match the duration of the assets and the liabilities they support.

See also “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Equity Market Prices.  The Company’s investments in equity securities expose it to changes in equity prices, as do certain liabilities that involve long-term guarantees on equity performance. It manages this risk on an integrated basis with other risks through its asset/liability management strategies. The Company also manages equity market price risk through industry and issuer diversification, asset allocation techniques and the use of derivatives.

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities, equity securities and liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the Canadian dollar and the British pound. The Company mitigates its fixed maturity securities’ foreign currency exchange rate risk through the utilization of foreign currency swaps and forward contracts. Through its investments in foreign subsidiaries, the Company is primarily exposed to the Canadian dollar, the Mexican peso, the Australian dollar, the Argentinean peso, the South Korean won, the Chilean peso, the Taiwanese dollar and the Japanese Yen. The Company has matched substantially all of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to currency exchange rate fluctuation. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Additionally, in some countries, local surplus is held entirely or in part in U.S. dollar assets which further minimizes exposure to exchange rate fluctuation risk.

Risk Management

Corporate Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards.

MetLife also has a separate Corporate Risk Management Department, which is responsible for risk throughout MetLife and reports to MetLife’s Chief Financial Officer. The Corporate Risk Management Department’s primary responsibilities consist of:

•	implementing a Board of Directors-approved corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring and monitoring those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Governance Committee of the Holding Company’s Board of Directors and various financial and non-financial senior management committees.

Asset/Liability Management.  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Portfolio Management Unit, the Financial Management and Oversight Asset/Liability Management Unit, and the operating business segments under the supervision of the various product line specific ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios on a periodic basis, establishing investment guidelines and limits and providing oversight of the asset/liability management process. The portfolio managers and asset sector specialists, who have responsibility on a day-to-day basis for risk management of their respective investing activities, implement the goals and objectives established by the ALM Committees.

See also “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Each of MetLife’s business segments has an asset/liability officer who works with portfolio managers in the investment department to monitor investment, product pricing, hedge strategy and liability management issues. MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of its securities investments and liabilities to interest rate movements. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. Department regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

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

Hedging Activities.  To reduce interest rate risk, MetLife’s risk management strategies incorporate the use of various interest rate derivatives to adjust the overall duration and cash flow profile of its invested asset portfolios to better match the duration and cash flow profile of its liabilities. Such instruments include financial futures, financial forwards, interest rate and credit default swaps, caps, floors and options. MetLife also uses foreign currency swaps and forwards to hedge its foreign currency denominated fixed income investments. In 2004, MetLife initiated a hedging strategy for certain equity price risks within its liabilities using equity futures and options.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at December 31, 2006 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

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

Earnings and Cash Flows.  MetLife calculates the potential change in earnings and cash flows on the change in its earnings and cash flows over a one-year period based on an immediate 10% change (increase or decrease) in interest rates and equity prices. The following factors were incorporated into the earnings and sensitivity analyses:

•	the reinvestment of fixed maturity securities;

•	the reinvestment of payments and prepayments of principal related to mortgage-backed securities;

•	the re-estimation of prepayment rates on mortgage-backed securities for each 10% change (increase or decrease) in interest rates; and

•	the expected turnover (sales) of fixed maturity and equity securities, including the reinvestment of the resulting proceeds.

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at December 31, 2006. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at December 31, 2006 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s portfolio was:

December 31, 2006
(In millions)

Non-trading:
Interest rate risk	$5,975
Equity price risk	$241
Foreign currency exchange rate risk	$690
Trading:
Interest rate risk	$25

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments by type of asset or liability:

	December 31, 2006
			Assuming a
			10% increase
	Notional	Estimated	in the yield
	Amount	Fair Value	curve
	(In millions)

Assets
Fixed maturity securities		$243,428	$(6,034)
Equity securities		5,131	—
Mortgage and consumer loans		42,451	(733)
Policy loans		10,228	(307)
Short-term investments		2,709	(36)
Cash and cash equivalents		7,107	—
Mortgage loan commitments	$4,022	4	(12)
Commitments to fund bank credit facilities and bridge loans	$1,908	—	—

Total assets			$(7,122)

Liabilities
Policyholder account balances		$108,318	$833
Short-term debt		1,449	—
Long-term debt		10,149	364
Junior subordinated debt securities		3,759	60
Shares subject to mandatory redemption		357	—
Payables for collateral under securities loaned and other transactions		45,846	—

Total liabilities			$1,257

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$27,148	$489	$(37)
Interest rate floors	37,437	279	(100)
Interest rate caps	26,468	125	70
Financial futures	8,432	25	84
Foreign currency swaps	19,627	(188)	(95)
Foreign currency forwards	2,934	4	(1)
Options	587	298	(31)
Financial forwards	3,800	(28)	—
Credit default swaps	6,357	(16)	—
Synthetic GICs	3,739	—	—
Other	250	56	—

Total other			$(110)

Net change			$(5,975)

This quantitative measure of risk has increased by $452 million, or 8%, at December 31, 2006, from $5,523 million at December 31, 2005. This change was due to an increase of $540 million due to an increase in the yield curve, an increase of $550 million due to asset growth and $72 million of other. These increases are partially offset by a decrease of $140 million due to growth in derivative usage and a decrease of $570 million due to a decline in asset duration.

In addition to the analysis above, as part of its asset liability management program, the Company also performs an analysis of the sensitivity to changes in interest rates, including both insurance liabilities and financial instruments. As of December 31, 2006, a hypothetical instantaneous 10% decrease in interest rates applied to the Company’s liabilities, insurance and associated asset portfolios would reduce the fair value of equity by $350 million. Management does not expect that this sensitivity would produce a liquidity strain on the Company.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:
Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-3
Consolidated Statements of Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
Schedule I — Consolidated Summary of Investments — Other Than Investments in Affiliates at December 31, 2006	F-123
Schedule II — Condensed Financial Information (Parent Company Only) at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	F-124
Schedule III — Consolidated Supplementary Insurance Information for the years ended December 31, 2006, 2005 and 2004	F-133
Schedule IV — Consolidated Reinsurance for the years ended December 31, 2006, 2005 and 2004	F-135

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for defined benefit pension and other postretirement plans and for certain non-traditional long duration contracts and separate accounts as required by accounting guidance which the Company adopted on December 31, 2006 and January 1, 2004, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
March 1, 2007

METLIFE, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(In millions, except share and per share data)

	2006	2005

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $238,315 and $223,926, respectively)	$243,428	$230,050
Trading securities, at fair value (cost: $727 and $830, respectively)	759	825
Equity securities available-for-sale, at estimated fair value (cost: $4,586 and $3,084, respectively)	5,131	3,338
Mortgage and consumer loans	42,239	37,190
Policy loans	10,228	9,981
Real estate and real estate joint ventures held-for-investment	4,979	3,910
Real estate held-for-sale	7	755
Other limited partnership interests	4,781	4,276
Short-term investments	2,709	3,306
Other invested assets	10,428	8,078

Total investments	324,689	301,709

Cash and cash equivalents	7,107	4,018
Accrued investment income	3,347	3,036
Premiums and other receivables	14,490	12,186
Deferred policy acquisition costs and value of business acquired	20,851	19,641
Goodwill	4,897	4,797
Other assets	7,969	8,389
Separate account assets	144,365	127,869

Total assets	$527,715	$481,645

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$127,489	$123,204
Policyholder account balances	133,543	128,312
Other policyholder funds	9,139	8,331
Policyholder dividends payable	960	917
Policyholder dividend obligation	1,063	1,607
Short-term debt	1,449	1,414
Long-term debt	9,979	9,489

Junior subordinated debt securities	3,780	2,533
Shares subject to mandatory redemption	278	278
Current income tax payable	1,465	69
Deferred income tax liability	2,278	1,706
Payables for collateral under securities loaned and other transactions	45,846	34,515
Other liabilities	12,283	12,300
Separate account liabilities	144,365	127,869

Total liabilities	493,917	452,544

Contingencies, Commitments and Guarantees (Note 15)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding $2,100 aggregate liquidation preference	1	1

Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued; 751,984,799 and 757,537,064 shares outstanding at December 31, 2006 and 2005, respectively	8	8

Additional paid-in capital	17,454	17,274
Retained earnings	16,574	10,865
Treasury stock, at cost; 34,781,865 shares and 29,229,600 shares at December 31, 2006 and 2005, respectively	(1,357)	(959)
Accumulated other comprehensive income	1,118	1,912

Total stockholders’ equity	33,798	29,101

Total liabilities and stockholders’ equity	$527,715	$481,645

See accompanying notes to consolidated financial statements.

METLIFE, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions, except per share data)

	2006	2005	2004

Revenues
Premiums	$26,412	$24,860	$22,200
Universal life and investment-type product policy fees	4,780	3,828	2,867
Net investment income	17,192	14,817	12,272
Other revenues	1,362	1,271	1,198
Net investment gains (losses)	(1,350)	(93)	175

Total revenues	48,396	44,683	38,712

Expenses
Policyholder benefits and claims	26,431	25,506	22,662
Interest credited to policyholder account balances	5,246	3,925	2,997
Policyholder dividends	1,701	1,679	1,666
Other expenses	10,797	9,267	7,813

Total expenses	44,175	40,377	35,138

Income from continuing operations before provision for income tax	4,221	4,306	3,574

Provision for income tax	1,116	1,228	996

Income from continuing operations	3,105	3,078	2,578
Income from discontinued operations, net of income tax	3,188	1,636	266

Income before cumulative effect of a change in accounting, net of income tax	6,293	4,714	2,844
Cumulative effect of a change in accounting, net of income tax	—	—	(86)

Net income	6,293	4,714	2,758

Preferred stock dividends	134	63	—

Net income available to common shareholders	$6,159	$4,651	$2,758

Income from continuing operations available to common shareholders per common share
Basic	$3.90	$4.03	$3.43

Diluted	$3.85	$3.99	$3.41

Net income available to common shareholders per common share
Basic	$8.09	$6.21	$3.67

Diluted	$7.99	$6.16	$3.65

Cash dividends per common share	$0.59	$0.52	$0.46

See accompanying notes to consolidated financial statements.

METLIFE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions)

						Accumulated Other Comprehensive Income
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustment	Adjustment	Total

Balance at January 1, 2004	$—	$8	$14,991	$4,193	$(835)	$2,972	$(52)	$(128)	$21,149
Treasury stock transactions, net			46		(950)				(904)
Dividends on common stock				(343)					(343)
Comprehensive income (loss):
Net income				2,758					2,758
Other comprehensive income:
Unrealized gains (losses) on derivative instruments, net of income tax						(62)			(62)
Unrealized investment gains (losses), net of related offsets and income tax						(6)			(6)
Cumulative effect of a change in accounting, net of income tax						90			90
Foreign currency translation adjustments, net of income tax							144		144
Additional minimum pension liability adjustment, net of income tax								(2)	(2)

Other comprehensive income									164

Comprehensive income									2,922

Balance at December 31, 2004	—	8	15,037	6,608	(1,785)	2,994	92	(130)	22,824
Treasury stock transactions, net			58		99				157
Common stock issued in connection with acquisition			283		727				1,010
Issuance of preferred stock	1		2,042						2,043
Issuance of stock purchase contracts related to common equity units			(146)						(146)
Dividends on preferred stock				(63)					(63)
Dividends on common stock				(394)					(394)
Comprehensive income:
Net income				4,714					4,714
Other comprehensive income:
Unrealized gains (losses) on derivative instruments, net of income tax						233			233
Unrealized investment gains (losses), net of related offsets and income tax						(1,285)			(1,285)
Foreign currency translation adjustments, net of income tax							(81)		(81)
Additional minimum pension liability adjustment, net of income tax								89	89

Other comprehensive income									(1,044)

Comprehensive income									3,670

Balance at December 31, 2005	1	8	17,274	10,865	(959)	1,942	11	(41)	29,101
Treasury stock transactions, net			180		(398)				(218)
Dividends on preferred stock				(134)					(134)
Dividends on common stock				(450)					(450)
Comprehensive income:
Net income				6,293					6,293
Other comprehensive income:
Unrealized gains (losses) on derivative instruments, net of income tax						(43)			(43)
Unrealized investment gains (losses), net of related offsets and income tax						(35)			(35)
Foreign currency translation adjustments, net of income tax							46		46
Additional minimum pension liability adjustment, net of income tax								(18)	(18)

Other comprehensive income									(50)

Comprehensive income									6,243

Adoption of SFAS 158, net of income tax								(744)	(744)

Balance at December 31, 2006	$1	$8	$17,454	$16,574	$(1,357)	$1,864	$57	$(803)	$33,798

See accompanying notes to consolidated financial statements.

METLIFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In millions)

	2006	2005	2004

Cash flows from operating activities
Net income	$6,293	$4,714	$2,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	394	352	444
Amortization of premiums and accretion of discounts associated with investments, net	(618)	(201)	(110)
(Gains) losses from sales of investments and businesses, net	(3,492)	(2,271)	(302)
Equity earnings of real estate joint ventures

and other limited partnership interests	(459)	(416)	(153)
Interest credited to policyholder account balances	5,246	3,925	2,997
Interest credited to bank deposits	193	106	38
Universal life and investment-type product policy fees	(4,780)	(3,828)	(2,867)
Change in accrued investment income	(315)	(157)	(142)
Change in premiums and other receivables	(2,655)	(37)	78

Change in deferred policy acquisition costs, net	(1,317)	(1,043)	(1,331)
Change in insurance-related liabilities	5,031	5,709	5,346
Change in trading securities	(432)	(244)	—
Change in income tax payable	2,039	528	(135)
Change in other assets	1,712	347	(492)
Change in other liabilities	(202)	506	351
Other, net	(38)	29	30

Net cash provided by operating activities	6,600	8,019	6,510

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	113,321	155,709	87,451
Equity securities	1,313	1,062	1,686
Mortgage and consumer loans	8,348	8,462	3,954
Real estate and real estate joint ventures	6,211	3,668	1,268
Other limited partnership interests	1,768	1,132	799

Purchases of:
Fixed maturity securities	(129,644)	(169,111)	(94,275)
Equity securities	(1,052)	(1,509)	(2,178)
Mortgage and consumer loans	(13,472)	(10,902)	(9,931)
Real estate and real estate joint ventures	(1,523)	(1,451)	(872)
Other limited partnership interests	(1,915)	(1,105)	(894)

Net change in short-term investments	595	2,267	(740)
Additional consideration related to purchases of businesses	(115)	—	—
Purchases of businesses, net of cash received of $0, $852 and $0, respectively	—	(10,160)	(7)
Proceeds from sales of businesses, net of cash disposed of $0, $43 and $103, respectively	48	260	29
Net change in other invested assets	(2,411)	(450)	(566)
Other, net	(358)	(489)	(134)

Net cash used in investing activities	$(18,886)	$(22,617)	$(14,410)

See accompanying notes to consolidated financial statements.

	2006	2005	2004

Cash flows from financing activities
Policyholder account balances:
Deposits	$53,947	$52,077	$39,506
Withdrawals	(50,574)	(47,827)	(31,056)
Net change in payables for collateral under securities loaned and other transactions	11,331	4,138	1,595
Net change in short-term debt	35	(56)	(2,178)
Long-term debt issued	1,134	3,541	1,822
Long-term debt repaid	(732)	(1,430)	(119)
Preferred stock issued	—	2,100	—
Dividends on preferred stock	(134)	(63)	—
Junior subordinated debt securities issued	1,248	2,533	—
Treasury stock acquired	(500)	—	(1,000)
Dividends on common stock	(450)	(394)	(343)

Stock options exercised	83	72	46
Debt and equity issuance costs	(25)	(128)	—
Other, net	12	(53)	—

Net cash provided by financing activities	15,375	14,510	8,273

Change in cash and cash equivalents	3,089	(88)	373
Cash and cash equivalents, beginning of year	4,018	4,106	3,733

Cash and cash equivalents, end of year	$7,107	$4,018	$4,106

Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$—	$58	$57

Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$—	$58

Cash and cash equivalents, from continuing operations, beginning of year	$4,018	$4,048	$3,676

Cash and cash equivalents, from continuing operations, end of year	$7,107	$4,018	$4,048

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$819	$579	$362

Income tax	$409	$1,391	$977

Non-cash transactions during the year:
Business acquisitions:
Assets acquired	$—	$102,112	$20
Less: liabilities assumed	—	90,090	13

Net assets acquired	—	12,022	7

Less: cash paid	—	11,012	7

Business acquisitions, common stock issued	$—	$1,010	$—

Business dispositions:
Assets disposed	$—	$366	$923
Less: liabilities disposed	—	269	820

Net assets disposed	—	97	103

Plus: equity securities received	—	43	—

Less: cash disposed	—	43	103

Business disposition, net of cash disposed	$—	$97	$—

Contribution of equity securities to MetLife Foundation	$—	$1	$50

Accrual for stock purchase contracts related to common equity units	$—	$97	$—

Purchase money mortgage on real estate sale	$—	$—	$2

Real estate acquired in satisfaction of debt	$6	$1	$7

Transfer from funds withheld at interest to fixed maturity securities	$—	$—	$606

See accompanying notes to consolidated financial statements.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, Basis of Presentation, and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 9. Assets, liabilities, revenues, and expenses of the general account for 2005 and 2004 include amounts related to certain separate accounts previously reported in separate account assets and liabilities. See “Adoption of New Accounting Pronouncements.” Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures and partnership’s operations.

Minority interest related to consolidated entities included in other liabilities was $1.4 billion and $1.3 billion at December 31, 2006 and 2005, respectively.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2006 presentation.

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”), which is more fully described in Note 2. The acquisition was accounted for using the purchase method of accounting. Travelers’ assets, liabilities and results of operations were included in the Company’s results beginning July 1, 2005. The accounting policies of Travelers were conformed to those of MetLife upon acquisition.

Summary of Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

i)	the fair value of investments in the absence of quoted market values;

ii)	investment impairments;

iii)	the recognition of income on certain investments;

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

iv)	the application of the consolidation rules to certain investments;

v)	the fair value of and accounting for derivatives;

vi)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

vii)	the measurement of goodwill and related impairment, if any;

viii)	the liability for future policyholder benefits;

ix)	accounting for income taxes and the valuation of deferred tax assets;

x)	accounting for reinsurance transactions;

xi)	accounting for employee benefit plans; and

xii)	the liability for litigation and regulatory matters.

A description of such critical estimates is incorporated within the discussion of the related accounting policies which follow. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturity and equity securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships, short-term investments, and other invested assets. The accounting policies related to each are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

Interest income on fixed maturity securities is recorded when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. These dividends and interest income are recorded as part of net investment income.

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities. Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and asset-backed securities are obtained from broker-dealer survey values or internal estimates. For credit-sensitive mortgage-backed and asset-backed securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and asset-backed securities, the effective yield is recalculated on a retrospective basis.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost (See also Note 3) ; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The Company purchases and receives beneficial interests in special purpose entities (“SPEs”), which enhance the Company’s total return on its investment portfolio principally by providing equity-based returns on debt securities. These investments are generally made through structured notes and similar instruments (collectively, “Structured Investment Transactions”). The Company has not guaranteed the performance, liquidity or obligations of the SPEs and its exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company does not consolidate the SPEs as it has determined it is not the primary beneficiary. These Structured Investment Transactions are included in fixed maturity securities and their income is generally recognized using the retrospective interest method. Impairments of these investments are included in net investment gains (losses).

Trading Securities.  The Company’s trading securities portfolio, principally consisting of fixed maturity and equity securities, supports investment strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements and supports asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income. Related dividends and investment income are also included in net investment income.

Securities Lending.  Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% of the fair value of the securities loaned. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions are reported as investment income and investment expense, respectively, within net investment income.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage and Consumer Loans.  Mortgage and consumer loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Valuation allowances are established for the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. The Company also establishes allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or where the collection of interest is not considered probable. Cash receipts on such impaired loans are recorded as a reduction of the recorded investment. Gains and losses from the sale of loans and changes in valuation allowances are reported in net investment gains (losses).

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date.

Real Estate.  Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its fair value. The Company classifies the results of operations and the gain or loss on sale of a property that either has been disposed of or classified as held-for-sale as discontinued operations, if the ongoing operations of the property will be eliminated from the ongoing operations of the Company and if the Company will not have any significant continuing involvement in the operations of the property after the sale. Real estate held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. The Company periodically reviews its properties held-for-investment for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their fair value, with the impairment loss included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure of commercial and agricultural mortgage loans is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures and the

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnership’s operations. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and limited partnerships for impairments. For its cost method investments it follows an impairment analysis which is similar to the process followed for its fixed maturity and equity securities as described previously. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

Other Invested Assets.  Other invested assets consist principally of leveraged leases and funds withheld at interest. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions which are diversified by industry, asset type and geographic area. The Company recognizes income on the leveraged leases by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values and impairs them to expected values as needed.

Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies, and equal to the net statutory reserves, are withheld and continue to be legally owned by the ceding companies. The Company records a funds withheld receivable rather than the underlying investments. The Company recognizes interest on funds withheld at rates defined by the treaty terms which may be contractually specified or directly related to the investment portfolio and records it in net investment income.

Other invested assets also include stand-alone derivatives with positive fair values and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts.

Estimates and Uncertainties.  The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the recognition of impairments, the recognition of income on certain investments, and the determination of fair values.

The determination of the amount of allowances and impairments, as applicable, are described above by investment type. The determination of such allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates it evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

The recognition of income on certain investments (e.g. loan-backed securities including mortgage-backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present value or valuation techniques. The determination of fair values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

Additionally, when the Company enters into certain Structured Investment Transactions, real estate joint ventures and other limited partnerships for which the Company may be deemed to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, it may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party.

The use of different methodologies and assumptions as to the timing and amount of impairments, recognition of income and the determination of the fair value of investments may have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage the risk associated with variability in cash flows or changes in fair values related to the Company’s financial instruments. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheet either as assets within other invested assets or as liabilities within other liabilities at fair value as determined by quoted market prices or through the use of pricing models. The determination of fair value, when quoted market values are not available, is based on valuation methodologies and assumptions deemed appropriate under the circumstances. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market volatility, and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign currency exchange rates, other financial indices and credit ratings. Essential to the analysis of the fair value is risk of counterparty default. The use of different assumptions may have a material effect on the estimated derivative fair value amounts as well as the amount of reported net income.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, changes in the fair value of the derivative are reported in net investment gains (losses), in policyholder benefits and claims for economic hedges of liabilities embedded in certain variable annuity products offered by the Company or in net investment income for economic hedges of equity method investments in joint ventures. The fluctuations in fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments and measurement of hedge effectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported.

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

Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its fair value, with changes in fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under SFAS 133. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at fair value with the host contract and changes in their fair value are reported currently in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses). Additionally, the Company may elect to carry an entire contract on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses) if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets, as appropriate. The estimated life for company occupied real estate property is generally 40 years. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.5 billion and $1.4 billion at December 31, 2006 and 2005, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $721 million and $625 million at December 31, 2006 and 2005, respectively. Related depreciation and amortization expense was $129 million, $117 million and $112 million for the years ended December 31, 2006, 2005 and 2004, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.2 billion and $1.0 billion at December 31, 2006 and 2005, respectively. Accumulated amortization of capitalized software was $752 million and $661 million at December 31, 2006 and 2005, respectively. Related amortization expense was $112 million, $111 million and $139 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issue expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

DAC for property and casualty insurance contracts, which is primarily composed of commissions and certain underwriting expenses, is amortized on a pro rata basis over the applicable contract term or reinsurance treaty.

DAC related to internally replaced contracts are generally expensed at the date of replacement.

DAC and VOBA on life insurance or investment-type contracts are amortized in proportion to gross premiums, gross margins or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating and non-dividend-paying traditional contracts (term insurance, non-participating whole life insurance, non-medical health insurance, and traditional group life insurance) over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, and investment returns at policy issuance, or policy acquisition, as it relates to VOBA, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. For participating contracts (dividend paying traditional contracts within the closed block) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency, and other factor changes and policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes.

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

Sales Inducements

The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, goodwill within Corporate & Other is allocated to reporting units within the Company’s business segments. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess is recognized as an impairment and recorded as a charge against net income. The fair values of the reporting units are determined using a market multiple, a discounted cash flow model, or a cost approach. The critical estimates necessary in determining fair value are projected earnings, comparative market multiples and the discount rate.

Liability for Future Policy Benefits and Policyholder Account Balances

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. Utilizing these assumptions, liabilities are established on a block of business basis.

Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 8% for domestic business and 3% to 12% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.

Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of future benefit payments and related expenses less the present value of future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 4% to 7% for domestic business and 2% to 10% for international business.

Participating business represented approximately 10% and 11% of the Company’s life insurance in-force, and 38% and 41% of the number of life insurance policies in-force, at December 31, 2006 and 2005, respectively. Participating policies represented approximately 30% and 29%, 31% and 30%, and 35% and 34% of gross and net life insurance premiums for the years ended December 31, 2006, 2005 and 2004, respectively. The percentages indicated are calculated excluding the business of the reinsurance segment.

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3% to 11% for domestic business and 2% to 10% for international business.

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

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for unpaid claims and claim expenses for property and casualty insurance are included in future policyholder benefits and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liabilities for unpaid claims are estimated based upon the Company’s historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation. With respect to property and casualty insurance, such unpaid claims are reduced for anticipated salvage and subrogation. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies as follows:

•	Annuity guaranteed death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor’s 500 Index (“S&P”). The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Guaranteed income benefit (“GMIB”) liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.

•	Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

The Company establishes policyholder account balances (“PAB”) for guaranteed minimum benefit riders relating to certain variable annuity products as follows:

•	Guaranteed minimum withdrawal benefit riders (“GMWB”) guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is an embedded derivative, which is measured at fair value separately from the host variable annuity product.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Guaranteed minimum accumulation benefit riders (“GMAB”) provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.

•	For both GMWB and GMAB, the initial benefit base is increased by additional purchase payments made within a certain time period and decreases by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also increase as a result of an optional reset as defined in the contract.

•	The fair values of the GMWB and GMAB riders are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. In measuring the fair value of GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum withdrawal and accumulation benefits (at inception). The changes in fair value are reported in net investment gains (losses). Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees. These riders may be more costly than expected in volatile or declining markets, causing an increase in liabilities for future policy benefits, negatively affecting net income.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

PABs relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. PABs are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 0.3% to 14% for domestic business and 1% to 18% for international business, less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Bank deposits are also included in PABs.

Other Policyholder Funds

Other policyholder funds include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, and policyholder dividends left on deposit.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, long-term care and dental claims as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

The unearned revenue liability relates to universal life-type and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits and margins, similar to DAC. Such amortization is recorded in universal life and investment-type product policy fees.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for the prepayment of premiums on its group life and health contracts as premium received in advance and applies the cash received to premiums when due.

Also included in other policyholder funds are policyholder dividends due and unpaid on participating policies and policyholder dividends left on deposit. Such liabilities are presented at amounts contractually due to policyholders.

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life and annuity policies with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into operations in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

Premiums related to non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.

Deposits related to universal life-type and investment-type products are credited to PABs. Revenues from such contracts consist of amounts assessed against PABs for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related PABs.

Premiums related to property and casualty contracts are recognized as revenue on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written relating to the unexpired coverage, are included in future policy benefits.

Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.

Other Revenues

Other revenues include advisory fees, broker-dealer commissions and fees, and administrative service fees. Such fees and commissions are recognized in the period in which services are performed. Other revenues also include changes in account value relating to corporate-owned life insurance (“COLI”). Under certain COLI contracts, if the Company reports certain unlikely adverse results in its consolidated financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.

Policyholder Dividends

Policyholder dividends are approved annually by the insurance subsidiaries’ boards of directors. The aggregate amount of policyholder dividends is related to actual interest, mortality, morbidity and expense experience for the year, as well as management’s judgment as to the appropriate level of statutory surplus to be retained by the insurance subsidiaries.

Income Taxes

The Holding Company and its includable life insurance and non-life insurance subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Non-includable subsidiaries file either separate individual corporate tax returns or separate consolidated tax returns.

The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

For U.S. federal income tax purposes, the Company made an election in 2005 under the Code’s Section 338 as it relates to the Travelers acquisition. As a result of this election, the tax basis in the acquired assets and liabilities was adjusted as of the acquisition date resulting in a change to the related deferred income tax.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities (See also Note 14) or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.

Reinsurance

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance for its life and property and casualty insurance products.

For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the contract. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums and ceded (assumed) future policy benefit liabilities are established.

For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums and are reflected as a component of premiums and other receivables (future policy benefits). Such amounts are

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized through earned premiums over the remaining contract period in proportion to the amount of protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria of reinsurance accounting, amounts paid (received) in excess of (which do not exceed) the related insurance liabilities ceded (assumed) are recognized immediately as a loss. Any gains on such retroactive contracts are deferred and recorded in other liabilities. The gains are amortized primarily using the recovery method.

The assumptions used to account for both long and short-duration reinsurance contracts are consistent with those used for the underlying contracts. Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance contracts are included in premiums and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance contracts with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance contract.

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance contracts and are net of reinsurance ceded.

If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract as a deposit, net of related expenses. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenue or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenue or other expenses, as appropriate.

Amounts received from reinsurers for policy administration are reported in other revenues.

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

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year Treasury securities, for each account balance. As of December 31, 2006, virtually all the obligations are calculated using the traditional formula.

The Subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of the Subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the Subsidiaries, may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits.

SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), as amended, established the accounting for pension plan obligations. Under SFAS 87, the projected pension benefit obligation (“PBO”) is defined as the actuarially calculated present value of vested and non-vested pension benefits accrued based on future salary levels. The accumulated pension benefit obligation (“ABO”) is the actuarial present value of vested and non-vested pension benefits accrued based on current salary levels. Obligations, both PBO and ABO, of the defined benefit pension plans are determined using a variety of actuarial assumptions, from which actual results may vary, as described below.

SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“SFAS 106”), as amended, established the accounting for expected postretirement plan benefit obligations (“EPBO”) which represents the actuarial present value of all other postretirement benefits expected to be paid after retirement to employees and their dependents. Unlike for pensions, the EPBO is not recorded in the financial statements but is used in measuring the periodic expense. The accumulated postretirement plan benefit obligations (“APBO”) represents the actuarial present value of future other postretirement benefits attributed to employee services rendered through a particular date and is the valuation basis upon which liabilities are established. The APBO is determined using a variety of actuarial assumptions, from which actual results may vary, as described below.

Prior to December 31, 2006, the funded status of the pension and other postretirement plans, which is the difference between the fair value of plan assets and the PBO for pension plans and the APBO for other postretirement plans (collectively, the “Benefit Obligations”), were offset by the unrecognized actuarial gains or losses, prior service cost and transition obligations to determine prepaid or accrued benefit cost, as applicable. The net amount was recorded as a prepaid or accrued benefit cost, as applicable. Further, for pension plans, if the ABO exceeded the fair value of the plan assets, that excess was recorded as an additional minimum pension liability with a corresponding intangible asset. Recognition of the intangible asset was limited to the amount of any unrecognized prior service cost. Any additional minimum pension liability in excess of the allowable intangible asset was charged, net of income tax, to accumulated other comprehensive income.

As described more fully in “Adoption of New Accounting Pronouncements”, effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r) (“SFAS 158”). Effective with the adoption of SFAS 158 on December 31, 2006, the Company recognizes the funded status of the Benefit Obligations for each of its plans on the consolidated balance sheet. The actuarial gains or losses, prior service costs and credits,

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the remaining net transition asset or obligation that had not yet been included in net periodic benefit costs as of December 31, 2006 are now charged, net of income tax, to accumulated other comprehensive income. Additionally, these changes eliminated the additional minimum pension liability provisions of SFAS 87.

Net periodic benefit cost is determined using management estimates and actuarial assumptions to derive service cost, interest cost, and expected return on plan assets for a particular year. Net periodic benefit cost also includes the applicable amortization of any prior service cost (credit) arising from the increase (decrease) in prior years’ benefit costs due to plan amendments or initiation of new plans. These costs are amortized into net periodic benefit cost over the expected service years of employees whose benefits are affected by such plan amendments. Actual experience related to plan assets and/or the benefit obligations may differ from that originally assumed when determining net periodic benefit cost for a particular period, resulting in gains or losses. To the extent such aggregate gains or losses exceed 10 percent of the greater of the benefit obligations or the market-related asset value of the plans, they are amortized into net periodic benefit cost over the expected service years of employees expected to receive benefits under the plans.

The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its external consulting actuarial firm, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data, and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

The Subsidiaries also sponsor defined contribution savings and investment plans (“SIP”) for substantially all employees under which a portion of employee contributions are matched. Applicable matching contributions are made each payroll period. Accordingly, the Company recognizes compensation cost for current matching contributions. As all contributions are transferred currently as earned to the SIP trust, no liability for matching contributions is recognized in the consolidated balance sheets.

Stock-Based Compensation

Stock-based compensation grants prior to January 1, 2003 were accounted for using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Compensation expense, if any, was recorded based upon the excess of the quoted market price at grant date over the amount the employee was required to pay to acquire the stock. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options as the exercise price was equivalent to the fair market value at the date of grant. Compensation expense was recognized under the Long-Term Performance Compensation Plan (“LTPCP”), as described more fully in Note 17.

Stock-based awards granted after December 31, 2002 but prior to January 1, 2006 were accounted for on a prospective basis using the fair value accounting method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). The fair value method of SFAS 123 required compensation expense to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation was accrued over the vesting period of the grant or award, including grants or awards to retirement-eligible employees. As required by SFAS 148, the Company discloses the pro forma impact as if the stock options granted prior to January 1, 2003 had been accounted for using the fair value provisions of SFAS 123 rather than the intrinsic value method prescribed by APB 25. See Note 17.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency

Balance sheet accounts of foreign operations are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The local currencies of foreign operations are the functional currencies unless the local economy is highly inflationary. Translation adjustments are charged or credited directly to other comprehensive income or loss. Gains and losses from foreign currency transactions are reported as net investment gains (losses) in the period in which they occur.

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

Earnings Per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Diluted earnings per common share include the dilutive effect of the assumed: (i) exercise or issuance of stock-based awards using the treasury stock method; (ii) settlement of stock purchase contracts underlying common equity units using the treasury stock method; and (iii) settlement of accelerated common stock repurchase contract. Under the treasury stock method, exercise or issuance of stock-based awards and settlement of the stock purchase contracts underlying common equity units is assumed to occur with the proceeds used to purchase common stock at the average market price for the period. See Notes 12, 17 and 19.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Pronouncements

Defined Benefit and Other Postretirement Plans

Effective December 31, 2006, the Company adopted SFAS 158. The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the:

(i)	recognition in the statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans;

(ii)	recognition as an adjustment to accumulated other comprehensive income (loss), net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and net asset or obligation at transition that have not yet been included in net periodic benefit costs as of the end of the year of adoption;

(iii)	recognition of subsequent changes in funded status as a component of other comprehensive income;

(iv)	measurement of benefit plan assets and obligations as of the date of the statement of financial position; and

(v)	disclosure of additional information about the effects on the employer’s statement of financial position.

The adoption of SFAS 158 resulted in a reduction of $744 million, net of income tax, to accumulated other comprehensive income, which is included as a component of total consolidated stockholders’ equity. As the Company’s measurement date for its pension and other postretirement benefit plans is already December 31 there is no impact of adoption due to changes in measurement date. See also Summary of “Significant Accounting Policies and Critical Accounting Estimates” and Note 16.

Stock Compensation Plans

As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) including supplemental application guidance issued by the SEC in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) — using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

Under the modified prospective transition method, compensation expense recognized during the year ended December 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(r).

The adoption of SFAS 123(r) did not have a significant impact on the Company’s financial position or results of operations as all stock-based awards accounted for under the intrinsic value method prescribed by APB 25 had vested prior to the adoption date and the Company had adopted the fair value recognition provisions of SFAS 123 on January 1, 2003. As required by SFAS 148, and carried forward in the provisions of SFAS 123(r), the Company

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discloses the pro forma impact as if stock-based awards accounted for under APB 25 had been accounted for under the fair value method in Note 17.

SFAS 123 allowed forfeitures of stock-based awards to be recognized as a reduction of compensation expense in the period in which the forfeiture occurred. Upon adoption of SFAS 123(r), the Company changed its policy and now incorporates an estimate of future forfeitures into the determination of compensation expense when recognizing expense over the requisite service period. The impact of this change in accounting policy was not significant to the Company’s consolidated financial position or results of operations for the year ended December 31, 2006.

Additionally, for awards granted after adoption, the Company changed its policy from recognizing expense for stock-based awards over the requisite service period to recognizing such expense over the shorter of the requisite service period or the period to attainment of retirement-eligibility. The pro forma impact of this change in expense recognition policy for stock-based compensation is detailed in Note 17.

Prior to the adoption of SFAS 123(r), the Company presented tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flows. SFAS 123(r) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options be classified and reported as a financing cash inflow upon adoption of SFAS 123(r).

Derivative Financial Instruments

The Company has adopted guidance relating to derivative financial instruments as follows:

•	Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

(iv)	amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

•	Effective October 1, 2006, the Company adopted SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“Issue B40”). Issue B40 clarifies that a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS 133, if it meets both of the following criteria: (i) the right to accelerate the settlement if the securitized interest cannot be controlled by the investor; and (ii) the securitized interest itself does not contain an embedded derivative (including an interest rate-related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The adoption of Issue B40 did not have a material impact on the Company’s consolidated financial statements.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Effective January 1, 2006, the Company adopted prospectively SFAS 133 Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“Issue B38”) and SFAS 133 Implementation Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. The adoption of Issues B38 and B39 did not have a material impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective November 15, 2006, the Company adopted SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted prospectively Emerging Issues Task Force (“EITF”) Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. The adoption of EITF 05-7 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-8”). EITF 05-8 concludes that: (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference; and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid-in capital. EITF 05-8 was applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  The adoption of EITF 05-8 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. For all other limited partnerships, EITF 04-5 required adoption by January 1, 2006 through a cumulative effect of a change in accounting principle recorded in opening equity or applied retrospectively by adjusting prior period financial statements. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements.

Effective November 9, 2005, the Company prospectively adopted the guidance in FASB Staff Position (“FSP”) No. FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company’s consolidated financial statements.

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s consolidated financial statements, and has provided the required disclosures.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes.  During 2005, the Company recorded a $27 million income tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred income tax provision had previously been recorded. As of January 1, 2006, the repatriation provision of the AJCA no longer applies to the Company.

Effective July 1, 2004, the Company prospectively adopted FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 provides accounting guidance to employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company began receiving subsidies on prescription drug benefits during 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Prescription Drug Act”) based on the Company’s determination that the prescription drug benefits offered under certain postretirement plans are actuarially equivalent to the benefits offered under Medicare Part D. The postretirement benefit plan assets and accumulated benefit obligation were remeasured to determine the effect of the expected subsidies on net periodic postretirement benefit cost. As a result, the accumulated postretirement benefit obligation was reduced by $213 million at July 1, 2004. See also Note 16.

Effective July 1, 2004, the Company adopted EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2004, the Company adopted EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128 (“EITF 03-6”). EITF 03-6 provides guidance on determining whether a security should be considered a participating security for purposes of computing earnings per common share and how earnings should be allocated to the participating security. EITF 03-6 did not have an impact on the Company’s earnings per common share calculations or amounts.

Effective January 1, 2004, the Company adopted Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), as interpreted by a Technical Practice Aid (“TPA”), issued by the American Institute of Certified Public Accountants (“AICPA”) and FSP No. FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability. SOP 03-1 provides guidance on: (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. As a result of the adoption of SOP 03-1, effective January 1, 2004, the Company decreased the liability for future policyholder benefits for changes in the methodology relating to various guaranteed death and annuitization benefits and for determining liabilities for certain universal life insurance contracts by $4 million, which was reported as a cumulative effect of a change in accounting. This amount is net of corresponding changes in DAC, including VOBA and unearned revenue liability, under certain variable annuity and life contracts and income tax. Certain other contracts sold by the Company provide for a return through periodic crediting rates, surrender adjustments or termination adjustments based on the total return of a contractually referenced pool of assets owned by the Company. To the extent that such contracts are not accounted for as derivatives under the provisions of SFAS 133 and not already credited to the contract account balance, under SOP 03-1 the change relating to the fair value of the referenced pool of assets is recorded as a liability with the change in the liability recorded as policyholder benefits

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and claims. Prior to the adoption of SOP 03-1, the Company recorded the change in such liability as other comprehensive income. At adoption, this change decreased net income and increased other comprehensive income by $63 million, net of income tax, which were recorded as cumulative effects of changes in accounting. Effective with the adoption of SOP 03-1, costs associated with enhanced or bonus crediting rates to contractholders must be deferred and amortized over the life of the related contract using assumptions consistent with the amortization of DAC. Since the Company followed a similar approach prior to adoption of SOP 03-1, the provisions of SOP 03-1 relating to sales inducements had no significant impact on the Company’s consolidated financial statements. In accordance with SOP 03-1’s guidance for the reporting of certain separate accounts, at adoption, the Company also reclassified $1.7 billion of separate account assets to general account investments and $1.7 billion of separate account liabilities to future policy benefits and PABs. This reclassification decreased net income and increased other comprehensive income by $27 million, net of income tax, which were reported as cumulative effects of changes in accounting. As a result of the adoption of SOP 03-1, the Company recorded a cumulative effect of a change in accounting of $86 million, net of income tax of $46 million, for the year ended December 31, 2004.

Future Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for fiscal years beginning after December 15, 2006. The Company does not expect FSP EITF 00-19-2 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133 which is to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures in the Company’s consolidated financial statements.

In July 2006, the FASB issued FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The guidance in

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP 13-2 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FSP 13-2 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based upon the Company’s evaluation work completed to date, the Company expects to recognize a reduction to the January 1, 2007 balance of retained earnings of between $35 million and $60 million.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial statements.

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. It is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

In addition, in February 2007 related TPAs were issued by the AICPA to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. Based on the Company’s interpretation of SOP 05-1 and related TPAs, the adoption of SOP 05-1 will result in a reduction to DAC and VOBA relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. The Company estimates that the adoption of SOP 05-1 as of January 1, 2007 will result in a cumulative effect adjustment of between $275 million and $310 million, net of income tax, which will be recorded as a reduction to retained earnings. In addition, the Company estimates that accelerated DAC and VOBA amortization will reduce 2007 net income by approximately $25 million to $35 million, net of income tax.

2.	Acquisitions and Dispositions

Travelers

On July 1, 2005, the Holding Company completed the acquisition of Travelers for $12.1 billion. The results of Travelers’ operations were included in the Company’s financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company’s core insurance and annuity products and expanded the Company’s presence in both the retirement & savings’ domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide the Company with one of the broadest distribution networks in the industry. The initial consideration paid by the Holding Company for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Holding

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. As described more fully below, additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006. In addition to cash on-hand, the purchase price was financed through the issuance of common stock as described above, debt securities as described in Note 10, common equity units as described in Note 12 and preferred stock as described in Note 17.

The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Travelers be measured at their fair values as of July 1, 2005.

Final Purchase Price Allocation and Goodwill

The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the acquisition date. The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values as of July 1, 2005, and the resulting goodwill, as revised, are presented below.

The Company revised the purchase price as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement which resulted in a payment of additional consideration of $115 million by the Company to Citigroup. Further consideration paid to Citigroup of $115 million, as well as additional transaction costs of $3 million, offset by a $4 million reduction in restructuring costs, resulted in a total increase in the purchase price of $114 million.

The purchase price allocation was updated as a result of the additional consideration of $114 million, an increase of $20 million in the value of the future policy benefit liabilities and other policyholder funds acquired resulting from the finalization of the evaluation of the Travelers’ underwriting criteria, an increase in equity securities of $24 million resulting from the finalization of the determination of the fair value of such securities, a decrease in current income tax payables of $21 million resulting from a decree by the Argentine Government regarding the taxability of pesification-related gains, a decrease in other assets and an increase in other liabilities of $1 million and $4 million, respectively, due to the receipt of additional information and the reduction in restructuring costs, and the net impact of aforementioned adjustments increasing deferred income tax assets by $1 million. Goodwill increased by $93 million as a consequence of such revisions to the purchase price and the purchase price allocation.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of July 1, 2005
	(In millions)

Sources:
Cash	$4,312
Debt	2,716
Junior subordinated debt securities associated with common equity units	2,134
Preferred stock	2,100
Common stock	1,010

Total sources of funds		$12,272

Uses:
Debt and equity issuance costs		$128
Investment in MetLife Capital Trusts II and III		64
Acquisition costs	112
Purchase price paid to Citigroup	11,968

Total purchase price		12,080

Total uses of funds		$12,272

Total purchase price		$12,080

Net assets acquired from Travelers	$9,412
Adjustments to reflect assets acquired at fair value:
Fixed maturity securities available-for-sale	(7)
Mortgage and consumer loans	72
Real estate and real estate joint ventures held-for-investment	17
Real estate held-for-sale	22
Other limited partnership interests	51
Other invested assets	201
Premiums and other receivables	1,008
Elimination of historical deferred policy acquisition costs	(3,210)
Value of business acquired	3,780
Value of distribution agreement acquired	645
Value of customer relationships acquired	17
Elimination of historical goodwill	(197)
Net deferred income tax assets	2,099
Other assets	(89)
Adjustments to reflect liabilities assumed at fair value:
Future policy benefits	(4,089)
Policyholder account balances	(1,905)
Other liabilities	(17)

Net fair value of assets and liabilities assumed		7,810

Goodwill resulting from the acquisition		$4,270

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill resulting from the acquisition has been allocated to the Company’s segments, as well as Corporate & Other, that are expected to benefit from the acquisition as follows:

As of July 1, 2005
(In millions)

Institutional	$911
Individual	2,752
International	201
Corporate & Other	406

Total	$4,270

Of the goodwill of $4.3 billion, $1.6 billion is estimated to be deductible for income tax purposes.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statement of Net Assets Acquired

The condensed statement of net assets acquired reflects the fair value of Travelers net assets as follows:

As of July 1,
2005
(In millions)

Assets:
Fixed maturity securities available-for-sale	$44,370
Trading securities	555
Equity securities available-for-sale	641
Mortgage and consumer loans	2,365
Policy loans	884
Real estate and real estate joint ventures held-for-investment	77
Real estate held-for-sale	49
Other limited partnership interests	1,124
Short-term investments	2,801
Other invested assets	1,686

Total investments	54,552

Cash and cash equivalents	844
Accrued investment income	539
Premiums and other receivables	4,886
Value of business acquired	3,780
Goodwill	4,270
Other intangible assets	662
Deferred tax assets	1,088
Other assets	736
Separate account assets	30,799

Total assets acquired	102,156

Liabilities:
Future policy benefits	18,520
Policyholder account balances	36,634
Other policyholder funds	324
Short-term debt	25
Current income tax payable	45
Other liabilities	3,729
Separate account liabilities	30,799

Total liabilities assumed	90,076

Net assets acquired	$12,080

Other Intangible Assets

VOBA reflects the estimated fair value of in-force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The use of discount rates was necessary to establish the fair value of VOBA, as well as the other identifiable intangible assets. In selecting the appropriate discount rates, management considered its weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 11.5% was used to value these intangible assets.

The fair values of business acquired, distribution agreements and customer relationships acquired are as follows:

	As of July 1,	Weighted Average
	2005	Amortization Period
	(In millions)	(In years)

Value of business acquired	$3,780	16
Value of distribution agreements and customer relationships acquired	662	16

Total value of intangible assets acquired, excluding goodwill	$4,442	16

Restructuring Costs and Other Charges

As part of the integration of Travelers’ operations, management approved and initiated plans to reduce approximately 1,000 domestic and international Travelers positions, which was completed in December 2006. MetLife initially recorded restructuring costs, including severance, relocation and outplacement services of Travelers’ employees, as liabilities assumed in the purchase business combination of $49 million. For the years ended December 31, 2006 and 2005, the liability for restructuring costs was reduced by $4 million and $1 million, respectively, due to a reduction in the estimate of severance benefits to be paid to Travelers employees. The restructuring costs associated with the Travelers acquisition were as follows:

	Years Ended December 31,
	2006	2005
	(In millions)

Balance at January 1,	$28	$—
Acquisition	—	49
Cash payments	(24)	(20)
Other reductions	(4)	(1)

Balance at December 31,	$—	$28

Other Acquisitions and Dispositions

On September 1, 2005, the Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC, which is primarily involved in the distribution of annuity products and retirement plans to the

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

education, healthcare, and not-for-profit markets, for $56 million, of which $2 million was allocated to goodwill and $54 million to other identifiable intangibles, specifically the value of customer relationships acquired, which has a weighted average amortization period of 16 years. CitiStreet Associates was integrated with MetLife Resources, a focused distribution channel of MetLife, which is dedicated to provide retirement plans and financial services to the same markets.

See Note 22 for information on the disposition of P.T. Sejahtera (“MetLife Indonesia”) and SSRM Holdings, Inc. (“SSRM”).

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,618	$2,049	$1,017	$75,650	31.1%
Residential mortgage-backed securities	51,602	385	321	51,666	21.2
Foreign corporate securities	34,231	1,924	386	35,769	14.7
U.S.Treasury/agency securities	29,897	984	248	30,633	12.6
Commercial mortgage-backed securities	16,556	193	144	16,605	6.8
Asset-backed securities	13,868	75	54	13,889	5.7
Foreign government securities	11,037	1,598	34	12,601	5.2
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.1

Total fixed maturity securities	$238,315	$7,445	$2,332	$243,428	100.0%

Common stock	$1,798	$487	$16	$2,269	44.2%
Non-redeemable preferred stock	2,788	103	29	2,862	55.8

Total equity securities	$4,586	$590	$45	$5,131	100.0%

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,532	$2,816	$838	$74,510	32.4%
Residential mortgage-backed securities	47,365	353	472	47,246	20.5
Foreign corporate securities	33,578	1,842	439	34,981	15.2
U.S. Treasury/agency securities	25,643	1,401	86	26,958	11.7
Commercial mortgage-backed securities	17,682	223	207	17,698	7.7
Asset-backed securities	11,533	91	51	11,573	5.0
Foreign government securities	10,080	1,401	35	11,446	5.0
State and political subdivision securities	4,601	185	36	4,750	2.1
Other fixed maturity securities	912	17	41	888	0.4

Total fixed maturity securities	$223,926	$8,329	$2,205	$230,050	100.0%

Common stock	$2,004	$250	$30	$2,224	66.6%
Non-redeemable preferred stock	1,080	45	11	1,114	33.4

Total equity securities	$3,084	$295	$41	$3,338	100.0%

The Company held foreign currency derivatives with notional amounts of $8.9 billion and $5.7 billion to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2006 and 2005, respectively.

Excluding investments in U.S. Treasury securities and obligations of U.S. government corporations and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $17.3 billion and $15.2 billion at December 31, 2006 and 2005, respectively. These securities had a net unrealized gain of $627 million and $392 million at December 31, 2006 and 2005, respectively. Non-income producing fixed maturity securities were $16 million and $15 million at December 31, 2006 and 2005, respectively. Unrealized gains (losses) associated with non-income producing fixed maturity securities were $4 million and ($3) million at December 31, 2006 and 2005, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost or amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are shown below:

	December 31,
	2006		2005
	Cost or		Cost or
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$7,014	$7,102	$7,111	$7,152
Due after one year through five years	45,782	46,367	36,105	36,562
Due after five years through ten years	40,213	40,817	45,303	46,256
Due after ten years	63,280	66,982	58,827	63,563

Subtotal	156,289	161,268	147,346	153,533
Mortgage-backed and asset-backed securities	82,026	82,160	76,580	76,517

Total fixed maturity securities	$238,315	$243,428	$223,926	$230,050

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Sales or disposals of fixed maturity and equity securities classified as available-for-sale are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Proceeds	$89,869	$127,709	$57,604
Gross investment gains	$580	$704	$844
Gross investment losses	$(1,533)	$(1,391)	$(516)

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair values and gross unrealized loss of the Company’s fixed maturity securities (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	December 31, 2006
	Less than 12 months		Equal to or Greater than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$17,899	$304	$16,974	$713	$34,873	$1,017
Residential mortgage-backed securities	15,300	78	13,640	243	28,940	321
Foreign corporate securities	6,753	105	7,579	281	14,332	386
U.S. Treasury/agency securities	15,006	157	1,560	91	16,566	248
Commercial mortgage-backed securities	4,976	31	4,096	113	9,072	144
Asset-backed securities	4,528	31	1,084	23	5,612	54
Foreign government securities	1,162	18	507	16	1,669	34
State and political subdivision securities	334	12	532	39	866	51
Other fixed maturity securities	146	77	4	—	150	77

Total fixed maturity securities	$66,104	$813	$45,976	$1,519	$112,080	$2,332

Equity securities	$842	$20	$575	$25	$1,417	$45

Total number of securities in an unrealized loss position	11,021		4,793		15,814

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Less than 12 months		Equal to or Greater than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$29,095	$740	$2,685	$98	$31,780	$838
Residential mortgage-backed securities	31,258	434	1,291	38	32,549	472
Foreign corporate securities	13,185	378	1,728	61	14,913	439
U.S. Treasury/agency securities	7,759	85	113	1	7,872	86
Commercial mortgage-backed securities	10,190	185	685	22	10,875	207
Asset-backed securities	4,709	42	305	9	5,014	51
Foreign government securities	1,203	31	327	4	1,530	35
State and political subdivision securities	1,050	36	16	—	1,066	36
Other fixed maturity securities	319	36	52	5	371	41

Total fixed maturity securities	$98,768	$1,967	$7,202	$238	$105,970	$2,205

Equity securities	$671	$34	$131	$7	$802	$41

Total number of securities in an unrealized loss position	12,787		932		13,719

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity securities and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2006
	Cost or Amortized		Gross Unrealized		Number of
	Cost		Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,384	$36	$549	$12	9,240	83
Six months or greater but less than nine months	3,143	3	56	1	706	2
Nine months or greater but less than twelve months	12,199	14	211	4	989	1
Twelve months or greater	48,066	29	1,537	7	4,787	6

Total	$115,792	$82	$2,353	$24	15,722	92

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$92,512	$213	$1,707	$51	11,441	308
Six months or greater but less than nine months	3,704	5	108	2	456	7
Nine months or greater but less than twelve months	5,006	—	133	—	573	2
Twelve months or greater	7,555	23	240	5	924	8

Total	$108,777	$241	$2,188	$58	13,394	325

At December 31, 2006 and 2005, $2.4 billion and $2.2 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2005, $58 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 24% of the cost or amortized cost of such securities. Of such unrealized losses of $58 million, $51 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held eight fixed maturity securities and equity securities each with a gross unrealized loss at December 31, 2006 each greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity securities and equity securities. The Company held one fixed maturity security with a gross unrealized loss at December 31, 2005 greater than $10 million. This security represented less than 1%, or $10 million of the gross unrealized loss on fixed maturity and equity securities.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the Company had $2.4 billion and $2.2 billion, respectively, of gross unrealized loss related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2006	2005

Sector:
U.S. corporate securities	43%	37%
Residential mortgage-backed securities	14	21
Foreign corporate securities	16	20
U.S. Treasury/agency securities	10	4
Commercial mortgage-backed securities	6	9
Other	11	9

Total	100%	100%

Industry:
Industrial	23%	22%
Mortgage-backed	20	30
Government	12	5
Finance	11	11
Utility	10	6
Other	24	26

Total	100%	100%

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

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $43.3 billion and $32.1 billion and an estimated fair value of $44.1 billion and $33.0 billion were on loan under the program at December 31, 2006 and 2005, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $45.4 billion and $33.9 billion at December 31, 2006 and 2005, respectively. Security collateral of $100 million and $207 million on deposit from customers in connection with the securities lending transactions at December 31, 2006 and 2005, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Assets on Deposit and Held in Trust

The Company had investment assets on deposit with regulatory agencies with a fair market value of $1.3 billion and $1.6 billion at December 31, 2006 and 2005, respectively, consisting primarily of fixed maturity and equity securities. Company securities held in trust to satisfy collateral requirements had an amortized cost of $3.0 billion and $2.2 billion at December 31, 2006 and 2005, respectively, consisting primarily of fixed maturity and equity securities.

Mortgage and Consumer Loans

Mortgage and consumer loans are categorized as follows:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
		(In millions)

Commercial mortgage loans	$32,000	75%	$28,169	75%
Agricultural mortgage loans	9,231	22	7,711	21
Consumer loans	1,190	3	1,482	4

Subtotal	42,421	100%	37,362	100%

Less: Valuation allowances	182		172

Mortgage and consumer loans	$42,239		$37,190

Mortgage loans are collateralized by properties primarily located in the United States. At December 31, 2006, 20%, 6% and 6% of the value of the Company’s mortgage and consumer loans were located in California, New York and Texas, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $372 million and $379 million at December 31, 2006 and 2005, respectively.

Information regarding loan valuation allowances for mortgage and consumer loans is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$172	$157	$129
Additions	36	64	57
Deductions	(26)	(49)	(29)

Balance at December 31,	$182	$172	$157

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A portion of the Company’s mortgage and consumer loans was impaired and consists of the following:

	December 31,
	2006	2005
	(In millions)

Impaired loans with valuation allowances	$374	$22
Impaired loans without valuation allowances	75	116

Subtotal	449	138
Less: Valuation allowances on impaired loans	21	4

Impaired loans	$428	$134

The average investment in impaired loans was $202 million, $187 million and $404 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest income on impaired loans was $2 million, $12 million and $29 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The investment in restructured loans was $9 million and $37 million at December 31, 2006 and 2005, respectively. Interest income of $1 million, $2 million and $9 million was recognized on restructured loans for the years ended December 31, 2006, 2005 and 2004, respectively. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to $1 million, $3 million and $12 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Mortgage and consumer loans with scheduled payments of 90 days or more past due on which interest is still accruing, had an amortized cost of $15 million and $41 million at December 31, 2006 and 2005, respectively. Mortgage and consumer loans on which interest is no longer accrued had an amortized cost of $36 million and $6 million at December 31, 2006 and 2005, respectively. Mortgage and consumer loans in foreclosure had an amortized cost of $35 million and $13 million at December 31, 2006 and 2005, respectively.

Real Estate and Real Estate Joint Ventures

Real estate and real estate joint ventures consisted of the following:

	December 31,
	2006	2005
	(In millions)

Real estate	$5,004	$4,707
Accumulated depreciation	(1,495)	(968)

Net real estate	3,509	3,739
Real estate joint ventures	1,477	926

Real estate and real estate joint ventures	$4,986	$4,665

The components of real estate and real estate joint ventures are as follows:

	December 31,
	2006	2005
	(In millions)

Real estate and real estate joint ventures held-for-investment	$4,979	$3,910
Real estate held-for-sale	7	755

Real estate and real estate joint ventures	$4,986	$4,665

Related depreciation expense was $158 million, $185 million and $286 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts include $26 million, $50 million and $107 million of

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation expense related to discontinued operations for the years ended December 31, 2006, 2005 and 2004, respectively.

Real estate and real estate joint ventures held-for-sale recognized impairments of $8 million, $5 million and $13 million for the years ended December 31, 2006, 2005 and 2004, respectively. The carrying value of non-income producing real estate and real estate joint ventures was $8 million and $37 million at December 31, 2006 and 2005, respectively. The company owned real estate acquired in satisfaction of debt of $3 million and $4 million at December 31, 2006 and 2005, respectively.

Real estate and real estate joint ventures were categorized as follows:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(In millions)

Office	$2,709	55%	$2,597	56%
Apartments	739	15	889	19
Retail	513	10	612	13
Developmental joint ventures	169	3	—	—
Real estate investment funds	401	8	45	1
Industrial	291	6	284	6
Land	71	1	43	1
Agriculture	32	1	32	1
Other	61	1	163	3

Total	$4,986	100%	$4,665	100%

The Company’s real estate holdings are primarily located in the United States. At December 31, 2006, 26%, 15% and 15% of the Company’s real estate holdings were located in New York, Texas and California, respectively.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2006	2005
	(In millions)

Rental receivables, net	$1,055	$991
Estimated residual values	887	735

Subtotal	1,942	1,726
Unearned income	(694)	(645)

Investment in leveraged leases	$1,248	$1,081

The Company’s deferred income tax liability related to leveraged leases was $670 million and $679 million at December 31, 2006 and 2005, respectively. The rental receivables set forth above are generally due in periodic installments. The payment periods generally range from one to 15 years, but in certain circumstances are as long as 30 years.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net income from investment in leveraged leases are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Income from investment in leveraged leases (included in net investment income)	$51	$54	$26
Income tax expense on leveraged leases	(18)	(19)	(9)

Net income from leveraged leases	$33	$35	$17

Funds Withheld at Interest

Funds withheld at interest, included in other invested assets, were $4.0 billion and $3.5 billion at December 31, 2006 and 2005, respectively.

Net Investment Income

The components of net investment income are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Fixed maturity securities	$14,149	$11,400	$9,397
Equity securities	122	79	80
Mortgage and consumer loans	2,534	2,302	1,963
Policy loans	603	572	541
Real estate and real estate joint ventures	788	549	440
Other limited partnership interests	945	709	324
Cash, cash equivalents and short-term investments	519	400	167
Other	530	472	219

Total investment income	20,190	16,483	13,131
Less: Investment expenses	2,998	1,666	859

Net investment income	$17,192	$14,817	$12,272

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Fixed maturity securities	$(1,119)	$(868)	$71
Equity securities	84	117	155
Mortgage and consumer loans	(8)	17	(47)
Real estate and real estate joint ventures	102	14	16
Other limited partnership interests	1	42	53
Sales of businesses	—	8	23
Derivatives	(169)	384	(255)
Other	(241)	193	159

Net investment gains (losses)	$(1,350)	$(93)	$175

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $82 million, $64 million and $102 million for the years ended December 31, 2006, 2005 and 2004, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income, are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Fixed maturity securities	$5,075	$6,132	$9,602
Equity securities	541	247	287
Derivatives	(208)	(142)	(503)
Minority interest	(159)	(171)	(104)
Other	9	(102)	39

Subtotal	5,258	5,964	9,321

Amounts allocated from:
Future policy benefit loss recognition	(1,149)	(1,410)	(1,991)
DAC and VOBA	(189)	(79)	(541)
Policyholder dividend obligation	(1,062)	(1,492)	(2,119)

Subtotal	(2,400)	(2,981)	(4,651)

Deferred income tax	(994)	(1,041)	(1,676)

Subtotal	(3,394)	(4,022)	(6,327)

Net unrealized investment gains (losses)	$1,864	$1,942	$2,994

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance, January 1,	$1,942	$2,994	$2,972
Unrealized investment gains (losses) during the year	(706)	(3,372)	201
Unrealized investment gains of subsidiaries at the date of sale	—	15	—
Unrealized investment gains (losses) relating to:
Future policy benefit gain (loss) recognition	261	581	(509)
DAC and VOBA	(110)	462	133
Participating contracts	—	—	183
Policyholder dividend obligation	430	627	11
Deferred income tax	47	635	3

Balance, December 31,	$1,864	$1,942	$2,994

Net change in unrealized investment gains (losses)	$(78)	$(1,052)	$22

Trading Securities

During 2005, the Company established a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recorded at fair value with subsequent changes in fair value recognized in net investment income related to fixed maturity securities.

At December 31, 2006 and 2005, trading securities were $759 million and $825 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $387 million and $460 million, respectively. The Company had pledged $614 million and $375 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio for the years ended December 31, 2006 and 2005, respectively.

As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers’ investment in Tribeca Citigroup Investments Ltd. (“Tribeca”). Tribeca was a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, MetLife was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. At December 31, 2005, $452 million of trading securities and $190 million of the short sale agreements were related to Tribeca. Net investment income related to the trading activities of Tribeca, which included interest and dividends earned and net realized and unrealized gains (losses), was $12 million and $6 million for the six months ended June 30, 2006 and the year ended December 31, 2005.

During the second quarter of 2006, MetLife’s ownership interests in Tribeca declined to a position whereby Tribeca is no longer consolidated and, as of June 30, 2006, was accounted for under the equity method of accounting. The equity method investment at December 31, 2006 of $82 million was included in other limited partnership interests. Net investment income related to the Company’s equity method investment in Tribeca was $9 million for the six months ended December 31, 2006.

During the years ended December 31, 2006 and 2005, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities totaled $71 million and $14 million, respectively. Changes in the fair value of such trading securities and short sale agreement liabilities, totaled $26 million and less than a million for the years ended December 31, 2006 and 2005, respectively. The Company did not have any trading securities during the year ended December 31, 2004.

Structured Investment Transactions

The Company invests in structured notes and similar type instruments, which generally provide equity-based returns on debt securities. The carrying value of such investments, included in fixed maturity securities, was $354 million and $362 million at December 31, 2006 and 2005, respectively. The related net investment income recognized was $43 million, $28 million and $45 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements at December 31, 2006; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	December 31, 2006
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets(1)	Loss(2)	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$—	$—	$1,909	$246
Real estate joint ventures(3)	53	45	399	41
Other limited partnerships interests(4)	84	3	20,770	1,583
Other investments(5)	—	—	31,170	2,356

Total	$137	$48	$54,248	$4,226

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at December 31, 2006. The assets of the real estate joint ventures, other limited partnership interests and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities, as well as limited partnerships.

(5)	Other investments include securities that are not asset-backed securitizations or collateralized debt obligations.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amounts and current market or fair value of derivative financial instruments held at:

	December 31, 2006			December 31, 2005
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$27,148	$639	$150	$20,444	$653	$69
Interest rate floors	37,437	279	—	10,975	134	—
Interest rate caps	26,468	125	—	27,990	242	—
Financial futures	8,432	64	39	1,159	12	8
Foreign currency swaps	19,627	986	1,174	14,274	527	991
Foreign currency forwards	2,934	31	27	4,622	64	92
Options	587	306	8	815	356	6
Financial forwards	3,800	12	40	2,452	13	4
Credit default swaps	6,357	5	21	5,882	13	11
Synthetic GICs	3,739	—	—	5,477	—	—
Other	250	56	—	250	9	—

Total	$136,779	$2,503	$1,459	$94,340	$2,023	$1,181

The above table does not include notional values for equity futures, equity financial forwards and equity options. At December 31, 2006 and 2005, the Company owned 2,749 and 3,305 equity futures contracts, respectively. Market values of equity futures are included in financial futures in the preceding table. At December 31, 2006 and 2005, the Company owned 225,000 and 213,000 equity financial forwards, respectively. Market values of equity financial forwards are included in financial forwards in the preceding table. At December 31, 2006 and 2005, the Company owned 74,864,483 and 4,720,254 equity options, respectively. Market values of equity options are included in options in the preceding table.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the notional amounts of derivative financial instruments by maturity at December 31, 2006:

	Remaining Life
		After One Year	After Five Years
	One Year or	Through Five	Through Ten	After Ten
	Less	Years	Years	Years	Total
	(In millions)

Interest rate swaps	$1,734	$16,424	$5,192	$3,798	$27,148
Interest rate floors	—	7,619	29,818	—	37,437
Interest rate caps	2,770	23,698	—	—	26,468
Financial futures	8,432	—	—	—	8,432
Foreign currency swaps	572	8,841	7,390	2,824	19,627
Foreign currency forwards	2,934	—	—	—	2,934
Options	—	586	1	—	587
Financial forwards	—	—	—	3,800	3,800
Credit default swaps	518	5,618	221	—	6,357
Synthetic GICs	3,427	312	—	—	3,739
Other	—	250	—	—	250

Total	$20,387	$63,348	$42,622	$10,422	$136,779

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

Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The value of interest rate futures is substantially impacted by changes in interest rates and they can be used to modify or hedge existing interest rate risk.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Equity index options are included in options in the preceding table.

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

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and usually a U.S. Treasury or Agency security.

A synthetic guaranteed interest contract (“GIC”) is a contract that simulates the performance of a traditional GIC through the use of financial instruments. Under a synthetic GIC, the policyholder owns the underlying assets. The Company guarantees a rate return on those assets for a premium.

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and LIBOR, calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. TRRs can be used as hedges or to synthetically create investments and are included in the other classification in the preceding table.

Hedging

The following table presents the notional amounts and fair value of derivatives by type of hedge designation at:

	December 31, 2006			December 31, 2005
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$7,978	$290	$85	$4,506	$51	$104
Cash flow	4,366	149	151	8,301	31	505
Foreign operations	1,232	1	50	2,005	13	70
Non-qualifying	123,203	2,063	1,173	79,528	1,928	502

Total	$136,779	$2,503	$1,459	$94,340	$2,023	$1,181

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Qualifying hedges:
Net investment income	$49	$42	$(147)
Interest credited to policyholder account balances	(35)	17	45
Other expenses	3	(8)	—
Non-qualifying hedges:
Net investment gains (losses)	296	86	51

Total	$313	$137	$(51)

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

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Changes in the fair value of derivatives	$276	$(118)	$62
Changes in the fair value of the items hedged	(276)	115	(48)

Net ineffectiveness of fair value hedging activities	$—	$(3)	$14

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

For the year ended December 31, 2006, the Company recognized no net investment gains (losses) as the ineffective portion of all cash flow hedges. For the years ended December 31, 2005 and 2004, the Company recognized net investment gains (losses) of ($25) million and ($45) million, respectively, which represent the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge ineffectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the years ended December 31, 2006, 2005 and 2004 related to such discontinued cash flow hedges were $3 million, $42 million and $51 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the years ended December 31, 2006, 2005 and 2004.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Other comprehensive income (loss) balance at January 1,	$(142)	$(456)	$(417)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(77)	270	(97)
Amounts reclassified to net investment gains (losses)	(1)	44	63
Amounts reclassified to net investment income	15	2	2
Amortization of transition adjustment	(1)	(2)	(7)
Amounts reclassified to other expenses	(2)	—	—

Other comprehensive income (loss) balance at December 31,	$(208)	$(142)	$(456)

At December 31, 2006, $24 million of the deferred net loss on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings during the year ending December 31, 2007.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the years ended December 31, 2006, 2005 and 2004.

The Company’s consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004 include gains (losses) of ($17) million, ($115) million and ($47) million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At December 31, 2006 and 2005, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $189 million and $172 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to minimize its exposure to adverse movements in credit; (v) credit default swaps to diversify credit risk exposure to certain portfolios; (vi) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (vii) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (viii) financial forwards to buy and sell securities; (ix) GICs to synthetically create traditional GICs; (x) credit default swaps and TRRs to synthetically create investments; and (xi) basis swaps to better match the cash flows of assets and related liabilities.

For the years ended December 31, 2006, 2005 and 2004, the Company recognized as net investment gains (losses), excluding embedded derivatives, changes in fair value of ($685) million, $299 million and ($194) million, respectively, related to derivatives that do not qualify for hedge accounting. For the years ended December 31, 2006 and 2005, the Company recorded changes in fair value of ($33) million and $2 million, respectively, as policyholder benefits and claims related to derivatives that do not qualify for hedge accounting. The Company did not have policyholder benefits and claims related to such derivatives for the year ended December 31, 2004. For the years ended December 31, 2006 and 2005, the Company recorded changes in fair value of ($40) million and ($38) million, respectively, as net investment income related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting. The Company had no economic hedges of equity method investment in joint ventures for the year ended December 31, 2004.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and modified coinsurance contracts. The fair value of the Company’s embedded derivative assets was $184 million and $50 million at December 31, 2006 and 2005, respectively. The fair value of the Company’s embedded derivative liabilities was $84 million and $45 million at December 31, 2006 and 2005, respectively. The amounts recorded and included in net investment gains (losses) during the years ended December 31, 2006, 2005 and 2004 were gains (losses) of $209 million, $69 million and $37 million, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2006 and 2005, the Company was obligated to return cash collateral under its control of $428 million and $195 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of December 31, 2006 and 2005, the Company had also accepted collateral consisting of various securities with a fair market value of $453 million and $427 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2006 and 2005, none of the collateral had been sold or repledged.

As of December 31, 2006 and 2005, the Company provided collateral of $80 million and $4 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of December 31, 2006 and 2005, the Company pledged collateral of $105 million and $89 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2004	$11,280	$1,657	$12,937
Capitalizations	3,101	—	3,101
Acquisitions	—	6	6

Subtotal	14,381	1,663	16,044

Less: Amortization related to:
Net investment gains (losses)	7	4	11
Unrealized investment gains (losses)	(41)	(92)	(133)
Other expenses	1,757	140	1,897

Total amortization	1,723	52	1,775

Less: Dispositions and other	(85)	27	(58)

Balance at December 31, 2004	12,743	1,584	14,327
Capitalizations	3,604	—	3,604
Acquisitions	—	3,780	3,780

Subtotal	16,347	5,364	21,711

Less: Amortization related to:
Net investment gains (losses)	12	(25)	(13)
Unrealized investment gains (losses)	(323)	(139)	(462)
Other expenses	2,128	336	2,464

Total amortization	1,817	172	1,989

Less: Dispositions and other	102	(21)	81

Balance at December 31, 2005	14,428	5,213	19,641
Capitalizations	3,589	—	3,589

Subtotal	18,017	5,213	23,230

Less: Amortization related to:
Net investment gains (losses)	(158)	(74)	(232)
Unrealized investment gains (losses)	79	31	110
Other expenses	2,247	406	2,653

Total amortization	2,168	363	2,531

Less: Dispositions and other	(152)	—	(152)

Balance at December 31, 2006	$16,001	$4,850	$20,851

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $524 million in 2007, $490 million in 2008, $458 million in 2009, $393 million in 2010, and $359 million in 2011.

Amortization of VOBA and DAC is related to (i) investment gains and losses and the impact of such gains and losses on the amount of the amortization; (ii) unrealized investment gains and losses to provide information regarding the amount that would have been amortized if such gains and losses had been recognized; and (iii) other

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses to provide amounts related to the gross margins or profits originating from transactions other than investment gains and losses.

6.	Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2006	2005
	(In millions)

Balance at January 1,	$4,797	$633
Acquisitions	93	4,180
Dispositions and other, net	7	(16)

Balance at December 31,	$4,897	$4,797

7.	Insurance

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding the value of distribution agreements (“VODA”) and the value of customer relationships acquired (“VOCRA”), which are reported in other assets, is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$715	$—	$—
Acquisitions	—	716	—
Amortization	(6)	(1)	—
Less: Dispositions and other, net	(1)	—	—

Balance at December 31,	$708	$715	$—

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $15 million in 2007, $21 million in 2008, $27 million in 2009, $32 million in 2010 and $27 million in 2011.

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$414	$294	$196
Capitalization	194	140	121
Amortization	(30)	(20)	(23)

Balance at December 31,	$578	$414	$294

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separate Accounts

Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $127.9 billion and $111.2 billion at December 31, 2006 and 2005, respectively, for which the policyholder assumes all investment risk, and separate accounts with a minimum return or account value for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $16.5 billion and $16.7 billion at December 31, 2006 and 2005, respectively. The latter category consisted primarily of Met Managed GICs and participating close-out contracts. The average interest rate credited on these contracts were 5.1% at both December 31, 2006 and 2005.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $2.4 billion, $1.7 billion and $1.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s proportional interest in separate accounts is included in the consolidated balance sheets as follows:

	At December 31,
	2006	2005
	(In millions)

Fixed maturity securities	$30	$29
Equity securities	$36	$34
Cash and cash equivalents	$5	$6

For the years ended December 31, 2006, 2005 and 2004, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Guaranteed Interest Contract Program

The Company issues fixed and floating rate obligations under its GIC program which are denominated in either U.S. dollars or foreign currencies. During the years ended December 31, 2006, 2005 and 2004, the Company issued $5.2 billion, $4.0 billion and $4.0 billion, respectively, and repaid $2.6 billion, $1.1 billion and $150 million, respectively, of GICs under this program. In addition, the acquisition of Travelers increased the balance by $5.3 billion in GICs as of December 31, 2005. Accordingly, at December 31, 2006 and 2005, GICs outstanding, which are included in policyholder account balances, were $21.5 billion and $17.4 billion, respectively. During the years ended December 31, 2006, 2005 and 2004, interest credited on the contracts, which are included in interest credited to policyholder account balances, was $835 million, $464 million and $142 million, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported in future policyholder benefits and other policyholder funds, is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$6,977	$5,824	$5,412
Less: Reinsurance recoverables	(940)	(486)	(525)

Net balance at January 1,	6,037	5,338	4,887

Acquisitions, net	—	160	—
Incurred related to:
Current year	5,064	4,940	4,591
Prior years	(329)	(180)	(29)

	4,735	4,760	4,562

Paid related to:
Current year	(2,975)	(2,841)	(2,717)
Prior years	(1,490)	(1,380)	(1,394)

	(4,465)	(4,221)	(4,111)

Net balance at December 31,	6,307	6,037	5,338
Add: Reinsurance recoverables	937	940	486

Balance at December 31,	$7,244	$6,977	$5,824

As a result of changes in estimates of insured events in the prior years, the claims and claim adjustment expenses decreased by $329 million in 2006 due to a reduction in prior year automobile bodily injury and homeowners’ severity, reduced loss adjustment expenses, improved loss ratio liabilities for non-medical health claim liabilities and improved claim management.

In 2005, the claims and claim adjustment expenses decreased by $180 million due to a reduction in prior year automobile bodily injury and homeowners’ severity as well as refinement in the estimation methodology for non-medical health long-term care claim liabilities.

In 2004, the claims and claim adjustment expenses decreased by $29 million due to a decrease in property and casualty prior year unallocated expense liabilities and improved loss ratios in non-medical health long-term care.

Guarantees

The Company issues annuity contracts which may include contractual guarantees to the contractholder for: (i) return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); and (ii) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary, or total deposits made to the contract less any partial withdrawals plus a minimum return (“anniversary contract value” or “minimum return”). The Company also issues annuity contracts that apply a lower rate of funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier annuities”). These guarantees include benefits that are payable in the event of death or at annuitization.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid up benefit.

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	At December 31,
	2006				2005
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts(1)
Return of Net Deposits
Separate account value	$13,809		N/A		$9,577		N/A
Net amount at risk(2)	$1	(3)	N/A		$3	(3)	N/A
Average attained age of contractholders	61 years		N/A		60 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$87,351		$24,647		$80,368		$18,936
Net amount at risk(2)	$1,927	(3)	$65	(4)	$1,614	(3)	$85	(4)
Average attained age of contractholders	60 years		60 years		61 years		59 years
Two Tier Annuities
General account value	N/A		$296		N/A		$229
Net amount at risk(2)	N/A		$53	(5)	N/A		$36	(5)
Average attained age of contractholders	N/A		58 years		N/A		58 years

	At December 31,
	2006				2005
	Secondary		Paid Up		Secondary		Paid Up
	Guarantees		Guarantees		Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts(1)
Account value (general and separate account)	$8,357		$4,468		$7,357		$4,505
Net amount at risk(2)	$131,808	(3)	$36,447	(3)	$124,702	(3)	$39,979	(3)
Average attained age of policyholders	49 years		54 years		48 years		54 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

(5)	The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

	Annuity Contracts		Universal and Variable
		Guaranteed	Life Contracts
	Guaranteed	Annuitization	Secondary	Paid Up
	Death Benefits	Benefits	Guarantees	Guarantees	Total
	(In millions)

Balance at January 1, 2004	$9	$17	$6	$25	$57
Incurred guaranteed benefits	23	2	4	4	33
Paid guaranteed benefits	(8)	—	(4)	—	(12)

Balance at December 31, 2004	24	19	6	29	78
Incurred guaranteed benefits	22	10	10	10	52
Paid guaranteed benefits	(5)	—	(1)	—	(6)

Balance at December 31, 2005	41	29	15	39	124
Incurred guaranteed benefits	17	7	29	1	54
Paid guaranteed benefits	(6)	—	—	—	(6)

Balance at December 31, 2006	$52	$36	$44	$40	$172

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	At December 31,
	2006	2005
	(In millions)

Mutual Fund Groupings
Equity	$70,187	$58,461
Bond	6,139	6,133
Balanced	4,403	4,804
Money Market	1,302	1,075
Specialty	1,088	1,004

Total	$83,119	$71,477

8.	Reinsurance

The Company’s life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company has historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, the Company reinsured up to 90% of the mortality risk for all new individual life insurance policies that it wrote through its various franchises. This practice was initiated by the different franchises for different products starting at various points in time between 1992 and 2000. During 2005, the Company changed its retention practices for certain individual life insurance. Amounts reinsured in prior years remain reinsured under the original reinsurance; however, under the new retention guidelines, the Company reinsures up to 90% of the mortality risk in excess of $1 million for most new individual life insurance policies that it writes through its various franchises and for certain individual life policies the retention limits remained unchanged. On a case by case basis, the Company may retain up to $25 million per life on single life individual policies and $30 million per life on survivorship individual policies and reinsure 100% of amounts in excess of the Company’s retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. In

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company reinsures a significant portion of the mortality risk on its individual universal life policies issued since 1983. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

The Company had also protected itself through the purchase of combination risk coverage. This reinsurance coverage pooled risks from several lines of business and included individual and group life claims in excess of $2 million per policy, as well as excess property and casualty losses, among others. This combination risk coverage was commuted during 2005.

The Company reinsures its business through a diversified group of reinsurers. No single unaffiliated reinsurer has a material obligation to the Company nor is the Company’s business substantially dependent upon any reinsurance contracts. The Company is contingently liable with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements.

In the Reinsurance Segment, Reinsurance Group of America, Incorporated (“RGA”) retains a maximum of $6 million of coverage per individual life with respect to its assumed reinsurance business.

The amounts in the consolidated statements of income are presented net of reinsurance ceded. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Direct premiums	$23,324	$22,232	$20,126
Reinsurance assumed	5,918	5,316	4,506
Reinsurance ceded	(2,830)	(2,688)	(2,432)

Net premiums	$26,412	$24,860	$22,200

Reinsurance recoverables netted against policyholder benefits and claims	$2,313	$2,400	$1,813

Reinsurance recoverables, included in premiums and other receivables, were $10.2 billion and $8.5 billion at December 31, 2006 and 2005, respectively, including $1.2 billion and $1.3 billion, respectively, relating to reinsurance of long-term GICs and structured settlement lump sum contracts accounted for as a financing transaction; $3.0 billion and $2.8 billion at December 31, 2006 and 2005, respectively, relating to reinsurance on the run-off of long-term care business written by Travelers; and $1.3 billion and $1.4 billion at December 31, 2006 and 2005, respectively, relating to reinsurance on the run-off of workers compensation business written by Travelers. Reinsurance and ceded commissions payables, included in other liabilities, were $275 million and $276 million at December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006, 2005 and 2004, reinsurance ceded and assumed include affiliated transactions of $624 million, $670 million, and $579 million, respectively, and $1.4 billion at December 31, 2006, relating to the reinsurance of investment-type contracts held by small market defined contribution plans.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Closed Block

On April 7, 2000 (the “Demutualization Date”), Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance (the “Superintendent”) approving Metropolitan Life’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. At least annually, the Company compares actual and projected experience against the experience assumed in the then-current dividend scales. Dividend scales are adjusted periodically to give effect to changes in experience.

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

The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the effective date of the demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block is greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block is less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	December 31,
	2006	2005
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,089	$42,759
Other policyholder funds	282	257
Policyholder dividends payable	701	693
Policyholder dividend obligation	1,063	1,607
Payables for collateral under securities loaned and other transactions	6,483	4,289
Other liabilities	192	200

Total closed block liabilities	51,810	49,805

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $30,286 and $27,892, respectively)	31,255	29,270
Trading securities, at fair value (cost: $0 and $3, respectively)	—	3
Equity securities available-for-sale, at estimated fair value (cost: $1,184 and $1,180, respectively)	1,484	1,341
Mortgage loans on real estate	7,848	7,790
Policy loans	4,212	4,148
Real estate and real estate joint ventures held-for-investment	242	227
Short-term investments	62	41
Other invested assets	644	250

Total investments	45,747	43,070
Cash and cash equivalents	255	512
Accrued investment income	517	506
Deferred income tax assets	754	902
Premiums and other receivables	156	270

Total assets designated to the closed block	47,429	45,260

Excess of closed block liabilities over assets designated to the closed block	4,381	4,545

Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax of $457 and $554, respectively	812	985
Unrealized gains (losses) on derivative instruments, net of income tax of ($18) and ($17), respectively	(32)	(31)
Allocated to policyholder dividend obligation, net of income tax of ($381) and ($538), respectively	(681)	(954)

Total amounts included in accumulated other comprehensive income (loss)	99	—

Maximum future earnings to be recognized from closed block assets and liabilities	$4,480	$4,545

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the closed block policyholder dividend obligation is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at January 1,	$1,607	$2,243	$2,130
Impact on revenues, net of expenses and income tax	(114)	(9)	124
Change in unrealized investment and derivative gains (losses)	(430)	(627)	(11)

Balance at December 31,	$1,063	$1,607	$2,243

Information regarding the closed block revenues and expenses is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Premiums	$2,959	$3,062	$3,156
Net investment income and other revenues	2,355	2,382	2,504
Net investment gains (losses)	(130)	10	(19)

Total revenues	5,184	5,454	5,641

Expenses
Policyholder benefits and claims	3,474	3,478	3,480
Policyholder dividends	1,479	1,465	1,458
Change in policyholder dividend obligation	(114)	(9)	124
Other expenses	247	263	275

Total expenses	5,086	5,197	5,337

Revenues, net of expenses before income tax	98	257	304
Income tax	34	90	109

Revenues, net of expenses and income tax from continuing operations	64	167	195
Revenues, net of expenses and income tax from discontinued operations	1	—	—

Revenues, net of expenses, income taxes and discontinued operations	$65	$167	$195

The change in the maximum future earnings of the closed block is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Balance at December 31,	$4,480	$4,545	$4,712
Balance at January 1,	4,545	4,712	4,907

Change during year	$(65)	$(167)	$(195)

Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Long-term and Short-term Debt

Long-term and short-term debt outstanding is as follows:

	Interest Rates
		Weighted		December 31,
	Range	Average	Maturity	2006	2005
				(In millions)

Senior notes	5.00%-6.75%	5.67%	2011-2036	$8,046	$7,616
Repurchase agreements	2.18%-5.65%	4.77%	2007-2013	998	855
Surplus notes	7.63%-7.88%	7.76%	2015-2025	697	696
Fixed rate notes	5.76%-6.47%	5.95%	2007-2011	107	104
Other notes with varying interest rates	3.44%-6.10%	4.33%	2009-2012	68	145
Capital lease obligations				63	73

Total long-term debt				9,979	9,489
Total short-term debt				1,449	1,414

Total				$11,428	$10,903

The aggregate maturities of long-term debt as of December 31, 2006 for the next five years are $116 million in 2007, $383 million in 2008, $398 million in 2009, $194 million in 2010, $992 million in 2011 and $7,896 million thereafter.

Collateralized debt, which consists of repurchase agreements and capital lease obligations, ranks highest in priority, followed by unsecured senior debt which consists of senior notes, fixed rate notes and other notes with varying interest rates, followed by subordinated debt which consists of junior subordinated debentures. Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations at the operating company level and senior to obligations at the Holding Company, may be made only with the prior approval of the insurance department of the state of domicile.

Senior Notes

The Holding Company repaid a $500 million 5.25% senior note which matured on December 1, 2006 and a $1,006 million 3.911% senior note which matured on May 15, 2005. RGA repaid a $100 million 7.25% senior note which matured on April 1, 2006.

On June 28, 2006, Timberlake Financial L.L.C., (“Timberlake”), a subsidiary of RGA, completed an offering of $850 million of Series A Floating Rate Insured Notes due June 2036, which is included in the Company’s long-term debt. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base margin, payable monthly. The notes represent senior, secured indebtedness of Timberlake Financial, L.L.C. with no recourse to RGA or its other subsidiaries. Up to $150 million of additional notes may be offered in the future. The proceeds of the offering provide long-term collateral to support Regulation XXX statutory reserves on 1.5 million term life insurance policies with guaranteed level premium periods reinsured by RGA Reinsurance Company, a U.S. subsidiary of RGA. Issuance costs associated with the offering of the notes of $13 million have been capitalized, are included in other assets, and will be amortized using the effective interest method over the period from the issuance date of the notes until their maturity.

In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Holding Company issued the following debt:

On June 23, 2005, the Holding Company issued in the United States public market $1,000 million aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million) and $1,000 million aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.4 million ($997.6 million). In connection with the offering, the Holding Company incurred $12.4 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the respective term of the related senior notes.

On June 29, 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). The senior notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended. In connection with the offering, the Holding Company incurred $3.7 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the term of the related senior notes.

Repurchase Agreements with Federal Home Loan Bank

MetLife Bank, National Association (“MetLife Bank” or “MetLife Bank, N.A.”) is a member of the Federal Home Loan Bank of New York (the “FHLB of NY”). See Note 15 for a description of the Company’s liability for repurchase agreements with the FHLB of NY as of December 31, 2006 and 2005, which is included in long-term debt.

Surplus Notes

Metropolitan Life repaid a $250 million 7% surplus note which matured on November 1, 2005.

Short-term Debt

During the years ended December 31, 2006 and 2005, the Company’s short-term debt consisted of commercial paper with a weighted average interest rate of 5.2% and 3.4%, respectively. The average daily balance of commercial paper outstanding was $1.9 billion and $1.0 billion during the years ended December 31, 2006 and 2005, respectively. The commercial paper was outstanding for an average of 39 days and 53 days during the years ended December 31, 2006 and 2005, respectively.

Interest Expense

Interest expense related to the Company’s indebtedness included in other expenses was $703 million, $542 million and $428 million for the years ended December 31, 2006, 2005 and 2004, respectively, and does not include interest expense on junior subordinated debt securities. See Note 11.

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.9 billion as of December 31, 2006. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at December 31, 2006,

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. Information on these facilities as of December 31, 2006 is as follows:

				Letters of
				Credit		Unused
Borrower(s)	Expiration	Capacity		Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	April 2009	$1,500	(1)	$487	$—	$1,013
MetLife, Inc. and MetLife Funding, Inc.	April 2010	1,500	(1)	483	—	1,017
MetLife Bank, N.A	July 2007	200		—	—	200
Reinsurance Group of America, Incorporated	May 2007	29		—	29	—
Reinsurance Group of America, Incorporated	September 2010	600		315	50	235
Reinsurance Group of America, Incorporated	March 2011	39		—	28	11

Total		$3,868		$1,285	$107	$2,476

(1)	These facilities serve as back up lines of credit for the Company’s commercial paper programs.

Committed Facilities.  Information on the capacity and outstanding balances of all committed facilities as of December 31, 2006 is as follows:

			Letter of
			Credit	Unused	Maturity
Account Party	Expiration	Capacity	Issuances	Commitments	(Years)
		(In millions)

MetLife Reinsurance Company of South Carolina	July 2010(1)	$2,000	$2,000	$—	4
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016(2)	500	490	10	10
Exeter Reassurance Company Ltd.	June 2025(1)(3)	225	225	—	19
Exeter Reassurance Company Ltd.	March 2025(1)(3)	250	250	—	19
Exeter Reassurance Company Ltd.	June 2025(1)(3)	325	58	267	19
Exeter Reassurance Company Ltd.	December 2026(1)	901	140	761	20
Exeter Reassurance Company Ltd.	December 2027(1)	650	330	320	21

Total		$4,851	$3,493	$1,358

(1)	The Holding Company is a guarantor under this agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	On June 1, 2006, the letter of credit issuer elected to extend the initial stated termination date of each respective letter of credit to the respective dates indicated.

Letters of Credit.  At December 31, 2006, the Company had outstanding $5.0 billion in letters of credit from various banks, of which $4.8 billion were part of committed and credit facilities. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

11.	Junior Subordinated Debentures

Junior Subordinated Debentures Underlying Common Equity Units

In connection with the acquisition of Travelers on July 1, 2005, the Holding Company issued on June 21, 2005 $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debentures due no later than

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million in connection with the common equity units more fully described in Note 12.

Interest expense related to the junior subordinated debentures underlying common equity units was $104 million and $55 million for the years ended December 31, 2006 and 2005, respectively.

Other Junior Subordinated Debentures Issued by the Holding Company

On December 21, 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. The debentures are scheduled for redemption on December 15, 2036; the final maturity of the debentures is December 15, 2066. The Holding Company may redeem the debentures (i) in whole or in part, at any time on or after December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest is payable semi-annually at a fixed rate of 6.40% up to, but not including, the scheduled redemption date. In the event the debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of three-month LIBOR plus a margin equal to 2.205%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Interest compounds during periods of deferral. In connection with the issuance of the debentures, the Holding Company entered into a replacement capital covenant (“RCC”). As part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2056, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). Issuance costs associated with the offering of the debentures of $13 million have been capitalized, are included in other assets, and will be amortized using the effective interest method over the period from the issuance date of the debentures until their scheduled redemption.

Interest expense on the debentures was $2 million for the year ended December 31, 2006.

Other Junior Subordinated Debentures Issued by a Subsidiary

On December 8, 2005, RGA issued junior subordinated debentures with a face amount of $400 million. Interest is payable semi-annually at a fixed rate of 6.75% up to but not including the scheduled redemption date. The securities may be redeemed (i) in whole or in part, at any time on or after December 15, 2015 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in whole or in part, prior to December 15, 2015 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. In the event the junior subordinated debentures are not redeemed on or before the scheduled redemption date of December 15, 2015, interest on these junior subordinated debentures will accrue at an annual rate of three-month LIBOR plus a margin equal to 2.665%, payable quarterly in arrears. The final maturity of the debentures is December 15, 2065. RGA has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Interest compounds during periods of deferral. Issuance costs associated with the offering of the junior subordinated debentures of $6 million have been capitalized, are included in other assets, and will be amortized using the effective interest method over the period from the issuance date of the junior subordinated debentures until their scheduled redemption.

Interest expense on the junior subordinated debentures was $27 million and $2 million for the years ended December 31, 2006 and 2005, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Common Equity Units

In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Holding Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. As described below, the common equity units consist of interests in trust preferred securities issued by MetLife Capital Trusts II and III, and stock purchase contracts issued by the Holding Company. The only assets of MetLife Capital Trusts II and III are junior subordinated debentures issued by the Holding Company.

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

The trust common securities, which are held by the Holding Company, represent a 3% interest in the Trusts and are reflected as fixed maturity securities in the consolidated balance sheet of MetLife, Inc. The Trusts are VIEs in accordance with FIN No. 46, Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“ FIN 46(r)”), and the Company does not consolidate its interest in MetLife Capital Trusts II and III as it is not the primary beneficiary of either of the Trusts.

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

The trust preferred securities have remarketing dates which correspond with the initial and subsequent stock purchase dates to provide the holders of the common equity units with the proceeds to exercise the stock purchase contracts. The initial stock purchase date is expected to be August 15, 2008, but could be deferred for quarterly periods until February 15, 2009, and the subsequent stock purchase date is expected to be February 15, 2009, but could be deferred for quarterly periods until February 15, 2010. At the remarketing date, the remarketing agent will have the ability to reset the interest rate on the trust preferred securities to generate sufficient remarketing proceeds to satisfy the common equity unit holder’s obligation under the stock purchase contract, subject to a reset cap for each of the first two attempted remarketings of each series. The interest rate on the supporting junior subordinated

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt securities issued by the Holding Company will be reset at a commensurate rate. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the trust preferred securities, as necessary, in subsequent quarters through February 15, 2009 for the Series A trust preferred securities and through February 15, 2010 for the Series B trust preferred securities. The final attempt at remarketing will not be subject to the reset cap. If all remarketing attempts are unsuccessful, the Holding Company has the right, as a secured party, to apply the liquidation amount on the trust preferred securities to the common equity unit holders obligation under the stock purchase contract and to deliver to the common equity unit holder a junior subordinated debt security payable on August 15, 2010 at an annual rate of 4.82% and 4.91% on the Series A and Series B trust preferred securities, respectively, in payment of any accrued and unpaid distributions.

Stock Purchase Contracts

Each stock purchase contract requires the holder of the common equity unit to purchase, and the Holding Company to sell, for $12.50, on each of the initial stock purchase date and the subsequent stock purchase date, a number of newly issued or treasury shares of the Holding Company’s common stock, par value $0.01 per share, equal to the applicable settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the closing price of the common stock during a specified 20-day period immediately preceding the applicable stock purchase date. If the market value of the Holding Company’s common stock is less than the threshold appreciation price of $53.10 but greater than $43.35, the reference price, the settlement rate will be a number of the Holding Company’s common stock equal to the stated amount of $12.50 divided by the market value. If the market value is less than or equal to the reference price, the settlement rate will be 0.28835 shares of the Holding Company’s common stock. If the market value is greater than or equal to the threshold appreciation price, the settlement rate will be 0.23540 shares of the Holding Company’s common stock. Accordingly, upon settlement in the aggregate, the Holding Company will receive proceeds of $2,070 million and issue between 39.0 million and 47.8 million shares of its common stock. The stock purchase contract may be exercised at the option of the holder at any time prior to the settlement date. However, upon early settlement, the holder will receive the minimum settlement rate.

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

The value of the stock purchase contracts at issuance, $96.6 million, were calculated as the present value of the future contract payments due under the stock purchase contract of 1.510% through the initial stock purchase date, and 1.465% up to the subsequent stock purchase date, discounted at the interest rate on the supporting junior subordinated debt securities issued by the Holding Company, 4.82% or 4.91% on the Series A and Series B trust preferred securities, respectively. The value of the stock purchase contracts was recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liability balance related to the stock purchase contracts will accrue interest at the discount rate of 4.82% or 4.91%, as applicable, with an offsetting increase to interest expense. When the contract payments are made under the stock purchase contracts they will reduce the other liability balance. During the years ended December 31, 2006 and 2005, the Holding Company increased the other liability balance for the accretion of the discount on the contract payment of $3 million and $2 million and made contract payments of $31 million and $13 million, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance Costs

In connection with the offering of common equity units, the Holding Company incurred $55.3 million of issuance costs of which $5.8 million relate to the issuance of the junior subordinated debt securities underlying common equity units which fund the Series A and Series B trust preferred securities and $49.5 million relate to the expected issuance of the common stock under the stock purchase contracts. The $5.8 million in debt issuance costs have been capitalized, are included in other assets, and will be amortized using the effective interest method over the period from issuance date of the common equity units to the initial and subsequent stock purchase date. The remaining $49.5 million of costs relate to the common stock issuance under the stock purchase contracts and have been recorded as a reduction of additional paid-in capital.

Earnings Per Common Share

The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Holding Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the year ended December 31, 2006, the average closing price for each of the 20 trading days before December 31, 2006, was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share. See Note 19.

13.	Shares Subject to Mandatory Redemption and Company-Obligated Mandatorily Redeemable Securities of Subsidiary Trusts

GenAmerica Capital I.  In June 1997, GenAmerica Corporation (“GenAmerica”) issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. GenAmerica has fully and unconditionally guaranteed, on a subordinated basis, the obligation of the trust under the capital securities and is obligated to mandatorily redeem the securities on June 30, 2027. GenAmerica may prepay the securities any time after June 30, 2007. Capital securities outstanding were $119 million, net of unamortized discounts of $6 million at both December 31, 2006 and 2005. Interest expense on these instruments is included in other expenses and was $11 million for each of the years ended December 31, 2006, 2005 and 2004.

RGA Capital Trust I.  In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I (the “Trust”), issued 4,500,000 Preferred Income Equity Redeemable Securities (“PIERS”) Units. Each PIERS unit consists of: (i) a preferred security issued by the Trust, having a stated liquidation amount of $50 per unit, representing an undivided beneficial ownership interest in the assets of the Trust, which consist solely of junior subordinated debentures issued by RGA which have a principal amount at maturity of $50 and a stated maturity of March 18, 2051; and (ii) a warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50.

The fair market value of the warrant on the issuance date was $14.87 and is detachable from the preferred security. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the preferred securities. The preferred securities and subordinated debentures were issued at a discount (original issue discount) to the face or liquidation value of $14.87 per security. The securities will accrete to their $50 face/liquidation value over the life of the security on a level yield basis. The weighted average effective interest rate on the preferred securities and the subordinated debentures is 8.25% per annum. Capital securities outstanding were $159 million, net of unamortized discounts of $66 million at both December 31, 2006 and 2005.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Tax

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Current:
Federal	$637	$559	$658
State and local	39	63	51
Foreign	156	111	154

Subtotal	832	733	863

Deferred:
Federal	$220	$470	$191
State and local	2	14	6
Foreign	62	11	(64)

Subtotal	284	495	133

Provision for income tax	$1,116	$1,228	$996

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Tax provision at U.S. statutory rate	$1,477	$1,507	$1,251
Tax effect of:
Tax-exempt investment income	(296)	(169)	(131)
State and local income tax	23	35	37
Prior year tax	(33)	(31)	(105)
Foreign operations, net of foreign income tax	(34)	(44)	(36)
Foreign operations repatriation	—	(27)	—
Other, net	(21)	(43)	(20)

Provision for income tax	$1,116	$1,228	$996

Included in the 2005 total tax provision was a $27 million tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax position had previously been recorded.

The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. In 2004, the Company recorded an adjustment of $91 million for the settlement of all federal income tax issues relating to the IRS’s audit of the Company’s tax returns for the years 1997-1999. Such settlement is reflected in the current year tax expense as an adjustment to prior year tax. The Company also received $22 million in interest on such settlements and incurred an $8 million tax expense on such settlement for a total impact to net income of $105 million. The current IRS examination covers the years 2000-2002 and the Company expects it to be completed in 2007. The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income tax have been

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established for future income tax assessments when it is probable there will be future assessments and the amount thereof can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. The Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated financial statements although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2006	2005
	(In millions)

Deferred income tax assets:
Policyholder liabilities and receivables	$4,078	$4,774
Net operating loss carryforwards	1,368	1,017
Employee benefits	472	36
Capital loss carryforwards	156	75
Tax credit carryforwards	—	102
Intangibles	22	82
Litigation-related	65	64
Other	198	178

	6,359	6,328
Less: Valuation allowance	239	199

	6,120	6,129

Deferred income tax liabilities:
Investments	1,839	1,563
DAC	5,433	4,989
Net unrealized investment gains	994	1,041
Other	132	242

	8,398	7,835

Net deferred income tax liability	$(2,278)	$(1,706)

Domestic net operating loss carryforwards amount to $3,508 million at December 31, 2006 and will expire beginning in 2015. Foreign net operating loss carryforwards amount to $493 million at December 31, 2006 and were generated in various foreign countries with expiration periods of five years to infinity. Capital loss carryforwards amount to $447 million at December 31, 2006 and will expire beginning in 2010.

The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2006, the Company recorded $40 million of additional deferred income tax valuation allowance related to certain foreign net operating loss carryforwards.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Contingencies, Commitments and Guarantees

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

On a quarterly and yearly basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2006.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life’s plan of reorganization, as amended and the adequacy and accuracy of Metropolitan Life’s disclosure to policyholders regarding the Plan. These actions discussed below named as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, the Superintendent and the underwriters for MetLife, Inc.’s initial public offering, Goldman Sachs & Company and Credit Suisse First Boston. Metropolitan Life, the Holding Company, and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  Another putative class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages. In 2003, the trial court granted the defendants’ motions to dismiss these two putative class actions. In 2004, the appellate court modified the trial court’s order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On January 30, 2007, the trial court signed an order certifying a litigation class for plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to a common law fraud claim. The January 30, 2007 order implemented the trial court’s May 2, 2006 memorandum deciding plaintiffs’ class certification motion. Defendants have filed a notice of appeal from this decision.     .

Meloy, et al. v. Superintendent of Ins., et al. (Sup. Ct., N.Y. County, filed April 14, 2000).  Five persons brought a proceeding under Article 78 of New York’s Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the Plan. In this proceeding, petitioners sought to vacate the Superintendent’s Opinion and Decision and enjoin him from granting final approval of the Plan. On November 10, 2005, the trial court granted respondents’ motions to dismiss this proceeding. Petitioners have filed a notice of appeal.

In re MetLife Demutualization Litig.  (E.D.N.Y., filed April 18, 2000).  In this class action against Metropolitan Life and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants’ motion to dismiss the claim of violation of the Securities Exchange Act of 1934. The court had previously denied defendants’ motion to dismiss the claim for violation of the Securities Act of 1933. In 2004, the court reaffirmed its earlier decision denying defendants’ motion for summary judgment as premature. On July 19, 2005, this federal trial court certified this lawsuit as a class action against Metropolitan Life and the Holding Company.

Fotia, et al.  v. MetLife, Inc., et al. (Ont. Super. Ct., filed April 3, 2001).  This lawsuit was filed in Ontario, Canada on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and Metropolitan Life Insurance Company of Canada. Plaintiffs’ allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief.

Asbestos-Related Claims

Metropolitan Life is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. Metropolitan Life has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of Metropolitan Life’s employees during the period from the 1920’s through approximately the 1950’s and allege that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury, and factors unrelated to the ultimate legal merit of the claims asserted against Metropolitan Life. Metropolitan Life employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling litigation under appropriate circumstances.

Claims asserted against Metropolitan Life have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. Metropolitan Life’s defenses (beyond denial of certain factual allegations) include that: (i) Metropolitan Life owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of Metropolitan Life; (iii) Metropolitan Life’s conduct was not the cause of the plaintiffs’ injuries; (iv) that plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. Since 2002, trial courts in California, Utah, Georgia, New York, Texas, and Ohio have granted motions dismissing claims against Metropolitan Life. Some

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

courts have denied Metropolitan Life’s motions to dismiss. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life intends to continue to defend aggressively against claims based on asbestos exposure.

The approximate total number of asbestos personal injury claims pending against Metropolitan Life as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims during those years are set forth in the following table:

	At or For the Years Ended December 31,
	2006	2005	2004
	(In millions, except number of claims)

Asbestos personal injury claims at year end (approximate)	87,070	100,250	108,000
Number of new claims during the year (approximate)	7,870	18,500	23,900
Settlement payments during the year(1)	$35.5	$74.3	$85.5

(1)	Settlement payments represent payments made by Metropolitan Life during the year in connection with settlements made in that year and in prior years. Amounts do not include Metropolitan Life’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2003, Metropolitan Life received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. Metropolitan Life’s recorded asbestos liability is based on Metropolitan Life’s estimation of the following elements, as informed by the facts presently known to it, its understanding of current law, and its past experiences: (i) the reasonably probable and estimable liability for asbestos claims already asserted against Metropolitan Life including claims settled but not yet paid; (ii) the reasonably probable and estimable liability for asbestos claims not yet asserted against Metropolitan Life, but which Metropolitan Life believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying Metropolitan Life’s analysis of the adequacy of its liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

Metropolitan Life regularly re-evaluates its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. As previously disclosed, in 2002 Metropolitan Life increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through December 31, 2006.

The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict with any certainty the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against Metropolitan Life when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.

The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be reasonably probable and estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s consolidated financial position.

During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1.5 billion, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by Metropolitan Life in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company’s operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company’s liquidity.

Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each of 2003, 2004, 2005 and 2006 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $8.3 million with respect to 2002 claims, $15.5 million with respect to 2003 claims, $15.1 million with respect to 2004 claims, $12.7 million with respect to 2005 claims, and estimated to be approximately $5.0 million with respect to 2006 claims and are estimated, as of December 31, 2006, to be approximately $72.2 million in the aggregate, including future years.

Sales Practices Claims

Over the past several years, Metropolitan Life, New England Mutual Life Insurance Company (“New England Mutual”), New England Life Insurance Company and General American Life Insurance Company (“General American”), have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. In addition, claims have been brought relating to the sale of mutual funds and other products.

As of December 31, 2006, there were approximately 280 sales practices litigation matters pending against Metropolitan Life; approximately 41 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company and New England Securities Corporation (collectively, “New England”);

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 37 sales practices litigation matters pending against General American; and approximately 20 sales practices litigation matters pending against Walnut Street Securities, Inc. (“Walnut Street”). In addition, similar litigation matters are pending against MetLife Securities, Inc. (“MSI”). Metropolitan Life, New England, General American, MSI and Walnut Street continue to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement, others have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

Two putative class action lawsuits involving sales practices claims were filed against Metropolitan Life in Canada. In Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998), plaintiff alleges misrepresentations regarding dividends and future payments for life insurance policies and seeks unspecified damages. In Ace Quan v. Metropolitan Life Ins. Co. (Ont. Gen. Div., filed April 1997), plaintiff alleges breach of contract and negligent misrepresentations relating to, among other things, life insurance premium payments and seeks damages, including punitive damages. By agreement of the parties, Metropolitan Life has not yet filed a response in this action.

Regulatory authorities in a small number of states have had investigations or inquiries relating to Metropolitan Life’s, New England’s, General American’s, MSI’s or Walnut Street’s sales of individual life insurance policies or annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions, pending in Louisiana and, Mississippi against Metropolitan Property and Casualty Insurance Company (“MPC”) relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. It is reasonably possible that other actions will be filed. The Company is vigorously defending against the claims in these matters.

Stern v. Metropolitan Casualty Ins. Co. (S.D. Fla., filed October 18, 1999).  A putative class action, seeking compensatory damages and injunctive relief has been filed against MPC’s subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. The Company is vigorously defending against the claims in this matter.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit originally alleged breach of contract and fraud arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. The court granted MPC’s motion to dismiss the fraud claim in the second suit. A motion for class certification has been filed and briefed. The Company is vigorously defending against the claims in these matters.

Regulatory Matters and Related Litigation

Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2006, Metropolitan Life resolved a previously disclosed investigation by the Office of the Attorney General of the State of New York related to payments to intermediaries in the marketing and sale of group life and disability, group long-term care and group accidental death and dismemberment insurance and related matters. In the settlement, Metropolitan Life did not admit liability as to any issue of fact or law. Among other things, Metropolitan Life has agreed to certain business reforms relating to compensation of producers of group insurance, compensation disclosures to group insurance clients and the adoption of related standards of conduct, some of which it had implemented following the commencement of the investigation. Metropolitan Life has paid a fine and has made a payment to a restitution fund. It is the opinion of management that Metropolitan Life’s resolution of this matter will not adversely affect its business. The Company has received subpoenas and/or other discovery requests from regulators, state attorneys general or other governmental authorities in other states, including Connecticut, Massachusetts, California, Florida, and Ohio, seeking, among other things, information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. The Company also has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker Universal Life Resources. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other discovery requests.

Approximately sixteen broker-related lawsuits in which the Company was named as a defendant were filed. Voluntary dismissals and consolidations have reduced the number of pending actions to two:

The People of the State of California, by and through John Garamendi, Ins. Commissioner of the State of California v. MetLife, Inc., et al. (Cal. Super. Ct., County of San Diego, filed November 18, 2004). The California Insurance Commissioner filed suit against Metropolitan Life and other non-affiliated companies alleging that the defendants violated certain provisions of the California Insurance Code. This action seeks injunctive relief relating to compensation disclosures.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005). In this multi-district proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several non-affiliated insurance companies and several insurance brokers violated RICO, ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. A motion to dismiss has not been fully decided. Plaintiffs in several other actions have voluntarily dismissed their claims. The Company is vigorously defending against the claims in these matters.

Following an inquiry commencing in March 2004, the staff of NASD notified MSI that it made a preliminary determination to recommend charging MSI with the failure to adopt, maintain and enforce written supervisory

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

procedures reasonably designed to achieve compliance with suitability requirements regarding the sale of college savings plans, also known as 529 plans. This notification followed an industry-wide inquiry by NASD examining sales of 529 plans. In November 2006, MSI and NASD reached a settlement resolving the matter, which includes payment of a penalty and customer remediation. MSI neither admitted nor denied NASD’s findings.

In February 2006, the Company learned that the SEC commenced a formal investigation of New England Securities (“NES”) in connection with the suitability of its sales of variable universal life insurance policies. The Company believes that others in the insurance industry are the subject of similar investigations by the SEC. NES is cooperating fully with the SEC.

In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and MSI intends to cooperate fully with the Illinois Department of Securities.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of Metlife Insurance Company of Connecticut (“MICC”), is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. Metropolitan Life was initially a named defendant but the action has been discontinued as to Metropolitan Life since it did not own the properties during the time period in question. This group of tenants claims that the MetLife entities, and since the sale of the properties, Tishman Speyer as current owner, improperly charged market rents when only lower regulated rents were permitted. The allegations are based on the impact of so-called J-51 tax abatements. The lawsuit seeks declaratory relief and damages. Carroll v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed February 14, 2007).  A second putative class action was filed against the same defendants alleging similar claims as in the Roberts lawsuit, and in addition includes a claim of unjust enrichment and purported violation of New York General Business Law Section 349. The Company intends to vigorously defend against the claims in both actions.

Brubaker, et al. v. Metropolitan Life Ins. Co., et al. (D.C. Cir., filed October 20, 2000).  Plaintiffs, in this putative class action lawsuit, allege that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and not available to individuals like these plaintiffs whose employment, or whose spouses’ employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs seek to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life’s motion for summary judgment was granted. Plaintiffs’ motion for reconsideration was denied. Plaintiffs appealed to the United States Court of Appeals for the District of Columbia Circuit. The parties are currently briefing the appeal and oral argument is set for March 15, 2007.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003). The American Dental Association and three individual providers have sued the Holding Company, Metropolitan Life and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. The district court has granted in part and denied in part the Company’s motion to dismiss. The Company has filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which stays the lawsuit indefinitely.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007). A putative class action complaint was filed against Metropolitan Life, MetLife Securities, Inc. and MetLife Investment Advisors Company, LLC. Plaintiff asserts legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products (as opposed to non-proprietary products) by the Company’s agency distribution group. Plaintiff seeks rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. The Company intends to vigorously defend against the claims in this matter.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MetLife Life and Annuity Company of Connecticut (“MLAC”)), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleges Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. Plaintiff may seek to file another motion for class certification. Defendants have moved for summary judgment. The Company is continuing to vigorously defend against the claims in this matter.

Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust cases in various states. The Company intends to vigorously defend against the claims in these matters.

Summary

Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed above and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted above in connection with specific matters. In some of the matters referred to above, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s consolidated financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed life insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2006	2005
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$45	$45
Premium tax offsets currently available for paid assessments	7	8
Receivable for reimbursement of paid assessments(1)	10	10

	$62	$63

Liability:
Insolvency assessments	$90	$90

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

Assessments levied against the Company were $2 million, $4 million and $10 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Impact of Hurricanes

On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama, causing catastrophic damage to these coastal regions. MetLife’s cumulative gross losses from Hurricane Katrina were $333 million and $335 million at December 31, 2006 and 2005, respectively, primarily arising from the Company’s homeowners business. During the years ended December 31, 2006 and 2005, the Company recognized total net losses, net of income tax and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments related to the catastrophe as follows:

	Auto & Home		Institutional		Total Company
	Years Ended		Years Ended		Years Ended
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006	2005
	(In millions)

Net ultimate losses at January 1,	$120	$—	$14	$—	$134	$—
Total net losses recognized	(2)	120	—	14	(2)	134

Net ultimate losses at December 31,	$118	$120	$14	$14	$132	$134

On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. MetLife’s cumulative gross losses from Hurricane Wilma were $64 million and $57 million at December 31, 2006 and 2005, respectively, primarily arising from the Company’s homeowners and automobile businesses. During the years ended December 31, 2006 and 2005, the Company’s Auto & Home segment recognized total losses, net of income tax and reinsurance recoverables, of $29 million and $32 million, respectively, related to Hurricane Wilma.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent upon the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Louisiana, Mississippi and Alabama challenging denial of claims for damages caused to property during Hurricane Katrina. MPC is a named party in some of these lawsuits. In addition, rulings in cases in which MPC is not a party may affect interpretation of its policies. MPC intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company’s hurricane-related claim exposure and losses. Based on information known by management, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company’s consolidated financial statements.

Argentina

The Argentinean economic, regulatory and legal environment, including interpretations of laws and regulations by regulators and courts, is uncertain. Potential legal or governmental actions related to pension reform, fiduciary responsibilities, performance guarantees and tax rulings could adversely affect the results of the Company. Upon acquisition of Citigroup’s insurance operations in Argentina, the Company established insurance liabilities, most significantly death and disability policy liabilities, based upon its interpretation of Argentinean law and the Company’s best estimate of its obligations under such law. In 2006, a decree was issued by the Argentine Government regarding the taxability of pesification-related gains resulting in the reduction of certain tax liabilities. See Note 2.

Commitments

Leases

In accordance with industry practice, certain of the Company’s income from lease agreements with retail tenants are contingent upon the level of the tenants’ sales revenues. Additionally, the Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. Future minimum rental and sublease income, and minimum gross rental payments relating to these lease agreements are as follows:

			Gross
	Rental	Sublease	Rental
	Income	Income	Payments
	(In millions)

2007	$328	$23	$247
2008	$278	$20	$198
2009	$225	$12	$196
2010	$185	$8	$172
2011	$155	$8	$146
Thereafter	$564	$15	$1,206

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.0 billion and $2.7 billion at December 31, 2006 and 2005, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $3.0 billion at December 31, 2006 and 2005, respectively.

Commitments to Fund Bank Credit Facilities and Bridge Loans

The Company commits to lend funds under bank credit facilities and bridge loans. The amounts of these unfunded commitments were $1.9 billion and $346 million at December 31, 2006 and 2005, respectively.

Other Commitments

MICC is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston, which is included in equity securities on the Company’s consolidated balance sheets. MICC has also entered into several funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on MICC’s residential mortgages and mortgage-backed securities to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MICC, the FHLB of Boston’s recovery is limited to the amount of MICC’s liability under the outstanding funding agreements. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $926 million and $1.1 billion at December 31, 2006 and 2005, respectively, which is included in PABs.

MetLife Bank is a member of the FHLB of NY and holds $54 million and $43 million of common stock of the FHLB of NY, at December 31, 2006 and 2005, respectively, which is included in equity securities on the Company’s consolidated balance sheet. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $998 million and $855 million at December 31, 2006 and 2005, respectively, which is included in long-term debt.

Metropolitan Life is a member of the FHLB of NY and holds $136 million of common stock of the FHLB of NY, which is included in equity securities on the Company’s consolidated balance sheet. Metropolitan Life had no funding agreements with the FHLB of NY at December 31, 2006 or 2005.

On December 12, 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company’s ownership percentage of RGA to approximately 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined, resulting in a cash settlement substantially equal to the aggregate cost. RGA

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At December 31, 2006, the Company’s ownership was approximately 53% of RGA.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $2 billion, with a cumulative maximum of $3.6 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the year ended December 31, 2006, the Company did not record any additional liabilities for indemnities, guarantees and commitments. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to indemnities provided in connection with a certain disposition. The Company’s recorded liabilities at December 31, 2006 and 2005 for indemnities, guarantees and commitments were $5 million and $9 million, respectively.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $396 million at December 31, 2006. The credit default swaps expire at various times during the next ten years.

16.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Subsidiaries sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering eligible employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay as well as earnings credits, determined

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. As of December 31, 2006, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

The Subsidiaries also provide certain postemployment benefits and certain postretirement health and life insurance benefits for retired employees. Employees of the Subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the Subsidiaries, may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits.

In connection with the acquisition of Travelers, the employees of Travelers and any other Citigroup affiliate in the United States who became employees of certain Subsidiaries in connection with that acquisition (including those who remained employees of companies acquired in that acquisition) will be credited with service recognized by Citigroup for purposes of determining eligibility and vesting under the Plan with respect to benefits earned under the Plan subsequent to the closing date of the acquisition. Neither the Holding Company nor its subsidiaries assumed an obligation for benefits earned under defined benefit plans of Citigroup or Travelers prior to the acquisition.

As described more fully in Note 1, effective December 31, 2006, the Company adopted SFAS 158. The adoption of SFAS 158 required the recognition of the funded status of defined benefit pension and other postretirement plans and eliminated the additional minimum pension liability provision of SFAS 87. The Company’s additional minimum pension liability was $78 million, and the intangible asset was $12 million, at December 31, 2005. The excess of the additional minimum pension liability over the intangible asset of $66 million, $41 million net of income tax, was recorded as a reduction of accumulated other comprehensive income. At December 31, 2006, immediately prior to adopting SFAS 158, the Company’s additional minimum pension liability was $92 million. The additional minimum pension liability of $59 million, net of income tax of $33 million, was recorded as a reduction of accumulated other comprehensive income. The change in the additional minimum pension liability of $18 million, net of income tax, was reflected as a component of comprehensive income for the year ended December 31, 2006. Upon adoption of SFAS 158, the Company eliminated the additional minimum pension liability and recognized as an adjustment to accumulated other comprehensive income, net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and the remaining net transition asset or obligation that had not yet been included in net periodic benefit cost at the date of adoption. The following table

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the adjustments to the December 31, 2006 consolidated balance sheet as a result of recognizing the funded status of the defined benefit plans:

	December 31, 2006
		Additional
		Minimum
	Pre	Pension	Adoption of	Post
	SFAS 158	Liability	SFAS 158	SFAS 158
Balance Sheet Caption	Adjustments	Adjustment	Adjustment	Adjustments
	(In millions)

Other assets: Prepaid pension benefit cost	$1,937	$—	$(993)	$944
Other assets: Intangible asset	$12	$(12)	$—	$—
Other liabilities: Accrued pension benefit cost	$(505)	$(14)	$(79)	$(598)
Other liabilities: Accrued other postretirement benefit cost	$(802)	$—	$(99)	$(901)

Accumulated other comprehensive income (loss), before income tax:
Defined benefit plans	$(66)	$(26)	$(1,171)	$(1,263)
Minority interest		$—	$8
Deferred income tax		$8	$419

Accumulated other comprehensive income (loss), net of income tax:
Defined benefit plans	$(41)	$(18)	$(744)	$(803)

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations, Funded Status and Net Periodic Benefit Costs

	December 31,
			Other
	Pension		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005
	(In millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$5,766	$5,523	$2,176	$1,975
Service cost	163	142	35	37
Interest cost	335	318	117	121
Plan participants’ contributions	—	—	29	28
Acquisitions and divestitures	(4)	(1)	—	1
Net actuarial (gains) losses	27	90	1	172
Change in benefits	(6)	—	(143)	7
Transfers in (out) of controlled group	—	6	—	(5)
Prescription drug subsidy	—	—	10	—
Benefits paid	(322)	(312)	(152)	(160)

Benefit obligation at end of year	5,959	5,766	2,073	2,176

Change in plan assets:
Fair value of plan assets at beginning of year	5,518	5,392	1,093	1,062
Actual return on plan assets	725	404	104	60
Divestitures	(4)	(1)	—	—
Employer contribution	388	35	2	2
Benefits paid	(322)	(312)	(27)	(31)

Fair value of plan assets at end of year	6,305	5,518	1,172	1,093

Funded status at end of year	$346	(248)	$(901)	(1,083)

Unrecognized net actuarial (gains) losses		1,528		377
Unrecognized prior service cost (credit)		54		(122)
Unrecognized net asset at transition		—		1

Net prepaid (accrued) benefit cost recognized		$1,334		$(827)

Components of net amount recognized:
Qualified plan prepaid benefit cost		$1,696		$—
Non-qualified plan accrued benefit cost		(362)		(827)

Net prepaid (accrued) benefit cost recognized		1,334		(827)
Intangible asset		12		—
Additional minimum pension liability		(78)		—

Net amount recognized		$1,268		$(827)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$944	$1,708	$—	$—
Other liabilities	(598)	(440)	(901)	(827)

Net amount recognized	$346	$1,268	$(901)	$(827)

Accumulated other comprehensive (income) loss:
Net actuarial (gains) losses	$1,123	$—	$328	$—
Prior service cost (credit)	41	—	(230)	—
Net asset at transition	—	—	1	—
Additional minimum pension liability	—	66	—	—

	1,164	66	99	—
Deferred income tax and minority interest	(423)	(25)	(37)	—

	$741	$41	$62	$—

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans were as follows:

	December 31,
	Qualified Plan		Non-Qualified Plan		Total
	2006	2005	2006	2005	2006	2005
	(In millions)

Aggregate fair value of plan assets (principally Company contracts)	$6,305	$5,518	$—	$—	$6,305	$5,518
Aggregate projected benefit obligation	5,381	5,258	578	508	5,959	5,766

Over (under) funded	$924	$260	$(578)	$(508)	$346	$(248)

The accumulated benefit obligation for all defined benefit pension plans was $5,505 million and $5,349 million at December 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2006	2005
	(In millions)

Projected benefit obligation	$594	$538
Accumulated benefit obligation	$501	$449
Fair value of plan assets	$—	$19

Information for pension and other postretirement plans with a projected benefit obligation in excess of plan assets is as follows:

	December 31,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(In millions)

Projected benefit obligation	$623	$538	$2,073	$2,176
Fair value of plan assets	$25	$19	$1,172	$1,093

The components of net periodic benefit cost recognized in net income were as follows:

	Years Ended December 31,
				Other
	Pension			Postretirement
	Benefits			Benefits
	2006	2005	2004	2006	2005	2004
	(In millions)

Service cost	$163	$142	$129	$35	$37	$32
Interest cost	335	318	311	117	121	119
Expected return on plan assets	(454)	(446)	(428)	(79)	(79)	(77)
Amortization of net actuarial (gains) losses	125	116	101	23	15	7
Amortization of prior service cost (credit)	11	16	16	(36)	(17)	(19)

Net periodic benefit cost	$180	$146	$129	$60	$77	$62

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net actuarial losses and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $54 million and $12 million, respectively.

The estimated net actuarial losses and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $14 million and $36 million, respectively.

As discussed more fully in Note 1, the Company adopted the guidance in FSP 106-2 to account for future subsidies to be received under the Prescription Drug Act. The Company began receiving these subsidies during 2006. The APBO was remeasured effective July 1, 2004 in order to determine the effect of the expected subsidies on net periodic other postretirement benefit cost. As a result, the APBO was reduced by $213 million at July 1, 2004. A summary of the reduction to the APBO and related reduction to the components of net periodic other postretirement benefit cost is as follows:

	December 31,
	2006	2005	2004
	(In millions)

Cumulative reduction in benefit obligation:
Beginning of year	$298	$230	$—
Service cost	6	6	3
Interest cost	19	16	6
Net actuarial gains (losses)	15	46	221
Prescription drug subsidy	(10)	—	—

End of year	$328	$298	$230

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Reduction in net periodic benefit cost:
Service cost	$6	$6	$3
Interest cost	19	16	6
Amortization of net actuarial gains (losses)	30	23	8

Total reduction in net periodic benefit cost	$55	$45	$17

The Company received subsidies of $8 million for prescription claims processed from January 1, 2006 through September 30, 2006 and expects to receive an additional $2 million in 2007 for prescription claims processed October 1, 2006 through December 31, 2006.

Assumptions

Assumptions used in determining benefit obligations were as follows:

	December 31,
			Other
	Pension		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005

Weighted average discount rate	6.00%	5.82%	6.00%	5.82%
Rate of compensation increase	3%-8%	3%-8%	N/A	N/A

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used in determining net periodic benefit cost were as follows:

	December 31,
	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Weighted average discount rate	5.82%	5.83%	6.10%	5.82%	5.98%	6.20%
Weighted average expected rate of return on plan assets	8.25%	8.50%	8.50%	7.42%	7.51%	7.91%
Rate of compensation increase	3%-8%	3%-8%	3%-8%	N/A	N/A	N/A

The discount rate is based on the yield of a hypothetical portfolio constructed of bonds rated AA or better by Moody’s Investors Services available on the valuation date measured on a yield to worst basis, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due.

The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries’ policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.

The weighted average expected return on plan assets for use in that plan’s valuation in 2007 is currently anticipated to be 8.25% for pension benefits and postretirement medical benefits and 6.25% for postretirement life benefits.

The assumed healthcare cost trend rates used in measuring the APBO and net periodic benefit cost were as follows:

	December 31,
	2006	2005

Pre-Medicare eligible claims	9.0% down to 5% in 2014	9.5% down to 5% in 2014
Medicare eligible claims	11.0% down to 5% in 2018	11.5% down to 5% in 2018

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost components	$14	$(12)
Effect of accumulated postretirement benefit obligation	$176	$(147)

Plan Assets

The Subsidiaries have issued group annuity and life insurance contracts supporting approximately 98% of all pension and other postretirement benefit plans assets.

The account values of the group annuity and life insurance contracts issued by the Subsidiaries and held as assets of the pension and other postretirement benefit plans were $7,321 million and $6,471 million as of December 31, 2006 and 2005, respectively. The majority of such account values are held in separate accounts established by the Subsidiaries. Total revenue from these contracts recognized in the consolidated statements of income was $29 million, $28 million and $28 million for the years ended December 31, 2006, 2005 and 2004, respectively, and includes policy charges, net investment income from investments backing the contracts and administrative fees. Total investment income, including realized and unrealized gains and losses, credited to the

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account balances were $818 million, $460 million and $519 million for the years ended December 31, 2006, 2005 and 2004, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

The weighted-average allocations of pension plan and other postretirement benefit plan assets were as follows:

	December 31,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005

Asset Category
Equity securities	42%	47%	37%	42%
Fixed maturity securities	42%	37%	57%	53%
Other (Real Estate and Alternative Investments)	16%	16%	6%	5%

Total	100%	100%	100%	100%

The weighted-average target allocations of pension plan and other postretirement benefit plan assets for 2007 are as follows:

	Pension	Other

Asset Category
Equity securities	30%-65%	30%-45%
Fixed maturity securities	20%-70%	45%-70%
Other (Real Estate and Alternative Investments)	0%-25%	0%-10%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Cash Flows

It is the Subsidiaries’ practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, and/or to maintain a fully funded ABO. In accordance with such practice, no contributions were required for the years ended December 31, 2006 or 2005. No contributions will be required for 2007. The Subsidiaries elected to make discretionary contributions to the qualified pension plans of $350 million during the year ended December 31, 2006. No contributions were made during the year ended December 31, 2005. The Subsidiaries expect to make additional discretionary contributions of $150 million in 2007.

Benefit payments due under the non-qualified pension plans are funded from the Subsidiaries’ general assets as they become due under the provision of the plans. These payments totaled $38 million and $35 million for the years ended December 31, 2006 and 2005, respectively. These payments are expected to be at approximately the same level in 2007.

Other postretirement benefits represent a non-vested, non-guaranteed obligation of the Subsidiaries and current regulations do not require specific funding levels for these benefits. While the Subsidiaries have partially funded such plans in advance, it has been the Subsidiaries’ practice to use their general assets to pay claims as they come due in lieu of utilizing plan assets. These payments totaled $152 million and $160 million for the years ended December 31, 2006 and 2005, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Subsidiaries’ expect to make contributions of $132 million, based upon expected gross benefit payments, towards the other postretirement plan obligations in 2007. As noted previously, the Subsidiaries expect to receive subsidies under the Prescription Drug Act to partially offset such payments.

Gross benefit payments for the next ten years, which reflect expected future service where appropriate, and gross subsidies to be received under the Prescription Drug Act are expected to be as follows:

		Other Postretirement Benefits
	Pension		Prescription
	Benefits	Gross	Drug Subsidies	Net
	(In millions)

2007	$337	$132	$(14)	$118
2008	$349	$137	$(14)	$123
2009	$367	$142	$(15)	$127
2010	$372	$148	$(16)	$132
2011	$385	$154	$(16)	$138
2012-2016	$2,141	$837	$(98)	$739

Savings and Investment Plans

The Subsidiaries sponsor savings and investment plans for substantially all employees under which a portion of employee contributions are matched. The Subsidiaries contributed $82 million, $78 million and $67 million for the years ended December 31, 2006, 2005 and 2004, respectively.

17.	Equity

Preferred Stock

On September 29, 1999, the Holding Company adopted a stockholder rights plan (the “rights plan”) under which each outstanding share of common stock issued between April 4, 2000 and the distribution date (as defined in the rights plan) will be coupled with a stockholder right. Each right will entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. Each one one-hundredth of a share of Series A Junior Participating Preferred Stock will have economic and voting terms equivalent to one share of common stock. Until it is exercised, the right itself will not entitle the holder thereof to any rights as a stockholder, including the right to receive dividends or to vote at stockholder meetings.

Stockholder rights are not exercisable until the distribution date, and will expire at the close of business on April 4, 2010, unless earlier redeemed or exchanged by the Holding Company. The rights plan is designed to protect stockholders in the event of unsolicited offers to acquire the Holding Company and other coercive takeover tactics.

In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2, the Holding Company issued preferred shares as follows:

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

The Series A and Series B preferred shares (the “Preferred Shares”) rank senior to the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Board of Directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of: (i) 1.00% above three-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company’s common stock — or any other securities ranking junior to the Preferred Shares — unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

The Holding Company is prohibited from declaring dividends on the Preferred Shares if it fails to meet specified capital adequacy, net income and shareholders’ equity levels. In addition, under Federal Reserve Board policy, the Holding Company may not be able to pay dividends if it does not earn sufficient operating income.

The Preferred Shares do not have voting rights except in certain circumstances where the dividends have not been paid for an equivalent of six or more dividend payment periods whether or not those periods are consecutive. Under such circumstances, the holders of the Preferred Shares have certain voting rights with respect to members of the Board of Directors of the Holding Company.

The Preferred Shares are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Preferred Shares are redeemable, but not prior to September 15, 2010. On and after that date, subject to regulatory approval, the Preferred Shares will be redeemable at the Holding Company’s option in whole or in part, at a redemption price of $25 per Preferred Share, plus declared and unpaid dividends.

In connection with the offering of the Preferred Shares, the Holding Company incurred $56.8 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 15, 2006	November 30, 2006	December 15, 2006	$0.4038125	$10	$0.4062500	$24
August 15, 2006	August 31, 2006	September 15, 2006	$0.4043771	$10	$0.4062500	$24
May 16, 2006	May 31, 2006	June 15, 2006	$0.3775833	$9	$0.4062500	$24
March 6, 2006	February 28, 2006	March 15, 2006	$0.3432031	$9	$0.4062500	$24
November 15, 2005	November 30, 2005	December 15, 2005	$0.3077569	$8	$0.4062500	$24
August 22, 2005	August 31, 2005	September 15, 2005	$0.2865690	$7	$0.4017361	$24

See Note 24 for further information.

Common Stock

On October 26, 2004, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program. On February 27, 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. Upon the date of this authorization, the amount remaining under these repurchase programs is approximately $1.2 billion. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) and in privately negotiated transactions. As a result of the acquisition of Travelers, the Holding

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had suspended its common stock repurchase activity. During the fourth quarter of 2006, as announced, the Holding Company resumed its share repurchase program. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of the Company’s common stock.

On December 1, 2006, the Holding Company repurchased 3,993,024 shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Holding Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

On December 16, 2004, the Holding Company repurchased 7,281,553 shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

See Note 12 regarding stock purchase contracts issued by the Holding Company on June 21, 2005 in connection with the issuance of the common equity units.

The Company acquired 8,608,824, 0 and 26,373,952 shares of the Holding Company’s common stock for $500 million, $0 and $1.0 billion during the years ended December 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, 3,056,559, 25,049,065 and 1,675,814 shares of common stock were issued from treasury stock for $102 million, $819 million and $50 million, respectively, of which 22,436,617 shares with a market value of $1 billion were issued in connection with the acquisition of Travelers on July 1, 2005. See Note 2. At December 31, 2006, the Holding Company had $216 million remaining on the October 26, 2004 common stock repurchase program which was subsequently reduced by $8 million to $208 million after the February 2007 cash adjustment on the accelerated stock repurchase discussed above.

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions,
			except per share data)

October 24, 2006	November 6, 2006	December 15, 2006	$0.59	$450
October 25, 2005	November 7, 2005	December 15, 2005	$0.52	$394
September 28, 2004	November 5, 2004	December 13, 2004	$0.46	$343

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Restrictions

The table below sets forth the dividends permitted to be paid to the Holding Company without insurance regulatory approval and dividends paid to the Holding Company:

	2005		2006			2007
	Permitted w/o		Permitted w/o			Permitted w/o
Company	Approval(1)	Paid(2)	Approval(1)	Paid(2)		Approval(4)
	(In millions)

Metropolitan Life	$880	$3,200	$863	$863		$919
MetLife Insurance Company of Connecticut	$—	$—	$—	$917	(3)	$690
Metropolitan Tower Life Insurance Company	$54	$927	$85	$2,300		$104
Metropolitan Property and Casualty Insurance Company	$187	$400	$178	$300		$16

(1)	Reflects dividend amounts paid during the relevant year without prior regulatory approval.

(2)	Includes amounts paid including those requiring regulatory approval.

(3)	Includes a return of capital of $259 million.

(4)	Reflects dividend amounts that may be paid during 2007 without prior regulatory approval. If paid before a specified date during 2007, some or all of such dividend amounts may require regulatory approval.

Under New York State Insurance Law, Metropolitan Life is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The New York State Department of Insurance (the “Department”) has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer’s overall financial condition and profitability under statutory accounting practices.

Under Connecticut State Insurance Law, MICC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (“Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of MICC by the Holding Company on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MICC through June 30, 2007 require prior approval of the Commissioner.

Under Rhode Island State Insurance Law, MPC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any twelve-month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) net income, not including realized capital gains, for the immediately preceding calendar year. MPC will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner does not disapprove the distribution within 30 days of its filing. Under Rhode Island State Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its shareholders.

Under Delaware State Insurance Law, Metropolitan Tower Life Insurance Company (“MTL”) is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MTL will be permitted to pay a cash dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Stock-Based Compensation Plans

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

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate number of shares reserved for issuance under the 2005 Stock Plan and the LTPCP is 68,000,000, plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of Stock Options. Additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 12,423,881 as of December 31, 2006. There were no shares carried forward from the Directors Stock Plan. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan are 2,000,000. As of December 31, 2006, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan were 66,712,241 and 1,941,734, respectively.

Stock Option exercises and other stock-based awards to employees settled in shares are satisfied through the issuance of shares held in treasury by the Company. Under the current authorized share repurchase program, as described above, sufficient treasury shares exist to satisfy foreseeable obligations under the Incentive Plans.

Compensation expense related to awards under the Incentive Plans is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. Compensation expense of $144 million, $120 million and $89 million, and income tax benefits of $50 million, $42 million and $31 million, related to the Incentive Plans was recognized for the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements.

As described in Note 1, the Company changed its policy prospectively for recognizing expense for stock-based awards to retirement eligible employees. Had the Company continued to recognize expense over the stated requisite service period, compensation expense related to the Incentive Plans would have been $116 million, $120 million and $89 million, rather than $144 million, $120 million and $89 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Had the Company applied the policy of recognizing expense related to stock-based compensation over the shorter of the requisite service period or the period to attainment of retirement eligibility for awards granted prior to January 1, 2006, pro forma compensation expense would have been $120 million, $122 million and $94 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity related to Stock Options for the year ended December 31, 2006 is presented below. The aggregate intrinsic value was computed using the closing share price on December 29, 2006 of $59.01 and December 30, 2005 of $49.00, as applicable.

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise Price	Contractual	Aggregate
	Option	Per Share	Term	Intrinsic Value
			(Years)	(In millions)

Outstanding at January 1,	24,381,783	$31.83	6.92	$419

Granted	3,758,955	$50.21
Exercised	(2,754,390)	$30.00
Cancelled/Expired	(153,494)	$32.04
Forfeited	(341,403)	$37.14

Outstanding at December 31,	24,891,451	$34.68	6.58	$606

Aggregate number of stock options expected to vest at December 31,	24,390,157	$34.48	6.54	$598

Exercisable at December 31,	17,034,788	$30.66	5.72	$483

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

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, were used to determine the fair value of Stock Options issued during the:

	Years Ended December 31,
	2006	2005	2004

Dividend yield	1.04%	1.19%	0.70%
Risk-free rate of return	4.17%-4.96%	3.34%-5.41%	3.69%
Expected volatility	22.00%	23.24%	34.85%
Exercise multiple	1.52	1.48	N/A
Post-vesting termination rate	4.09%	5.19%	N/A
Contractual term (years)	10	10	10
Expected life (years)	6	6	6
Weighted average exercise price of stock options granted	$50.21	$38.70	$35.28
Weighted average fair value of stock options granted	$13.84	$10.09	$13.25

Compensation expense related to Stock Option awards expected to vest and granted prior to January 1, 2006 is recognized ratably over the requisite service period, which equals the vesting term. Compensation expense related to Stock Option awards expected to vest and granted on or after January 1, 2006 is recognized ratably over the requisite service period or the period to retirement eligibility, if shorter. Compensation expense of $56 million, $50 million and $40 million related to Stock Options was recognized for the years ended December 31, 2006, 2005 and 2004, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation expense for grants awarded prior to January 1, 2003 been determined based on the fair value at the date of grant rather than the intrinsic value method, the Company’s earnings and earnings per common share amounts would have been reduced to the following pro forma amounts for the following:

	Years Ended December 31,
	2005	2004
	(In millions,
	except per share data)

Net income available to common shareholders	$4,651	$2,758
Add: Stock option-based employee compensation expense included in reported net income, net of income tax	$33	$26
Deduct: Total stock option-based employee compensation determined under fair value based method for all awards, net of income tax	$(35)	$(44)

Pro forma net income available to common shareholders	$4,649	$2,740

Basic earnings per common share
As reported	$6.21	$3.67

Pro forma	$6.21	$3.65

Diluted earnings per common share
As reported	$6.16	$3.65

Pro forma	$6.15	$3.63

As of December 31, 2006, there was $41 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.67 years.

The following is a summary of Stock Option exercise activity for the:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Total intrinsic value of stock options exercised	$65	$39	$11
Cash received from exercise of stock options	$83	$72	$46
Tax benefit realized from stock options exercised	$23	$13	$4

Performance Shares

Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a factor of 0.0 to 2.0. The factor applied is based on measurements of the Holding Company’s performance with respect to: (i) the change in annual net operating earnings per share, as defined; and (ii) the proportionate total shareholder return, as defined, with reference to the three-year performance period relative to other companies in the S&P Insurance Index with reference to the same three-year period. Performance Share awards will normally vest in their entirety at the end of the three-year performance period (subject to certain contingencies) and will be payable entirely in shares of the Holding Company’s common stock.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of Performance Share activity for the year ended December 31, 2006:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	1,029,700	$36.87
Granted	884,875	$48.43
Forfeited	(65,000)	$41.37

Outstanding at December 31, 2006	1,849,575	$42.24

Performance Shares expected to vest at December 31, 2006	1,820,742	$42.16

Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period. None of the Performance Shares vested during the year ended December 31, 2006.

Performance Share awards are accounted for as equity awards but are not credited with dividend-equivalents for actual dividends paid on the Holding Company’s common stock during the performance period. Accordingly, the fair value of Performance Shares is based upon the closing price of the Holding Company’s common stock on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

Compensation expense related to initial Performance Shares granted prior to January 1, 2006 and expected to vest is recognized ratably during the performance period. Compensation expense related to initial Performance Shares granted on or after January 1, 2006 and expected to vest is recognized ratably over the performance period or the period to retirement eligibility, if shorter. Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period. Compensation expense of $74 million and $24 million, related to Performance Shares was recognized for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, there was $59 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.59 years.

Long-Term Performance Compensation Plan

Prior to January 1, 2005, the Company granted stock-based compensation to certain members of management under the LTPCP. Each participant was assigned a target compensation amount (an “Opportunity Award”) at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Holding Company’s common stock over the three-year performance period, subject to limited further adjustment approved by the Holding Company’s Board of Directors. Payments on the Opportunity Awards are normally payable in their entirety (subject to certain contingencies) at the end of the three-year performance period, and may be paid in whole or in part with shares of the Holding Company’s common stock, as approved by the Holding Company’s Board of Directors. There were no new grants under the LTPCP during the years ended December 31, 2006 and 2005.

A portion of each Opportunity Award under the LTPCP is expected to be settled in shares of the Holding Company’s common stock while the remainder will be settled in cash. The portion of the Opportunity Award expected to be settled in shares of the Holding Company’s common stock is accounted for as an equity award with the fair value of the award determined based upon the closing price of the Holding Company’s common stock on the date of grant. The compensation expense associated with the equity award, based upon the grant date fair value, is recognized into expense ratably over the respective three-year performance period. The portion of the Opportunity Award expected to be settled in cash is accounted for as a liability and is remeasured using the closing price of the

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holding Company’s common stock on the final day of each subsequent reporting period during the three-year performance period.

Compensation expense of $14 million, $46 million and $49 million, related to LTPCP Opportunity Awards was recognized for the years ended December 31, 2006, 2005 and 2004, respectively.

The aggregate fair value of LTPCP Opportunity Awards outstanding at December 31, 2006 was $41 million, all of which has been recognized. LTPCP Opportunity Awards with an aggregate fair value of $65 million vested during the year ended December 31, 2006, and settled in the form of 906,989 shares and $16 million in cash. It is expected that approximately 760,000 additional shares and $15 million in cash will be issued in future settlement of LTPCP Opportunity Awards expected to become payable in the second quarter of 2007.

Statutory Equity and Income

Each insurance company’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Holding Company’s U.S. insurance subsidiaries exceeded the minimum RBC requirements for all periods presented herein.

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of Metropolitan Life and the Holding Company’s other insurance subsidiaries.

Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.

Statutory net income of Metropolitan Life, a New York domiciled insurer, was $1.0 billion, $2.2 billion and $2.6 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus, as filed with the Department, was $9.2 billion and $8.8 billion at December 31, 2006 and 2005, respectively. Due to the mergers of Paragon Life Insurance Company, Citicorp Life Insurance Company and First Citicorp Life Insurance Company with Metropolitan Life, the 2005 statutory net income and statutory capital and surplus balances were adjusted.

Statutory net income of MICC, a Connecticut domiciled insurer, was $749 million for the year ended December 31, 2006 and $470 million from the date of purchase, for the six month period ended December 31, 2005. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $4.1 billion at both December 31, 2006 and 2005.

Statutory net income of MPC, a Rhode Island domiciled insurer, was $385 million, $289 million and $356 million for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus, as filed with the Insurance Department of Rhode Island, was $1.9 billion and $1.8 billion at December 31, 2006 and 2005, respectively.

Statutory net income of MTL, a Delaware domiciled insurer, was $2.8 billion, $353 million and $144 million for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department was $1.0 billion and $690 million as of December 31, 2006 and 2005, respectively.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2006, 2005 and 2004 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Holding gains (losses) on investments arising during the year	$(1,022)	$(3,697)	$832
Income tax effect of holding gains (losses)	379	1,391	120
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	916	524	(537)
Amortization of premiums and accretion of discounts associated with investments	(600)	(199)	(94)
Income tax effect	(117)	(122)	(91)
Allocation of holding losses on investments relating to other policyholder amounts	581	1,670	(182)
Income tax effect of allocation of holding losses to other policyholder amounts	(215)	(629)	(26)
Unrealized investment gains of subsidiary at date of sale	—	15	—
Deferred income tax on unrealized investment gains of subsidiary at date of sale	—	(5)	—

Net unrealized investment gains (losses)	(78)	(1,052)	22

Foreign currency translation adjustments arising during the year	46	(86)	144
Foreign currency translation adjustments of subsidiary at date of sale	—	5	—

Foreign currency translation adjustment	46	(81)	144
Minimum pension liability adjustment	(18)	89	(2)

Other comprehensive income (loss)	$(50)	$(1,044)	$164

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Compensation	$3,430	$3,217	$2,915
Commissions	3,811	3,510	3,090
Interest and debt issue cost	900	659	408
Amortization of DAC and VOBA	2,421	2,451	1,908
Capitalization of DAC	(3,589)	(3,604)	(3,101)
Rent, net of sublease income	287	296	264
Minority interest	234	154	152
Insurance tax	712	530	443
Other	2,591	2,054	1,734

Total other expenses	$10,797	$9,267	$7,813

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Earnings Per Common Share

The following presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2006	2005	2004
	(In millions, except share and per share data)

Weighted average common stock outstanding for basic earnings per common share	761,105,024	749,022,816	750,924,982
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	1,416,134	—	—
Exercise or issuance of stock-based awards	8,182,938	6,313,540	4,053,813

Weighted average common stock outstanding for diluted earnings per common share	770,704,096	755,336,356	754,978,795

Earnings per common share before preferred stock dividends:
Income from continuing operations	$3,105	$3,078	$2,578

Basic	$4.08	$4.11	$3.43

Diluted	$4.03	$4.08	$3.41

Income from discontinued operations, net of income tax	$3,188	$1,636	$266

Basic	$4.19	$2.18	$0.35

Diluted	$4.14	$2.17	$0.35

Net income	$6,293	$4,714	$2,758

Basic	$8.27	$6.29	$3.67

Diluted	$8.17	$6.24	$3.65

Earnings per common share after preferred stock dividends:
Income from continuing operations	$3,105	$3,078	$2,578
Preferred stock dividends	134	63	—

Income from continuing operations available to common shareholders	$2,971	$3,015	$2,578

Basic	$3.90	$4.03	$3.43

Diluted	$3.85	$3.99	$3.41

Net income	$6,293	$4,714	$2,758
Preferred stock dividends	134	63	—

Net income available to common shareholders	$6,159	$4,651	$2,758

Basic	$8.09	$6.21	$3.67

Diluted	$7.99	$6.16	$3.65

(1)	See Note 12 for a description of the Company’s common equity units.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for 2006 and 2005 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)

2006
Total revenues	$11,565	$11,387	$12,551	$12,893
Total expenses	$10,539	$10,573	$11,237	$11,826
Income from continuing operations	$738	$604	$957	$806
Income from discontinued operations, net of income tax	$9	$46	$76	$3,057
Income before cumulative effect of a change in accounting, net of income tax	$747	$650	$1,033	$3,863
Net income available to common shareholders	$714	$617	$999	$3,829
Basic earnings per share:
Income from continuing operations available to common shareholders, per common share	$0.93	$0.75	$1.21	$1.02
Income from discontinued operations, net of income tax, per common share	$0.01	$0.06	$0.10	$4.02
Income before cumulative effect of a change in accounting, net of income tax, per common share	$0.98	$0.85	$1.35	$5.09
Net income available to common shareholders, per common share	$0.94	$0.81	$1.31	$5.04
Diluted earnings per share:
Income from continuing operations available to common shareholders, per common share	$0.92	$0.74	$1.19	$1.00
Income from discontinued operations, net of income tax, per common share	$0.01	$0.06	$0.10	$3.95
Income before cumulative effect of a change in accounting, net of income tax, per common share	$0.97	$0.84	$1.34	$5.00
Net income available to common shareholders, per common share	$0.93	$0.80	$1.29	$4.95
2005
Total revenues	$10,236	$10,935	$11,988	$11,524
Total expenses	$9,107	$9,500	$11,027	$10,743
Income from continuing operations	$785	$992	$723	$578
Income from discontinued operations, net of income tax	$202	$1,253	$50	$131
Income before cumulative effect of a change in accounting, net of income tax	$987	$2,245	$773	$709
Net income available to common shareholders	$987	$2,245	$742	$677
Basic earnings per share:
Income from continuing operations available to common shareholders, per common share	$1.07	$1.35	$0.91	$0.72
Income from discontinued operations, net of income tax, per common share	$0.28	$1.70	$0.07	$0.17
Income before cumulative effect of a change in accounting, net of income tax, per common share	$1.34	$3.05	$1.02	$0.93
Net income available to common shareholders, per common share	$1.34	$3.05	$0.98	$0.89
Diluted earnings per share:
Income from continuing operations available to common shareholders, per common share	$1.06	$1.33	$0.90	$0.71
Income from discontinued operations, net of income tax, per common share	$0.27	$1.69	$0.07	$0.17
Income before cumulative effect of a change in accounting, net of income tax, per common share	$1.33	$3.02	$1.01	$0.92
Net income available to common shareholders, per common share	$1.33	$3.02	$0.97	$0.88

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Business Segment Information

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

Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance, non-medical health insurance, such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. Through the Company’s majority-owned subsidiary, RGA, the Reinsurance segment provides reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets.

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 22 for disclosures regarding discontinued operations, including real estate.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2006, 2005 and 2004. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

For the Year Ended			Auto &			Corporate &
December 31, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$11,867	$4,516	$2,924	$2,722	$4,348	$35	$26,412
Universal life and investment- type product policy fees	775	3,201	—	804	—	—	4,780
Net investment income	7,267	6,912	177	1,050	732	1,054	17,192
Other revenues	685	527	22	28	66	34	1,362
Net investment gains (losses)	(631)	(598)	4	22	7	(154)	(1,350)
Policyholder benefits and claims	13,367	5,409	1,717	2,411	3,490	37	26,431
Interest credited to policyholder account balances	2,593	2,035	—	364	254	—	5,246
Policyholder dividends	—	1,697	6	(2)	—	—	1,701
Other expenses	2,314	3,519	845	1,543	1,227	1,349	10,797

Income (loss) from continuing operations before provision (benefit) for income tax	1,689	1,898	559	310	182	(417)	4,221
Provision (benefit) for income tax	563	652	143	110	64	(416)	1,116
Income (loss) from discontinued operations, net of income tax	41	18	—	—	—	3,129	3,188
Cumulative effect of a change in accounting, net of income tax	—	—	—	—	—	—	—

Net income	$1,167	$1,264	$416	$200	$118	$3,128	$6,293

Balance Sheet:
Total assets	$190,963	$243,604	$5,467	$22,724	$18,818	$46,139	$527,715
DAC and VOBA	$1,370	$13,996	$190	$2,130	$3,152	$13	$20,851
Goodwill	$977	$2,957	$157	$301	$96	$409	$4,897
Separate account assets	$47,047	$94,124	$—	$3,178	$16	$—	$144,365
Policyholder liabilities	$113,205	$117,866	$3,453	$15,139	$13,332	$9,199	$272,194
Separate account liabilities	$47,047	$94,124	$—	$3,178	$16	$—	$144,365

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended			Auto &			Corporate &
December 31, 2005	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$11,387	$4,485	$2,911	$2,186	$3,869	$22	$24,860
Universal life and investment- type product policy fees	772	2,476	—	579	—	1	3,828
Net investment income	5,943	6,534	181	844	606	709	14,817
Other revenues	653	477	33	20	58	30	1,271
Net investment gains (losses)	(10)	(50)	(12)	5	22	(48)	(93)
Policyholder benefits and claims	12,776	5,417	1,994	2,128	3,206	(15)	25,506
Interest credited to policyholder account balances	1,652	1,775	—	278	220	—	3,925
Policyholder dividends	1	1,670	3	5	—	—	1,679
Other expenses	2,229	3,264	828	1,000	991	955	9,267

Income (loss) from continuing operations before provision (benefit) for income tax	2,087	1,796	288	223	138	(226)	4,306
Provision (benefit) for income tax	699	594	64	36	46	(211)	1,228
Income (loss) from discontinued operations, net of income tax	174	296	—	5	—	1,161	1,636
Cumulative effect of a change in accounting, net of income tax	—	—	—	—	—	—	—

Net income	$1,562	$1,498	$224	$192	$92	$1,146	$4,714

Balance Sheet:
Total assets	$176,401	$228,295	$5,397	$18,624	$16,049	$36,879	$481,645
DAC and VOBA	$1,259	$13,523	$186	$1,841	$2,815	$17	$19,641
Goodwill	$959	$2,903	$157	$288	$96	$394	$4,797
Separate account assets	$45,239	$81,070	$—	$1,546	$14	$—	$127,869
Policyholder liabilities	$105,998	$120,031	$3,490	$13,260	$11,751	$7,841	$262,371
Separate account liabilities	$45,239	$81,070	$—	$1,546	$14	$—	$127,869

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended			Auto &			Corporate &
December 31, 2004	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$10,037	$4,186	$2,948	$1,690	$3,348	$(9)	$22,200
Universal life and investment- type product policy fees	711	1,805	—	349	—	2	2,867
Net investment income	4,566	6,027	171	585	538	385	12,272
Other revenues	654	422	35	23	56	8	1,198
Net investment gains (losses)	163	91	(9)	23	59	(152)	175
Policyholder benefits and claims	11,173	5,100	2,079	1,611	2,694	5	22,662
Interest credited to policyholder account balances	1,016	1,618	—	151	212	—	2,997
Policyholder dividends	—	1,657	2	6	1	—	1,666
Other expenses	1,972	2,870	795	614	957	605	7,813

Income (loss) from continuing operations before provision (benefit) for income tax	1,970	1,286	269	288	137	(376)	3,574
Provision (benefit) for income tax	671	426	61	86	46	(294)	996
Income (loss) from discontinued operations, net of income tax	28	24	—	(9)	—	223	266
Cumulative effect of a change in accounting, net of income tax	(60)	—	—	(30)	—	4	(86)

Net income	$1,267	$884	$208	$163	$91	$145	$2,758

Net investment income and net investment gains (losses) are based upon the actual results of each segment’s specifically identifiable asset portfolio adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004. Revenues from U.S. operations were $42.0 billion, $39.5 billion and $34.8 billion for the years ended December 31, 2006, 2005 and 2004, respectively, which represented 87%, 88% and 90%, respectively, of consolidated revenues.

22.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information presents the components of income from discontinued real estate operations:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Investment income	$234	$395	$649
Investment expense	(150)	(244)	(388)
Net investment gains	4,795	2,125	146

Total revenues	4,879	2,276	407
Interest expense	—	—	13
Provision for income tax	1,723	808	138

Income from discontinued operations, net of income tax	$3,156	$1,468	$256

The carrying value of real estate related to discontinued operations was $7 million and $755 million at December 31, 2006 and 2005, respectively.

The following table presents the discontinued real estate operations by segment:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Net investment income
Institutional	$6	$28	$37
Individual	4	20	30
Corporate & Other	74	103	194

Total net investment income	$84	$151	$261

Net investment gains (losses)
Institutional	$58	$242	$9
Individual	23	443	3
Corporate & Other	4,714	1,440	134

Total net investment gains (losses)	$4,795	$2,125	$146

Interest expense
Institutional	$—	$—	$—
Individual	—	—	—
Corporate & Other	—	—	13

Total interest expense	$—	$—	$13

In the fourth quarter of 2006, the Company closed the sale of its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Holding Company’s subsidiary, MTL. Net investment income on these properties was $73 million, $72 million and $70 million for the years ended December 31, 2006, 2005 and 2004, respectively. The sale resulted in a gain of $3 billion, net of income tax.

In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income tax, of $431 million and $762 million, respectively. Net investment income on One Madison Avenue and 200 Park Avenue

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $13 million and $16 million, respectively, and $44 million and $67 million, respectively, for the years ended December 31, 2005 and 2004, respectively. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

In 2004, the Company sold one of its real estate investments, Sears Tower, resulting in a realized gain of $85 million, net of income tax.

Operations

On September 29, 2005, the Company completed the sale of MetLife Indonesia to a third party, resulting in a gain upon disposal of $10 million, net of income tax. As a result of this sale, the Company recognized income (loss) from discontinued operations of $5 million and ($9) million, net of income tax, for the years ended December 31, 2005 and 2004, respectively. The Company reclassified the operations of MetLife Indonesia into discontinued operations for all years presented.

The following table presents the amounts related to the operations of MetLife Indonesia that have been combined with the discontinued real estate operations in the consolidated statements of income:

	Years Ended December 31,
	2005	2004
	(In millions)

Revenues	$5	$5
Expenses	10	14

Income before provision for income tax	(5)	(9)
Provision for income tax	—	—

Loss from discontinued operations, net of income tax	(5)	(9)
Net investment gain, net of income tax	10	—

Income (loss) from discontinued operations, net of income tax	$5	$(9)

On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. As a result of the sale of SSRM, the Company recognized income from discontinued operations of $157 million, net of income tax, comprised of a realized gain of $165 million, net of income tax, and an operating expense related to a lease abandonment of $8 million, net of income tax. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income tax, in the second quarter of 2006 and $12 million, net of income tax, in the fourth quarter of 2005 due to the retention of these specific customer accounts. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable.

The Company reported the operations of SSRM in discontinued operations. Additionally, the sale of SSRM resulted in the elimination of the Company’s Asset Management segment. The remaining asset management business, which is insignificant, is reported in Corporate & Other. The Company’s discontinued operations for the year ended December 31, 2005 included expenses of $6 million, net of income tax, related to the sale of SSRM.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operations of SSRM include affiliated revenues of $5 million and $59 million for the years ended December 31, 2005 and 2004, respectively, related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions continued after the sale of SSRM. The following table presents the amounts related to operations of SSRM that have been combined with the discontinued real estate operations in the consolidated statements of income:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues from discontinued operations	$—	$19	$328
Expenses from discontinued operations	—	38	296

Income from discontinued operations before provision for income tax	—	(19)	32
Provision for income tax	—	(5)	13

Income (loss) from discontinued operations, net of income tax	—	(14)	19
Net investment gain, net of income tax	32	177	—

Income from discontinued operations, net of income tax	$32	$163	$19

23.	Fair Value Information

The estimated fair value of financial instruments have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts related to the Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
December 31, 2006	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$243,428	$243,428
Trading securities		$759	$759
Equity securities		$5,131	$5,131
Mortgage and consumer loans		$42,239	$42,451
Policy loans		$10,228	$10,228
Short-term investments		$2,709	$2,709
Cash and cash equivalents		$7,107	$7,107
Accrued investment income		$3,347	$3,347
Mortgage loan commitments	$4,022	$—	$4
Commitments to fund bank credit facilities and bridge loans	$1,908	$—	$—
Liabilities:
Policyholder account balances		$112,438	$108,318
Short-term debt		$1,449	$1,449
Long-term debt		$9,979	$10,149
Junior subordinated debt securities		$3,780	$3,759
Shares subject to mandatory redemption		$278	$357
Payables for collateral under securities loaned and other transactions		$45,846	$45,846

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Notional	Carrying	Estimated
December 31, 2005	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$230,050	$230,050
Trading securities		$825	$825
Equity securities		$3,338	$3,338
Mortgage and consumer loans		$37,190	$37,820
Policy loans		$9,981	$9,981
Short-term investments		$3,306	$3,306
Cash and cash equivalents		$4,018	$4,018
Accrued investment income		$3,036	$3,036
Mortgage loan commitments	$2,974	$—	$(4)
Commitments to fund bank credit facilities and bridge loans	$346	$—	$—
Liabilities:
Policyholder account balances		$108,591	$106,237
Short-term debt		$1,414	$1,414
Long-term debt		$9,489	$9,890
Junior subordinated debt securities		$2,533	$2,504
Shares subject to mandatory redemption		$278	$362
Payables for collateral under securities loaned and other transactions		$34,515	$34,515

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Trading Securities and Equity Securities

The fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present value or valuation techniques. The determination of fair values is based on: (i) valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include; coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities.

  Mortgage and Consumer Loans, Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities and Bridge Loans

Fair values for mortgage and consumer loans are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments and commitments to fund bank credit facilities and bridge loans, the estimated fair value is the net premium or discount of the commitments.

METLIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Policy Loans

The carrying values for policy loans approximate fair value.

Cash and Cash Equivalents and Short-term Investments

The carrying values for cash and cash equivalents and short-term investments approximated fair values due to the short-term maturities of these instruments.

Accrued Investment Income

The carrying value for accrued investment income approximates fair value.

Policyholder Account Balances

The fair value of PABs which have final contractual maturities are estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued. The fair value of PABs without final contractual maturities are assumed to equal their current net surrender value.

Short-term and Long-term Debt, Junior Subordinated Debt Securities and Shares Subject to Mandatory Redemption

The fair values of short-term and long-term debt, junior subordinated debt securities, and shares subject to mandatory redemption are determined by discounting expected future cash flows using risk rates currently available for debt with similar terms and remaining maturities.

Payables for Collateral Under Securities Loaned and Other Transactions

The carrying value for payables for collateral under securities loaned and other transactions approximate fair value.

Derivative Financial Instruments

The fair value of derivative financial instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, caps, floors, and options are based upon quotations obtained from dealers or other reliable sources. See Note 4 for derivative fair value disclosures.

24.	Subsequent Events

On February 27, 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. See Note 17 for further information.

On February 16, 2007, the Holding Company’s Board of Directors announced dividends of $0.3975000 per share, for a total of $10 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Holding Company anticipates will be made on or about March 5, 2007, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 15, 2007 to shareholders of record as of February 28, 2007.

METLIFE, INC.

SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2006
(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
Type of Investments	Amortized Cost(1)	Fair Value	Balance Sheet

Fixed Maturity Securities:
Bonds:
U.S. Treasury/agency securities	$29,897	$30,633	$30,633
State and political subdivision securities	6,121	6,300	6,300
Foreign government securities	11,037	12,601	12,601
Public utilities	9,235	9,283	9,283
All other corporate bonds	92,239	94,485	94,485
Mortgage-backed and asset-backed securities	82,026	82,160	82,160
Other fixed maturity securities	385	315	315
Redeemable preferred stock	7,375	7,651	7,651

Total fixed maturity securities	238,315	243,428	243,428

Trading Securities	727	759	759

Equity Securities:
Common stock:
Public utilities	32	43	43
Banks, trust and insurance companies	473	718	718
Industrial, miscellaneous and all other	1,293	1,508	1,508
Non-redeemable preferred stock	2,788	2,862	2,862

Total equity securities	4,586	5,131	5,131

Mortgage and consumer loans	42,239		42,239
Policy loans	10,228		10,228
Real estate and real estate joint ventures	4,983		4,983
Real estate acquired in satisfaction of debt	3		3
Other limited partnership interests	4,781		4,781
Short-term investments	2,709		2,709
Other invested assets	10,428		10,428

Total investments	$318,999		$324,689

(1)	The Company’s trading securities portfolio is mainly comprised of fixed maturity securities. Cost for fixed maturity securities and mortgage and consumer loans represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for valuation allowances and depreciation; cost for real estate joint ventures and other limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

METLIFE, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION
(Parent Company Only)
DECEMBER 31, 2006 AND 2005
(In millions, except share and per share data)

	2006	2005

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities, available-for-sale, at estimated fair value (amortized cost: $3,504 and $771, respectively)	$3,490	$761
Equity securities, available-for-sale, at estimated fair value (cost: $12 and $0, respectively)	12	—
Short-term investments	—	38
Other invested assets	79	11

Total investments	3,581	810
Cash and cash equivalents	1,526	178
Accrued investment income	56	34
Investment in subsidiaries	40,238	37,404
Loans to subsidiaries	1,700	1,700
Receivables from subsidiaries	—	16
Other assets	78	631

Total assets	$47,179	$40,773

Liabilities and Stockholders’ Equity
Liabilities:
Short-term debt	$616	$961
Long-term debt — unaffiliated	6,996	7,316
Long-term debt — affiliated	500	286
Junior subordinated debt securities	3,382	2,134
Payables for collateral under securities loaned and other transactions	1,096	246
Other liabilities	791	729

Total liabilities	13,381	11,672

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding;
$2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share;
3,000,000,000 shares authorized; 786,766,664 shares issued;
751,984,799 shares and 757,537,064 shares outstanding at December 31, 2006 and 2005, respectively	8	8
Additional paid-in capital	17,454	17,274
Retained earnings	16,574	10,865
Treasury stock, at cost; 34,781,865 shares and 29,229,600 shares at December 31, 2006 and 2005, respectively	(1,357)	(959)
Accumulated other comprehensive income	1,118	1,912

Total stockholders’ equity	33,798	29,101

Total liabilities and stockholders’ equity	$47,179	$40,773

See accompanying notes to condensed financial information.

METLIFE, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION — (Continued)
(Parent Company Only)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In millions)

	2006	2005	2004

Condensed Statements of Income
Equity in earnings of subsidiaries	$6,675	$4,956	$2,898
Interest income	140	134	88
Investment gains (losses)	(6)	(40)	(23)
Interest expense	(618)	(425)	(245)
Other expenses	(88)	(44)	(31)

Income before income tax benefit	6,103	4,581	2,687
Income tax benefit	(190)	(133)	(71)

Net income	6,293	4,714	2,758
Preferred stock dividends	134	63	—

Net income available to common shareholders	$6,159	$4,651	$2,758

See accompanying notes to condensed financial information.

METLIFE, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION — (Continued)
(Parent Company Only)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In millions)

	2006	2005	2004

Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$6,293	$4,714	$2,758
Earnings of subsidiaries	(6,675)	(4,956)	(2,898)
Dividends from subsidiaries	4,237	4,822	1,251
Other, net	60	319	68

Net cash provided by operating activities	3,915	4,899	1,179

Cash flows from investing activities
Sales of fixed maturity securities	1,123	2,178	1,628
Purchases of fixed maturity securities	(3,575)	(1,038)	(2,038)
Net change in short-term investments	38	177	(207)
Purchase of businesses	(115)	(10,776)	(50)
Capital contribution to subsidiaries	(690)	(532)	(761)
Return of capital from subsidiaries	413	—	—
Loans to subsidiaries	—	(1,200)	10
Other, net	—	(85)	27

Net cash used in investing activities	(2,806)	(11,276)	(1,391)

Cash flows from financing activities
Net change in payable for collateral under securities loaned and other transactions	850	(477)	161
Net change in short-term debt	(345)	961	(106)
Long-term debt issued	—	2,733	1,760
Long-term debt repaid	(500)	(1,006)	—
Preferred stock issued	—	2,100	—
Dividends on preferred stock	(134)	(63)	—
Dividends on common stock	(450)	(394)	(343)
Junior subordinated debt securities issued	1,248	2,134	—
Treasury stock acquired	(500)	—	(1,000)
Stock options exercised	83	72	46
Debt and equity issuance costs	(12)	(128)	—
Other, net	(1)	—	—

Net cash provided by financing activities	239	5,932	518

Change in cash and cash equivalents	1,348	(445)	306
Cash and cash equivalents, beginning of year	178	623	317

Cash and cash equivalents, end of year	$1,526	$178	$623

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$596	$393	$250

Income tax	$(136)	$(264)	$(118)

Non-cash transactions during the year:
Business acquisitions:
Assets acquired	$—	$11,966	$—
Less: liabilities assumed	—	180	—

Net assets acquired	—	11,786	—
Less: cash paid	—	10,776	—

Business acquisition, common stock issued	$—	$1,010	$—

Issuance of exchange bond to an affiliate	$214	$286	$—

Accrual for stock purchase contracts related to common equity units	$—	$97	$—

Contribution of goodwill to subsidiaries	$32	$—	$—

Contribution of other intangible assets to subsidiaries, net of deferred income tax	$558	$—	$—

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

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”), for $12.1 billion. The results of Travelers’ operations were included in the Company’s financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company’s core insurance and annuity products and expanded the Company’s presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide the Company with one of the broadest distribution networks in the industry. The initial consideration paid by the Holding Company for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Holding Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. Additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006 In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred stock.

Basis of Presentation

The condensed financial information of the Holding Company (“Parent Company Only”) should be read in conjunction with the Consolidated Financial Statements of MetLife, Inc. and subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed nonconsolidated financial statements reflect the results of operations, financial condition and cash flows for the parent company only. Investments in subsidiaries are accounted for using the equity method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) except as stated above which also requires management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from these estimates.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements of MetLife, Inc.:

•	Business, Basis of Presentation and Summary of Significant Accounting Policies (Note 1)

•	Long-term and Short-term Debt (Note 10)

•	Junior Subordinated Debentures (Note 11)

METLIFE, INC.

SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION — (Continued)
(Parent Company Only)

•	Common Equity Units (Note 12)

•	Contingencies, Commitments and Guarantees (Note 15)

•	Equity (Note 17)

•	Earnings per Common Share (Note 19)

•	Subsequent Events (Note 24)

2.	Value of Distribution Agreements

As described above in Note 1 and in Note 2 to the Consolidated Financial Statements, distribution agreements were executed with Citigroup as part of the Travelers’ acquisition. Information regarding the value of distribution agreements (“VODA”), which are reported in other assets, is as follows:

	Years Ended December 31,
	2006	2005
	(In millions)

Balance at January 1,	$577	$—
Acquisitions	—	577
Amortization	(2)	—
Contributions to subsidiaries	(575)	—

Balance at December 31,	$—	$577

During the year ended December 31, 2006, the Holding Company contributed the remaining amortized VODA to its subsidiaries which are receiving the benefit of such agreements.

METLIFE, INC.

SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION — (Continued)
(Parent Company Only)

3.	Loans to Subsidiaries

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

	Interest	Maturity	December 31,
Subsidiaries	Rate	Date	2006	2005
			(In millions)

Metropolitan Life	7.13%	December 15, 2032	$400	$400
Metropolitan Life	7.13%	January 15, 2033	100	100
Metropolitan Life	5.00%	December 31, 2007	800	800
MetLife Investors USA Insurance Company	7.35%	April 1, 2035	400	400

Total			$1,700	$1,700

4.	Debt

Long-term Debt

Long-term debt outstanding is as follows:

	December 31,
	2006	2005
	(In millions)

Senior notes:
6.13% due 2011	$750	$750
5.38% due 2012	398	398
5.00% due 2013	497	496
5.50% due 2014	352	352
5.00% due 2015	998	997
5.25% due 2020	776	681
5.38% due 2024	677	593
6.50% due 2032	596	596
5.88% due 2033	200	200
6.38% due 2034	754	755
5.70% due 2035	998	998
5.25% due 2006	—	500

Total long-term debt — unaffiliated	6,996	7,316
Total long-term debt — affiliated	500	286

Total	$7,496	$7,602

Issuances

On September 29, 2006, the Holding Company issued $204 million of affiliated long-term debt with an interest rate of 6.07% maturing in 2016.

METLIFE, INC.

SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION — (Continued)
(Parent Company Only)

On March 31, 2006, the Holding Company issued $10 million of affiliated long-term debt with an interest rate of 5.70% maturing in 2016.

On December 30, 2005, the Holding Company issued $286 million of affiliated long-term debt with an interest rate of 5.24% maturing in 2015.

Repayments

The Holding Company repaid a $500 million 5.25% senior note which matured on December 1, 2006, and a $1,006 million 3.911% senior note which matured on May 15, 2005.

In connection with financing the acquisition of Travelers on July 1, 2005, which is more fully described in Note 2 of the Consolidated Financial Statements, the Holding Company issued the following debt:

On June 23, 2005, the Holding Company issued in the United States public market $1,000 million aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million), and $1,000 million aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($997.6 million). In connection with the offering, the Holding Company incurred $12 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the respective term of the related senior notes.

On June 29, 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). These notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended. In connection with the offering, the Holding Company incurred $4 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the term of the related senior notes.

Short-term Debt

At December 31, 2006, the Holding Company’s $616 million short-term debt consisted of commercial paper. The debt was outstanding for an average of 32 days with a weighted average interest rate of 5.22%. The Holding Company had short-term debt of $961 million outstanding at December 31, 2005.

Interest Expense

Interest expense is comprised of the following:

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Short-term debt	$59	$2	$—
Long-term debt — unaffiliated	430	366	245
Long-term debt — affiliated	20	—	—
Junior subordinated debt securities	106	55	—
Stock purchase contracts	3	2	—

Total interest expense	$618	$425	$245

METLIFE, INC.

SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION — (Continued)
(Parent Company Only)

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in each of 2009 and 2010, which it shares with MetLife Funding, Inc. (“MetLife Funding”)) as of December 31, 2006. Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers’ commercial paper programs. At December 31, 2006, there were no borrowings against these credit facilities. At December 31, 2006, $970 million of the unsecured credit facilities support the letters of credit issued on behalf of the Company, all of which is in support of letters of credit issued on behalf of the Holding Company.

Committed Facilities.  Information on the capacity and outstanding balances of all committed facilities as of December 31, 2006 is as follows:

				Letters of
				Credit	Unused	Maturity
Account Party	Expiration		Capacity	Issuances	Commitments	(Years)
	(In millions)

MetLife Reinsurance Company of South Carolina	July 2010	(1)	$2,000	$2,000	$—	4
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016	(2)	500	490	10	10
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	225	225	—	19
Exeter Reassurance Company Ltd.	March 2025	(1)(3)	250	250	—	19
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	325	58	267	19
Exeter Reassurance Company Ltd.	December 2026	(1)	901	140	761	20
Exeter Reassurance Company Ltd.	December 2027	(1)	650	330	320	21

Total			$4,851	$3,493	$1,358

(1)	The Holding Company is a guarantor under this agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	On June 1, 2006, the letter of credit issuer elected to extend the initial stated termination date of each respective letter of credit to the respective dates indicated.

Letters of Credit.  At December 31, 2006, the Holding Company had $970 million in outstanding letters of credit from various banks. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

5.	Related Party Transactions

Dividends

The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. The maximum aggregate amount of dividends which the Holding Company subsidiaries may pay to the Holding Company in 2007 is $1,729 million.

METLIFE, INC.

SCHEDULE II

NOTES TO CONDENSED FINANCIAL INFORMATION — (Continued)
(Parent Company Only)

Support Agreements

The Holding Company has net worth maintenance agreements with two of its insurance subsidiaries, MetLife Investors Insurance Company and First MetLife Investors Insurance Company. Under these agreements, as subsequently amended, the Holding Company agreed, without limitation as to the amount, to cause each of these subsidiaries to have a minimum capital and surplus of $10 million, total adjusted capital at a level not less than 150% of the company action level risk-based capital (“RBC”), as defined by state insurance statutes, and liquidity necessary to enable it to meet its current obligations on a timely basis. As of the date of the most recent statutory financial statements filed with insurance regulators, the capital and surplus of each of these subsidiaries was in excess of the minimum capital and surplus amounts referenced above, and their total adjusted capital was in excess of the most recent referenced RBC-based amount calculated at December 31, 2006.

In connection with the acquisition of Travelers, the Holding Company committed to the South Carolina Department of Insurance to take necessary action to maintain the minimum capital and surplus of MetLife Reinsurance Company of South Carolina, formerly The Travelers Life and Annuity Reinsurance Company, at the greater of $250,000 or 10% of net loss reserves (loss reserves less deferred policy acquisition costs).

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

Other

See Note 3 for description of loans to subsidiaries.

See Note 4 for description of the Holding Company’s debt with subsidiaries.

METLIFE, INC.

SCHEDULE III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In millions)

		Future Policy
		Benefits, Other				Premium
	DAC	Policyholder Funds	Policyholder	Policyholder		Revenue
	and	and Policyholder	Account	Dividends	Unearned	and Policy
Segment	VOBA	Dividend Obligation	Balances	Payable	Revenue(1)	Charges

2006
Institutional	$1,370	$53,511	$59,694	$—	$37	$12,642
Individual	13,996	59,698	57,208	960	1,206	7,717
Auto & Home	190	3,453	—	—	—	2,924
International	2,130	9,346	5,793	—	373	3,526
Reinsurance	3,152	7,120	6,212	—	—	4,348
Corporate & Other	13	4,563	4,636	—	—	35

	$20,851	$137,691	$133,543	$960	$1,616	$31,192

2005
Institutional	$1,259	$51,818	$54,180	$—	$27	$12,159
Individual	13,523	60,103	59,011	917	1,050	6,961
Auto & Home	186	3,490	—	—	—	2,911
International	1,841	7,981	5,279	—	294	2,765
Reinsurance	2,815	6,247	5,504	—	—	3,869
Corporate & Other	17	3,503	4,338	—	—	23

	$19,641	$133,142	$128,312	$917	$1,371	$28,688

2004
Institutional	$997	$38,905	$34,059	$3	$16	$10,748
Individual	9,280	57,417	42,022	893	944	5,991
Auto & Home	185	3,180	—	—	—	2,948
International	1,278	5,419	2,580	2	183	2,039
Reinsurance	2,567	5,563	4,901	—	—	3,348
Corporate & Other	20	(836)	2,684	—	—	(7)

	$14,327	$109,648	$86,246	$898	$1,143	$25,067

(1)	Amounts are included within the future policy benefits, other policyholder funds and policyholder dividend obligation column.

METLIFE, INC.

SCHEDULE III — (Continued)

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In millions)

			Amortization of
	Net	Policyholder	DAC and VOBA	Other
	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Income	Interest Credited	Other Expenses	Expenses(1)	(Excluding Life)

2006
Institutional	$7,267	$15,960	$182	$2,132	$4,575
Individual	6,912	7,444	908	4,308	—
Auto & Home	177	1,717	459	392	2,946
International	1,050	2,775	361	1,180	623
Reinsurance	732	3,744	506	721	—
Corporate & Other	1,054	37	5	1,344	—

	$17,192	$31,677	$2,421	$10,077	$8,144

2005
Institutional	$5,943	$14,428	$174	$2,056	$4,107
Individual	6,534	7,192	941	3,993	—
Auto & Home	181	1,994	455	376	2,921
International	844	2,406	223	782	466
Reinsurance	606	3,426	650	341	—
Corporate & Other	709	(15)	8	947	—

	$14,817	$29,431	$2,451	$8,495	$7,494

2004
Institutional	$4,566	$12,189	$137	$1,835	$3,595
Individual	6,027	6,718	764	3,764	—
Auto & Home	171	2,079	449	348	2,954
International	585	1,762	140	480	327
Reinsurance	538	2,906	413	545	—
Corporate & Other	385	5	5	599	—

	$12,272	$25,659	$1,908	$7,571	$6,876

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

METLIFE, INC.

SCHEDULE IV

CONSOLIDATED REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2006
Life insurance in force	$3,602,755	$739,764	$2,104,460	$4,967,451	42.4%

Insurance premium
Life insurance	$14,942	$2,267	$5,693	$18,368	31.0%
Accident and health	5,305	449	135	4,991	2.7%
Property and casualty insurance	3,077	114	90	3,053	2.9%

Total insurance premium	$23,324	$2,830	$5,918	$26,412	22.4%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2005
Life insurance in force	$3,258,327	$726,946	$1,838,657	$4,370,038	42.1%

Insurance premium
Life insurance	$14,443	$2,168	$5,115	$17,390	29.4%
Accident and health	4,748	388	138	4,498	3.1%
Property and casualty insurance	3,041	132	63	2,972	2.1%

Total insurance premium	$22,232	$2,688	$5,316	$24,860	21.4%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2004
Life insurance in force	$2,777,312	$731,787	$1,565,897	$3,611,422	43.4%

Insurance premium
Life insurance	$13,071	$2,044	$4,346	$15,373	28.3%
Accident and health	4,040	291	119	3,868	3.1%
Property and casualty insurance	3,015	97	41	2,959	1.4%

Total insurance premium	$20,126	$2,432	$4,506	$22,200	20.3%

For the years ended December 31, 2006, 2005 and 2004, reinsurance ceded and assumed include affiliated transactions of $624 million, $670 million and $579 million, respectively.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of MetLife, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2006 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2006. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-1.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s assessment of internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited management’s assessment, included in management’s annual report on internal control over financial reporting, as included in Item 9A. Controls and Procedures, that MetLife, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company, and our report dated March 1, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its method of accounting for defined benefit pension and other postretirement plans as required by accounting guidance which the Company adopted on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
March 1, 2007

Item 9B.	Other Information

On February 26, 2007, Metropolitan Life Insurance Company amended the MetLife Deferred Compensation Plan for Officers, the MetLife Deferred Compensation Plan for Outside Directors, and the MetLife Non-Management Director Deferred Compensation Plan to allow the Plan Administrator of each plan to determine in its discretion the simulated investments offered to participants under each plan without formal plan amendment Each of these plans are non-qualified deferred compensation plans that allow officer-level employees of the Company or its affiliates, or directors of the Holding Company, to defer receipt of some or all of their compensation from the Company or its affiliates. Under each plan, simulated investment returns are credited in favor of a participant during the deferral period. The foregoing description of the amendments is not complete and is qualified in its entirety by reference to such amendments, which are filed hereto as Exhibits 10.48, 10.51 and 10.53, respectively, and are incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal One — Election of Directors,” “Corporate Governance — Information About the Board of Directors,” “Corporate Governance — Board Committees,” “Corporate Governance — Membership on Board Committees” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2007, to be filed by MetLife, Inc. with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2006 (the “2007 Proxy Statement”).

The information called for by this Item pertaining to Executive Officers appears in “Part I — Item 1. Business — Executive Officers of the Registrant.”

The Company has adopted the MetLife Financial Management Code of Professional Conduct (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to the Holding Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Corporate Controller and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Conduct and Ethics (the “Directors’ Code”) which applies to all members of the Holding Company’s Board of Directors, including the Chief Executive Officer, and the Employee Code of Business Conduct and Ethics (together with the Financial Management Code and the Directors’ Code, collectively, the “Ethics Codes”), which applies to all employees of the Company, including the Holding Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Corporate Controller. The Ethics Codes are available on the Company’s website at http://www.metlife.com/corporategovernance. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, the Ethics Codes that apply to the Holding Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Corporate Controller on the Company’s website at the address given above.

Item 11.	Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board Committees,” “Corporate Governance — Compensation of Non-Management Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2006,” “Outstanding Equity Awards at 2006 Fiscal-Year End,” “Option Exercises and Stock Vested in 2006,” “Pension Benefits,” “Non-qualified Deferred Compensation” and “Potential Payments Upon Termination or Change-in-Control” in the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to ownership of the Holding Company’s common stock is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2007 Proxy Statement.

The following table provides information, as of December 31, 2006, regarding the securities authorized for issuance under the Holding Company’s equity compensation plans:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))(2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	24,891,451	$34.68	67,763,013
Equity compensation plans not approved by security holders	None	—	None
Total	24,891,451	$34.68	67,763,013

(1)	Includes the MetLife, Inc. 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the MetLife, Inc. 2000 Directors Stock Plan (the “2000 Directors Stock Plan”) each of which was approved by Metropolitan Life, the sole shareholder of the Holding Company at the time of approval. The policyholders of Metropolitan Life entitled to vote on its plan of reorganization (the “plan of reorganization”) approved that plan of reorganization, which included both the 2000 Stock Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares available for issuance under each plan.

(2)	The aggregate number of shares of common stock of the Holding Company (“Shares”) reserved for issuance under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), is 68,000,000. In addition, as of December 31, 2006, 12,423,881 additional Shares that were available but had not been utilized under the 2000 Stock Plan, including Shares recovered due to forfeiture or expiration of awards, were available for issuance under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the “2005 Stock Plan”).

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

Under the award agreements that apply to the Performance Share awards, Shares are payable to eligible award recipients following the conclusion of the performance period. The number of shares payable is determined by multiplying the number of performance shares by a performance factor (from 0% to 200%) based on the performance of the Holding Company with respect to: (i) change in annual net operating earnings per share; and (ii) proportionate total shareholder return, as defined, as a percentile of the performance of other companies in the Standard & Poor’s Insurance Index, with regard to the performance period. Outstanding Performance Shares reduce the number of Shares remaining for issuance at the maximum payout.

Under the award agreements that apply to the Restricted Stock Unit awards, Shares equal to the number of Restricted Stock Units awarded are payable to eligible award recipients on the third anniversary of the date the Restricted Stock Units were granted. Outstanding Restricted Stock Units reduce the number of Shares remaining for issuance.

Under the Long-Term Performance Compensation Plan (“LTPCP”), individual incentive opportunities were set for each participant at the beginning of each performance period. Final award payouts reflect between 90% and 110% of the product of each individual’s incentive opportunity multiplied by the total shareholder return on the Holding Company’s common stock during the performance period. Awards are paid in whole or in part in Shares, as determined by the Board, at the end of each performance period. Outstanding opportunities under the LTPCP are reflected as reducing the number of Shares remaining for issuance at the target payout of 100% to reflect the pattern of past Board determinations of final payouts, further multiplied by 75% to reflect current

Board practices regarding the proportion of award payouts made in Shares. To the extent a participant has elected to receive the 25% remainder of the award payout in the form of deferred Shares, those anticipated Share payments have also reduced the number of Shares remaining for issuance. Payouts in Shares since April 15, 2005 on awards for outstanding opportunities under the LTPCP have been Stock-Based Awards under the 2005 Stock Plan.

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

Under both the 2005 Stock Plan and the 2005 Directors Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of the Holding Company) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of the Holding Company, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Holding Company, or any similar corporate event or transaction, the appropriate committee of the Board of Directors of the Holding Company (each, a “Committee”), in its sole discretion, in order to prevent dilution or enlargement of participants’ rights under the applicable plan, shall substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and the number and kind of Shares subject to outstanding awards. Any Shares related to awards under either plan which: (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares; (ii) are settled in cash either in lieu of Shares or otherwise; or (iii) are exchanged with the appropriate Committee’s permission for awards not involving Shares, are available again for grant under the applicable plan. If the option price of any option granted under either plan or the tax withholding requirements with respect to any award granted under either plan are satisfied by tendering Shares to the Holding Company (by either actual delivery or by attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan. The maximum number of Shares available for issuance under either plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional Shares or credited as additional Restricted Stock, Restricted Stock Units, or Stock-Based Awards.

Share awards to Directors were made under a separate Share award authorization under the 2000 Directors Stock Plan. Those awards have not reduced the number of Shares currently remaining for issuance.

Item 13.	Certain Relationships and Related Transactions

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Related Person Transactions” and “Corporate Governance — Information About the Board of Directors — Responsibilities, Independence and Composition of the Board of Directors” in the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal Two — Ratification of Appointment of the Independent Auditor” in the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 169.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 169.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2007

METLIFE, INC.

By	/s/ C. Robert Henrikson
Name: C. Robert Henrikson

Title:	Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis H. Barnette Curtis H. Barnette	Director	March 1, 2007

Sylvia Mathews Burwell	Director

Burton A. Dole, Jr.	Director

Cheryl W. Grisé	Director

/s/ James R. Houghton James R. Houghton	Director	March 1, 2007

/s/ R. Glenn Hubbard R. Glenn Hubbard	Director	March 1, 2007

/s/ Harry P. Kamen Harry P. Kamen	Director	March 1, 2007

Helene L. Kaplan	Director

/s/ John M. Keane John M. Keane	Director	March 1, 2007

/s/ James M. Kilts James M. Kilts	Director	March 1, 2007

Signature	Title	Date

/s/ Charles M. Leighton Charles M. Leighton	Director	March 1, 2007

/s/ Hugh B. Price Hugh B. Price	Director	March 1, 2007

David Satcher, M.D.	Director

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	March 1, 2007

/s/ William C. Steere, Jr. William C. Steere, Jr.	Director	March 1, 2007

/s/ C. Robert Henrikson C. Robert Henrikson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ William J. Wheeler William J. Wheeler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Joseph J. Prochaska, Jr. Joseph J. Prochaska, Jr.	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

EXHIBIT INDEX

Exhibit			Page
No.		Description	No.

2.1		Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Registration Statement on Form S-1 (No. 333-91517) (the “S-1 Registration Statement”))
2.2		Amendment to Plan of Reorganization dated as of March 9, 2000 (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement)
2.3		Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005 (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 4, 2005)
3.1		Amended and Restated Certificate of Incorporation of MetLife, Inc.
3.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000
3.3		Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005)
3.4		Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005)
3.5		MetLife, Inc. Amended and Restated By-Laws effective March 20, 2006 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “First Quarter 2006 10-Q”))
4	.1(a)	Indenture dated as of November 9, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to Senior Debt Securities
4	.1(b)	Form of Indenture for Senior Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Incorporated by reference to Exhibit 4.1(a), except for the name of the trustee)
4.2		First Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.25% Senior Notes due December 1, 2006
4.3		Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.125% Senior Notes due December 1, 2011
4.4		Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.375% Senior Notes due December 15, 2012 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 17, 2002 (the “2002 Form 8-K”))
4.5		Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.50% Senior Notes due December 15, 2032 (Incorporated by reference to Exhibit 4.2 to the 2002 Form 8-K)
4.6		Fifth Supplemental Indenture dated as of November 21, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.875% Senior Notes due November 21, 2033 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 21, 2003 (the “Retail Form 8-K”)

Exhibit		Page
No.	Description	No.

4.7	Sixth Supplemental Indenture dated as of November 24, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.00% Senior Notes due November 24, 2013 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 24, 2003 (the “Institutional Form 8-K”))
4.8	Seventh Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 3, 2004 (the “June 2004 Form 8-K”))
4.9	Eighth Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034 (Incorporated by reference to Exhibit 4.3 to the June 2004 Form 8-K)
4.10	Ninth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 23, 2004 (the “July 2004 Form 8-K”))
4.11	Tenth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034 (Incorporated by reference to Exhibit 4.3 to the July 2004 Form 8-K)
4.12	Eleventh Supplemental Indenture dated as of December 9, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.375% Senior Notes due December 9, 2024 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 9, 2004 (the “December 2004 Form 8-K”))
4.13	Twelfth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.00% Senior Notes due June 15, 2015 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 23, 2005 (the “June 23, 2005 Form 8-K”))
4.14	Thirteenth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.70% Senior Notes due June 15, 2035 (Incorporated by reference to Exhibit 4.3 to the June 23, 2005 Form 8-K)
4.15	Fourteenth Supplemental Indenture dated as of June 29, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.25% Senior Notes due June 29, 2020 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 29, 2005 (the “June 29, 2005 Form 8-K”))
4.16	Form of 5.25% Senior Note due December 1, 2006 (Included in Exhibit 4.2)
4.17	Form of 6.125% Senior Note due December 1, 2011 (Included in Exhibit 4.3)
4.18	Form of 5.375% Senior Note due December 15, 2012 (Included in Exhibit 4.4 incorporated by reference to Exhibit 4.1 to the 2002 Form 8-K)
4.19	Form of 6.50% Senior Note due December 15, 2032 (Included in Exhibit 4.5 incorporated by reference to Exhibit 4.2 to the 2002 Form 8-K)
4.20	Form of 5.875% Senior Note due November 21, 2033 (Included in Exhibit 4.6 incorporated by reference to Exhibit 4.1 to the Retail Form 8-K)

Exhibit			Page
No.		Description	No.

4.21		Form of 5.00% Senior Note due November 24, 2013 (Included in Exhibit 4.7 incorporated by reference to Exhibit 4.1 to the Institutional Form 8-K)
4.22		Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.8 incorporated by reference to Exhibit 4.1 to the June 2004 Form 8-K)
4.23		Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.9 incorporated by reference to Exhibit 4.3 to the June 2004 Form 8-K)
4.24		Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.10 incorporated by reference to Exhibit 4.1 to the July 2004 Form 8-K)
4.25		Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.11 incorporated by reference to Exhibit 4.3 to the July 2004 Form 8-K)
4.26		Form of 5.375% Senior Note due December 9, 2024 (Included in Exhibit 4.12 incorporated by reference to Exhibit 4.1 to the December 2004 Form 8-K)
4.27		Form of 5.00% Senior Note due June 15, 2015 (Included in Exhibit 4.13 incorporated by reference to Exhibit 4.1 to the June 23, 2005 Form 8-K)
4.28		Form of 5.70% Senior Note due June 15, 2035 (Included in Exhibit 4.14 incorporated by reference to Exhibit 4.3 to the June 23, 2005 Form 8-K)
4.29		Form of 5.25% Senior Note due June 29, 2020 (Included in Exhibit 4.15 incorporated by reference to Exhibit 4.1 to the June 29, 2005 Form 8-K)
4	.30(a)	Indenture dated as of June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to Subordinated Debt Securities (the “Subordinated Indenture”) (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Current Report on Form 8-K dated June 22, 2005 (the “June 22, 2005 Form 8-K”))
4	.30(b)	Form of Indenture for Subordinated Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Incorporated by reference to Exhibit 4.30(a), except for the name of the trustee)
4.31		First Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) (Incorporated by reference to Exhibit 4.6 to the June 22, 2005 Form 8-K)
4.32		Second Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) (Incorporated by reference to Exhibit 4.8 to the June 22, 2005 Form 8-K)
4.33		Third Supplemental Indenture dated as of December 21, 2006 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association) (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 22, 2006 (the “December 22, 2006 8-K”))
4.34		Form of Series A Debenture (Incorporated by reference to Exhibit 4.7 to the June 22, 2005 Form 8-K)
4.35		Form of Series B Debenture (Incorporated by reference to Exhibit 4.9 to the June 22, 2005 Form 8-K)
4.36		Form of junior subordinated debenture (Incorporated by reference to Exhibit 4.3 to the December 22, 2006 8-K)
4.37		Certificate of Trust of MetLife Capital Trust II (Incorporated by reference to Exhibit 4.6 to MetLife, Inc.’s, MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-61282, 333-61282-01 and 333-61282-02) (the “2001 S-3 Registration Statement”))

Exhibit		Page
No.	Description	No.

4.38	Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.7 to the 2001 S-3 Registration Statement)
4.39	Certificate of Amendment to Certificate of Trust of MetLife Capital Trust II (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s, MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-112073, 333-112073-01 and 333-112073-02) (the “2004 S-3 Registration Statement”))
4.40	Certificate of Amendment to Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.6 to the 2004 S-3 Registration Statement)
4.41	Amended and Restated Declaration of Trust of MetLife Capital Trust II dated as of June 21, 2005 (Incorporated by reference to Exhibit 4.16 to the June 22, 2005 Form 8-K)
4.42	Amended and Restated Declaration of Trust of MetLife Capital Trust III dated as of June 21, 2005 (Incorporated by reference to Exhibit 4.17 to the June 22, 2005 Form 8-K)
4.43	Guarantee Agreement dated June 21, 2005 by and between MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company National Association (predecessor to The Bank of New York Trust Company, N.A.), as Guarantee Trustee, relating to MetLife Capital Trust II (Incorporated by reference to Exhibit 4.18 to the June 22, 2005 Form 8-K)
4.44	Guarantee Agreement dated June 21, 2005 by and between MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Guarantee Trustee, relating to MetLife Capital Trust III (Incorporated by reference to Exhibit 4.19 to the June 22, 2005 Form 8-K)
4.45	Removal and Appointment of Trustees of MetLife Capital Trust II (Incorporated by reference to Exhibit 4.9 to the 2004 S-3 Registration Statement)
4.46	Removal and Appointment of Trustees of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.10 to the 2004 S-3 Registration Statement)
4.47	Form of Certificate for Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement)
4.48	Rights Agreement dated as of April 4, 2000 between MetLife, Inc. and Chasemellon Shareholder Services, L.L.C. (predecessor to Mellon Investor Services LLC)
4.49	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (see Exhibit 3.2 above)
4.50	Form of Right Certificate (Included as Exhibit B of Exhibit 4.48)
4.51	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.23 to the 2004 S-3 Registration Statement)**
4.52	Form of Deposit Agreement (Incorporated by reference to Exhibit 4.24 to the 2004 S-3 Registration Statement)**
4.53	Form of Depositary Receipt (Included in Exhibit 4.52)**
4.54	Form of Purchase Contract Agreement (Incorporated by reference to Exhibit 4.26 to the 2004 S-3 Registration Statement)**
4.55	Form of Pledge Agreement (Incorporated by reference to Exhibit 4.27 to the 2004 S-3 Registration Statement)**
4.56	Form of Unit Agreement (Incorporated by reference to Exhibit 4.28 to the 2004 S-3 Registration Statement)**
4.57	Stock Purchase Contract Agreement dated June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.1 to the June 22, 2005 Form 8-K)
4.58	Form of Normal Common Equity Unit Certificate (Incorporated by reference to Exhibit 4.2 to the June 22, 2005 Form 8-K)

Exhibit		Page
No.	Description	No.

4.59	Form of Stripped Common Equity Unit Certificate (Incorporated by reference to Exhibit 4.3 to the June 22, 2005 Form 8-K)
4.60	Pledge Agreement dated as of June 21, 2005 among MetLife, Inc., JP Morgan Chase Bank, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Collateral Agent, Custodial Agent and Securities Intermediary, and J.P Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.4 to the June 22, 2005 Form 8-K)
4.61	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (See Exhibit 3.3 above)
4.62	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference of Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005)
4.63	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (See Exhibit 3.4 above)
4.64	Form of Stock Certificate, 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005)
4.65	Replacement Capital Covenant, dated as of December 21, 2006 (Incorporated by reference to Exhibit 4.2 to the December 22, 2006 Form 8-K)
10.1	Form of Amended and Restated Employment Continuation Agreement with Mr. Benmosche (Incorporated by reference to Exhibit 10.8 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Annual Report”))*
10.2	Form of Amended and Restated Employment Continuation Agreement with Messrs. Henrikson and Toppeta (Incorporated by reference to Exhibit 10.9 to the 2001 Annual Report)*
10.3	Amended and Restated Employment Continuation Agreement with Ms. Rein (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated May 20, 2005 (the “May 20, 2005 Form 8-K”))*
10.4	Amended and Restated Employment Continuation Agreement with Ms. Weber (Incorporated by reference to Exhibit 10.58 to the 2001 Annual Report)*
10.5	Form of Employment Continuation Agreement with Messrs. Launer and Lipscomb (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Third Quarter 2003 10-Q”))*
10.6	Form of Employment Continuation Agreement with Mr. Wheeler (Incorporated by reference to Exhibit 10.7 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Annual Report”))*
10.7	Employment Continuation Agreement with Mr. Kandarian (Incorporated by reference to Exhibit 10.1 to the May 20, 2005 Form 8-K)*
10.8	Agreement, Waiver and General Release dated August 18, 2004 between MetLife Group, Inc. and Stewart G. Nagler (Incorporated by reference to Exhibit 10.5 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “Third Quarter 2004 10-Q”))*
10.9	Agreement, dated as of the Effective Date as defined therein, by and between Robert H. Benmosche and MetLife, Inc. (Incorporated by reference to Exhibit 10.65 to the 2005 Annual Report)*
10.10	Separation Agreement, Waiver and General Release dated February 16, 2007 between MetLife Group, Inc. and Leland C. Launer, Jr.*

Exhibit		Page
No.	Description	No.

10.11	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement)*
10.12	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002 (Incorporated by reference to Exhibit 10.13 to the 2001 Annual Report)*
10.13	Form of Management Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “Second Quarter 2002 10-Q”))*
10.14	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Second Quarter 2002 10-Q)*
10.15	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement)*
10.16	MetLife, Inc. 2000 Directors Stock Plan, as amended effective February 8, 2002 (Incorporated by reference to Exhibit 10.16 to the 2001 Annual Report)*
10.17	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “First Quarter 2004 10-Q”))*
10.18	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005 (Incorporated by reference to Exhibit 10.3 to the First Quarter 2004 10-Q)*
10.19	Form of Management Stock Option Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 28, 2005 (the “February 28, 2005 Form 8-K”))*
10.20	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.19 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Annual Report”))*
10.21	Amendment to Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated January 10, 2006 (the “January 10, 2006 Form 8-K”))*
10.22	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.4 to the January 10, 2006 Form 8-K)*
10.23	Form of Management Performance Share Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.2 to the February 28, 2005 Form 8-K)*
10.24	Clarification of Management Performance Share Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Current Report on Form 8-K dated December 19, 2005 (the “December 19, 2005 Form 8-K”))*
10.25	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.1 to the January 10, 2006 Form 8-K))*
10.26	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.3 to the January 10, 2006 Form 8-K)*
10.27	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007)*
10.28	Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement)
10.29	Restatement of the Excess Asbestos Indemnity Insurance Policy, dated as of December 31, 1998, between Stockwood Reinsurance Company, Ltd. and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement)

Exhibit		Page
No.	Description	No.

10.30	Restatement of the Excess Asbestos Indemnity Insurance Policy, dated as of December 31, 1998, between European Reinsurance Corporation of America and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.14 to the S-1 Registration Statement)
10.31	Restatement of the Excess Asbestos Indemnity Insurance Policy, dated as of December 31, 1998, between Granite State Insurance Company and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.16 to the S-1 Registration Statement)
10.32	Five-Year Credit Agreement, dated as of April 23, 2004 (the “2004 Five-Year Credit Agreement”), among MetLife, Inc., Metropolitan Life Insurance Company, MetLife Funding, Inc. and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.33	Amended and Restated Five-Year Credit Agreement, dated as of August 15, 2006, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (amending and restating the 2004 Five-Year Credit Agreement, effective December 21, 2006)
10.34	Five-Year Credit Agreement, dated as of April 22, 2005 (“Five-Year Credit Agreement”), among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated April 28, 2005 (the “April 28, 2005 Form 8-K”))
10.35	First Amendment to Five-Year Credit Agreement, dated as of August 15, 2006, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto
10.36	Amended and Restated Five-Year Letter of Credit and Reimbursement Agreement, dated as of April 25, 2005, among MetLife, Inc., The Travelers Life and Annuity Reinsurance Company (now known as MetLife Reinsurance Company of South Carolina), and other parties signatory thereto (Incorporated by reference to Exhibit 10.2 to the April 28, 2005 Form 8-K)
10.37	Stipulation of Settlement, as amended, relating to Metropolitan Life Insurance Company Sales Practices Litigation (Incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement)
10.38	Long-Term Performance Compensation Plan (for performance periods starting on or after April 1, 2001, as amended) (Incorporated by reference to Exhibit 10.24 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Annual Report”))*
10.39	MetLife Annual Variable Incentive Plan (“AVIP”) (Incorporated by reference to Exhibit 10.1 to the First Quarter 2004 10-Q)*
10.40	Amendment Number One to the AVIP (Incorporated by reference to Exhibit 10.2 to the December 19, 2005 Form 8-K)*
10.41	Resolutions of the MetLife, Inc. Board of Directors (adopted December 13, 2005) regarding the selection of performance measures for 2006 awards under the AVIP (Incorporated by reference to Exhibit 10.1 to the December 19, 2005 Form 8-K)*
10.42	Resolutions of the MetLife, Inc. Board of Directors (adopted December 12, 2006) regarding the selection of performance measures for 2007 awards under the AVIP*
10.43	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective May 4, 2005) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter 2005 10-Q”))*
10.44	Amendment, dated as of August 1, 2005, to the Metropolitan Life Auxiliary Savings and Investment Plan (effective as of July 1, 2005) (Incorporated by reference to Exhibit 10.7 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Second Quarter 2005 10-Q”))*

Exhibit		Page
No.	Description	No.

10.45	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003 (Incorporated by reference to Exhibit 10.5 to the Third Quarter 2003 10-Q)*
10.46	Amendment Number One to the MetLife Deferred Compensation Plan for Officers, dated May 4, 2005 (Incorporated by reference to Exhibit 10.1 to the First Quarter 2005 10-Q”)*
10.47	Amendment Number Two to The MetLife Deferred Compensation Plan for Officers, effective December 14, 2005 (Incorporated by reference to Exhibit 10.7 to the December 19, 2005 Form 8-K)*
10.48	Amendment Number Three to The MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007)*
10.49	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 2006 10-Q”))*
10.50	MetLife Deferred Compensation Plan for Outside Directors, effective December 9, 2003 (Incorporated by reference to Exhibit 10.55 to the 2003 Annual Report)*
10.51	Amendment Number One to The MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December, 2003, effective February 26, 2007)*
10.52	MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005) (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2006 10-Q)*
10.53	Amendment Number One to The MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December, 2006, effective February 26, 2007)*
10.54	Summary of Non-Management Director Compensation (effective April 25, 2006) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 20, 2006)*
10.55	General American Life Insurance Company Directors’ Deferred Savings Plan for Non-Employee Directors 2002 (Incorporated by reference to Exhibit 10.67 to the 2001 Annual Report)*
10.56	MetLife Auxiliary Pension Plan dated August 7, 2006 (as amended and restated, effective June 30, 2006) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter 2006 10-Q”))*
10.57	MetLife Auxiliary Pension Plan dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007)*
10.58	MetLife Plan for Transition Assistance for Officers, dated January 7, 2000, as amended (the “MPTA”) (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2004 10-Q)*
10.59	Amendment Number Ten to the MPTA, dated January 26, 2005* (Incorporated by reference to Exhibit 10.55 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))*
10.60	Amendment Number Eleven to the MPTA, dated February 28, 2006 (Incorporated by reference to Exhibit 10.56 to the 2005 Annual Report)*
10.61	Amendment Number Twelve to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Second Quarter 2006 10-Q)*
10.62	Amendment Number Thirteen to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.2 to the Second Quarter 2006 10-Q)*
10.63	Amendment Number Fourteen to the MPTA, dated January 26, 2007*

Exhibit		Page
No.	Description	No.

10.64	Metropolitan Life Auxiliary Death Benefits Plan, effective as of January 1, 1987, as amended (Incorporated by reference to Exhibit 10.55 to the 2004 Annual Report)*
10.65	Termination of the Metropolitan Life Auxiliary Death Benefits Plan, dated August 1, 2005 (Incorporated by reference to Exhibit 10.8 to the Second Quarter 2005 10-Q)*
10.66	One Madison Avenue Purchase and Sale Agreement, dated as of March 29, 2005, between Metropolitan Life Insurance Company, as Seller, and 1 Madison Venture LLC and Column Financial, Inc., collectively, as Purchaser (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated April 4, 2005 (the “April 4, 2005 Form 8-K”))
10.67	MetLife Building, 200 Park Avenue, New York, NY Purchase and Sale Agreement, dated as of April 1, 2005, between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development, L.L.C., as Purchaser (Incorporated by reference to Exhibit 10.2 to the April 4, 2005 Form 8-K)
10.68	Stuyvesant Town, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Third Quarter 2006 10-Q)
10.69	Peter Cooper Village, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2006 10-Q)
10.70	International Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2005 (the “July 8, 2005 Form 8-K”))
10.71	Domestic Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.2 to the July 8, 2005 Form 8-K)
10.72	Investor Rights Agreement dated as of July 1, 2005 by and among Citigroup Inc., MetLife, Inc. and Citigroup Insurance Holding Corporation (Incorporated by reference to Exhibit 10.3 to the July 8, 2005 Form 8-K)
10.73	Transition Services Agreement dated as of July 1, 2005 by and between Citigroup Inc. and MetLife, Inc. (Incorporated by reference to Exhibit 10.4 to the July 8, 2005 Form 8-K)
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.

**	Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.