Form 10-Q
period 2007-03-31
METLIFE INC
filed 2007-05-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 2, 2007, 741,606,643 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
March 31, 2007 (Unaudited) and December 31, 2006

(In millions, except share and per share data)

	March 31,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $242,333 and $236,768, respectively)	$247,916	$241,928
Trading securities, at fair value (cost: $751 and $727, respectively)	777	759
Equity securities available-for-sale, at estimated fair value (cost: $4,642 and $4,549, respectively)	5,134	5,094
Mortgage and consumer loans	43,936	42,239
Policy loans	10,177	10,228
Real estate and real estate joint ventures held-for-investment	5,426	4,978
Real estate held-for-sale	1	8
Other limited partnership interests	4,948	4,781
Short-term investments	2,483	2,709
Other invested assets	9,713	10,428

Total investments	330,511	323,152
Cash and cash equivalents	6,545	7,107
Accrued investment income	3,300	3,347
Premiums and other receivables	15,581	14,490
Deferred policy acquisition costs and value of business acquired	20,371	20,838
Current income tax recoverable	122	—
Assets of subsidiaries held-for-sale	1,568	1,563
Goodwill	4,897	4,897
Other assets	7,602	7,956
Separate account assets	147,312	144,365

Total assets	$537,809	$527,715

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$128,369	$127,489
Policyholder account balances	132,489	131,948
Other policyholder funds	9,467	9,139
Policyholder dividends payable	961	960
Policyholder dividend obligation	974	1,063
Short-term debt	3,375	1,449
Long-term debt	10,338	9,979
Junior subordinated debt securities	3,780	3,780
Shares subject to mandatory redemption	278	278
Liabilities of subsidiaries held-for-sale	1,598	1,595
Current income tax payable	—	1,465
Deferred income tax liability	1,992	2,278
Payables for collateral under securities loaned and other transactions	48,140	45,846
Other liabilities	14,667	12,283
Separate account liabilities	147,312	144,365

Total liabilities	503,740	493,917

Contingencies, Commitments and Guarantees (Note 6)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued; 741,114,799 and 751,984,799 shares outstanding at March 31, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	17,503	17,454
Retained earnings	17,228	16,574
Treasury stock, at cost; 45,651,865 shares and 34,781,865 shares at March 31, 2007 and December 31, 2006, respectively	(2,073)	(1,357)
Accumulated other comprehensive income	1,402	1,118

Total stockholders’ equity	34,069	33,798

Total liabilities and stockholders’ equity	$537,809	$527,715

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Revenues
Premiums	$6,765	$6,428
Universal life and investment-type product policy fees	1,280	1,175
Net investment income	4,521	4,195
Other revenues	384	328
Net investment gains (losses)	(38)	(594)

Total revenues	12,912	11,532

Expenses
Policyholder benefits and claims	6,773	6,405
Interest credited to policyholder account balances	1,376	1,197
Policyholder dividends	424	421
Other expenses	2,896	2,495

Total expenses	11,469	10,518

Income from continuing operations before provision for income tax	1,443	1,014
Provision for income tax	416	284

Income from continuing operations	1,027	730
Income (loss) from discontinued operations, net of income tax	(10)	17

Net income	1,017	747
Preferred stock dividends	34	33

Net income available to common shareholders	$983	$714

Income from continuing operations available to common shareholders per common share
Basic	$1.32	$0.91

Diluted	$1.29	$0.91

Net income available to common shareholders per common share
Basic	$1.31	$0.94

Diluted	$1.28	$0.93

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2007 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Income (Loss)
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustment	Adjustment	Total

Balance at December 31, 2006	$1	$8	$17,454	$16,574	$(1,357)	$1,864	$57	$(803)	$33,798
Cumulative effect of changes in accounting principles, net of income tax (Note 1)				(329)					(329)

Balance at January 1, 2007	1	8	17,454	16,245	(1,357)	1,864	57	(803)	33,469
Treasury stock transactions, net			49		(716)				(667)
Dividends on preferred stock				(34)					(34)
Comprehensive income (loss):
Net income				1,017					1,017
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(14)			(14)
Unrealized investment gains (losses), net of related offsets and income tax						265			265
Foreign currency translation adjustments, net of income tax							27		27
Defined benefit plans adjustment, net of income tax								6	6

Other comprehensive income (loss)									284

Comprehensive income (loss)									1,301

Balance at March 31, 2007	$1	$8	$17,503	$17,228	$(2,073)	$2,115	$84	$(797)	$34,069

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities	$2,210	$2,352

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	29,349	36,090
Equity securities	693	511
Mortgage and consumer loans	1,757	2,250
Real estate and real estate joint ventures	151	155
Other limited partnership interests	409	330
Purchases of:
Fixed maturity securities	(34,653)	(50,229)
Equity securities	(698)	(300)
Mortgage and consumer loans	(3,529)	(2,500)
Real estate and real estate joint ventures	(547)	(450)
Other limited partnership interests	(496)	(503)
Net change in short-term investments	202	(63)
Proceeds from sales of businesses	25	—
Net change in other invested assets	522	(358)
Other, net	29	(35)

Net cash used in investing activities	(6,786)	(15,102)

Cash flows from financing activities
Policyholder account balances:
Deposits	12,479	14,072
Withdrawals	(12,315)	(12,748)
Net change in payables for collateral under securities loaned and other transactions	2,294	12,544
Net change in short-term debt	1,926	(54)
Long-term debt issued	390	100
Long-term debt repaid	(37)	(23)
Dividends on preferred stock	(34)	(33)
Treasury stock acquired	(758)	—
Stock options exercised	29	18
Other, net	40	—

Net cash provided by financing activities	4,014	13,876

Change in cash and cash equivalents	(562)	1,126
Cash and cash equivalents, beginning of period	7,107	4,018

Cash and cash equivalents, end of period	$6,545	$5,144

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$77	$76

Income tax	$1,231	$87

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investments;

(iv)	application of the consolidation rules to certain investments;

(v)	the fair value of and accounting for derivatives;

(vi)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(vii)	the measurement of goodwill and related impairment, if any;

(viii)	the liability for future policyholder benefits;

(ix)	accounting for income taxes and the valuation of deferred income tax assets;

(x)	accounting for reinsurance transactions;

(xi)	accounting for employee benefit plans; and

(xii)	the liability for litigation and regulatory matters.

In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of (i) the Holding Company and its subsidiaries; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 4. Intercompany accounts and transactions have been eliminated.

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

a minor equity interest or more than a minor influence over the joint ventures’ and partnerships’ operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures’ and partnerships’ operations.

Minority interest related to consolidated entities included in other liabilities was $1.6 billion and $1.4 billion at March 31, 2007 and December 31, 2006, respectively.

Certain amounts in the prior year period’s unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2007 presentation. See Note 12 for additional information.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2007, its consolidated results of operations for the three months ended March 31, 2007 and 2006, its consolidated cash flows for the three months ended March 31, 2007 and 2006, and its consolidated statement of stockholders’ equity for the three months ended March 31, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.

As a result of the implementation of FIN 48, the Company recognized a $52 million increase in the liability for unrecognized tax benefits, a $4 million decrease in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $37 million, net of $11 million of minority interest. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $1,128 million. The Company reclassified, at adoption, $611 million of current tax liabilities to the liability for unrecognized tax benefits included within other liabilities. The Company also reclassified, at adoption, $465 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, is $680 million. The Company also had $240 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions as well as foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2000. In the first quarter of 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2000 through 2002 that is anticipated to be completed by the end of 2007. As of January 1, 2007, the IRS has indicated it intends to propose certain individually significant adjustments to the Company’s tax positions with respect to demutualization, post-sale purchase price adjustments, leasing, reinsurance, tax-exempt income, transfer pricing and tax credits. Management has incorporated these proposed adjustments in conjunction with the adoption of FIN 48 and does not anticipate that the ultimate resolution will result in a material change to its financial position. It is reasonably possible that a payment will be made by the end of 2007 which could significantly decrease the total amount of unrecognized tax benefits. A reasonable estimate of the range of the payment is not yet determinable.

There were no significant changes in the liability for unrecognized tax benefits during the three months ended March 31, 2007.

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

As a result of the adoption of SOP 05-1 and the related TPAs, the Company assesses internal replacements to determine whether such modifications significantly change the contract terms based on the criteria noted in the guidance. If the modification substantially changes the contract, then the DAC is written off immediately through income and any new deferrable expenses associated with the new replacement are deferred. If the contract modifications do not substantially change the contract, the DAC amortization on the original policy will continue and any acquisition costs associated with the related modification are immediately expensed.

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 is a cumulative effect adjustment of $292 million, net of income tax, which was recorded as a reduction to retained earnings.

Other

Effective January 1, 2007, the Company adopted FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The adoption of FSP EITF 00-19-2 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2007, the Company adopted FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The adoption of FSP 13-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In May 2007, FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating the impact of FSP 39-1 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	March 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$75,840	$1,991	$919	$76,912	31.0%
Residential mortgage-backed securities	56,143	490	213	56,420	22.8
Foreign corporate securities	35,622	1,964	328	37,258	15.0
U.S. Treasury/agency securities	26,835	953	219	27,569	11.1
Commercial mortgage-backed securities	17,801	193	119	17,875	7.2
Asset-backed securities	13,495	73	42	13,526	5.5
Foreign government securities	11,470	1,658	34	13,094	5.3
State and political subdivision securities	4,667	198	49	4,816	1.9
Other fixed maturity securities	460	15	29	446	0.2

Total fixed maturity securities	$242,333	$7,535	$1,952	$247,916	100.0%

Common stock	$1,896	$461	$21	$2,336	45.5%
Non-redeemable preferred stock	2,746	80	28	2,798	54.5

Total equity securities	$4,642	$541	$49	$5,134	100.0%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,010	$2,047	$983	$75,074	31.0%
Residential mortgage-backed securities	51,602	385	321	51,666	21.4
Foreign corporate securities	33,400	1,924	378	34,946	14.4
U.S. Treasury/agency securities	29,897	984	248	30,633	12.7
Commercial mortgage-backed securities	16,467	193	138	16,522	6.8
Asset-backed securities	13,851	75	53	13,873	5.7
Foreign government securities	11,035	1,598	34	12,599	5.2
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.2

Total fixed maturity securities	$236,768	$7,443	$2,283	$241,928	100.0%

Common stock	$1,798	$487	$16	$2,269	44.5%
Non-redeemable preferred stock	2,751	103	29	2,825	55.5

Total equity securities	$4,549	$590	$45	$5,094	100.0%

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2007
			Equal to or Greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$16,465	$292	$17,265	$627	$33,730	$919
Residential mortgage-backed securities	9,924	39	13,530	174	23,454	213
Foreign corporate securities	6,385	84	8,253	244	14,638	328
U.S. Treasury/agency securities	8,796	119	1,902	100	10,698	219
Commercial mortgage-backed securities	5,577	34	3,750	85	9,327	119
Asset-backed securities	5,312	17	1,569	25	6,881	42
Foreign government securities	1,108	18	518	16	1,626	34
State and political subdivision securities	394	12	538	37	932	49
Other fixed maturity securities	94	29	3	—	97	29

Total fixed maturity securities	$54,055	$644	$47,328	$1,308	$101,383	$1,952

Equity securities	$1,104	$30	$510	$19	$1,614	$49

Total number of securities in an unrealized loss position	9,745		4,592		14,337

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2006
			Equal to or Greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$17,537	$285	$16,780	$698	$34,317	$983
Residential mortgage-backed securities	15,300	78	13,640	243	28,940	321
Foreign corporate securities	6,401	102	7,277	276	13,678	378
U.S. Treasury/agency securities	15,006	157	1,560	91	16,566	248
Commercial mortgage-backed securities	4,960	30	4,029	108	8,989	138
Asset-backed securities	4,519	31	1,077	22	5,596	53
Foreign government securities	1,160	18	507	16	1,667	34
State and political subdivision securities	334	12	532	39	866	51
Other fixed maturity securities	146	77	4	—	150	77

Total fixed maturity securities	$65,363	$790	$45,406	$1,493	$110,769	$2,283

Equity securities	$832	$20	$567	$25	$1,399	$45

Total number of securities in an unrealized loss position	10,529		4,640		15,169

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2007
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$53,202	$131	$599	$35	9,224	123
Six months or greater but less than nine months	866	9	8	2	128	5
Nine months or greater but less than twelve months	1,625	—	30	—	265	—
Twelve months or greater	49,151	14	1,323	4	4,588	4

Total	$104,844	$154	$1,960	$41	14,205	132

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,222	$35	$547	$12	9,093	81
Six months or greater but less than nine months	2,682	3	42	1	415	2
Nine months or greater but less than twelve months	12,049	14	204	4	937	1
Twelve months or greater	47,462	29	1,511	7	4,634	6

Total	$114,415	$81	$2,304	$24	15,079	90

At March 31, 2007 and December 31, 2006, $2.0 billion and $2.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

At March 31, 2007, $41 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. Of such unrealized losses of $41 million, $35 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 30% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at March 31, 2007 of greater than $10 million. These securities represented 8%, or $160 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2007 and December 31, 2006, the Company had $2.0 billion and $2.3 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	March 31,	December 31,
	2007	2006

Sector:
U.S. corporate securities	46%	42%
Residential mortgage-backed securities	11	14
Foreign corporate securities	16	16
U.S. Treasury/agency securities	11	11
Commercial mortgage-backed securities	6	6
Other	10	11

Total	100%	100%

Industry:
Industrial	25%	23%
Mortgage-backed	17	20
Government	13	12
Finance	16	10
Utility	13	11
Other	16	24

Total	100%	100%

As disclosed in Note 1 of Notes to Consolidated Financial Statements included in the 2006 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in interest rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Fixed maturity securities	$3,598	$3,371
Equity securities	40	27
Mortgage and consumer loans	675	609
Policy loans	157	146
Real estate and real estate joint ventures	235	199
Other limited partnership interests	311	208
Cash, cash equivalents and short-term investments	147	91
Other invested assets	153	131

Total investment income	5,316	4,782
Less: Investment expenses	795	587

Net investment income	$4,521	$4,195

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Fixed maturity securities	$(92)	$(410)
Equity securities	62	33
Mortgage and consumer loans	—	4
Real estate and real estate joint ventures	2	21
Other limited partnership interests	2	(6)
Derivatives	(51)	(223)
Other	39	(13)

Net investment gains (losses)	$(38)	$(594)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $3 million and $9 million for the three months ended March 31, 2007 and 2006, respectively.

Trading Securities

The Company has a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income related to fixed maturity securities.

At March 31, 2007 and December 31, 2006, trading securities were $777 million and $759 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $321 million and $387 million, respectively. The Company had pledged $570 million and $614 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at March 31, 2007 and December 31, 2006, respectively.

During the three months ended March 31, 2007 and 2006, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $15 million and $19 million, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of $8 million for both the three months ended March 31, 2007 and 2006.

3.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	March 31, 2007			December 31, 2006
		Current Market or			Current Market or
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$31,397	$529	$177	$27,148	$639	$150
Interest rate floors	37,437	261	—	37,437	279	—
Interest rate caps	24,448	89	—	26,468	125	—
Financial futures	8,058	23	36	8,432	64	39
Foreign currency swaps	19,790	945	1,142	19,627	986	1,174
Foreign currency forwards	3,071	5	32	2,934	31	27
Options	602	315	9	587	306	8
Financial forwards	3,856	27	36	3,800	12	40
Credit default swaps	7,067	9	10	6,357	5	21
Synthetic GICs	3,746	—	—	3,739	—	—
Other	250	57	—	250	56	—

Total	$139,722	$2,260	$1,442	$136,779	$2,503	$1,459

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At March 31, 2007 and December 31, 2006, the Company owned 1,611 and 2,749 equity futures contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At March 31, 2007 and December 31, 2006, the Company owned 271,637 and 225,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At March 31, 2007 and December 31, 2006, the Company owned 76,429,132 and 74,864,483 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	March 31, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$7,924	$274	$79	$7,978	$290	$85
Cash flow	4,679	133	156	4,366	149	151
Foreign operations	1,290	1	44	1,232	1	50
Non-qualifying	125,829	1,852	1,163	123,203	2,063	1,173

Total	$139,722	$2,260	$1,442	$136,779	$2,503	$1,459

The following table presents the settlement payments recorded in income for the:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Qualifying hedges:
Net investment income	$9	$23
Interest credited to policyholder account balances	(11)	(6)
Other expenses	1	—
Non-qualifying hedges:
Net investment gains (losses)	62	35

Total	$61	$52

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”): (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities; and (iii) interest rate futures to hedge against changes in value of fixed rate securities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Changes in the fair value of derivatives	$(13)	$(6)
Changes in the fair value of the items hedged	14	(15)

Net ineffectiveness of fair value hedging activities	$1	$(21)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; and (iv) financial forwards to buy and sell securities.

For the three months ended March 31, 2007 and 2006, the Company recognized no net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months ended March 31, 2007 and 2006 related to such discontinued cash flow hedges were losses of $3 million and $1 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the three months ended March 31, 2007 and 2006.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2006
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(208)	$(142)	$(142)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(28)	(77)	(4)
Amounts reclassified to net investment gains (losses)	3	(1)	5
Amounts reclassified to net investment income	5	15	1
Amortization of transition adjustment	(1)	(1)	(1)
Amounts reclassified to other expenses	—	(2)	—

Other comprehensive income (loss) balance at the end of the period	$(229)	$(208)	$(141)

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months ended March 31, 2007 and 2006.

The Company’s consolidated statement of stockholders’ equity for the three months ended March 31, 2007 includes gains (losses) of $2 million related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At March 31, 2007 and December 31, 2006, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $187 million and $189 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to economically hedge exposure to adverse movements in credit; (v) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (vi) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (vii) financial forwards to buy and sell securities; (viii) synthetic guaranteed interest contracts; (ix) credit default swaps and total rate of return swaps to synthetically create investments; and (x) basis swaps to better match the cash flows of assets and related liabilities.

For the three months ended March 31, 2007 and 2006, the Company recognized as net investment gains (losses), excluding embedded derivatives, changes in fair value of ($173) million and ($149) million, respectively, related to derivatives that do not qualify for hedge accounting. For the three months ended March 31, 2007 and 2006, the Company recorded changes in fair value of ($1) million and ($20) million, respectively, as policyholder benefits and claims related to derivatives that do not qualify for hedge accounting. For the three months ended March 31, 2007, the Company recorded insignificant changes in fair value as net investment income related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting. For the three months ended March 31, 2006, the Company recorded changes in fair value of ($17) million as net investment income related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and modified coinsurance contracts. The fair value of the Company’s embedded derivative assets was $227 million and $184 million at March 31, 2007 and December 31, 2006, respectively. The fair value of the Company’s embedded derivative liabilities was $20 million and $84 million at March 31, 2007 and December 31, 2006, respectively. The amounts recorded and included in net investment gains (losses) during the three months ended March 31, 2007 and 2006 were gains of $53 million and $101 million, respectively.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2007 and December 31, 2006, the Company

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

was obligated to return cash collateral under its control of $384 million and $428 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $434 million and $453 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

As of March 31, 2007 and December 31, 2006, the Company provided collateral of $141 million and $80 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of March 31, 2007 and December 31, 2006, the Company pledged collateral of $114 million and $105 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

4.	Closed Block

On April 7, 2000, (the “Demutualization Date”), Metropolitan Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance (the “Superintendent”) approving Metropolitan Life’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, Metropolitan Life established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	March 31,	December 31,
	2007	2006
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,075	$43,089
Other policyholder funds	319	282
Policyholder dividends payable	729	701
Policyholder dividend obligation	974	1,063
Payables for collateral under securities loaned and other transactions	6,167	6,483
Other liabilities	280	192

Total closed block liabilities	51,544	51,810

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $30,011 and $30,286, respectively)	30,969	31,255
Equity securities available-for-sale, at estimated fair value (cost: $1,257 and $1,184, respectively)	1,571	1,484
Mortgage loans on real estate	8,096	7,848
Policy loans	4,227	4,212
Real estate and real estate joint ventures held-for-investment	248	242
Short-term investments	60	62
Other invested assets	134	644

Total investments	45,305	45,747
Cash and cash equivalents	611	255
Accrued investment income	485	517
Deferred income tax assets	593	754
Premiums and other receivables	256	156

Total assets designated to the closed block	47,250	47,429

Excess of closed block liabilities over assets designated to the closed block	4,294	4,381

Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax of $459 and $457, respectively	813	812
Unrealized gains (losses) on derivative instruments, net of income tax of ($19) and ($18), respectively	(33)	(32)
Allocated to policyholder dividend obligation, net of income tax of ($350) and ($381), respectively	(623)	(681)

Total amounts included in accumulated other comprehensive income (loss)	157	99

Maximum future earnings to be recognized from closed block assets and liabilities	$4,451	$4,480

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation is as follows:

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	(In millions)

Balance at beginning of period	$1,063	$1,607
Impact on revenues, net of expenses and income tax	—	(114)
Change in unrealized investment and derivative gains (losses)	(89)	(430)

Balance at end of period	$974	$1,063

Information regarding the closed block revenues and expenses is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$676	$698
Net investment income and other revenues	583	594
Net investment gains (losses)	13	(64)

Total revenues	1,272	1,228

Expenses
Policyholder benefits and claims	808	821
Policyholder dividends	367	366
Change in policyholder dividend obligation	—	(88)
Other expenses	59	64

Total expenses	1,234	1,163

Revenues, net of expenses before income tax	38	65
Income tax	13	23

Revenues, net of expenses, income tax and discontinued operations	$25	$42

The change in the maximum future earnings of the closed block is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Balance at end of period	$4,451	$4,503
Less:
Cumulative effect of a change in accounting principle, net of income tax	(4)	—
Balance at beginning of period	4,480	4,545

Change during period	$(25)	$(42)

Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Debt

The following represent significant changes in debt from the amounts reported in Note 10 of Notes to the Consolidated Financial Statements included in the 2006 Annual Report:

In March 2007, Reinsurance Group of America, Incorporated (“RGA”) issued $300 million of 10-year senior notes with a fixed rate of 5.625%, payable semiannually. RGA used $30 million of the net proceeds of the offering to repay existing debt in March 2007.

In the first quarter of 2007, MetLife Bank, National Association, a national bank (“MetLife Bank” or “MetLife Bank, N.A.”) received advances totaling $90 million from the Federal Home Loan Bank of New York, which were included in long-term debt.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2007.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of the Plan and the adequacy and accuracy of Metropolitan Life’s disclosure to policyholders regarding the Plan. The actions discussed below name as defendants some or all of Metropolitan Life, the Holding Company, the individual directors, and the New York Superintendent of Insurance. Metropolitan Life, the Holding Company, and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  Another putative class action filed in New York State court in Kings County has been consolidated with this action. The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages. In 2003, the trial court granted the defendants’ motions to dismiss these two putative class actions. In 2004, the appellate court modified the trial court’s order by reinstating certain claims against Metropolitan Life, the Holding Company and the individual directors. Plaintiffs in these actions have filed a consolidated amended complaint. On January 30, 2007, the trial court signed an order certifying a litigation class for plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect to a common law fraud claim. The January 30, 2007 order implemented the trial court’s May 2, 2006 memorandum deciding plaintiffs’ class certification motion. Plaintiffs and defendants have filed notices of appeal from this order.

Meloy, et al. v. Superintendent of Ins., et al. (Sup. Ct., N.Y. County, filed April 14, 2000).  Five persons brought a proceeding under Article 78 of New York’s Civil Practice Law and Rules challenging the Opinion and Decision of the Superintendent who approved the Plan. In this proceeding, petitioners sought to vacate the Superintendent’s Opinion and Decision and enjoin him from granting final approval of the Plan. On November 10, 2005, the trial court granted respondents’ motions to dismiss this proceeding. On March 15, 2007, the appellate court issued an order dismissing petitioners’ appeal, fully and finally resolving this matter.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against Metropolitan Life and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On June 22, 2004, the court denied the defendants’ motion to dismiss the claim of violation of the Exchange Act. The court had previously denied defendants’ motion to dismiss the claim for violation of the Securities Act. In 2004, the court reaffirmed its earlier decision denying defendants’ motion for summary judgment as premature. On July 19, 2005, this federal trial court certified this lawsuit as a class action against Metropolitan Life and the Holding Company.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

As reported in the 2006 Annual Report, Metropolitan Life received approximately 7,870 asbestos-related claims in 2006. During the three months ended March 31, 2007 and 2006, Metropolitan Life received approximately 1,635 and 2,220 new asbestos-related claims, respectively. See Note 15 of Notes to Consolidated Financial Statements included in the 2006 Annual Report for historical information concerning asbestos claims and MetLife’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. Metropolitan Life’s recorded asbestos liability is based on Metropolitan Life’s estimation of the following elements, as informed by the facts presently known to it, its understanding of current law, and its past experiences: (i) the reasonably probable and estimable liability for asbestos claims already asserted against Metropolitan Life, including claims settled but not yet paid; (ii) the reasonably probable and estimable liability for asbestos claims not yet asserted against Metropolitan Life, but which Metropolitan Life believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying Metropolitan Life’s analysis of the adequacy of its liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

Metropolitan Life regularly re-evaluates its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through March 31, 2007.

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

During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1.5 billion, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per-claim sublimits. Amounts exceeding the sublimits during 2006 were not material. The Company continues to study per claim averages and there can be no assurance as to the number and cost of claims resolved in the future, including related defense costs, and the applicability of the sublimits to these costs. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by Metropolitan Life in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company’s operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company’s liquidity.

Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s (“S&P”) 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each of 2003, 2004, 2005 and 2006 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $51.6 million with respect to claims for the period of 2002 through 2005 and approximately $5.5 million with respect to 2006 claims and are estimated, as of March 31, 2007, to be approximately $75.2 million in the aggregate, including future years.

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

As of March 31, 2007, there were approximately 282 sales practices litigation matters pending against Metropolitan Life; approximately 44 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company and New England Securities Corporation (collectively, “New England”); approximately 36 sales practices litigation matters pending against General American; and approximately 23 sales practices litigation matters pending against Walnut Street Securities, Inc. (“Walnut Street”). In

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

addition, similar litigation matters are pending against MetLife Securities, Inc. (“MSI”). Metropolitan Life, New England, General American, MSI and Walnut Street continue to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. In April 2007, Metropolitan Life and General American settled a large number of individual sales practices litigation matters, which had been brought in Pennsylvania state court. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds and other products may be commenced in the future.

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

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions, pending in Louisiana and Mississippi against Metropolitan Property and Casualty Insurance Company (“MPC”) relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. It is reasonably possible that other actions will be filed. The Company intends to continue to defend vigorously against these matters, although appropriate matters may be resolved as part of the ordinary claims adjustment process.

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

The Company was involved in broker-related lawsuits during the first quarter of 2007:

The People of the State of California, by and through John Garamendi, Ins. Commissioner of the State of California v. MetLife, Inc., et al. (Cal. Super. Ct., County of San Diego, filed November 18, 2004).  The California Insurance Commissioner filed suit against Metropolitan Life and other non-affiliated companies alleging that the defendants violated certain provisions of the California Insurance Code. This action seeks injunctive relief relating to compensation disclosures. Pursuant to an April 2007 settlement reached between Metropolitan Life and the California Insurance Commissioner, Metropolitan Life will be dismissed from this lawsuit.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. On April 5, 2007, the court granted defendants’ motion to dismiss the RICO and antitrust claims but has allowed plaintiffs an opportunity to submit a new pleading. Plaintiffs in several other actions have voluntarily dismissed their claims. Two other pending broker-related lawsuits transferred to the New Jersey federal court presiding over the multi-district proceeding may be consolidated into the multi-district proceeding or remanded to state court.

In addition, the Company has received and continues to respond to subpoenas and/or other discovery requests from state regulators, state attorneys general or other state governmental authorities, seeking, among other things, information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. The Company also has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker Universal Life Resources. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other discovery requests.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. The Securities and Business Investments Division of the Connecticut Department of Banking and NASD are also reviewing this matter. On April 18, 2006, the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter. Tower Square intends to fully cooperate with the SEC, NASD and the Connecticut Department of Banking, as appropriate, with respect to the matters described above.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. Metropolitan Life was initially a named defendant but the action has been discontinued as to Metropolitan Life since it did not own the properties during the time period in question. This group of tenants claim that the MetLife entities, and since the sale of the properties, Tishman Speyer as current owner, improperly charged market rents when only lower regulated rents were permitted. The allegations are based on the impact of so-called J-51 tax abatements. The lawsuit seeks declaratory relief and damages. A second purported class action, originally titled Carroll v. Tishman Speyer Properties, et. al (Sup. Ct., N.Y. County, filed February 14, 2007), was filed against the same defendants alleging similar claims as in the Roberts case and, in addition, includes a claim of unjust enrichment and purported violation of New York General Business Law Section 349. The Carroll action was consolidated into the Roberts action. The Company is vigorously defending against these claims.

Brubaker, et al. v. Metropolitan Life Ins. Co., et al. (D.C. Cir., filed October 20, 2000).  Plaintiffs, in this putative class action lawsuit, alleged that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and were not available to individuals such as these plaintiffs whose employment, or whose spouses’ employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs sought to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life’s motion for summary judgment was granted. Plaintiffs’ motion for reconsideration was denied. Plaintiffs appealed to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals issued its decision on April 10, 2007, affirming the district court’s grant of summary judgment in Metropolitan Life’s favor.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

with respect to the sale of certain proprietary products (as opposed to non-proprietary products) by the Company’s agency distribution group. Plaintiff seeks rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. The Company intends to vigorously defend against the claims in this matter.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MetLife Life and Annuity Company of Connecticut (“MLAC”)), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action involving the following claims against MLAC: violation of the Connecticut Unfair Trade Practice Statute, unjust enrichment, and civil conspiracy. On June 15, 2004, the defendants appealed the class certification order. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class.

Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust lawsuits filed in various state and federal courts. On April 9, 2007, the court in the federal multi-district welding litigation, In re Welding Fume Products Liability Litigation (N.D. Ohio, filed June 24, 2003), issued a decision granting Metropolitan Life summary judgment. The Company is continuing to vigorously defend against the claims in the silica, welding and mixed dust matters.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $3.5 billion and $3.0 billion at March 31, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.3 billion and $4.0 billion at March 31, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion and $1.9 billion at March 31, 2007 and December 31, 2006, respectively.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.6 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the three months ended March 31, 2007, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities at both March 31, 2007 and December 31, 2006 for indemnities, guarantees and commitments were $5 million.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $996 million at March 31, 2007. The credit default swaps expire at various times during the next nine years.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. As of March 31, 2007, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The cash balance formula utilizes hypothetical or notional accounts, which credit participants with benefits equal to a percentage of eligible pay as well as earnings credits. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

The components of net periodic benefit cost were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In millions)

Service cost	$41	$40	$7	$9
Interest cost	90	85	26	30
Expected return on plan assets	(128)	(115)	(22)	(21)
Amortization of prior service cost (credit)	3	2	(9)	(9)
Amortization of net actuarial (gains) losses	17	33	—	6

Net periodic benefit cost	$23	$45	$2	$15

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

	Three Months Ended
	March 31, 2007
		Other
	Pension	Postretirement
	Benefits	Benefits
	(In millions)

Amortization of prior service cost (credit)	$3	$(9)
Amortization of net actuarial (gains) losses	17	—

Subtotal	20	(9)
Deferred income tax	(8)	3

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax	$12	$(6)

As disclosed in Note 16 of Notes to the Consolidated Financial Statements included in the 2006 Annual Report, the Company may make discretionary contributions of up to $150 million to the Subsidiaries’ qualified pension plans during 2007. As of March 31, 2007, no discretionary contributions were made to those plans. The Company funds benefit payments for its non-qualified pension and other postretirement plans as required through its general assets.

8.	Equity

Preferred Stock

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Company’s Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) and 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares,” together with the Series A preferred shares, collectively, the “Preferred Shares”) is as follows for the three months ended March 31, 2007 and 2006:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	$10	$0.4062500	$24
March 6, 2006	February 28, 2006	March 15, 2006	$0.3432031	$9	$0.4062500	$24

See Note 17 of Notes to Consolidated Financial Statements included in the 2006 Annual Report for further information.

Common Stock

On February 27, 2007, the Company’s Board of Directors authorized a $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized on October 26, 2004. Under this authorization, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

In March 2007, the Company repurchased 11.9 million shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Company from third parties and purchases common stock in the open

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

market to return to such third parties. The Company will either pay or receive an adjustment amount based on the market price of its common stock over such period.

In December 2006, the Company repurchased 4.0 million shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

The Company repurchased 11.9 million shares of its common stock for $750 million during the three months ended March 31, 2007. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, 1.0 million and 0.6 million shares of common stock were issued from treasury stock for $42 million and $21 million, respectively. At March 31, 2007, $458 million remains on the Company’s February 27, 2007 common stock repurchase program.

Stock-Based Compensation Plans

Overview

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

Description of Plans

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), authorized the granting of awards in the form of options to buy shares of the Company’s common stock (“Stock Options”) that either qualify as incentive Stock Options under Section 422A of the Internal Revenue Code or are non-qualified. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “Directors Stock Plan”), authorized the granting of awards in the form of the Company’s common stock, non-qualified Stock Options, or a combination of the foregoing to outside Directors of the Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the “2005 Stock Plan”), awards granted may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The Stock Incentive Plan, Directors Stock Plan, 2005 Stock Plan, the 2005 Directors Stock Plan and the long-term performance compensation plan (“LTPCP”), as described below, are hereinafter collectively referred to as the “Incentive Plans.”

As of March 31, 2007, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 61,443,632 and 1,940,842, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Compensation expense of $59 million and $50 million, and income tax benefits of $21 million and $17 million, related to the Incentive Plans was recognized for the three months ended March 31, 2007 and 2006, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until attainment of retirement eligibility, a greater proportion of the aggregate grant date fair value for awards granted on or after January 1, 2006 is recognized immediately on the grant date.

Stock Options

All Stock Options granted had an exercise price equal to the closing price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and have a maximum term of ten years. Certain Stock Options granted under the Stock Incentive Plan and the 2005 Stock Plan have or will become exercisable over a three year period commencing with the date of grant, while other Stock Options have or will become exercisable three years after the date of grant. Stock Options issued under the Directors Stock Plan were exercisable immediately. The date at which a Stock Option issued under the 2005 Directors Stock Plan becomes exercisable is determined at the time such Stock Option is granted.

During the three months ended March 31, 2007, the Company granted 3,148,125 Stock Option awards with a weighted average exercise price of $62.80 for which the total fair value on the date of grant was approximately $56 million. The number of Stock Options outstanding as of March 31, 2007 was 27,048,458, with a weighted average exercise price of $38.07.

Compensation expense of $24 million and $23 million related to Stock Options was recognized for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $67 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 2.18 years.

Performance Shares

Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a factor of 0.0 to 2.0. The factor applied is based on measurements of the Company’s performance with respect to: (i) the change in annual net operating earnings per share, as defined; and (ii) the proportionate total shareholder return, as defined, with reference to the three-year performance period relative to other companies in the S&P Insurance Index with reference to the same three-year period. Performance Share awards will normally vest in their entirety at the end of the three-year performance period (subject to certain contingencies) and will be payable entirely in shares of the Company’s common stock.

During the three months ended March 31, 2007, the Company granted 910,625 Performance Share awards for which the total fair value on the date of grant was approximately $55 million. The number of Performance Shares outstanding as of March 31, 2007 was 2,752,100 with a weighted average fair value of $48.38. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period.

Compensation expense of $35 million and $24 million related to Performance Shares was recognized for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $76 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 2.34 years.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Long-Term Performance Compensation Plan

Prior to January 1, 2005, the Company granted stock-based compensation to certain members of management under the LTPCP. Each participant was assigned a target compensation amount (an “Opportunity Award”) at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Company’s common stock over the three-year performance period, subject to limited further adjustment approved by the Company’s Board of Directors. Payments on the Opportunity Awards are normally payable in their entirety (subject to certain contingencies) at the end of the three-year performance period, and may be paid in whole or in part with shares of the Company’s common stock, as approved by the Company’s Board of Directors.

The final LTPCP concluded during the three months ended March 31, 2007. Final Opportunity Awards in the amount of 618,375 shares of the Company’s common stock and $16 million in cash were paid on April 18, 2007. No significant compensation expense related to LTPCP was recognized during the period ended March 31, 2007. Compensation expense of $3 million related to Opportunity Awards was recognized for the period ended March 31, 2006.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Net income	$1,017	$747
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	(14)	1
Unrealized investment gains (losses), net of related offsets and income tax	265	(1,323)
Foreign currency translation adjustment, net of income tax	27	—
Defined benefit plans adjustment, net of income tax	6	—

Other comprehensive income (loss):	284	(1,322)

Comprehensive income (loss)	$1,301	$(575)

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Compensation	$866	$822
Commissions	925	914
Interest and debt issue cost	252	211
Amortization of DAC and VOBA	780	602
Capitalization of DAC	(851)	(883)
Rent, net of sublease income	74	70
Minority interest	84	59
Insurance tax	181	160
Other	585	540

Total other expenses	$2,896	$2,495

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended
	March 31,
	2007	2006
	(In millions, except share and per share data)

Weighted average common stock outstanding for basic earnings per common share	752,658,844	762,043,823
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	5,973,435	—
Exercise or issuance of stock-based awards	10,475,352	6,760,812

Weighted average common stock outstanding for diluted earnings per common share	769,107,631	768,804,635

Earnings per common share:
Income from continuing operations	$1,027	$730
Preferred stock dividends	34	33

Income from continuing operations available to common shareholders	$993	$697

Basic	$1.32	$0.91

Diluted	$1.29	$0.91

Net income	$1,017	$747
Preferred stock dividends	34	33

Net income available to common shareholders	$983	$714

Basic	$1.31	$0.94

Diluted	$1.28	$0.93

The Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units include stock purchase contracts issued by the Company. The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the period ended March 31, 2007, the average closing price for each of the 20 trading days before March 31, 2007, was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share.

See Note 12 of Notes to Consolidated Financial Statements included in the 2006 Annual Report for a description of the common equity units.

11.	Business Segment Information

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2007 and 2006. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

For the Three Months Ended			Auto &			Corporate &
March 31, 2007	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Premiums	$3,125	$1,075	$716	$715	$1,126	$8	$6,765
Universal life and investment-type product policy fees	$191	$853	$—	$236	$—	$—	$1,280
Net investment income	$1,915	$1,732	$48	$250	$206	$370	$4,521
Other revenues	$190	$146	$11	$13	$18	$6	$384
Net investment gains (losses)	$(88)	$15	$12	$24	$(6)	$5	$(38)
Income (loss) from continuing operations before provision (benefit) for income tax	$532	$480	$154	$180	$52	$45	$1,443

For the Three Months Ended			Auto &			Corporate &
March 31, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Premiums	$2,989	$1,082	$724	$631	$993	$9	$6,428
Universal life and investment-type product policy fees	$201	$790	$—	$184	$—	$—	$1,175
Net investment income	$1,760	$1,741	$45	$211	$175	$263	$4,195
Other revenues	$170	$125	$7	$4	$15	$7	$328
Net investment gains (losses)	$(321)	$(263)	$1	$11	$7	$(29)	$(594)
Income (loss) from continuing operations before provision (benefit) for income tax	$313	$464	$123	$143	$39	$(68)	$1,014

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31,	December 31,
	2007	2006
	(In millions)

Institutional	$195,241	$190,963
Individual	245,724	243,604
Auto & Home	5,427	5,467
International	23,508	22,724
Reinsurance	19,598	18,818
Corporate & Other	48,311	46,139

Total	$537,809	$527,715

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended March 31, 2007 and 2006. Revenues from U.S. operations were $11.2 billion and $10.1 billion for the three months ended March 31, 2007 and 2006, respectively, which both represented 87% of consolidated revenues.

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

The following information presents the components of income (loss) from discontinued real estate operations:

	Three Months
	Ended
	March 31,
	2007	2006
	(In millions)

Investment income	$7	$66
Investment expense	(4)	(46)
Net investment gains (losses)	5	(5)

Total revenues	8	15
Provision (benefit) for income tax	3	6

Income (loss) from discontinued operations, net of income tax	$5	$9

The carrying value of real estate related to discontinued operations was $1 million and $8 million at March 31, 2007 and December 31, 2006, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the discontinued real estate operations by segment:

	Three Months Ended March 31,
	2007	2006
	(In millions)

Net investment income
Institutional	$2	$4
Individual	—	—
Corporate & Other	1	16

Total net investment income	$3	$20

Net investment gains (losses)
Institutional	$5	$—
Individual	—	(2)
Corporate & Other	—	(3)

Total net investment gains (losses)	$5	$(5)

In the fourth quarter of 2006, the Company closed the sale of its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Company’s subsidiary, Metropolitan Tower Life Insurance Company. Net investment income on these properties was $16 million for the three months ended March 31, 2006. The sale resulted in a gain of $3 billion, net of income tax, during the fourth quarter of 2006.

Operations

During the first quarter of 2007, MetLife Insurance Limited (“MetLife Australia”), a subsidiary, entered into an agreement to sell its annuities and pension business to a third party. Accordingly, the Company reclassified the assets and liabilities of the annuities and pension business within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss of $34 million, net of income tax, because it no longer had the intent to hold such securities. The sale is expected to close during the second quarter of 2007.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amounts related to the operations and financial position of MetLife Australia that have been combined with the discontinued real estate operations in the unaudited interim condensed consolidated statements of income:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues	$25	$33
Expenses	21	21

Income before provision for income tax	4	12
Provision for income tax	1	4

Income from discontinued operations, net of income tax	3	8
Net investment gain (loss), net of income tax	(34)	—

Income (loss) from discontinued operations, net of income tax	$(31)	$8

	March 31,	December 31,
	2007	2006
	(In millions)

Fixed maturity securities	$1,510	$1,500
Equity securities	7	37
Deferred policy acquisition costs	12	13
Other assets	39	13

Total assets held-for-sale	$1,568	$1,563

Policyholder account balances	$1,598	$1,595

Total liabilities held-for-sale	$1,598	$1,595

On January 31, 2005, the Company completed the sale of SSRM Holdings, Inc. (“SSRM”) to a third party for $328 million in cash and stock. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income tax, in the second quarter of 2006 and $12 million, net of income tax, in the fourth quarter of 2005 due to the retention of these specific customer accounts. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“Metropolitan Life”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults; (iv) unanticipated changes in industry trends; (v) catastrophe losses; (vi) ineffectiveness of risk management policies and procedures; (vii) changes in accounting standards, practices and/or policies; (viii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiv) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (xv) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life; (xvi) economic, political, currency and other risks relating to the Company’s international operations; (xvii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xviii) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xix) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

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

Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006

The Company reported $983 million in net income available to common shareholders and diluted earnings per common share of $1.28 for the three months ended March 31, 2007 compared to $714 million in net income available to common shareholders and diluted earnings per common share of $0.93 for the three months ended March 31, 2006. Net income available to common shareholders increased by $269 million, or 38%, for the three months ended March 31, 2007 compared to the 2006 period.

The increase in net income available to common shareholders was primarily due to a decrease in net investment losses of $361 million, net of income tax, mainly due to a reduction in losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, decreased losses from the mark-to-market on derivatives and increased gains on equity securities, partially offset by reduced gains on real estate and real estate joint ventures. Net investment income also increased by $212 million, net of income tax, primarily due to an increase in the average asset base and an increase in yields. In addition, the net effect of increases in premiums, fees and other revenues of $324 million, net of income tax, across most of the Company’s operating segments and increases in policyholder benefit and claims and policyholder dividends of $241 million, net of income tax, was attributable to overall business growth.

These increases in net income available to common shareholders were partially offset by an increase in other expenses of $261 million, net of income tax, an increase in interest credited to policyholder account balances of $116 million, net of income tax, associated with an increase in the average policyholder account balances and a decrease in income from discontinued operations of $27 million, net of income tax. The increase in other expenses was primarily due to higher DAC amortization relating to a revision to management’s assumption used to determine estimated gross profits and margins in the current year period, as well as an increase in DAC associated with Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”), compensation and commission costs, interest expense on debt and interest on tax contingencies associated with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). In addition, other expenses increased due to higher minority interest expense, asset write-offs, higher general spending and expenses related to growth initiatives and information technology projects, partially offset by lower integration costs. The decrease in income from discontinued operations was primarily due to a loss from the pending sale of the annuities and pension business of MetLife Insurance Limited (“MetLife Australia”), a subsidiary, partially offset by a gain related to additional proceeds from the sale of SSRM Holdings, Inc. (“SSRM”).

Acquisitions and Dispositions

During the first quarter of 2007, MetLife Australia entered into an agreement to sell its annuities and pension business to a third party. Accordingly, the Company reclassified the assets and liabilities of the annuities and pension business within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss of $34 million, net of income tax, because it no longer had the intent to hold such securities. The sale is expected to close during the second quarter of 2007.

On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income tax, in the second quarter of 2006 and $12 million, net of income tax, in the fourth quarter of 2005 due to the retention of these specific customer accounts. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable.

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

Steady Economy.  A steady economy provides improving demand for group insurance and retirement & savings-type products. Group insurance premium growth, with respect to life and disability products, for example, is closely tied to employers’ total payroll growth. Additionally, the potential market for these products is expanded by new business creation. Bond portfolio credit losses continue to be close to low historical levels due to the steady economy.

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

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. This act is considered to be the most sweeping pension legislation since the adoption of the Employee

Retirement Income Security Act of 1974 on September 2, 1974. The provisions of the PPA may have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. This legislation, while not immediate, may have a positive impact on the life insurance and financial services industries in the future.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)     the fair value of investments in the absence of quoted market values;

(ii)    investment impairments;

(iii)   the recognition of income on certain investments;

(iv)   application of the consolidation rules to certain investments;

(v)    the fair value of and accounting for derivatives;

(vi)   the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(vii)  the measurement of goodwill and related impairment, if any;

(viii) the liability for future policyholder benefits;

(ix)   accounting for income taxes and the valuation of deferred income tax assets;

(x)    accounting for reinsurance transactions;

(xi)   accounting for employee benefit plans; and

(xii)  the liability for litigation and regulatory matters.

In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturity and equity securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnership interests, short-term investments, and other invested assets. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values, the recognition of impairments, the recognition of income on certain investments, and the potential consolidation of previously unconsolidated subsidiaries.

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

The recognition of income on certain investments (e.g., loan-backed securities including mortgage-backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Additionally, when the Company enters into certain structured investment transactions, real estate joint ventures and other limited partnerships for which the Company may be deemed to be the primary beneficiary under FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”), it may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party.

The use of different methodologies and assumptions as to the determination of the fair value of investments, the timing and amount of impairments, the recognition of income, or consolidation of investments may have a material effect on the amounts presented within the unaudited interim condensed consolidated financial statements.

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

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the unaudited interim condensed consolidated financial statements of the Company from that previously reported. Measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Additionally, there is a risk that embedded derivatives requiring bifurcation have not been identified and reported at fair value in the unaudited interim condensed consolidated financial statements and that their related changes in fair value could materially affect reported net income.

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

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. For participating contracts (dividend paying traditional contracts within the closed block), future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency, and other factor changes and policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/

(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of approximately $70 million for this factor.

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

Over the past two years, the Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on contracts included within the Individual segment. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

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

The liability for unrecognized tax benefits also requires significant judgments in the recognition, measurement, and classification of income tax uncertainties. Changes in judgment as to recognition or measurement of tax positions could materially affect the estimate of the effective tax rate.

The Company may be required to change its provision for income tax in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities, when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the unaudited interim condensed consolidated financial statements in the year these changes occur.

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

Employee Benefit Plans

Certain subsidiaries of the Holding Company sponsor pension and other postretirement plans covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its independent consulting actuarial firm, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s unaudited interim condensed consolidated financial statements and liquidity.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s consolidated financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company’s asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables that can affect liability estimates. The data and variables that impact the assumptions used to estimate the Company’s asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against the Company when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s unaudited interim condensed consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$6,765	$6,428
Universal life and investment-type product policy fees	1,280	1,175
Net investment income	4,521	4,195
Other revenues	384	328
Net investment gains (losses)	(38)	(594)

Total revenues	12,912	11,532

Expenses
Policyholder benefits and claims	6,773	6,405
Interest credited to policyholder account balances	1,376	1,197
Policyholder dividends	424	421
Other expenses	2,896	2,495

Total expenses	11,469	10,518

Income from continuing operations before provision for income tax	1,443	1,014
Provision for income tax	416	284

Income from continuing operations	1,027	730
Income (loss) from discontinued operations, net of income tax	(10)	17

Net income	1,017	747
Preferred stock dividends	34	33

Net income available to common shareholders	$983	$714

Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006 — The Company

Income from Continuing Operations

Income from continuing operations increased by $297 million, or 41%, to $1,027 million for the three months ended March 31, 2007 from $730 million for the comparable 2006 period.

The following table provides the change from the prior year period in income from continuing operations by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$141	48%
Corporate & Other	81	27
International	35	12
Auto & Home	22	7
Individual	10	3
Reinsurance	8	3

Total change, net of income tax	$297	100%

The Institutional segment’s income from continuing operations increased primarily due to lower net investment losses and favorable underwriting results, partially offset by higher expenses primarily related to DAC amortization associated with SOP 05-1. The increase in non-deferrable volume-related and corporate support expenses was more than offset by higher revenues.

Corporate & Other’s income from continuing operations increased primarily due to higher net investment income, a decrease in net investment losses, an increase in tax benefits and lower integration costs, partially offset by higher interest expense on debt, interest on tax contingencies, growth in interest credited to bankholder deposits and higher legal costs.

The International segment’s income from continuing operations increased primarily due to an increase in Argentina’s income from continuing operations due to higher premiums, higher net investment income, as well as the favorable impact of a valuation allowance established against losses incurred in the prior year period. In addition, South Korea’s, Brazil’s and Chile’s income from continuing operations increased due to continued growth of the in-force business. Partially offsetting these increases in income from continuing operations was a decrease in Mexico’s income from continuing operations primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment gains on invested assets supporting those liabilities during the quarter, partially offset by a decrease in the liability for experience refunds on Mexico’s institutional business during the quarter and growth in its institutional and universal life businesses. Taiwan’s income from continuing operations decreased primarily due to higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. In addition, expenses related to the Company’s start-up operations in Ireland, partially offset by the utilization of net operating losses for which a valuation allowance had been previously established, also reduced income from continuing operations.

The Auto & Home segment’s income from continuing operations increased primarily due to favorable development of prior year loss reserves, an increase in net investment gains, a decrease in catastrophe losses, lower losses due to severity and an increase in other revenues and net investment income. These were partially offset by higher claim frequencies, higher earned exposures and an increase in unallocated loss adjustment expenses, all related to policyholder benefits and claims. Also offsetting the increase was a decrease in net earned premiums due principally to auto rate refunds, higher catastrophe reinsurance costs and a decrease in the involuntary assumed business.

The Individual segment’s income from continuing operations increased primarily due to a decrease in net investment losses and increased fee income related to the growth in separate account products, as well as higher net investment income from blocks of business not driven by interest margins, partially offset by higher expenses, higher DAC amortization, an increase in the closed block related policyholder dividend obligation, a decline in interest margins, increases in interest credited to policyholder account balances, unfavorable underwriting results and higher annuity benefits.

The Reinsurance segment’s income from continuing operations increased primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business and favorable claim experience, both in the U.S. and international operations, an increase in net investment income due to growth in the asset base and an increase in other revenues, partially offset by an increase in other expenses, primarily related to expenses associated with DAC, interest expense associated with the implementation of FIN 48 and debt issuance costs, minority interest expense, compensation and overhead related expenses and a decrease in net investment gains.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $498 million, or 6%, to $8,429 million for the three months ended March 31, 2007 from $7,931 million for the comparable 2006 period.

The following table provides the change from the prior year period in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$146	29%
International	145	29
Reinsurance	136	27
Individual	77	16
Corporate & Other	(2)	—
Auto & Home	(4)	(1)

Total change	$498	100%

The growth in the Institutional segment was primarily due to growth in the dental, disability, accidental, disability & dismemberment (“AD&D”) products and growth in the long-term care (“LTC”) and individual disability insurance (“IDI”) businesses, all within the non-medical health & other business. The group life business increased primarily due to an increase in life insurance sold to postretirement benefit plans in the current year period, as well as the impact of improved sales, partially offset by an increase in experience rated refunds within term life. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decrease in retirement & savings was primarily due to a decrease in premiums from structured settlements, a decline in master terminal funding (“MTF”) premiums and a decrease in premiums and fees across other products, partially offset by an increase in pension closeouts.

The growth in the International segment was primarily due to an increase in Mexico’s premiums, fees and other revenues due to higher fees and growth in its institutional and universal life businesses, as well as a decrease in experience refunds in the current quarter on its institutional business. In addition, South Korea’s premiums, fees and other revenues increased primarily due to higher fees and growth in its variable universal life business. Argentina’s premiums, fees and other revenues increased due to higher pension contributions resulting from higher participant salaries. Chile’s premiums, fees and other revenues increased primarily due higher annuity sales and higher institutional premiums through its bank distribution channel. In addition, business growth in the United Kingdom, Brazil, Australia, and Hong Kong, and an increase in the Company’s Japan operation due to an increase in reinsurance assumed, contributed to the increase in the International segment. These increases in premiums, fees, and other revenues were partially offset by the impact of changes in foreign currency exchange rates.

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations.

The growth in the Individual segment was primarily due to higher fee income from universal life and investment-type products and an increase in premiums of other life products, partially offset by a decrease in immediate annuity premiums and a decline in premiums in the Company’s closed block business, in line with expectations.

These increases were partially offset by a decrease in the Auto & Home segment. This decrease was primarily due to a decrease in the average earned premium per policy due principally to auto rate refunds resulting from a regulatory exam, an increase in catastrophe reinsurance costs and a decrease in the involuntary assumed business, partially offset by increased exposures on voluntary and involuntary programs, and an increase in other revenues primarily due to slower than anticipated claim payments in 2006.

Net Investment Income

Net investment income increased by $326 million, or 8%, to $4,521 million for the three months ended March 31, 2007 from $4,195 million for the comparable 2006 period. Management attributes $257 million of this increase to growth in the average asset base and $69 million to an increase in yields. The increase in net investment income was primarily due to increases in income from fixed maturity securities, other limited partnership interests, mortgage loans on real estate, real estate joint ventures, cash, cash equivalents and short-term investments from higher short-term interest rates, and equity securities. These increases were partially offset by a decline in net investment income from securities lending results due primarily to increased LIBOR rates.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances decreased in the Individual segment for the three months ended March 31, 2007 as compared to the prior year period. Interest margins were relatively flat across all businesses in the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $556 million to a loss of $38 million for the three months ended March 31, 2007 from a loss of $594 million for the comparable 2006 period. The decrease in net investment losses is primarily due to a reduction of losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, decreased losses from the mark-to-market on derivatives and increased gains on equity securities, partially offset by reduced gains on real estate and real estate joint ventures.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results were favorable in the Reinsurance segment, and in the non-medical health & other and group life products in the Institutional segment. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended March 31, 2007, as the combined ratio, excluding catastrophes, decreased to 86.3% from 86.6% for the three months ended March 31, 2006. Underwriting results were less favorable in the retirement & savings business of the Institutional segment and unfavorable in the Individual segment.

Other Expenses

Other expenses increased by $401 million, or 16%, to $2,896 million for the three months ended March 31, 2007 from $2,495 million for the comparable 2006 period.

The following table provides the change from the prior year period in other expenses by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Individual	$198	49%
Institutional	67	17
International	63	16
Reinsurance	50	12
Corporate & Other	22	6
Auto & Home	1	—

Total change	$401	100%

The Individual segment contributed to the period over period increase in other expenses primarily due to higher DAC amortization, higher general spending, a write-off of a receivable and the impact of revisions to certain policyholder liabilities and expenses in the prior year period.

The Institutional segment contributed to the period over period increase primarily due to higher DAC amortization associated with SOP 05-1, an increase in non-deferrable volume-related and corporate support expenses and the impact of revisions to certain expenses in both periods.

The International segment contributed to the period over period increase in other expenses primarily due to business growth commensurate with the increase in revenues discussed above. Mexico’s other expenses increased due to higher expenses related to business growth, partially offset by a lower increase in litigation liabilities. South Korea’s other expenses increased due to additional spending on growth and infrastructure initiatives and an increase in DAC amortization due to business growth. Argentina’s other expenses increased due to an increase in commissions, as well as business growth. In addition, expenses were incurred related to the start-up of the Company’s operations in Ireland. These increases in other expenses were partially offset by the impact of changes in foreign currency exchange rates.

The Reinsurance segment contributed to the period over period increase in other expenses primarily due to an increase in expenses associated with DAC, an increase in interest expense associated with the implementation of FIN 48 and debt issuance costs, an increase in minority interest, as well as an increase in compensation and overhead related expenses.

Corporate & Other contributed to the period over period increase in other expenses primarily due to higher interest expense, higher interest on tax contingences associated with the Company’s implementation of FIN 48, growth in interest credited to bankholder deposits at MetLife Bank, National Association, a national bank (“MetLife Bank” or “MetLife Bank, N.A.”) and higher legal-related costs, partially offset by lower integration costs.

Net Income

Income tax expense for the three months ended March 31, 2007 was $416 million, or 29% of income from continuing operations before provision for income tax, compared with $284 million, or 28%, of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective rate for FIN 48 liability additions was entirely offset by an increase in non-taxable investment income. Also, the 2007 period includes a benefit for decreases in international deferred tax valuation allowances.

Income from discontinued operations consisted of net investment income and net investment gains related to real estate properties that the Company had classified as available-for-sale or had sold for the three months ended

March 31, 2007 and 2006, and the operations of MetLife Australia, which, in the first quarter of 2007, entered into an agreement to sell its annuities and pension business to a third party. Income from discontinued operations, net of income tax, decreased by $27 million, to ($10) million for the three months ended March 31, 2007 from $17 million for the comparable 2006 period. The decrease in income from discontinued operations was primarily due to a net investment loss of $34 million, net of income tax, that the Company recognized during the three months ended March 31, 2007 on certain fixed maturity securities in a loss position which the Company no longer had the intent to hold. These fixed maturity securities were included within the assets to be sold of the annuities and pension business of MetLife Australia. This reduction was partially offset by a gain of $16 million, net of income tax, related to additional proceeds from the sale of SSRM which was recorded during the three months ended March 31, 2007.

Institutional

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$3,125	$2,989
Universal life and investment-type product policy fees	191	201
Net investment income	1,915	1,760
Other revenues	190	170
Net investment gains (losses)	(88)	(321)

Total revenues	5,333	4,799

Expenses
Policyholder benefits and claims	3,475	3,364
Interest credited to policyholder account balances	726	589
Other expenses	600	533

Total expenses	4,801	4,486

Income from continuing operations before provision for income tax	532	313
Provision for income tax	180	102

Income from continuing operations	352	211
Income from discontinued operations, net of income tax	4	2

Net income	$356	$213

The Company’s Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. Group insurance products and services include group life insurance, non-medical health insurance products and related administrative services, as well as other benefits, such as employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal services plans. The Company’s Institutional segment also offers group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. Retirement & savings products and services include an array of annuity and investment products, as well as bundled administrative and investment services sold to sponsors of other defined contribution plans, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment of defined benefit and defined contribution plan assets.

Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $141 million, or 67%, to $352 million for the three months ended March 31, 2007 from $211 million for the comparable 2006 period.

Included in this increase was higher earnings of $151 million, net of income tax, from lower net investment losses, partially offset by a decline of $24 million, net of income tax, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact from net investment gains (losses), income from continuing operations increased by $14 million, net of income tax, compared to the prior year period.

An increase in underwriting results of $44 million, net of income tax, compared to the prior year period, contributed to the increase in income from continuing operations. Management attributes this increase primarily to the non-medical health & other and group life businesses of $37 million and $24 million, both net of income tax, respectively. Partially offsetting these increases was a decline of $17 million, net of income tax, in the retirement & savings business.

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

Partially offsetting this increase in income from continuing operations were higher expenses related to DAC amortization of $21 million, net of income tax, primarily due to an $18 million, net of income tax, charge due to the ongoing impact of the implementation of SOP 05-1 in the current year period, and the impact of revisions to certain expenses in both periods for a net increase of $9 million, net of income tax. The remaining increase in non-deferrable volume-related and corporate support expenses was more than offset by higher revenues.

Interest margins were relatively flat across all businesses compared to the prior year period. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Revenues

Total revenues, excluding net investment gains (losses), increased by $301 million, or 6%, to $5,421 million for the three months ended March 31, 2006 from $5,120 million for the comparable 2006 period.

Net investment income increased by $155 million, of which management attributes $129 million to an increase in the average asset base across various investment types, driven by continued business growth, particularly in the GIC and structured settlement businesses. An increase in yields of $26 million also contributed to the increase in net investment income, primarily attributable to the impact of higher short-term interest rates and higher income from other limited partnership interests, partially offset by a decline in securities lending results.

The increase of $146 million in premiums, fees and other revenues was largely due to increases in the non-medical health & other business of $137 million, primarily due to growth in the dental, disability and AD&D products of $123 million. In addition, continued growth in the LTC and IDI businesses contributed $7 million and

$5 million, respectively. Group life increased $28 million, which management primarily attributes to a $21 million increase in life insurance sold to postretirement benefit plans in the current year period. In addition, term life increased $10 million, which management primarily attributes to the net impact of improved sales, partially offset by an increase in experience rated refunds. Partially offsetting these increases was a decline in retirement & savings’ premiums, fees and other revenues of $19 million, resulting primarily from declines of $60 million in structured settlement premiums, a decline of $18 million in MTF premiums and a decrease of $10 million in premiums and fees across other products, predominantly due to the impact of lower sales. The decline in retirement & savings’ premiums, fees and other revenues was partially offset by a $69 million increase in premiums on pension closeouts, primarily due to higher sales. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $315 million, or 7%, to $4,801 million for the three months ended March 31, 2007 from $4,486 million for the comparable 2006 period.

The increase in expenses was attributable to higher interest credited to policyholder account balances of $137 million, policyholder benefits and claims of $111 million and operating expenses of $67 million.

Management attributes the increase of $137 million in interest credited to policyholder account balances to a $79 million increase from a rise in average crediting rates, which was largely due to the impact of higher short-term interest rates in the current year period, and a $58 million increase solely from growth in the average policyholder account balance, primarily resulting from GICs and funding agreements within the retirement & savings business.

The increase in policyholder benefits and claims of $111 million included a $37 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $74 million. Non-medical health & other’s policyholder benefits and claims increased by $71 million largely due to the aforementioned growth in business, partially offset by favorable claim experience in the LTC, disability, AD&D and IDI businesses. The increase in LTC was also attributable to the impact of a reserve refinement in the prior year period. Retirement & savings’ policyholder benefits increased $13 million, which was primarily due to the impact of favorable reserve refinements in the prior year period, related to a block of business associated with the acquisition of Travelers Insurance Company of $33 million. Partially offsetting this increase was the impact of the aforementioned decline in premiums. In addition, there were favorable reserve refinements across several products, in the current year period totaling $8 million. Group life’s policyholder benefits and claims decreased $10 million due mostly to declines in the term life and universal life products of $18 million and $14 million, respectively, partially offset by an increase of $21 million in life insurance sold to postretirement benefit plans. The decreases in term life and universal life products were primarily due to favorable claim experience, partially offset by the impact of the aforementioned increase in premiums, fees and other revenues. The increase in life insurance sold to postretirement benefit plans was commensurate with the aforementioned premiums increase.

Higher other expenses of $67 million include higher DAC amortization of $33 million, primarily due to a $27 million charge due to the ongoing impact of the implementation of SOP 05-1 in the current year period. The increase in other expenses was also attributable to an increase in non-deferrable volume-related expenses and corporate support expenses of $20 million. Non-deferrable volume-related expenses include those expenses associated with direct departmental spending, information technology and commissions. Corporate support expenses include advertising, corporate overhead and consulting fees. Also contributing to the increase in other expenses was revisions to certain expenses in both periods. The impact of these revisions was a net increase of $14 million.

Individual

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$1,075	$1,082
Universal life and investment-type product policy fees	853	790
Net investment income	1,732	1,741
Other revenues	146	125
Net investment gains (losses)	15	(263)

Total revenues	3,821	3,475

Expenses
Policyholder benefits and claims	1,363	1,265
Interest credited to policyholder account balances	507	476
Policyholder dividends	422	419
Other expenses	1,049	851

Total expenses	3,341	3,011

Income from continuing operations before provision for income tax	480	464
Provision for income tax	165	159

Income from continuing operations	315	305
Income (loss) from discontinued operations, net of income tax	—	(1)

Net income	$315	$304

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

Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006 — Individual

Income from Continuing Operations

Income from continuing operations increased by $10 million, or 3%, to $315 million for the three months ended March 31, 2007 from $305 million for the comparable 2006 period. Included in this increase was a decrease in net investment losses of $181 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $171 million from the comparable 2006 period.

Higher expenses of $66 million, net of income tax, decreased income from continuing operations. Higher general spending, the write-off of a receivable from one of the Company’s joint venture partners, and the impact of revisions to policyholder liabilities and certain expenses in the prior year period contributed to the increase in other expenses.

Higher DAC amortization primarily relating to a revision to management’s assumptions used to determine estimated gross profits and margins contributed $63 million, net of income tax, to the decrease in income from continuing operations.

Also contributing to the decrease in income from continuing operations was an increase over the prior year period of the closed block-related policyholder dividend obligation of $63 million, net of income tax.

A decline in interest margins contributed $20 million, net of income tax, to the decrease in income from continuing operations. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $11 million of this decrease to the deferred annuity business and the remaining $9 million to other investment-type products. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

An increase in interest credited to policyholder account balances due primarily to lower amortization of the excess interest reserves on annuity and universal life blocks of business contributed $15 million, net of income tax, to the decrease in income from continuing operations.

Unfavorable underwriting results in life products contributed $12 million, net of income tax, to the decrease in income from continuing operations. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

Also contributing to the decrease in income from continuing operations were higher annuity benefits of $4 million, net of income tax, primarily due to higher costs of the guaranteed annuity benefit riders and the related hedging.

These aforementioned decreases in income from continuing operations were partially offset by higher fee income from separate account products of $65 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

In addition, the decrease in income from continuing operations was partially offset by higher net investment income on blocks of business that were not driven by interest margins of $9 million, net of income tax.

Revenues

Total revenues, excluding net investment gains (losses), increased by $68 million, or 2%, to $3,806 million for the three months ended March 31, 2007 from $3,738 million for the comparable 2006 period.

Premiums decreased by $7 million due to a decrease in immediate annuity premiums of $13 million due to a more competitive market, and a $22 million decline in premiums associated with the Company’s closed block of business, in line with expectations. These decreases were partially offset by growth in premiums from other life products of $28 million.

Universal life and investment-type product policy fees combined with other revenues increased by $84 million due to a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $9 million. Net investment income from the general account portion of investment-type products, primarily deferred annuities, decreased by $16 million, partially offset by an increase of $7 million in other businesses. Management attributes $33 million of this decrease to a decline in yields, primarily due to a decline in securities lending results and reduced mortgage prepayment fees, partially offset by higher returns on other limited partnership interests. The decline in yields was partially offset by $24 million attributed to growth in the average asset base across various investment types.

Expenses

Total expenses increased by $330 million, or 11%, to $3,341 million for the three months ended March 31, 2007 from $3,011 million for the comparable 2006 period.

Policyholder benefits and claims increased by $98 million primarily due to an increase in the closed block-related policyholder dividend obligation of $97 million which was driven by net investment gains. Also, policyholder benefits increased due to an increase in annuity benefits of $6 million primarily due to higher costs of the guaranteed annuity benefit riders and the related hedging. Partially offsetting these increases was a decrease in policyholder benefits and claims of $7 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances increased by $31 million. Lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business resulting from higher lapses in the prior year period contributed $23 million to the increase. In addition, there was an increase of $11 million on the general account portion of investment-type products. Management attributed this increase to higher crediting rates of $29 million, partially offset by $18 million due to lower average policyholder account balances.

Higher other expenses of $198 million include higher DAC amortization of $97 million primarily relating to a revision to management’s assumptions used to determine estimated gross profits and margins in the current year period, net investment gains and business growth. In addition, other expenses, excluding DAC amortization, increased $101 million. Included in this increase was higher general spending of $56 million primarily due to business growth and higher information technology expenses. Included in other expenses is a $24 million write-off of a receivable from one of the Company’s joint venture partners in the current year period. Also contributing to the increase in other expenses is $21 million due to the impact of revisions to certain policyholder liabilities and expenses in the prior year period.

Auto & Home

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$716	$724
Net investment income	48	45
Other revenues	11	7
Net investment gains (losses)	12	1

Total revenues	787	777

Expenses
Policyholder benefits and claims	430	452
Policyholder dividends	1	1
Other expenses	202	201

Total expenses	633	654

Income before provision for income tax	154	123
Provision for income tax	41	32

Net income	$113	$91

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

Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006 — Auto & Home

Net Income

Net income increased by $22 million, or 24%, to $113 million for the three months ended March 31, 2007 from $91 million for the comparable 2006 period.

The increase in net income was primarily attributable to favorable development of prior year loss reserves which contributed $22 million, net of income tax, a $7 million decrease, net of income tax, in catastrophe losses and $5 million, net of income tax, of lower losses due to severity. Offsetting these improvements were increases in policyholder benefits and claims of $14 million, net of income tax, due to higher claim frequencies, a $4 million, net of income tax, increase related to higher earned exposures and an increase of $2 million, net of income tax, in unallocated loss adjustment expenses primarily resulting from an increase in claims related information technology costs.

Also impacting net income was a decrease in net earned premiums of $5 million, net of income tax, due principally to $8 million, net of income tax, in auto rate refunds resulting from a regulatory examination. Also negatively impacting premiums was a decline of $2 million, net of income tax, in the average earned premium per policy, an increase in catastrophe reinsurance costs of $3 million, net of income tax, and a $2 million decrease, net of income tax, in the involuntary assumed business mainly associated with the Massachusetts involuntary market. These changes were partially offset by an increase of $7 million, net of income tax, resulting from increased exposures and an increase of $3 million, net of income tax, in various voluntary and involuntary programs.

In addition, other revenues increased by $3 million, net of income tax, due to slower than anticipated claims payments resulting in slower recognition of deferred income in 2006 related to a reinsurance contract. Net investment income increased by $2 million, net of income tax, due to an increase in net investment income related to a realignment of economic capital. Net investment gains increased $9 million, net of income tax, for the three months ended March 31, 2007 compared to the comparable 2006 period.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $1 million, or less than 1%, to $775 million for the three months ended March 31, 2007 from $776 million for the comparable 2006 period.

Premiums decreased by $8 million due principally to $13 million in auto rate refunds resulting from a regulatory examination. Also negatively impacting premiums was a decline of $3 million in the average earned premium per policy, an increase in catastrophe reinsurance costs of $4 million and a $3 million decrease in the involuntary assumed business mainly associated with the Massachusetts involuntary market. These changes were partially offset by an increase of $11 million resulting from increased exposures and an increase of $4 million in various voluntary and involuntary programs.

Net investment income increased by $3 million primarily due to a realignment of economic capital. An increase in investment income from a slightly higher asset base was offset by slightly lower yields.

Other revenues increased by $4 million due to slower than anticipated claims payments in 2006 resulting in a slower recognition of deferred income related to a reinsurance contract in that year.

Expenses

Total expenses decreased by $21 million, or 3%, to $633 million for the three months ended March 31, 2007 from $654 million for the comparable 2006 period.

Policyholder benefits and claims decreased by $22 million which was primarily due to $33 million in additional favorable development of prior year losses, an $11 million decrease in catastrophe losses and $8 million of lower losses due to severity. Offsetting these improvements were increases of $21 million due to higher claim frequencies, resulting from a return to more normal weather patterns in 2007 compared to the milder weather in the first quarter of 2006 across the majority of the country, a $6 million increase related to higher earned exposures and an increase of $3 million in unallocated loss adjustment expenses primarily resulting from an increase in claims related information technology costs.

Other expenses slightly increased as a result of higher compensation costs, substantially all of which was offset by a decrease in information technology expenses.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended March 31, 2007, as the combined ratio, excluding catastrophes, decreased to 86.3% from 86.6% for the three months ended March 31, 2006.

International

The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$715	$631
Universal life and investment-type product policy fees	236	184
Net investment income	250	211
Other revenues	13	4
Net investment gains (losses)	24	11

Total revenues	1,238	1,041

Expenses
Policyholder benefits and claims	592	503
Interest credited to policyholder account balances	78	69
Policyholder dividends	1	2
Other expenses	387	324

Total expenses	1,058	898

Income from continuing operations before provision for income tax	180	143
Provision for income tax	49	47

Income from continuing operations	131	96
Income (loss) from discontinued operations, net of income tax	(31)	8

Net income	$100	$104

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions.

Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006 — International

Income from Continuing Operations

Income from continuing operations increased by $35 million, or 36%, to $131 million for the three months ended March 31, 2007 from $96 million for the comparable 2006 period. This increase includes the impact of net investment gains (losses) of $10 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations increased $25 million from the comparable 2006 period.

Argentina’s income from continuing operations increased by $27 million, net of income tax, due to higher premiums resulting from higher pension contributions attributable to higher participant salaries, and higher investment income resulting from capital contributions in the second quarter of last year, a smaller increase in interest and inflation indexed policyholder liabilities without a corresponding decrease in net investment income, as well as the favorable year over year impact of a valuation allowance established against losses incurred in the prior year period. Income from continuing operations increased in South Korea, Brazil and Chile by $7 million, $4 million and $3 million, respectively, net of income tax, primarily due to continued growth of the in-force business.

Partially offsetting these increases was a decrease in Mexico’s income from continuing operations of $10 million, net of income tax, primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment gains on invested assets supporting those liabilities during the quarter, partially offset by a decrease in the liability for experience refunds on Mexico’s institutional business during the quarter and growth in its institutional and universal life businesses. Taiwan’s income from continuing operations decreased by $2 million, net of income tax, primarily due to higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. The Company’s start-up operations in Ireland incurred $5 million of expenses, net of income tax, partially offset by the utilization of net operating losses for which a valuation allowance had been previously established. The home office incurred higher economic capital charges and investment expenses of $4 million, net of income tax, which were partially offset by $2 million in tax benefits. These tax benefits were associated with a prior year period income tax expense of $7 million related to a revision of an estimate, partially offset by a $5 million contingent tax expense in the current year period.

The remainder of the increase in income from continuing operations can be attributed to contributions from the other countries.

Revenues

Total revenues, excluding net investment gains (losses), increased by $184 million, or 18%, to $1,214 million for the three months ended March 31, 2007 from $1,030 million for the comparable 2006 period.

Premiums, fees, and other revenues increased by $145 million, or 18%, to $964 million for the three months ended March 31, 2007 from $819 million for the comparable 2006 period. Mexico’s premiums, fees, and other revenues increased by $53 million, primarily due to higher fees and growth in its institutional and universal life businesses, as well as a decrease of $13 million in experience refunds during the quarter on Mexico’s institutional business. South Korea’s premiums, fees, and other revenues increased in the current year period by $28 million, primarily due to higher fees and growth in its variable universal life business. Argentina’s premiums, fees, and other revenues increased by $15 million primarily due to higher pension contributions resulting from higher participant salaries. Chile’s premiums, fees, and other revenues increased by $14 million primarily due to higher annuity sales, for which the prior year quarter was adversely impacted by management’s decision not to match aggressive pricing in the marketplace, as well as from higher institutional premiums from its bank distribution channel. Premiums, fees, and other revenues increased in the United Kingdom, Brazil, Australia and Hong Kong by $8 million, $7 million, $6 million and $4 million, respectively, primarily due to business growth. Premiums, fees and other revenues increased in the Company’s Japan operation by $7 million due to an increase in reinsurance assumed. Increases in other countries resulting from business growth accounted for the remainder of the increase.

Net investment income increased by $39 million, or 18%, to $250 million for the three months ended March 31, 2007 from $211 million for the comparable 2006 period. Net investment income increased in Chile by $14 million due to the impact of higher inflation rates on inflation indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets. Net investment income increased in Mexico by $8 million due to an increase in invested assets, partially offset by a decrease in yields, exclusive of inflation. Net investment income increased in Argentina by $5 million primarily due to higher invested assets resulting from capital contributions in the second quarter of the prior year. Additionally, net investment income in Argentina did not decrease correspondingly with the decrease in policyholder benefits and claims discussed below because the prior year period did not include interest and inflation indexed assets to support such liabilities. Net investment income increased in South Korea, Brazil, Australia and Taiwan by $6 million, $2 million, $2 million and $2 million, respectively, due to increases in invested assets. Net investment income in the home office decreased by $6 million primarily due to an increase in the amount charged for economic capital and investment management expenses. Increases in other countries resulting from business growth accounted for the remainder of the increase.

Changes in foreign currency exchange rates accounted for a $6 million decrease in total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $160 million, or 18%, to $1,058 million for the three months ended March 31, 2007 from $898 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $97 million, or 17%, to $671 million for the three months ended March 31, 2007 from $574 million for the comparable 2006 period. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances in Mexico increased by $63 million, primarily due to an increase in certain policyholder liabilities of $38 million caused by an increase in the unrealized investment gains on the invested assets supporting those liabilities, as well as an increase in other policyholder benefits and claims of

$17 million and in interest credited to policyholder account balances of $8 million commensurate with the growth in revenue discussed above. Chile’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $21 million primarily due to an increase in the inflation indexed policyholder liabilities, as well as growth in its annuity business. South Korea’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $13 million commensurate with the revenue growth discussed above. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $5 million in Taiwan primarily due to higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in Hong Kong, Brazil, and Australia by $4 million, $3 million, and $2 million, respectively, commensurate with the business growth discussed above. These increases were partially offset by a decrease in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances in Argentina of $13 million primarily due to a smaller increase in interest and inflation indexed policyholder liabilities, as well as favorable claim experience, partially offset by the business growth discussed above. Decreases in other countries accounted for the remainder of the change.

Other expenses increased by $63 million, or 19%, to $387 million for the three months ended March 31, 2007 from $324 million for the comparable 2006 period. Mexico’s other expenses increased by $14 million primarily due to higher expenses related to business growth, partially offset by a lower increase in litigation liabilities. South Korea’s other expenses increased by $12 million, primarily due to additional spending on growth and infrastructure initiatives and an increase in the amortization of DAC due to business growth. Argentina’s other expenses increased by $7 million primarily due to an increase in commissions on institutional business. Other expenses increased in the United Kingdom by $8 million due to higher spending on business initiatives. Other expenses related to the start-up of the Company’s operations in Ireland increased by $8 million. Other expenses increased in Australia and Chile by $5 million and $2 million, respectively, primarily due to business growth. Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates accounted for a $6 million decrease in total expenses.

Reinsurance

The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$1,126	$993
Net investment income	206	175
Other revenues	18	15
Net investment gains (losses)	(6)	7

Total revenues	1,344	1,190

Expenses
Policyholder benefits and claims	902	813
Interest credited to policyholder account balances	65	63
Other expenses	325	275

Total expenses	1,292	1,151

Income before provision for income tax	52	39
Provision for income tax	18	13

Net income	$34	$26

The Company’s Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated (“RGA”), a publicly traded company. At March 31, 2007, the Company’s ownership in RGA was approximately 52%. RGA’s operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, Bermuda, China, Hong Kong, India, Ireland, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006 — Reinsurance

Net Income

Net income increased by $8 million, or 31%, to $34 million for the three months ended March 31, 2007 from $26 million for the comparable 2006 period.

The increase in net income was attributable to a 13% increase in premiums while policyholder benefits and claims increased by 11%, an 18% increase in net investment income while interest credited to policyholder account balances increased by 3%, and a 20% increase in other revenues. The increase in premiums, net of the increase in policyholder benefits and claims, added $29 million to net income, which was primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business and favorable claims experience both in the U.S. and international operations. The increase in net investment income, net of interest credited to policyholder account balances added $19 million to net income and was due principally to growth in the invested asset base. The increase in invested assets, and net investment income, was substantially derived from the issuance of notes, which also increased interest expense within other expenses as described below. The increase in other revenues added $2 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2007.

These increases in net income were partially offset by a $33 million, net of income tax, increase in other expenses and an $8 million, net of income tax, decrease in net investment gains. The decrease in net investment gains was due to an impairment loss. The increase in other expenses was primarily related to expenses associated with DAC, including reinsurance allowances paid, interest expense associated with an issuance of $850 million of 30-year notes in June 2006 by a subsidiary of RGA to provide long-term collateral for Regulation XXX statutory reserves, the implementation of FIN 48, and RGA’s issuance of $300 million of senior notes in March 2007, minority interest expense, and compensation and overhead related expenses associated with RGA’s international expansion.

Revenues

Total revenues, excluding net investment gains (losses), increased by $167 million, or 14%, to $1,350 million for the three months ended March 31, 2007 from $1,183 million for the comparable 2006 period.

The increase in revenues was primarily associated with growth in premiums of $133 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all of RGA’s operating segments, including the U.S., which contributed $58 million; Asia Pacific, which contributed $48 million; Europe and South Africa, which contributed $23 million; and Canada, which contributed $4 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and as a result, can fluctuate from period to period.

Net investment income increased by $31 million primarily due to growth in the invested asset base from net proceeds from the aforementioned $850 million 30-year notes offering by a subsidiary of RGA in June 2006, additional deposits associated with the coinsurance of annuity products, positive cash flows from operations, a realignment of economic capital, and net proceeds from RGA’s $300 million senior notes offering in March 2007. The investment yield also increased slightly over the comparable prior year period.

Other revenues increased by $3 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $13 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $141 million, or 12%, to $1,292 million for the three months ended March 31, 2007 from $1,151 million for the comparable 2006 period.

This increase in total expenses was commensurate with the growth in revenues and was primarily attributable to an increase of $89 million in policyholder benefits and claims, primarily associated with growth in insurance in-force of approximately $232 billion, and a $2 million increase in interest credited to policyholder account balances due to growth in the underlying liabilities associated with the coinsurance of annuity products, which is generally offset by a corresponding increase in net investment income. The increase in policyholder benefits and claims was partially offset by favorable mortality experience, particularly in the U.S. and the United Kingdom operations.

Other expenses were up $50 million due to a $24 million increase in expenses associated with DAC, including reinsurance allowances paid, a $16 million increase in interest expense associated with the aforementioned $850 million 30-year notes offering by a subsidiary of RGA in June 2006, the implementation of FIN 48, the $300 million senior notes offering by RGA in March 2007, and a $6 million increase in minority interest expense. The remaining increase of $4 million was primarily attributable to compensation and overhead related expenses associated with RGA’s international expansion and general growth in operations.

Additionally, a component of the increase in total expenses was a $13 million increase associated with foreign currency exchange rate movements.

Corporate & Other

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues
Premiums	$8	$9
Net investment income	370	263
Other revenues	6	7
Net investment gains (losses)	5	(29)

Total revenues	389	250

Expenses
Policyholder benefits and claims	11	8
Policyholder dividends	—	(1)
Other expenses	333	311

Total expenses	344	318

Income (loss) from continuing operations before provision (benefit) for income tax	45	(68)
Provision (benefit) for income tax	(37)	(69)

Income from continuing operations	82	1
Income from discontinued operations, net of income tax	17	8

Net income	99	9
Preferred stock dividends	34	33

Net income (loss) available to common shareholders	$65	$(24)

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest at rates commensurate with related borrowings, as well as intersegment transactions.

Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006 —
Corporate & Other

Income from Continuing Operations

Income from continuing operations increased by $81 million, to $82 million for the three months ended March 31, 2007 from $1 million for the comparable 2006 period. Included in this increase was a decrease in net investment losses of $22 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations increased by $59 million.

The increase in income from continuing operations was primarily attributable to higher net investment income and lower integration costs of $69 million and $8 million, respectively, each of which were net of income tax. This was partially offset by higher interest expense on debt, interest on tax contingencies, interest credited to bankholder deposits and legal costs of $8 million, $7 million, $5 million and $3 million, respectively, all of which were net of income tax. Tax benefits increased by $9 million over the comparable 2006 period due to the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $105 million, or 38%, to $384 million for the three months ended March 31, 2007 from $279 million for the comparable 2006 period. This increase was primarily due to increased net investment income on fixed maturity securities, cash equivalents and short-term investments primarily from a higher asset base related to the reinvestment of proceeds from the sale of the Peter Cooper Village and Stuyvesant Town properties during the fourth quarter of 2006, and from improved yields from lengthening of the duration and the impact of higher short-term interest rates. Net investment income also increased on real estate, real estate joint ventures, and other limited partnership interests. Also included as a component of total revenues were the intersegment eliminations which were offset within total expenses.

Expenses

Total expenses increased by $26 million, or 8%, to $344 million for the three months ended March 31, 2007 from $318 million for the comparable 2006 period. Interest expense was higher by $12 million due to the issuance of junior subordinated debt, partially offset by the maturity of senior notes in December 2006. Interest on tax contingencies was higher by $10 million as a result of an increase in published Internal Revenue Service (“IRS”) interest rates and a change in the method of estimating interest expense on tax contingencies associated with the Company’s implementation of FIN 48. As a result of growth in the business and higher interest rates, interest credited to bankholder deposits increased by $8 million at MetLife Bank. Legal costs were higher by $5 million primarily due to amortization and valuation of an asbestos insurance recoverable of $12 million, partially offset by a $7 million reduction in the current year period of a previously established legal reserve. Integration costs which were incurred in the comparable 2006 period were lower by $13 million. Corporate support expenses, which included advertising, start-up costs for new products and information technology costs, were flat. Also included as a component of total expenses were the elimination of intersegment amounts which were offset within total revenues.

Liquidity and Capital Resources

The Company

Capital

RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit further regulatory action on an annual basis. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of the Holding Company’s domestic insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of the date of the most recent statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels calculated at December 31, 2006.

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

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $8.1 billion and $7.7 billion at March 31, 2007 and December 31, 2006, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

The Company’s ability to sell investment assets could be limited by accounting rules, including rules relating to the intent and ability to hold impaired securities until the market value of those securities recovers.

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending activities. At March 31, 2007 and December 31, 2006, the Company had $187.5 billion and $186.5 billion in liquid assets, respectively.

Global Funding Sources.  Liquidity is also provided by a variety of both short-term and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, shares subject to mandatory redemption, capital securities and stockholders’ equity. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds.

At March 31, 2007 and December 31, 2006, the Company had outstanding $3.4 billion and $1.4 billion in short-term debt, respectively, and $10.3 billion and $10.0 billion in long-term debt, respectively. At both March 31, 2007 and December 31, 2006, the Company had outstanding $3.8 billion in junior subordinated debt and $278 million in shares subject to mandatory redemption.

Debt Issuances.  In March 2007, RGA issued $300 million of 10-year senior notes with a fixed rate of 5.625%, payable semiannually. RGA used $30 million of the net proceeds of the offering to repay existing debt in March 2007.

MetLife Bank has entered into several funding agreements with the Federal Home Loan Bank of New York (the “FHLB of NY”) whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that, upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $1.1 billion and $998 million at March 31, 2007 and December 31, 2006, respectively, which was included in long-term debt.

MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At March 31, 2007 and December 31, 2006, MetLife Funding had a tangible net worth of $12 million and $11 million, respectively. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At March 31, 2007 and December 31, 2006, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $2.8 billion and $840 million, respectively, consisting primarily of commercial paper.

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.9 billion as of March 31, 2007. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at March 31, 2007 $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. Information on these facilities as of March 31, 2007 is as follows:

				Letter of
				Credit		Unused
Borrower(s)	Expiration	Capacity		Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	April 2009	$1,500	(1)	$497	$—	$1,003
MetLife, Inc. and MetLife Funding, Inc.	April 2010	1,500	(1)	217		1,283
MetLife Bank, N.A.	July 2007	200				200
Reinsurance Group of America, Incorporated	May 2007	30			30	—
Reinsurance Group of America, Incorporated	September 2010	600		315	20	265
Reinsurance Group of America, Incorporated	March 2011	40			28	12

Total		$3,870		$1,029	$78	$2,763

(1)	These facilities serve as back up lines of credit for the Company’s commercial paper programs.

Committed Facilities.  Information on the capacity and outstanding balances of all committed facilities as of March 31, 2007 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party	Expiration		Capacity	Issuances	Commitments	(Years)
			(In millions)

MetLife Reinsurance Company of South Carolina	July 2010	(1)	$2,000	$2,000	$—	4
Exeter Reassurance Company Ltd., MetLife, Inc., and Missouri Re	June 2016	(2)	500	490	10	10
Exeter Reassurance Company Ltd.	March 2025	(1)(3)	250	250	—	19
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	225	225	—	19
Exeter Reassurance Company Ltd.	June 2025	(1)(3)	325	75	250	19
Exeter Reassurance Company Ltd.	December 2026	(1)	901	129	772	19
Exeter Reassurance Company Ltd. and MetLife, Inc.	December 2027		650	330	320	20

Total			$4,851	$3,499	$1,352

(1)	The Holding Company is a guarantor under this agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	On June 1, 2006, the letter of credit issuer elected to extend the initial stated expiration date of each respective letter of credit to the respective dates indicated.

Letters of Credit.  At March 31, 2007, the Company had outstanding $5.1 billion in letters of credit from various banks, of which $3.5 billion and $1.0 billion were part of committed and credit facilities, respectively. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Liquidity Uses

Debt Repayments.  During the three months ended March 31, 2007, RGA repaid $30 million of long-term debt using the proceeds from its March 2007 10-year senior notes offering. See “— Debt Issuances” for further information.

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

Contractual Obligations.  At March 31, 2007, the Company’s contractual obligations had not changed significantly, in both amount and timing, from that reported at December 31, 2006 in the 2006 Annual Report.

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company and a corporation in which the Holding Company owns approximately 50% of the equity. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities or for certain policies reinsured by such entity. Management does not anticipate that these arrangements will place any significant demands upon the Company’s liquidity resources.

Litigation.  Putative or certified class action litigation and other litigation, and claims and assessments against the Company, in addition to those discussed elsewhere herein and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses except as noted elsewhere herein in connection with specific matters. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s consolidated financial position, based on information currently known by the Company’s management, in its opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s unaudited interim condensed consolidated net income or cash flows in particular quarterly or annual periods.

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

Consolidated Cash Flows.  Net cash provided by operating activities was relatively consistent at $2.2 billion for the three months ended March 31, 2007 as compared to $2.4 billion for the three months ended March 31, 2006.

Net cash provided by financing activities was $4.0 billion and $13.9 billion for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by financing activities decreased primarily as a result of a decrease of $10.3 billion in the amount of securities lending cash collateral received in connection with the Company’s securities lending program, a decrease of $1.2 billion in net cash provided by policyholder account balances, and $0.8 billion of treasury stock acquired under the share repurchase program. These decreases were partially offset by an increase in short-term debt borrowings of $2.0 billion and an increase in long-term debt of $0.3 billion.

Net cash used in investing activities was $6.8 billion and $15.1 billion for the three months ended March 31, 2007 and 2006, respectively. In the current year period, cash available for the purchase of invested assets decreased by $9.9 billion as a result of the decrease in securities lending activities as well as the decrease in net cash provided by policyholder account balances and cash used for treasury stock acquired, partially offset by higher short- and long-term borrowings. The comparatively lower amount of cash available for investing activities resulted in decreased net purchases of fixed maturities of $8.8 billion, other invested assets of $0.9 billion, short-term investments of $0.3 billion and other limited partnerships of $0.1 billion. This was partially offset by an increase in the net origination of mortgage and consumer loans of $1.5 billion, a decrease in net sales of equity securities of

$0.2 billion, as well as an increase in the net purchases of real estate and real estate joint ventures of $0.1 billion. In addition, the 2007 period includes proceeds associated with the sale of SSRM.

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

The table below sets forth the dividends permitted to be paid to the Holding Company in 2007 without insurance regulatory approval; however, if paid before a specified date during 2007, some or all of such dividends may require regulatory approval:

2007
Permitted w/o
Company	Approval
(In millions)

Metropolitan Life	$919
MetLife Insurance Company of Connecticut	$690
Metropolitan Tower Life Insurance Company	$104
Metropolitan Property and Casualty Insurance Company	$16

During the three months ended March 31, 2007, $8 million in dividends from other subsidiaries were paid to the Holding Company.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. Liquid assets exclude assets relating to securities lending activities. At March 31, 2007 and December 31, 2006, the Holding Company had $3.2 billion and $3.9 billion in liquid assets, respectively.

Global Funding Sources.  Liquidity is also provided by a variety of both short-term and long-term instruments, commercial paper, medium- and long-term debt, junior subordinated debt securities, shares subject to mandatory redemption, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short- and long-term borrowing, as needed.

At March 31, 2007 and December 31, 2006, the Holding Company had $623 million and $616 million in short-term debt outstanding, respectively. At both March 31, 2007 and December 31, 2006, the Holding Company had $7.0 billion of unaffiliated long-term debt outstanding. At both March 31, 2007 and December 31, 2006, the Holding Company had $500 million of affiliated long-term debt outstanding. At both March 31, 2007 and December 31, 2006, the Holding Company had $3.4 billion of junior subordinated debt securities.

On April 27, 2005, the Holding Company filed a shelf registration statement (the “2005 Registration Statement”) with the SEC, covering $11 billion of securities. On May 27, 2005, the 2005 Registration Statement became effective, permitting the offer and sale, from time to time, of a wide range of debt and equity securities. In addition to the $11 billion of securities registered on the 2005 Registration Statement, $3.9 billion of registered but unissued securities remained available for issuance by the Holding Company as of such date, from the $5.0 billion shelf registration statement filed with the SEC during the first quarter of 2004, permitting the Holding Company to issue an aggregate of $14.9 billion of registered securities. The terms of any offering will be established at the time of the offering. At March 31, 2007, the remaining capacity under the 2005 Registration Statement was $5.3 billion.

Debt Issuances.  During the three months ended March 31, 2007, the Holding Company had no new debt issuances.

Preferred Stock.  During the three months ended March 31, 2007, the Holding Company issued no new preferred stock.

See “— Liquidity Uses — Dividends” for dividends paid on the Company’s preferred stock.

Credit Facilities.  The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion ($1.5 billion expiring in 2009, and $1.5 billion expiring in 2010, both shared with MetLife Funding) as of March 31, 2007. Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers’ commercial paper programs. At March 31, 2007, there were no borrowings against these credit facilities. At

March 31, 2007, $763 million of the unsecured credit facilities support the letters of credit issued on behalf of the Holding Company.

Committed Facilities.  Information on the capacity and outstanding balances of all committed facilities as of March 31, 2007 is as follows:

			Letter of
			Credit	Unused	Maturity
Account Party	Expiration	Capacity	Issuances	Commitments	(Years)
		(In millions)

MetLife Reinsurance Company of South Carolina	July 2010 (1)	$2,000	$2,000	$—	4
Exeter Reassurance Company Ltd., MetLife, Inc., and Missouri Re	June 2016 (2)	500	490	10	10
Exeter Reassurance Company Ltd.	March 2025 (1)(3)	250	250	—	19
Exeter Reassurance Company Ltd.	June 2025 (1)(3)	225	225	—	19
Exeter Reassurance Company Ltd.	June 2025 (1)(3)	325	75	250	19
Exeter Reassurance Company Ltd.	December 2026 (1)	901	129	772	19
Exeter Reassurance Company Ltd. and MetLife, Inc.	December 2027	650	330	320	20

Total		$4,851	$3,499	$1,352

(1)	The Holding Company is a guarantor under this agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	On June 1, 2006, the letter of credit issuer elected to extend the initial stated expiration date of each respective letter of credit to the respective dates indicated.

Letters of Credit.  At March 31, 2007, the Holding Company had $714 million in outstanding letters of credit from various banks. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Liquidity Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) and 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares,” together with the Series A preferred shares, collectively, the “Preferred Shares”) is as follows for the three months ended March 31, 2007 and 2006:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	$10	$0.4062500	$24
March 6, 2006	February 28, 2006	March 15, 2006	$0.3432031	$9	$0.4062500	$24

Affiliated Capital Transactions.  During the three months ended March 31, 2007, the Holding Company invested an aggregate of $80 million in various affiliates.

Debt Repayments.  The Holding Company made no debt repayments for the three months ended March 31, 2007.

Share Repurchase.  On February 27, 2007, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized on October 26, 2004. As of March 31, 2007, $458 million remains under this program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and in privately negotiated transactions.

In March 2007, the Holding Company repurchased 11.9 million shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchases common stock in the open market to return to such third parties. The Holding Company will either pay or receive an adjustment amount based on the market price of its common stock over such period.

In December 2006, the Holding Company repurchased 4.0 million shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Holding Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

The following table summarizes the common stock repurchase activity of the Holding Company for the three months ended March 31, 2007 and 2006, which includes the accelerated common stock repurchase agreement in the first quarter of 2007:

	Three Months Ended
	March 31,
	2007	2006
	(In millions, except number of shares)

Shares repurchased	11,895,321	—
Cost	$750	$—

Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock.

Support Agreements.  The Holding Company is party to various capital support commitments with certain of its subsidiaries and a corporation in which it owns approximately 50% of the equity. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels. Management does not anticipate that these arrangements will place any significant demands upon the Holding Company’s liquidity resources.

Based on management’s analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries that are permitted to be paid without prior insurance regulatory approval, its portfolio of liquid assets, anticipated securities issuances and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Holding Company to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all operating expenses, and meet its cash needs.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $3.5 billion and $3.0 billion at March 31, 2007 and December 31, 2006, respectively. The

Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.3 billion and $4.0 billion at March 31, 2007 and December 31, 2006, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion and $1.9 billion at March 31, 2007 and December 31, 2006, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. There have been no material changes in the Company’s commitments under such lease agreements from that reported at December 31, 2006, included in the 2006 Annual Report.

Credit Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Credit Facilities” and “— Letters of Credit” for further descriptions of such arrangements.

Share-Based Arrangements

In connection with the issuance of common equity units, the Holding Company issued forward stock purchase contracts under which the Holding Company will issue, in 2008 and 2009, between 39.0 and 47.8 million shares of its common stock, depending upon whether the share price is greater than $43.45 and less than $53.10.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.6 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the three months ended March 31, 2007, the Company did not record any additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities at both March 31, 2007 and December 31, 2006 for indemnities, guarantees and commitments were $5 million.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $996 million at March 31, 2007. The credit default swaps expire at various times during the next nine years.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $79 million and $100 million at March 31, 2007 and December 31, 2006, respectively.

Adoption of New Accounting Pronouncements

Income Taxes

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.

As a result of the implementation of FIN 48, the Company recognized a $52 million increase in the liability for unrecognized tax benefits, a $4 million decrease in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $37 million, net of $11 million of minority interest. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $1,128 million. The Company reclassified, at adoption, $611 million of current tax liabilities to the liability for unrecognized tax benefits included within other liabilities. The Company also reclassified, at adoption, $465 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, is $680 million. The Company also had $240 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions as well as foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2000. In the first quarter of 2005, the IRS commenced an examination of the Company’s U.S. income tax returns for 2000 through 2002 that is anticipated to be completed by the end of 2007. As of January 1, 2007, the IRS has indicated it intends to propose certain individually significant adjustments to the Company’s tax positions with respect to demutualization, post-sale purchase price adjustments, leasing, reinsurance, tax-exempt income, transfer pricing and tax credits. Management has incorporated these proposed adjustments in conjunction with the adoption of FIN 48 and does not anticipate that the ultimate resolution will result in a material change to its financial position. It is reasonably possible that a payment will be made by the end of 2007 which could significantly decrease the total amount of unrecognized tax benefits. A reasonable estimate of the range of the payment is not yet determinable.

There were no significant changes in the liability for unrecognized tax benefits during the three months ended March 31, 2007.

Insurance Contracts

Effective January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

As a result of the adoption of SOP 05-1 and the related TPAs, the Company assesses internal replacements to determine whether such modifications significantly change the contract terms based on the criteria noted in the guidance. If the modification substantially changes the contract, then the DAC is written off immediately through income and any new deferrable expenses associated with the new replacement are deferred. If the contract modifications do not substantially change the contract, the DAC amortization on the original policy will continue and any acquisition costs associated with the related modification are immediately expensed.

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 is a cumulative effect adjustment of $292 million, net of income tax, which was recorded as a reduction to retained earnings.

Other

Effective January 1, 2007, the Company adopted FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  The adoption of FSP EITF 00-19-2 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2007, the Company adopted FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The adoption of FSP 13-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In May 2007, FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating the impact of FSP 39-1 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

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

Composition of Portfolio and Investment Results

The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company’s investment portfolio at:

	At or For the
	Three Months Ended March 31,
	2007	2006
	(In millions)

FIXED MATURITY SECURITIES
Yield(1)	6.15%	6.14%
Investment income(2)	$3,065	$2,972
Investment gains (losses)	$(92)	$(410)
Ending carrying value(2)	$248,693	$239,220
MORTGAGE AND CONSUMER LOANS
Yield(1)	6.36%	6.68%
Investment income(3)	$632	$585
Investment gains (losses)	$—	$4
Ending carrying value	$43,936	$37,351
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1)	11.60%	12.50%
Investment income	$151	$146
Investment gains (losses)	$7	$17
Ending carrying value	$5,427	$4,700
POLICY LOANS
Yield(1)	6.16%	5.84%
Investment income	$157	$146
Ending carrying value	$10,177	$9,987
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS
Yield(1)	15.25%	12.86%
Investment income	$345	$235
Investment gains (losses)	$64	$27
Ending carrying value	$10,082	$7,870
CASH AND SHORT-TERM INVESTMENTS
Yield(1)	6.16%	4.63%
Investment income	$123	$80
Investment gains (losses)	$—	$(1)
Ending carrying value	$9,028	$8,512
OTHER INVESTED ASSETS(5)
Yield(1)	8.99%	8.92%
Investment income	$212	$171
Investment gains (losses)	$(74)	$(270)
Ending carrying value	$9,713	$8,386
TOTAL INVESTMENTS
Gross investment income yield(1)	6.67%	6.54%
Investment fees and expenses yield	(0.15)%	(0.12)%

NET INVESTMENT INCOME YIELD	6.52%	6.42%

Gross investment income	$4,685	$4,335
Investment fees and expenses	(103)	(81)

NET INVESTMENT INCOME	$4,582	$4,254

Ending carrying value	$337,056	$316,026

Gross investment gains	$308	$217
Gross investment losses	(289)	(566)
Writedowns	(3)	(22)

Subtotal	$16	$(371)
Derivative and other instruments not qualifying for hedge accounting	(111)	(262)

INVESTMENT GAINS (LOSSES)	$(95)	$(633)
Minority interest — investment gains (losses)	4	(2)
Investment gains (losses) tax benefit (provision)	33	220

INVESTMENT GAINS (LOSSES), NET OF INCOME TAX	$(58)	$(415)

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $777 million and $883 million in ending carrying value and $15 million and $19 million of investment income related to trading securities for the three months ended March 31, 2007 and 2006, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income from real estate and real estate joint ventures is $3 million and $20 million of gains related to discontinued operations for the three months ended March 31, 2007 and 2006, respectively. Included in investment gains (losses) from real estate and real estate joint ventures is $5 million and ($5) million of gains related to discontinued operations for the three months ended March 31, 2007 and 2006, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”), of $58 million and $39 million for the three months ended March 31, 2007 and 2006, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $4 million and ($4) million for the three months ended March 31, 2007 and 2006, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly traded and privately placed debt securities, and represented 74% and 73% of total cash and invested assets at March 31, 2007 and December 31, 2006, respectively. Based on estimated fair value, public fixed maturity securities represented $214.3 billion, or 86%, and $209.2 billion, or 86%, of total fixed maturity securities at March 31, 2007 and December 31, 2006, respectively. Based on estimated fair value, private fixed maturity securities represented $33.6 billion, or 14%, and $32.7 billion, or 14%, of total fixed maturity securities at March 31, 2007 and December 31, 2006, respectively.

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

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		March 31, 2007			December 31, 2006
		Cost or			Cost or
NAIC		Amortized	Estimated	% of	Amortized	Estimated	% of
Rating	Rating Agency Designation(1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$177,736	$181,569	73.3%	$174,430	$177,969	73.6%
2	Baa	47,789	48,866	19.7	45,897	46,881	19.4
3	Ba	9,553	9,990	4.0	9,332	9,738	4.0
4	B	6,833	7,046	2.8	6,814	7,030	2.9
5	Caa and lower	410	428	0.2	283	294	0.1
6	In or near default	12	17	—	12	16	—

	Total fixed maturity securities	$242,333	$247,916	100.0%	$236,768	$241,928	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	March 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$75,840	$1,991	$919	$76,912	31.0%
Residential mortgage-backed securities	56,143	490	213	56,420	22.8
Foreign corporate securities	35,622	1,964	328	37,258	15.0
U.S. Treasury/agency securities	26,835	953	219	27,569	11.1
Commercial mortgage-backed securities	17,801	193	119	17,875	7.2
Asset-backed securities	13,495	73	42	13,526	5.5
Foreign government securities	11,470	1,658	34	13,094	5.3
State and political subdivision securities	4,667	198	49	4,816	1.9
Other fixed maturity securities	460	15	29	446	0.2

Total fixed maturity securities	$242,333	$7,535	$1,952	$247,916	100.0%

Common stock	$1,896	$461	$21	$2,336	45.5%
Non-redeemable preferred stock	2,746	80	28	2,798	54.5

Total equity securities(1)	$4,642	$541	$49	$5,134	$100%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,010	$2,047	$983	$75,074	31.0%
Residential mortgage-backed securities	51,602	385	321	51,666	21.4
Foreign corporate securities	33,400	1,924	378	34,946	14.4
U.S. Treasury/agency securities	29,897	984	248	30,633	12.7
Commercial mortgage-backed securities	16,467	193	138	16,522	6.8
Asset-backed securities	13,851	75	53	13,873	5.7
Foreign government securities	11,035	1,598	34	12,599	5.2
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.2

Total fixed maturity securities	$236,768	$7,443	$2,283	$241,928	100.0%

Common stock	$1,798	$487	$16	$2,269	44.5%
Non-redeemable preferred stock	2,751	103	29	2,825	55.5

Total equity securities(1)	$4,549	$590	$45	$5,094	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $186 million and $238 million at March 31, 2007 and December 31, 2006, respectively.

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

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturity and equity securities were $3 million and $9 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s three largest impairments totaled $3 million and $5 million for the three months ended March 31, 2007 and 2006, respectively. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. During the three months ended March 31, 2007 and 2006, the Company sold or disposed of fixed maturity and equity securities at a loss that had a fair value of $12.1 billion and $27.5 billion, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $249 million and $524 million for the three months ended March 31, 2007 and 2006, respectively.

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2007
	Cost or		Gross Unrealized		Number of
	Amortized Cost		Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$53,202	$131	$599	$35	9,224	123
Six months or greater but less than nine months	866	9	8	2	128	5
Nine months or greater but less than twelve months	1,625	—	30	—	265	—
Twelve months or greater	49,151	14	1,323	4	4,588	4

Total	$104,844	$154	$1,960	$41	14,205	132

	December 31, 2006
	Cost or		Gross Unrealized		Number of
	Amortized Cost		Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,222	$35	$547	$12	9,093	81
Six months or greater but less than nine months	2,682	3	42	1	415	2
Nine months or greater but less than twelve months	12,049	14	204	4	937	1
Twelve months or greater	47,462	29	1,511	7	4,634	6

Total	$114,415	$81	$2,304	$24	15,079	90

At March 31, 2007 and December 31, 2006, $2.0 billion and $2.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 2% of the cost or amortized cost of such securities.

At March 31, 2007, $41 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. Of such unrealized losses of $41 million, $35 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 30% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at March 31, 2007 of greater than $10 million. These securities represented 8%, or $160 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

At March 31, 2007 and December 31, 2006, the Company had $2.0 billion and $2.3 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	March 31,	December 31,
	2007	2006

Sector:
U.S. corporate securities	46%	42%
Residential mortgage-backed securities	11	14
Foreign corporate securities	16	16
U.S. Treasury/agency securities	11	11
Commercial mortgage-backed securities	6	6
Other	10	11

Total	100%	100%

Industry:
Industrial	25%	23%
Mortgage-backed	17	20
Government	13	12
Finance	16	10
Utility	13	11
Other	16	24

Total	100%	100%

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

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in interest rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	March 31, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Industrial	$40,397	35.4%	$39,296	35.7%
Foreign(1)	37,258	32.6	34,946	31.8
Finance	21,653	19.0	21,559	19.6
Utility	13,395	11.7	13,038	11.9
Other	1,467	1.3	1,181	1.0

Total	$114,170	100.0%	$110,020	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

The Company maintains a diversified corporate fixed maturity securities portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At March 31, 2007 and December 31, 2006, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $8.1 billion and $6.8 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at March 31, 2007 and December 31, 2006 was $1.1 billion and $970 million, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	March 31, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$35,557	40.5%	$33,034	40.3%
Pass-through securities	20,863	23.7	18,632	22.7

Total residential mortgage-backed securities	56,420	64.2	51,666	63.0
Commercial mortgage-backed securities	17,875	20.4	16,522	20.1
Asset-backed securities	13,526	15.4	13,873	16.9

Total	$87,821	100.0%	$82,061	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At March 31, 2007 and December 31, 2006, $55.5 billion and $51.0 billion, respectively, or 98% and 99%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

At March 31, 2007 and December 31, 2006, $15.1 billion and $13.7 billion, respectively, or 85% and 83%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. Credit card receivables and home equity loans, accounting for about 32% and 23% of the total holdings, respectively, constitute the largest exposures in the Company’s asset-backed securities portfolio. At March 31, 2007 and December 31, 2006, $7.6 billion and $7.9 billion, respectively, or 56% and 57%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

Structured Investment Transactions.  The Company participates in structured investment transactions which enhance the Company’s total return on its investment portfolio principally by providing equity-based returns on debt securities through structured notes and similar instruments. The carrying value of such investments, included in fixed maturity securities, was $406 million and $354 million at March 31, 2007 and December 31, 2006, respectively. The related net investment income recognized was $38 million and $19 million, respectively, for the three months ended March 31, 2007 and 2006.

Trading Securities

The Company has a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income related to fixed maturity securities.

At March 31, 2007 and December 31, 2006, trading securities were $777 million and $759 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $321 million and $387 million, respectively. The Company had pledged $570 million and $614 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at March 31, 2007 and December 31, 2006, respectively.

During the three months ended March 31, 2007 and 2006, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $15 million and $19 million, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of $8 million for both the three months ended March 31, 2007 and 2006.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 13.0% and 12.7% of the Company’s total cash and invested assets at March 31, 2007 and December 31, 2006, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	March 31, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$33,363	76.0%	$31,847	75.4%
Agricultural mortgage loans	9,457	21.5	9,213	21.8
Consumer loans	1,116	2.5	1,179	2.8

Total	$43,936	100.0%	$42,239	100.0%

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	March 31, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$7,464	22.3%	$7,663	24.0%
South Atlantic	7,922	23.7	6,881	21.6
Middle Atlantic	5,026	15.1	4,858	15.3
East North Central	3,057	9.2	2,879	9.0
West South Central	2,483	7.4	2,631	8.3
New England	1,421	4.3	1,301	4.1
International	3,096	9.3	2,832	8.9
Mountain	830	2.5	859	2.7
West North Central	777	2.3	799	2.5
East South Central	495	1.5	452	1.4
Other	792	2.4	692	2.2

Total	$33,363	100.0%	$31,847	100.0%

Property Type
Office	$14,726	44.2%	$15,083	47.4%
Retail	7,143	21.4	6,552	20.6
Apartments	3,950	11.8	3,772	11.8
Industrial	2,824	8.5	2,850	8.9
Hotel	2,452	7.3	2,120	6.7
Other	2,268	6.8	1,470	4.6

Total	$33,363	100.0%	$31,847	100.0%

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

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	March 31, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$33,513	100%	$151	0.5%	$31,996	100%	$153	0.5%
Restructured	—	—	—	—	—	—	—	—
Potentially delinquent	1	—	—	—	3	—	—	—
Delinquent or under foreclosure	—	—	—	—	1	—	—	—

Total	$33,514	100.0%	$151	0.5%	$32,000	100.0%	$153	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans for the:

Three Months Ended
March 31, 2007
(In millions)

Balance, beginning of period	$153
Additions	6
Deductions	(8)

Balance, end of period	$151

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans by both geographic region and product type.

Approximately 59% of the $9.5 billion of agricultural mortgage loans outstanding at March 31, 2007 were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

	March 31, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$9,419	99.4%	$11	0.1%	$9,172	99.4%	$11	0.1%
Restructured	8	0.1	—	—	9	0.1	—	—
Potentially delinquent	4	—	1	25.0	2	—	—	—
Delinquent or under foreclosure	46	0.5	8	17.4	48	0.5	7	14.6

Total	$9,477	100.0%	$20	0.2%	$9,231	100.0%	$18	0.2%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

Three Months Ended
March 31, 2007
(In millions)

Balance, beginning of period	$18
Additions	2
Deductions	—

Balance, end of period	$20

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans.

The following table presents the amortized cost and valuation allowances for consumer loans distributed by loan classification at:

	March 31, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$1,093	97.2%	$8	0.7%	$1,155	97.1%	$10	0.9%
Restructured	—	—	—	—	—	—	—	—
Potentially delinquent	14	1.2	—	—	17	1.4	—	—
Delinquent or under foreclosure	18	1.6	1	5.6	18	1.5	1	5.6

Total	$1,125	100.0%	$9	0.8%	$1,190	100.0%	$11	0.9%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans for the:

Three Months Ended
March 31, 2007
(In millions)

Balance, beginning of period	$11
Additions	—
Deductions	(2)

Balance, end of period	$9

Real Estate and Real Estate Joint Ventures

The Company’s real estate and real estate joint venture investments consist of commercial properties located primarily in the United States. At March 31, 2007 and December 31, 2006, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $5.4 billion and $5.0 billion, respectively, or 1.6% and 1.5%, of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

	March 31, 2007		December 31, 2006
	Carrying		Carrying
Type	Value	% of Total	Value	% of Total
	(In millions)

Real estate held-for-investment	$3,814	70.3%	$3,498	70.1%
Real estate joint ventures held-for-investment	1,609	29.6	1,477	29.6
Foreclosed real estate held-for-investment	3	0.1	3	0.1

	5,426	100.0	4,978	99.8

Real estate held-for-sale	1	—	8	0.2

Total real estate, real estate joint ventures and real estate held-for-sale	$5,427	100.0%	$4,986	100.0%

The Company’s carrying value of real estate held-for-sale of $1 million and $8 million at March 31, 2007 and December 31, 2006, respectively, have been reduced by impairments of $1 million at both March 31, 2007 and December 31, 2006.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Certain of the Company’s investments in real estate joint ventures meet the definition of a variable interest entity (“VIE”) under FIN 46(r). See “— Variable Interest Entities.”

In the fourth quarter of 2006, the Company closed the sale of its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Company’s subsidiary, Metropolitan Tower Life Insurance Company. The sale resulted in a gain of $3 billion, net of income tax, during the fourth quarter of 2006, and is included in income from discontinued operations in the consolidated statements of income.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $4.9 billion and $4.8 billion at March 31, 2007 and December 31, 2006, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. The Company’s investments in other limited partnership interests represented 1.5% and 1.4% of cash and invested assets at March 31, 2007 and December 31, 2006, respectively.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

Other Invested Assets

The Company’s other invested assets consisted principally of leveraged leases of $1.3 billion and $1.3 billion, funds withheld at interest of $4.1 billion and $4.0 billion, and standalone derivatives with positive fair values and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts of $2.3 billion and $2.5 billion at March 31, 2007 and December 31, 2006, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company’s other invested assets represented 2.9% and 3.2% of cash and invested assets at March 31, 2007 and December 31, 2006, respectively.

Derivative Financial Instruments

The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company uses derivatives to synthetically create investments as permitted by its insurance subsidiaries’ Derivatives Use Plans approved by the applicable state insurance departments.

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	March 31, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$31,397	$529	$177	$27,148	$639	$150
Interest rate floors	37,437	261	—	37,437	279	—
Interest rate caps	24,448	89	—	26,468	125	—
Financial futures	8,058	23	36	8,432	64	39
Foreign currency swaps	19,790	945	1,142	19,627	986	1,174
Foreign currency forwards	3,071	5	32	2,934	31	27
Options	602	315	9	587	306	8
Financial forwards	3,856	27	36	3,800	12	40
Credit default swaps	7,067	9	10	6,357	5	21
Synthetic GICs	3,746	—	—	3,739	—	—
Other	250	57	—	250	56	—

Total	$139,722	$2,260	$1,442	$136,779	$2,503	$1,459

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At March 31, 2007 and December 31, 2006, the Company owned 1,611 and 2,749 equity futures contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At March 31, 2007 and December 31, 2006, the Company owned 271,637 and 225,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At March 31, 2007 and December 31, 2006, the Company owned 76,429,132 and 74,864,483 equity options, respectively. Fair values of equity options are included in options in the preceding table.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $384 million and $428 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $434 million and $453 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

As of March 31, 2007 and December 31, 2006, the Company provided collateral of $141 million and $80 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of March 31, 2007 and December 31, 2006, the Company pledged collateral of $114 million and $105 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at March 31, 2007; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	March 31, 2007
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets(1)	Loss(2)	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$—	$—	$1,490	$256
Real estate joint ventures(3)	52	39	411	45
Other limited partnership interests(4)	—	—	22,311	1,829
Other investments(5)	—	—	37,870	3,870

Total	$52	$39	$62,082	$6,000

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at March 31, 2007. The assets of the real estate joint ventures, other limited partnership interests and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Other investments include securities that are not asset-backed securitizations or collateralized debt obligations.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $45.5 billion and $43.3 billion and an estimated fair value of $46.3 billion and $44.1 billion were on loan under the program at March 31, 2007 and December 31, 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $47.8 billion and $45.4 billion at March 31, 2007 and December 31, 2006, respectively. Security collateral of $79 million and $100 million, on deposit from customers in connection with the securities lending transactions at March 31, 2007 and December 31, 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Separate Accounts

The Company had $147.3 billion and $144.4 billion held in its separate accounts, for which the Company does not bear investment risk, as of March 31, 2007 and December 31, 2006, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risk. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates, and that the amount of that risk has not changed significantly from that reported at December 31, 2006 in the 2006 Annual Report. The equity and foreign currency portfolios do not expose the Company to material market risk, nor has the Company’s exposure to those risks materially changed from that reported on December 31, 2006 in the 2006 Annual Report. See “Quantitative and Qualitative Disclosures About Market Risk” included in the 2006 Annual Report for further information.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, and (ii) Note 6 to the unaudited interim condensed consolidated financial statements in Part I of this report.

Demutualization Actions

Meloy, et al. v. Superintendent of Ins., et al. (Sup. Ct., N.Y. County, filed April 14, 2000).  Five persons brought a proceeding under Article 78 of New York’s Civil Practice Law and Rules challenging the Opinion and Decision of the New York Superintendent of Insurance (the “Superintendent”) who approved Metropolitan Life Insurance Company’s plan of reorganization, as amended (the “Plan”). In this proceeding, petitioners sought to vacate the Superintendent’s Opinion and Decision and enjoin him from granting final approval of the Plan. On November 10, 2005, the trial court granted respondents’ motions to dismiss this proceeding. On March 15, 2007, the appellate court issued an order dismissing petitioners’ appeal, fully and finally resolving this matter.

Asbestos-Related Claims

During the three months ended March 31, 2007 and 2006, Metropolitan Life Insurance Company (“Metropolitan Life”) received approximately 1,635 and 2,220 new asbestos-related claims, respectively.

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

As of March 31, 2007, there were approximately 282 sales practices litigation matters pending against Metropolitan Life; approximately 44 sales practices litigation matters pending against New England Mutual, New England Life Insurance Company and New England Securities Corporation (collectively, “New England”); approximately 36 sales practices litigation matters pending against General American; and approximately 23 sales practices litigation matters pending against Walnut Street Securities, Inc. (“Walnut Street”). In addition, similar litigation matters are pending against MetLife Securities, Inc. (“MSI”). In April 2007, Metropolitan Life and General American settled a large number of individual sales practices litigation matters, which had been brought in Pennsylvania state court.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

Regulatory Matters and Related Litigation

The Company was involved in broker-related lawsuits during the first quarter of 2007:

The People of the State of California, by and through John Garamendi, Ins. Commissioner of the State of California v. MetLife, Inc., et al. (Cal. Super. Ct., County of San Diego, filed November 18, 2004).  The California Insurance Commissioner filed suit against Metropolitan Life and other non-affiliated companies alleging that the defendants violated certain provisions of the California Insurance Code. This action seeks injunctive relief relating to compensation disclosures. Pursuant to an April 2007 settlement reached between Metropolitan Life and the California Insurance Commissioner, Metropolitan Life will be dismissed from this lawsuit.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs have filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated amended complaint alleges that the Holding Company, Metropolitan Life, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. On April 5, 2007, the court granted defendants’ motion to dismiss the RICO and antitrust claims but has allowed plaintiffs an opportunity to submit a new pleading. Plaintiffs in several other actions have voluntarily dismissed their claims. Two other pending broker-related lawsuits transferred to the New Jersey federal court presiding over the multi-district proceeding may be consolidated into the multi-district proceeding or remanded to state court.

Other Litigation

Brubaker, et al. v. Metropolitan Life Ins. Co., et al. (D.C. Cir., filed October 20, 2000).  Plaintiffs, in this putative class action lawsuit, alleged that they were denied certain ad hoc pension increases awarded to retirees under the Metropolitan Life retirement plan. The ad hoc pension increases were awarded only to retirees (i.e., individuals who were entitled to an immediate retirement benefit upon their termination of employment) and were not available to individuals such as these plaintiffs whose employment, or whose spouses’ employment, had terminated before they became eligible for an immediate retirement benefit. The plaintiffs sought to represent a class consisting of former Metropolitan Life employees, or their surviving spouses, who are receiving deferred vested annuity payments under the retirement plan and who were allegedly eligible to receive the ad hoc pension increases. In September 2005, Metropolitan Life’s motion for summary judgment was granted. Plaintiffs’ motion for reconsideration was denied. Plaintiffs appealed to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals issued its decision on April 10, 2007, affirming the district court’s grant of summary judgment in Metropolitan Life’s favor.

Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust lawsuits filed in various state and federal courts. On April 9, 2007, the court in the federal multi-district welding litigation, In re Welding Fume Products Liability Litigation (N.D. Ohio, filed June 24, 2003), issued a decision granting Metropolitan Life summary judgment. The Company is continuing to vigorously defend against the claims in the silica, welding and mixed dust matters.

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

Issuer Purchases of Equity Securities

Purchases of Common Stock made by or on behalf of the Holding Company or its affiliates during the three months ended March 31, 2007 are set forth below:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the Plans
Period	Purchased(1)	per Share	Plans or Programs(2)	or Programs

January 1 — January 31, 2007	—	$—	—	$216,206,599
February 1 — February 28, 2007	654	$63.32	—	$1,208,387,546
March 1 — March 31, 2007	11,895,321	$63.05	11,895,321	$458,387,557

Total	11,895,975	$63.05	11,895,321	$458,387,557

(1)	During the periods January 1-January 31, 2007, February 1-February 28, 2007 and March 1-March 31, 2007, separate account affiliates of the Holding Company purchased 0 shares, 654 shares and 0 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2)	On February 27, 2007, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized on October 26, 2004. As of March 31, 2007, $458 million remains under this program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

In March 2007, the Holding Company repurchased 11.9 million shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchases common stock in the open market to return to such third parties. The Holding Company will either pay or receive an adjustment amount based on the market price of its common stock over such period.

In December 2006, the Holding Company repurchased 4.0 million shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Holding Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

Furthermore, the payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Dividends.”

Item 4.	Submission of Matters to a Vote of Security Holders

MetLife, Inc.’s Annual Meeting of stockholders was held on April 24, 2007 (the “2007 Annual Meeting”). The matters that were voted upon at the 2007 Annual Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions as to each such matter, as applicable, are set forth below:

(1)	Election of Directors — The stockholders elected five Class II Directors, each for a term expiring at MetLife, Inc.’s 2010 Annual Meeting.

Nominee Name	Votes For	Votes Withheld

Burton A. Dole, Jr.	682,888,149	5,740,561
R. Glenn Hubbard, Ph.D.	682,292,778	6,335,932
James M. Kilts	682,601,900	6,026,810
Charles M. Leighton	682,851,463	5,777,247
David Satcher, M.D., Ph.D.	683,019,829	5,608,881

	Votes For	Votes Against	Abstained

(2) Ratification of Appointment of Deloitte & Touche LLP as Independent Auditor (APPROVED)	677,421,074	7,437,964	3,769,672

The Directors whose terms continued after the 2007 Annual Meeting and the years their terms expire are as follows:

Class III Directors — Term Expires in 2008

Sylvia Mathews Burwell
Cheryl W. Grisé
James R. Houghton
Helene L. Kaplan
William C. Steere, Jr.

Class I Directors — Term Expires in 2009

C. Robert Henrikson
John M. Keane
Hugh B. Price
Kenton J. Sicchitano

Item 5.	Other Information

On May 3, 2007, MetLife, Inc. announced that members of its Board of Directors and certain employees may now enter into Rule 10b5-1 trading plans, which are permitted under the Exchange Act. These individuals, including senior executives and others who regularly have access to material nonpublic information, may now establish prearranged trading plans for future purchases or sales of MetLife, Inc. common stock (or the exercise of stock options). These individuals must not be aware of material, nonpublic information at the time the plan is established. Once a plan is established, trades may take place pursuant to the plan regardless of whether an individual is aware of material, nonpublic information.

Item 6.	Exhibits

10.1	Amendment to Stock Option Agreements under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 SIC Plan”) (effective as of April 25, 2007)*
10.2	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007)*
10.3	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of April 25, 2007)*
10.4	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007)*
10.5	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007)*
10.6	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective as of April 25, 2007)*
10.7	Separation Agreement, Waiver and General Release dated February 16, 2007 between MetLife Group, Inc. and Leland C. Launer, Jr. (Incorporated by reference to Exhibit 10.10 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)*
10.8	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007) (Incorporated by reference to Exhibit 10.27 to the 2006 Annual Report)*
10.9	Amendment Number Three to The MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.48 to the 2006 Annual Report)*
10.10	Amendment Number One to The MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.51 to the 2006 Annual Report)*
10.11	Amendment Number One to The MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December, 2006, effective February 26, 2007) (Incorporated by reference to Exhibit 10.53 to the 2006 Annual Report)*
10.12	MetLife Auxiliary Pension Plan dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007) (Incorporated by reference to Exhibit 10.57 to the 2006 Annual Report)*
10.13	Amendment Number Fourteen to the MPTA, dated January 26, 2007 (Incorporated by reference to Exhibit 10.63 to the 2006 Annual Report)*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By	/s/ Joseph J. Prochaska, Jr. Name: Joseph J. Prochaska, Jr. Title: Executive Vice President, Finance Operations and Chief Accounting Officer
(Authorized Signatory and
Principal Accounting Officer)

Date:  May 4, 2007

Exhibit Index

Exhibit
Number	Exhibit Name

10.1	Amendment to Stock Option Agreements under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 SIC Plan”) (effective as of April 25, 2007)*
10.2	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007)*
10.3	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of April 25, 2007)*
10.4	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007)*
10.5	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007)*
10.6	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective as of April 25, 2007)*
10.7	Separation Agreement, Waiver and General Release dated February 16, 2007 between MetLife Group, Inc. and Leland C. Launer, Jr. (Incorporated by reference to Exhibit 10.10 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)*
10.8	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007) (Incorporated by reference to Exhibit 10.27 to the 2006 Annual Report)*
10.9	Amendment Number Three to The MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.48 to the 2006 Annual Report)*
10.10	Amendment Number One to The MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.51 to the 2006 Annual Report)*
10.11	Amendment Number One to The MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December, 2006, effective February 26, 2007) (Incorporated by reference to Exhibit 10.53 to the 2006 Annual Report)*
10.12	MetLife Auxiliary Pension Plan dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007) (Incorporated by reference to Exhibit 10.57 to the 2006 Annual Report)*
10.13	Amendment Number Fourteen to the MPTA, dated January 26, 2007 (Incorporated by reference to Exhibit 10.63 to the 2006 Annual Report)*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.

E-1