Form 10-Q
period 2007-06-30
METLIFE INC
filed 2007-08-03
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-15787

MetLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4075851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, NY	10166-0188
(Address of principal executive offices)	(Zip Code)

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

At August 1, 2007, 742,871,083 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
June 30, 2007 (Unaudited) and December 31, 2006

(In millions, except share and per share data)

	June 30,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $249,978 and $236,768, respectively)	$251,044	$241,928
Trading securities, at fair value (cost: $892 and $727, respectively)	919	759
Equity securities available-for-sale, at estimated fair value (cost: $5,495 and $4,549, respectively)	6,046	5,094
Mortgage and consumer loans	43,755	42,239
Policy loans	10,251	10,228
Real estate and real estate joint ventures held-for-investment	5,932	4,978
Real estate held-for-sale	1	8
Other limited partnership interests	5,111	4,781
Short-term investments	2,763	2,709
Other invested assets	10,302	10,428

Total investments	336,124	323,152
Cash and cash equivalents	6,504	7,107
Accrued investment income	3,710	3,347
Premiums and other receivables	15,297	14,490
Deferred policy acquisition costs and value of business acquired	21,067	20,838
Goodwill	4,904	4,897
Assets of subsidiaries held-for-sale	1,560	1,563
Other assets	7,563	7,956
Separate account assets	155,835	144,365

Total assets	$552,564	$527,715

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$129,348	$127,489
Policyholder account balances	136,514	131,948
Other policyholder funds	9,772	9,139
Policyholder dividends payable	1,006	960
Policyholder dividend obligation	378	1,063
Short-term debt	1,476	1,449
Long-term debt	12,497	9,979
Junior subordinated debt securities	3,780	3,780
Shares subject to mandatory redemption	279	278
Liabilities of subsidiaries held-for-sale	1,616	1,595
Current income tax payable	7	1,465
Deferred income tax liability	1,050	2,278
Payables for collateral under securities loaned and other transactions	50,590	45,846
Other liabilities	14,861	12,283
Separate account liabilities	155,835	144,365

Total liabilities	519,009	493,917

Contingencies, Commitments and Guarantees (Note 7)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued 742,788,593 and 751,984,799 shares outstanding at June 30, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	17,495	17,454
Retained earnings	18,357	16,574
Treasury stock, at cost; 43,978,071 shares and 34,781,865 shares at June 30, 2007 and December 31, 2006, respectively	(2,014)	(1,357)
Accumulated other comprehensive income (loss)	(292)	1,118

Total stockholders’ equity	33,555	33,798

Total liabilities and stockholders’ equity	$552,564	$527,715

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Premiums	$6,903	$6,428	$13,668	$12,856
Universal life and investment-type product policy fees	1,307	1,185	2,587	2,360
Net investment income	4,837	4,159	9,358	8,354
Other revenues	411	335	795	663
Net investment gains (losses)	(239)	(756)	(277)	(1,350)

Total revenues	13,219	11,351	26,131	22,883

Expenses
Policyholder benefits and claims	6,855	6,331	13,628	12,736
Interest credited to policyholder account balances	1,465	1,254	2,841	2,451
Policyholder dividends	432	425	856	846
Other expenses	2,834	2,543	5,730	5,038

Total expenses	11,586	10,553	23,055	21,071

Income from continuing operations before provision for income tax	1,633	798	3,076	1,812
Provision for income tax	477	205	893	489

Income from continuing operations	1,156	593	2,183	1,323
Income (loss) from discontinued operations, net of income tax	7	57	(3)	74

Net income	1,163	650	2,180	1,397
Preferred stock dividends	34	33	68	66

Net income available to common shareholders	$1,129	$617	$2,112	$1,331

Income from continuing operations available to common shareholders per common share
Basic	$1.51	$0.73	$2.83	$1.65

Diluted	$1.47	$0.73	$2.76	$1.63

Net income available to common shareholders per common share
Basic	$1.52	$0.81	$2.82	$1.75

Diluted	$1.48	$0.80	$2.76	$1.73

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2007 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Income (Loss)
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustment	Adjustment	Total

Balance at December 31, 2006	$1	$8	$17,454	$16,574	$(1,357)	$1,864	$57	$(803)	$33,798
Cumulative effect of changes in accounting principles, net of income tax (Note 1)				(329)					(329)

Balance at January 1, 2007	1	8	17,454	16,245	(1,357)	1,864	57	(803)	33,469
Treasury stock transactions, net			41		(657)				(616)
Dividends on preferred stock				(68)					(68)
Comprehensive income (loss):
Net income				2,180					2,180
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(27)			(27)
Unrealized investment gains (losses), net of related offsets and income tax						(1,502)			(1,502)
Foreign currency translation adjustments, net of income tax							106		106
Defined benefit plans adjustment, net of income tax								13	13

Other comprehensive income (loss)									(1,410)

Comprehensive income (loss)									770

Balance at June 30, 2007	$1	$8	$17,495	$18,357	$(2,014)	$335	$163	$(790)	$33,555

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2007	2006

Net cash provided by operating activities	$4,141	$4,028

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	59,923	61,885
Equity securities	926	619
Mortgage and consumer loans	5,134	3,890
Real estate and real estate joint ventures	385	282
Other limited partnership interests	740	592
Purchases of:
Fixed maturity securities	(71,736)	(76,804)
Equity securities	(1,761)	(475)
Mortgage and consumer loans	(6,533)	(5,387)
Real estate and real estate joint ventures	(1,226)	(612)
Other limited partnership interests	(875)	(692)
Net change in short-term investments	(78)	(763)
Purchases of businesses, net of cash received of $13 and $0, respectively	(43)	—
Proceeds from sales of businesses, net of cash disposed of $14 and $0, respectively	44	48
Net change in other invested assets	494	(1,617)
Other, net	(106)	(132)

Net cash used in investing activities	(14,712)	(19,166)

Cash flows from financing activities
Policyholder account balances:
Deposits	29,133	26,980
Withdrawals	(25,680)	(25,451)
Net change in payables for collateral under securities loaned and other transactions	4,744	12,097
Net change in short-term debt	27	839
Long-term debt issued	2,712	969
Long-term debt repaid	(267)	(124)
Dividends on preferred stock	(68)	(66)
Treasury stock acquired	(775)	—
Stock options exercised	75	42
Debt and equity issuance costs	—	(13)
Other, net	67	(27)

Net cash provided by financing activities	9,968	15,246

Change in cash and cash equivalents	(603)	108
Cash and cash equivalents, beginning of period	7,107	4,018

Cash and cash equivalents, end of period	$6,504	$4,126

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$449	$360

Income tax	$1,447	$248

Real estate acquired in satisfaction of debt	$—	$6

Additional consideration related to purchase of business	$—	$115

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

Minority interest related to consolidated entities included in other liabilities was $1.5 billion and $1.4 billion at June 30, 2007 and December 31, 2006, respectively.

Certain amounts in the prior year period’s unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2007 presentation. See Note 13 for additional information.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2007, its consolidated results of operations for the three months and six months ended June 30, 2007 and 2006, its consolidated cash flows for the six months ended June 30, 2007 and 2006, and its consolidated statement of stockholders’ equity for the six months ended June 30, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

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

There were no significant changes in the liability for unrecognized tax benefits during the six months ended June 30, 2007.

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46(r) to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact of SOP 07-1 and FIN 46(r)-7 on the Company’s consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating the impact of FSP 39-1 on the Company’s consolidated financial statements.

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

2.	Acquisition and Dispositions

On June 28, 2007, the Company acquired the remaining 50% interest in a joint venture in Hong Kong, MetLife Fubon Limited (“Fubon”), for $56 million in cash, resulting in Fubon becoming a consolidated subsidiary of the Company. The transaction was treated as a step acquisition, and as of June 30, 2007, total assets and liabilities of Fubon of $839 million and $735 million, respectively, are included in the Company’s consolidated balance sheet. The Company’s investment for the first 50% interest in Fubon was $48 million. The Company used the equity method of accounting. The Company’s share of the joint venture’s results for the six months ended June 30, 2007, was a loss of $3 million. The fair value of the assets acquired and the liabilities assumed in the step acquisition as of June 30, 2007, was $427 million and $371 million, respectively. No additional goodwill was recorded as a part of the step acquisition. As a result of this acquisition, additional VOBA and value of distribution agreements of $45 million and $5 million, respectively, were recorded and both have a weighted average amortization period of 16 years.

On June 1, 2007, the Company completed the sale of its Bermuda insurance subsidiary, MetLife International Insurance, Ltd. (“MLII”), to a third party for $33 million in cash consideration, resulting in a gain upon disposal of $3 million, net of income tax. The net assets of MLII at disposal were $27 million. A liability of $1 million was recorded with respect to a guarantee provided in connection with this disposition. See Note 7 for additional information.

See Note 13 for information on the disposition of SSRM Holdings, Inc. (“SSRM”).

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	June 30, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$77,593	$1,393	$1,794	$77,192	30.8%
Residential mortgage-backed securities	59,757	233	771	59,219	23.6
Foreign corporate securities	36,658	1,694	737	37,615	15.0
U.S. Treasury/agency securities	27,427	634	624	27,437	10.9
Commercial mortgage-backed securities	19,506	92	406	19,192	7.6
Asset-backed securities	11,833	55	73	11,815	4.7
Foreign government securities	12,403	1,483	113	13,773	5.5
State and political subdivision securities	4,435	124	92	4,467	1.8
Other fixed maturity securities	366	2	34	334	0.1

Total fixed maturity securities	$249,978	$5,710	$4,644	$251,044	100.0%

Common stock	$2,127	$564	$16	$2,675	44.2%
Non-redeemable preferred stock	3,368	65	62	3,371	55.8

Total equity securities	$5,495	$629	$78	$6,046	100.0%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,010	$2,047	$983	$75,074	31.0%
Residential mortgage-backed securities	51,602	385	321	51,666	21.4
Foreign corporate securities	33,400	1,924	378	34,946	14.4
U.S. Treasury/agency securities	29,897	984	248	30,633	12.7
Commercial mortgage-backed securities	16,467	193	138	16,522	6.8
Asset-backed securities	13,851	75	53	13,873	5.7
Foreign government securities	11,035	1,598	34	12,599	5.2
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.2

Total fixed maturity securities	$236,768	$7,443	$2,283	$241,928	100.0%

Common stock	$1,798	$487	$16	$2,269	44.5%
Non-redeemable preferred stock	2,751	103	29	2,825	55.5

Total equity securities	$4,549	$590	$45	$5,094	100.0%

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	June 30, 2007
			Equal to or Greater than
	Less than 12 months		12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$29,837	$914	$15,156	$880	$44,993	$1,794
Residential mortgage-backed securities	34,069	458	10,770	313	44,839	771
Foreign corporate securities	11,050	349	7,765	388	18,815	737
U.S. Treasury/agency securities	17,573	507	1,264	117	18,837	624
Commercial mortgage-backed securities	11,371	262	3,449	144	14,820	406
Asset-backed securities	4,969	38	1,275	35	6,244	73
Foreign government securities	2,999	83	552	30	3,551	113
State and political subdivision securities	1,024	36	499	56	1,523	92
Other fixed maturity securities	81	34	4	—	85	34

Total fixed maturity securities	$112,973	$2,681	$40,734	$1,963	$153,707	$4,644

Equity securities	$1,563	$51	$563	$27	$2,126	$78

Total number of securities in an unrealized loss position	9,467		4,094		13,561

	December 31, 2006
			Equal to or Greater than
	Less than 12 months		12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$17,537	$285	$16,780	$698	$34,317	$983
Residential mortgage-backed securities	15,300	78	13,640	243	28,940	321
Foreign corporate securities	6,401	102	7,277	276	13,678	378
U.S. Treasury/agency securities	15,006	157	1,560	91	16,566	248
Commercial mortgage-backed securities	4,960	30	4,029	108	8,989	138
Asset-backed securities	4,519	31	1,077	22	5,596	53
Foreign government securities	1,160	18	507	16	1,667	34
State and political subdivision securities	334	12	532	39	866	51
Other fixed maturity securities	146	77	4	—	150	77

Total fixed maturity securities	$65,363	$790	$45,406	$1,493	$110,769	$2,283

Equity securities	$832	$20	$567	$25	$1,399	$45

Total number of securities in an unrealized loss position	10,529		4,640		15,169

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2007
	Cost or		Gross
	Amortized Cost		Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$106,622	$106	$2,300	$28	8,347	103
Six months or greater but less than nine months	9,903	14	383	5	869	10
Nine months or greater but less than twelve months	615	8	14	2	134	4
Twelve months or greater	43,220	67	1,973	17	4,085	9

Total	$160,360	$195	$4,670	$52	13,435	126

	December 31, 2006
	Cost or		Gross
	Amortized Cost		Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,222	$35	$547	$12	9,093	81
Six months or greater but less than nine months	2,682	3	42	1	415	2
Nine months or greater but less than twelve months	12,049	14	204	4	937	1
Twelve months or greater	47,462	29	1,511	7	4,634	6

Total	$114,415	$81	$2,304	$24	15,079	90

At June 30, 2007 and December 31, 2006, $4.7 billion and $2.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% and 2%, respectively, of the cost or amortized cost of such securities.

At June 30, 2007, $52 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. Of such unrealized losses of $52 million, $28 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 30% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 22 fixed maturity and equity securities, each with a gross unrealized loss at June 30, 2007 of greater than $10 million. These securities represented 11%, or $519 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2007 and December 31, 2006, the Company had $4.7 billion and $2.3 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	June 30,	December 31,
	2007	2006

Sector:
U.S. corporate securities	38%	42%
Residential mortgage-backed securities	16	14
Foreign corporate securities	16	16
U.S. Treasury/agency securities	13	11
Commercial mortgage-backed securities	9	6
Other	8	11

Total	100%	100%

Industry:
Industrial	21%	23%
Mortgage-backed	25	20
Government	16	12
Utility	10	11
Finance	14	10
Other	14	24

Total	100%	100%

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $49.1 billion and $43.3 billion and an estimated fair value of $48.8 billion and $44.1 billion were on loan under the program at June 30, 2007 and December 31, 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $50.3 billion and $45.4 billion at June 30, 2007 and December 31, 2006, respectively. Security collateral of $67 million and $100 million, on deposit from customers in connection with the securities lending transactions at June 30, 2007 and December 31, 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$3,747	$3,491	$7,345	$6,862
Equity securities	64	22	104	49
Mortgage and consumer loans	698	601	1,373	1,210
Policy loans	158	147	315	293
Real estate and real estate joint ventures	254	188	489	387
Other limited partnership interests	453	256	764	464
Cash, cash equivalents and short-term investments	113	103	260	194
Other invested assets	193	100	346	231

Total investment income	5,680	4,908	10,996	9,690
Less: Investment expenses	843	749	1,638	1,336

Net investment income	$4,837	$4,159	$9,358	$8,354

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$(236)	$(383)	$(328)	$(793)
Equity securities	14	25	76	58
Mortgage and consumer loans	13	3	13	7
Real estate and real estate joint ventures	37	57	39	78
Other limited partnership interests	14	—	16	(6)
Derivatives	(153)	(373)	(204)	(596)
Other	72	(85)	111	(98)

Net investment gains (losses)	$(239)	$(756)	$(277)	$(1,350)

The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in fair value

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives.

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $21 million and $24 million for the three months and six months ended June 30, 2007, respectively, and $27 million and $36 million for the three months and six months ended June 30, 2006, respectively.

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

At June 30, 2007 and December 31, 2006, trading securities were $919 million and $759 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $317 million and $387 million, respectively. The Company had pledged $548 million and $614 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at June 30, 2007 and December 31, 2006, respectively.

During the three months and six months ended June 30, 2007, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $16 million and $31 million, respectively, and ($3) million and $16 million for the three months and six months ended June 30, 2006, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of $4 million and $15 million for the three months and six months ended June 30, 2007, respectively, and $5 million and $18 million for the three months and six months ended June 30, 2006, respectively.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at June 30, 2007; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	June 30, 2007
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets(1)	Loss(2)	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$—	$—	$10,275	$253
Real estate joint ventures(3)	50	34	280	38
Other limited partnership interests(4)	—	—	32,629	1,857
Other investments(5)	2,438	2,438	49,450	4,410

Total	$2,488	$2,472	$92,634	$6,558

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at June 30, 2007. The assets of the real estate joint ventures, other limited partnership interests and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Other investments include securities that are not asset-backed securitizations or collateralized debt obligations and the assets supporting the financing arrangement described in Note 6.

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	June 30, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$39,776	$698	$395	$27,148	$639	$150
Interest rate floors	48,937	193	—	37,437	279	—
Interest rate caps	31,448	67	—	26,468	125	—
Financial futures	8,365	31	34	8,432	64	39
Foreign currency swaps	21,738	1,086	1,432	19,627	986	1,174
Foreign currency forwards	3,602	9	51	2,934	31	27
Options	2,020	335	11	587	306	8
Financial forwards	4,060	61	26	3,800	12	40
Credit default swaps	8,826	15	13	6,357	5	21
Synthetic GICs	3,626	—	—	3,739	—	—
Other	250	55	—	250	56	—

Total	$172,648	$2,550	$1,962	$136,779	$2,503	$1,459

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At June 30, 2007 and December 31, 2006, the Company owned 2,378 and 2,749 equity futures contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At June 30, 2007 and December 31, 2006, the Company owned 355,279 and 225,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At June 30, 2007 and December 31, 2006, the Company owned 74,510,976 and 74,864,483 equity options, respectively. Fair values of equity options are included in options in the preceding table.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	June 30, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$10,303	$345	$140	$7,978	$290	$85
Cash flow	4,818	141	231	4,366	149	151
Foreign operations	1,285	4	82	1,232	1	50
Non-qualifying	156,242	2,060	1,509	123,203	2,063	1,173

Total	$172,648	$2,550	$1,962	$136,779	$2,503	$1,459

The following table presents the settlement payments recorded in income for the:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Qualifying hedges:
Net investment income	$8	$5	$17	$28
Interest credited to policyholder account balances	(10)	(35)	(21)	(41)
Other expenses	1	1	2	1
Non-qualifying hedges:
Net investment gains (losses)	68	71	130	106

Total	$67	$42	$128	$94

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

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Changes in the fair value of derivatives	$11	$161	$(2)	$155
Changes in the fair value of the items hedged	(10)	(125)	4	(140)

Net ineffectiveness of fair value hedging activities	$1	$36	$2	$15

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

For the three months and six months ended June 30, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and six months ended June 30, 2007 related to such discontinued cash flow hedges were gains (losses) of $0 and ($3) million, respectively, and for the three months and six months ended June 30, 2006, related to such discontinued cash flows were gains of $3 million and $2 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the three months and six months ended June 30, 2007 and 2006.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(229)	$(208)	$(141)	$(142)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(24)	(52)	(37)	(41)
Amounts reclassified to net investment gains (losses)	3	6	(11)	(6)
Amounts reclassified to net investment income	3	8	—	1
Amortization of transition adjustment	—	(1)	—	(1)
Amounts reclassified to other expenses	(1)	(1)	—	—

Other comprehensive income (loss) balance at the end of the period	$(248)	$(248)	$(189)	$(189)

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and six months ended June 30, 2007 and 2006.

The Company’s consolidated statement of stockholders’ equity for the six months ended June 30, 2007 includes losses of $83 million related to foreign currency contracts and non-derivative financial instruments used to

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

hedge its net investments in foreign operations. At June 30, 2007 and December 31, 2006, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $272 million and $189 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

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

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting recorded for:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$(311)	$(625)	$(484)	$(765)
Policyholder benefits and claims	$(15)	$4	$(16)	$(16)
Net investment income(1)	$(9)	$(2)	$(9)	$(19)

(1)	Changes in fair value related to economic hedges of equity method investment in joint ventures that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and modified coinsurance contracts. The fair value of the Company’s embedded derivative assets was $284 million and $180 million at June 30, 2007 and December 31, 2006, respectively. The fair value of the Company’s embedded derivative liabilities was $14 million and $84 million at June 30, 2007 and December 31, 2006, respectively. The amounts recorded and included in net investment gains (losses) during the three months and six months ended June 30, 2007 were gains of $106 million and $159 million, respectively, and during the three months and six months ended June 30, 2006 were gains (losses) of ($27) million and $74 million, respectively.

Credit Risk

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $329 million and $428 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $471 million and $453 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

As of June 30, 2007 and December 31, 2006, the Company provided collateral of $275 million and $80 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of June 30, 2007 and December 31, 2006, the Company pledged collateral of $118 million and $105 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	June 30,	December 31,
	2007	2006
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,164	$43,089
Other policyholder funds	322	282
Policyholder dividends payable	745	701
Policyholder dividend obligation	378	1,063
Payables for collateral under securities loaned and other transactions	6,374	6,483
Other liabilities	429	192

Total closed block liabilities	51,412	51,810

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $30,410 and $30,286, respectively)	30,667	31,255
Equity securities available-for-sale, at estimated fair value (cost: $1,409 and $1,184, respectively)	1,792	1,484
Mortgage loans on real estate	7,804	7,848
Policy loans	4,240	4,212
Real estate and real estate joint ventures held-for-investment	252	242
Short-term investments	5	62
Other invested assets	236	644

Total investments	44,996	45,747
Cash and cash equivalents	754	255
Accrued investment income	505	517
Deferred income tax assets	665	754
Premiums and other receivables	195	156

Total assets designated to the closed block	47,115	47,429

Excess of closed block liabilities over assets designated to the closed block	4,297	4,381

Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax of $231 and $457, respectively	409	812
Unrealized gains (losses) on derivative instruments, net of income tax of ($18) and ($18), respectively	(33)	(32)
Allocated to policyholder dividend obligation, net of income tax of ($135) and ($381), respectively	(242)	(681)

Total amounts included in accumulated other comprehensive income (loss)	134	99

Maximum future earnings to be recognized from closed block assets and liabilities	$4,431	$4,480

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation is as follows:

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
	(In millions)

Balance at beginning of period	$1,063	$1,607
Impact on revenues, net of expenses and income tax	—	(114)
Change in unrealized investment and derivative gains (losses)	(685)	(430)

Balance at end of period	$378	$1,063

Information regarding the closed block revenues and expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$707	$730	$1,383	$1,428
Net investment income and other revenues	580	578	1,163	1,172
Net investment gains (losses)	37	(51)	50	(115)

Total revenues	1,324	1,257	2,596	2,485

Expenses
Policyholder benefits and claims	864	867	1,672	1,688
Policyholder dividends	371	366	738	732
Change in policyholder dividend obligation	—	(27)	—	(115)
Other expenses	58	63	117	127

Total expenses	1,293	1,269	2,527	2,432

Revenues, net of expenses before income tax	31	(12)	69	53
Income tax	11	(5)	24	18

Revenues, net of expenses and income tax	$20	$(7)	$45	$35

The change in the maximum future earnings of the closed block is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Balance at end of period	$4,431	$4,510	$4,431	$4,510
Less:
Cumulative effect of a change in accounting principle, net of income tax	—	—	(4)	—
Balance at beginning of period	4,451	4,503	4,480	4,545

Change during period	$(20)	$7	$(45)	$(35)

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Metropolitan Life charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. Metropolitan Life also charges the closed block for expenses of maintaining the policies included in the closed block.

6.	Debt

The following represent significant changes in debt from the amounts reported in Note 10 of Notes to the Consolidated Financial Statements included in the 2006 Annual Report:

On May 24, 2007, MetLife Reinsurance Company of South Carolina (“MRSC”), a subsidiary, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution (the “Lender”) that provides up to $3.5 billion of Regulation AXXX statutory reserve support for MRSC to be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, the Company entered into a total return swap with the Lender under which MetLife, Inc. is entitled to the total return of the investment portfolio held by a trust (the “Trust”) established in connection with this financing arrangement in exchange for the payment of a stated rate of return to the Lender of LIBOR plus 70 basis points. The Company may also be required to make payments to the Lender related to any decline in the market value of the assets held by the Trust, as well as amounts outstanding upon maturity or early termination of the Trust. The Trust holding the investment portfolio is considered to be a VIE and the Company is deemed to be the primary beneficiary in the Trust thus requiring consolidation in the Company’s financial statements. The assets of the Trust have been recorded as fixed maturity investments and cash and cash equivalents. The consolidated statements of income report the investment return on the assets within the Trust as investment income and the cost of the financing arrangement is reflected in interest expense. At June 30, 2007, $2.3 billion was drawn upon under the financing arrangement and is included in long-term debt.

In March 2007, Reinsurance Group of America, Incorporated (“RGA”) issued $300 million of 10-year senior notes with a fixed rate of 5.625%, payable semiannually. RGA used $50 million of the net proceeds of the offering to repay existing debt during the six months ended June 30, 2007.

During the six months ended June 30, 2007, MetLife Bank, National Association, a national bank (“MetLife Bank” or “MetLife Bank, N.A.”) received advances totaling $140 million from the Federal Home Loan Bank of New York (“FHLB of NY”), which were included in long-term debt. MetLife Bank also made repayments of $175 million to the FHLB of NY during the six months ended June 30, 2007.

Credit Facilities.  In June 2007, the Holding Company and MetLife Funding (collectively, the “Borrowers”) entered into a $3.0 billion credit agreement with various institutional lenders, the proceeds of which are available to be used for general corporate purposes, to support the Borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding for one year. The $1.5 billion credit agreement, dated as of April 22, 2005 and the $1.5 billion credit agreement, amended and restated as of August 15, 2006, effective December 21, 2006, were both terminated in June 2007.

The Company maintains committed and unsecured credit facilities aggregating $3.9 billion as of June 30, 2007. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at June 30, 2007 $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information on these credit facilities as of June 30, 2007 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012(1)	$3,000	$781	$—	$2,219
MetLife Bank, N.A.	July 2007(2)	200	—	—	200
Reinsurance Group of America, Incorporated	May 2008	30	—	30	—
Reinsurance Group of America, Incorporated	September 2010	600	345	—	255
Reinsurance Group of America, Incorporated	March 2011	42	—	13	29

Total		$3,872	$1,126	$43	$2,703

(1)	This facility serves as a back up line of credit for the Company’s commercial paper programs. The Borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015.

(2)	On August 1, 2007, this facility renewed for one year.

Committed Facilities.  Information on committed facilities as of June 30, 2007 is as follows:

			Letter of
			Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016(1)	$500	$490	$10	9
Exeter Reassurance Company Ltd.	March 2025(2)	250	250	—	17
Exeter Reassurance Company Ltd.	June 2025 (2)	325	92	233	18
Exeter Reassurance Company Ltd.	June 2025(2)	225	225	—	18
Exeter Reassurance Company Ltd.	December 2026(2)	901	132	769	19
Exeter Reassurance Company Ltd.	December 2027(2)	650	330	320	20
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037(3)	3,500	—	1,246	30

Total		$6,351	$1,519	$2,578

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	The facility has an initial term of 30 years, which may be extended by agreement of the Company and the Lender on each anniversary of the closing of the facility for an additional one-year period. As of June 30, 2007, $2.3 billion was drawn upon under the financing arrangement and is included in long-term debt.

In May 2007, MRSC terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various institutional lenders on April 25, 2005. In its place the Company entered into a 30-year collateral financing arrangement as described previously.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2007.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of the Plan and the adequacy and accuracy of Metropolitan Life’s disclosure to policyholders regarding the Plan. The actions discussed below name as defendants some or all of Metropolitan Life, the Holding Company, individual directors, and the New York Superintendent of Insurance. Metropolitan Life, the Holding Company, and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages against Metropolitan Life, the Holding Company, and individual directors. On January 30, 2007, the trial court signed an order certifying a litigation class for plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect to a common law fraud claim. Plaintiffs and defendants have filed notices of appeal from this order.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Claims asserted against Metropolitan Life have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. Metropolitan Life’s defenses (beyond denial of certain factual allegations) include that: (i) Metropolitan Life owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of Metropolitan Life; (iii) Metropolitan Life’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. Since 2002, trial courts in California, Utah, Georgia, New York, Texas, and Ohio have granted motions dismissing claims against Metropolitan Life. Some courts have denied Metropolitan Life’s motions to dismiss. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life intends to continue to defend aggressively against claims based on asbestos exposure.

As reported in the 2006 Annual Report, Metropolitan Life received approximately 7,870 asbestos-related claims in 2006. During the six months ended June 30, 2007 and 2006, Metropolitan Life received approximately 2,599 and 3,886 new asbestos-related claims, respectively. See Note 15 of Notes to Consolidated Financial Statements included in the 2006 Annual Report for historical information concerning asbestos claims and MetLife’s

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. Metropolitan Life’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law, and its past experiences: (i) the reasonably probable and estimable liability for asbestos claims already asserted against Metropolitan Life, including claims settled but not yet paid; (ii) the reasonably probable and estimable liability for asbestos claims not yet asserted against Metropolitan Life, but which Metropolitan Life believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying Metropolitan Life’s analysis of the adequacy of its liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

Metropolitan Life regularly reevaluates its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through June 30, 2007.

The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict with any certainty the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against Metropolitan Life when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.

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

During 1998, Metropolitan Life paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1.5 billion, which is in excess of a $400 million self-insured retention. The asbestos-related policies are also subject to annual and per claim sublimits. Amounts exceeding the sublimits during 2006 were not material. The Company continues to study per claim averages and there can be no assurance as to the number and cost of claims resolved in the future, including related defense costs, and the applicability of the sublimits to these costs. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by Metropolitan Life in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company’s operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company’s liquidity.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Each asbestos-related policy contains an experience fund and a reference fund that provides for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s (“S&P”) 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each of 2003, 2004, 2005, 2006 and 2007 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $56.1 million with respect to claims for the period of 2002 through 2006 and are estimated, as of June 30, 2007, to be approximately $73.1 million in the aggregate, including future years.

Sales Practices Claims

Over the past several years, Metropolitan Life; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); General American Life Insurance Company (“General American”); Walnut Street Securities, Inc. (“Walnut Street”) and MetLife Securities, Inc. (“MSI”) have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

As of June 30, 2007, there were approximately 162 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. In April 2007, Metropolitan Life and General American settled a large number of individual sales practices litigation matters which had been brought in Pennsylvania state court. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Stern v. Metropolitan Casualty Ins. Co. (S.D. Fla., filed October 18, 1999).  A putative class action seeking compensatory damages and injunctive relief has been filed against MPC’s subsidiary, Metropolitan Casualty Insurance Company, in Florida alleging breach of contract and unfair trade practices with respect to allowing the use of parts not made by the original manufacturer to repair damaged automobiles. Discovery is ongoing and a motion for class certification is pending. The Company is vigorously defending against the claims in this matter.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion for class certification has been filed and briefed. A third putative nationwide class action relating to the payment of medical provider fees was recently filed against MPC in Minnesota. Davis Chiropractic, PA, et. al. v. MetLife Auto & Home and Metropolitan Property and Casualty Ins. Co. (D. Minn., filed July 9, 2007).The Company is vigorously defending against the claims in these matters.

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

The People of the State of California, by and through John Garamendi, Ins. Commissioner of the State of California v. MetLife, Inc., et al. (Cal. Super. Ct., County of San Diego, filed November 18, 2004).  The California Insurance Commissioner filed suit against Metropolitan Life and other non-affiliated companies alleging that the defendants violated certain provisions of the California Insurance Code. This action sought injunctive relief relating to compensation disclosures. Pursuant to an April 2007 settlement reached between Metropolitan Life and the California Insurance Commissioner, Metropolitan Life has been dismissed from this lawsuit.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).   In this multi-district proceeding, plaintiffs filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated amended complaint alleged that

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Holding Company, Metropolitan Life, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. On April 5, 2007, the court granted defendants’ motion to dismiss the RICO and antitrust claims but allowed plaintiffs an opportunity to submit a new pleading. In May 2007, plaintiffs filed a second amended complaint. In June, the Company moved to dismiss the RICO, antitrust, and ERISA claims in the second amended complaint and moved for summary judgment on the ERISA claims. Two other pending broker-related lawsuits transferred to the New Jersey federal court presiding over the multi-district proceeding may be consolidated into the multi-district proceeding or remanded to state court.

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

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Department and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. Metropolitan Life was initially a named defendant but the action has been discontinued as to Metropolitan Life since it did not own the properties during the time period in question. This group of tenants claim that the MetLife entities, and since the sale of the properties, Tishman Speyer as current owner, improperly charged market rents when only lower regulated rents were permitted. The allegations are based on the impact of so-called J-51 tax abatements. The lawsuit seeks declaratory relief and damages. A second purported class action, originally titled Carroll v. Tishman Speyer Properties, et. al (Sup. Ct., N.Y. County, filed February 14, 2007), was filed against the

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

same defendants alleging similar claims as in the Roberts case and, in addition, includes a claim of unjust enrichment and purported violation of New York General Business Law Section 349. The Carroll action was consolidated into the Roberts action. A motion to dismiss was filed in the consolidated lawsuit and oral argument was heard on May 15, 2007. The Company is vigorously defending against these claims.

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

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against Metropolitan Life, MetLife Securities, Inc. and MetLife Investment Advisors Company, LLC. Plaintiff asserts legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products (as opposed to non-proprietary products) by the Company’s agency distribution group. Plaintiff seeks rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. The Company is vigorously defending against the claims in this matter.

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MetLife Life and Annuity Company of Connecticut (“MLAC”)), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. In June 2007, the matter was settled as to all defendants.

Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust lawsuits filed in various state and federal courts. On April 9, 2007, the court in the federal multi-district welding litigation, In re Welding Fume Products Liability Litigation (N.D. Ohio, filed June 24, 2003), issued a decision granting Metropolitan Life summary judgment. The time to appeal this decision has expired. The Company is continuing to vigorously defend against the remaining claims.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

In 2007, the Company received $39 million based upon the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company. Also during the six months ended June 30, 2007, the Company reduced legal liabilities by $38 million resulting from the settlement of certain cases.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $5.3 billion and $3.0 billion at June 30, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.6 billion and $4.0 billion at June 30, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.7 billion and $1.9 billion at June 30, 2007 and December 31, 2006, respectively.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $2.2 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the six months ended June 30, 2007, the Company recorded a $1 million liability with respect to a guarantee previously provided to MLII, a former affiliate. The Company’s recorded liabilities at June 30, 2007 and December 31, 2006 for indemnities, guarantees and commitments were $6 million and $5 million, respectively.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $1.8 billion at June 30, 2007. The credit default swaps expire at various times during the next ten years.

8.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. As of June 30, 2007, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The cash balance formula utilizes hypothetical or notional accounts, which credit participants with benefits equal to a percentage of eligible pay as well as earnings credits. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

The Subsidiaries have issued group annuity and life insurance contracts supporting 98% of all pension and postretirement employee benefit plan assets sponsored by the Subsidiaries.

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
				(In millions)

Service cost	$42	$40	$83	$80	$7	$8	$14	$17
Interest cost	88	80	178	165	26	28	52	58
Expected return on plan assets	(126)	(110)	(254)	(225)	(22)	(19)	(44)	(40)
Amortization of prior service cost (credit)	3	3	6	5	(9)	(9)	(18)	(18)
Amortization of net actuarial (gains) losses	17	31	34	64	—	5	—	11

Net periodic benefit cost	$24	$44	$47	$89	$2	$13	$4	$28

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In millions)

Amortization of prior service cost (credit)	$3	$(9)	$6	$(18)
Amortization of net actuarial (gains) losses	17	—	34	—

Subtotal	20	(9)	40	(18)
Deferred income tax	(7)	3	(15)	6

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax	$13	$(6)	$25	$(12)

As disclosed in Note 16 of Notes to the Consolidated Financial Statements included in the 2006 Annual Report, the Company expected to make discretionary contributions of up to $150 million to the Subsidiaries’ qualified pension plans during 2007. As of June 30, 2007, no discretionary contributions were made to those plans and the Company no longer anticipates making any discretionary contributions to the qualified plans for the year ended December 31, 2007. The Company funds benefit payments for its non-qualified pension and other postretirement plans as required through its general assets.

9.	Equity

Preferred Stock

During the three months ended June 30, 2007 and 2006, the Company paid preferred stock dividends of $34 million and $33 million, respectively, and for the six months ended June 30, 2007 and 2006, the Company paid preferred stock dividends of $68 million and $66 million, respectively.

See Note 17 of Notes to Consolidated Financial Statements included in the 2006 Annual Report for further information.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Common Stock

On February 27, 2007, the Company’s Board of Directors authorized a $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized on October 26, 2004. Under this authorization, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions.

In March 2007, the Company repurchased 11.9 million shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Company from third parties and purchased common stock in the open market to return to such third parties. In June 2007, the Holding Company paid a cash adjustment of $17 million for a final purchase price of $767 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

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

During the six months ended June 30, 2007 and 2006, 2.7 million and 1.6 million shares of common stock were issued from treasury stock for $118 million and $54 million, respectively. At June 30, 2007, $441 million remains on the Company’s February 27, 2007 common stock repurchase program.

Stock-Based Compensation Plans

Overview

Effective January 1, 2006, the Company adopted, using the modified prospective transition method, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(r)”), which replaces SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of SFAS 123(r) did not have a significant impact on the Company’s financial position or results of operations. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. SFAS 123(r) also requires an estimation of future forfeitures of stock-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

Description of Plans

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), authorized the granting of awards in the form of options to buy shares of the Company’s common stock (“Stock Options”) that either qualify as incentive Stock Options under Section 422A of the Internal Revenue Code or are non-qualified. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “Directors Stock Plan”), authorized the granting of awards in the form of the Company’s common stock, non-qualified Stock Options, or a combination of the foregoing to outside Directors of the Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the “2005 Stock Plan”), awards granted may be in the form of Stock Options, Stock Appreciation Rights, Restricted

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The Stock Incentive Plan, Directors Stock Plan, 2005 Stock Plan, the 2005 Directors Stock Plan and the Long Term Performance Compensation Plan (“LTPCP”), as described below, are hereinafter collectively referred to as the “Incentive Plans.”

As of June 30, 2007, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 60,747,360 and 1,918,170, respectively.

Compensation expense of $35 million and $94 million, and income tax benefits of $12 million and $33 million, related to the Incentive Plans was recognized for the three months and six months ended June 30, 2007, respectively. Compensation expense of $24 million and $74 million, and income tax benefits of $8 million and $25 million, related to the Incentive Plans was recognized for the three months and six months ended June 30, 2006, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until attainment of retirement eligibility, a greater proportion of the aggregate grant date fair value for awards granted on or after January 1, 2006 is recognized immediately on the grant date.

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

During the six months ended June 30, 2007, the Company granted 3,175,400 Stock Option awards with a weighted average exercise price of $62.82 for which the total fair value on the date of grant was $56 million. The number of Stock Options outstanding as of June 30, 2007 was 25,583,265 with a weighted average exercise price of $38.45.

Compensation expense of $10 million and $34 million related to Stock Options was recognized for the three months and six months ended June 30, 2007, respectively, and $12 million and $35 million related to Stock Options was recognized for the three months and six months ended June 30, 2006, respectively.

As of June 30, 2007, there was $57 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.97 years.

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

During the six months ended June 30, 2007, the Company granted 913,625 Performance Share awards for which the total fair value on the date of grant was $56 million. The number of Performance Shares outstanding as of June 30, 2007 was 2,743,825 with a weighted average fair value of $48.39. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period.

Compensation expense of $25 million and $60 million related to Performance Shares was recognized for the three months and six months ended June 30, 2007, respectively, and $8 million and $32 million related to Performance Shares was recognized for the three months and six months ended June 30, 2006, respectively.

As of June 30, 2007, there was $68 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 2.17 years.

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

The final LTPCP concluded during the six months ended June 30, 2007. Final Opportunity Awards in the amount of 618,375 shares of the Company’s common stock and $16 million in cash were paid on April 18, 2007. No significant compensation expense related to LTPCP was recognized during the three months and six months ended June 30, 2007. Compensation expense of $4 million and $7 million related to Opportunity Awards was recognized for the three months and six months ended June 30, 2006.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Net income	$1,163	$650	$2,180	$1,397
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	(13)	(32)	(27)	(31)
Unrealized investment gains (losses), net of related offsets and income tax	(1,767)	(1,578)	(1,502)	(2,901)
Foreign currency translation adjustment, net of income tax	79	29	106	29
Defined benefit plans adjustment, net of income tax	7	—	13	—

Other comprehensive income (loss):	(1,694)	(1,581)	(1,410)	(2,903)

Comprehensive income (loss)	$(531)	$(931)	$770	$(1,506)

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In milions)

Compensation	$898	$842	$1,764	$1,664
Commissions	987	983	1,912	1,897
Interest and debt issue cost	267	214	519	425
Amortization of DAC and VOBA	699	487	1,479	1,090
Capitalization of DAC	(944)	(890)	(1,795)	(1,773)
Rent, net of sublease income	77	66	151	136
Minority interest	53	68	137	127
Insurance tax	182	162	363	322
Other	615	611	1,200	1,150

Total other expenses	$2,834	$2,543	$5,730	$5,038

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except share and per share data)

Weighted average common stock outstanding for basic earnings per common share	744,491,940	763,063,769	748,444,029	762,588,178
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	7,493,935	—	6,733,685	—
Exercise or issuance of stock-based awards	11,570,435	6,843,470	10,852,822	6,859,225

Weighted average common stock outstanding for diluted earnings per common share	763,556,310	769,907,239	766,030,536	769,447,403

Earnings per common share:
Income from continuing operations	$1,156	$593	$2,183	$1,323
Preferred stock dividends	34	33	68	66

Income from continuing operations available to common shareholders	$1,122	$560	$2,115	$1,257

Basic	$1.51	$0.73	$2.83	$1.65

Diluted	$1.47	$0.73	$2.76	$1.63

Net income	$1,163	$650	$2,180	$1,397
Preferred stock dividends	34	33	68	66

Net income available to common shareholders	$1,129	$617	$2,112	$1,331

Basic	$1.52	$0.81	$2.82	$1.75

Diluted	$1.48	$0.80	$2.76	$1.73

The Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units include stock purchase contracts issued by the Company. The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the period ended June 30, 2007, the average closing price for each of the 20 trading days before June 30, 2007, was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2007 and 2006. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Three Months Ended			Auto &			Corporate &
June 30, 2007	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$3,074	$1,098	$738	$777	$1,208	$8	$6,903
Universal life and investment-type product policy fees	186	880	—	241	—	—	1,307
Net investment income	2,089	1,805	49	271	266	357	4,837
Other revenues	177	155	8	3	19	49	411
Net investment gains (losses)	(206)	(78)	—	20	(14)	39	(239)
Policyholder benefits and claims	3,385	1,395	446	639	979	11	6,855
Interest credited to policyholder account balances	772	495	—	81	117	—	1,465
Policyholder dividends	—	432	—	—	—	—	432
Other expenses	618	981	204	389	329	313	2,834

Income (loss) from continuing operations before provision (benefit) for income tax	545	557	145	203	54	129	1,633
Provision (benefit) for income tax	184	190	36	60	20	(13)	477
Income (loss) from discontinued operations, net of income tax	1	—	—	(16)	—	22	7

Net income	$362	$367	$109	$127	$34	$164	$1,163

For the Three Months Ended			Auto &			Corporate &
June 30, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$2,836	$1,102	$726	$676	$1,078	$10	$6,428
Universal life and investment-type product policy fees	201	790	—	194	—	—	1,185
Net investment income	1,756	1,689	42	215	155	302	4,159
Other revenues	169	135	8	4	13	6	335
Net investment gains (losses)	(364)	(287)	(4)	—	(14)	(87)	(756)
Policyholder benefits and claims	3,108	1,359	431	550	871	12	6,331
Interest credited to policyholder account balances	620	518	—	68	48	—	1,254
Policyholder dividends	—	422	1	1	—	1	425
Other expenses	559	816	211	344	271	342	2,543

Income (loss) from continuing operations before provision (benefit) for income tax	311	314	129	126	42	(124)	798
Provision (benefit) for income tax	99	106	30	36	15	(81)	205
Income (loss) from discontinued operations, net of income tax	(3)	—	—	11	—	49	57

Net income	$209	$208	$99	$101	$27	$6	$650

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Six Months Ended			Auto &			Corporate &
June 30, 2007	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$6,199	$2,173	$1,454	$1,492	$2,334	$16	$13,668
Universal life and investment-type product policy fees	377	1,733	—	477	—	—	2,587
Net investment income	4,004	3,537	97	521	472	727	9,358
Other revenues	367	301	19	16	37	55	795
Net investment gains (losses)	(294)	(63)	12	44	(20)	44	(277)
Policyholder benefits and claims	6,860	2,758	876	1,231	1,881	22	13,628
Interest credited to policyholder account balances	1,498	1,002	—	159	182	—	2,841
Policyholder dividends	—	854	1	1	—	—	856
Other expenses	1,218	2,030	406	776	654	646	5,730

Income (loss) from continuing operations before provision (benefit) for income tax	1,077	1,037	299	383	106	174	3,076
Provision (benefit) for income tax	364	355	77	109	38	(50)	893
Income (loss) from discontinued operations, net of income tax	5	—	—	(47)	—	39	(3)

Net income	$718	$682	$222	$227	$68	$263	$2,180

For the Six Months Ended			Auto &			Corporate &
June 30, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$5,825	$2,184	$1,450	$1,307	$2,071	$19	$12,856
Universal life and investment-type product policy fees	402	1,580	—	378	—	—	2,360
Net investment income	3,516	3,430	87	426	330	565	8,354
Other revenues	339	260	15	8	28	13	663
Net investment gains (losses)	(685)	(550)	(3)	11	(7)	(116)	(1,350)
Policyholder benefits and claims	6,472	2,624	883	1,053	1,684	20	12,736
Interest credited to policyholder account balances	1,209	994	—	137	111	—	2,451
Policyholder dividends	—	841	2	3	—	—	846
Other expenses	1,092	1,667	412	668	546	653	5,038

Income (loss) from continuing operations before provision (benefit) for income tax	624	778	252	269	81	(192)	1,812
Provision (benefit) for income tax	201	265	62	83	28	(150)	489
Income (loss) from discontinued operations, net of income tax	(1)	(1)	—	19	—	57	74

Net income	$422	$512	$190	$205	$53	$15	$1,397

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30,	December 31,
	2007	2006
	(In millions)

Institutional	$202,478	$190,963
Individual	253,433	243,604
Auto & Home	5,745	5,467
International	25,196	22,724
Reinsurance	20,126	18,818
Corporate & Other	45,586	46,139

Total	$552,564	$527,715

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2007 and 2006. Revenues from U.S. operations were $11.4 billion and $22.6 billion for the three months and six months ended June 30, 2007, respectively, which both represented 86% of consolidated revenues. Revenues from U.S. operations were $9.8 billion and $19.9 billion for the three months and six months ended June 30, 2006, respectively, which both represented 87% of consolidated revenues.

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

The following information presents the components of income (loss) from discontinued real estate operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Investment income	$—	$65	$7	$131
Investment expense	—	(38)	(4)	(84)
Net investment gains (losses)	—	(3)	5	(8)

Total revenues	—	24	8	39
Provision (benefit) for income tax	—	8	3	14

Income (loss) from discontinued operations, net of income tax	$—	$16	$5	$25

The carrying value of real estate related to discontinued operations was $1 million and $8 million at June 30, 2007 and December 31, 2006, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the discontinued real estate operations by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Net investment income
Institutional	$1	$2	$3	$6
Individual	—	2	—	2
Corporate & Other	(1)	23	—	39

Total net investment income	$—	$27	$3	$47

Net investment gains (losses)
Institutional	$—	$(7)	$5	$(7)
Individual	—	(2)	—	(4)
Corporate & Other	—	6	—	3

Total net investment gains (losses)	$—	$(3)	$5	$(8)

In the fourth quarter of 2006, the Company closed the sale of its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Company’s subsidiary, Metropolitan Tower Life Insurance Company. Net investment income on these properties was $18 million and $29 million for the three months and six months ended June 30, 2006, respectively. The sale resulted in a gain of $3 billion, net of income tax, during the fourth quarter of 2006.

Operations

During the first quarter of 2007, MetLife Insurance Limited (“MetLife Australia”), a subsidiary, entered into an agreement to sell its annuities and pension business to a third party. Accordingly, the Company reclassified the assets and liabilities of the annuities and pension business within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $34 million, net of income tax, for the three months ended March 31, 2007 and $7 million, net of income tax, for the three months ended June 30, 2007 because the Company no longer had the intent to hold such securities. The sale is expected to close in 2007 after obtaining government approvals.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amounts related to the operations and financial position of MetLife Australia’s annuities and pension benefits that have been combined with the discontinued real estate operations in the unaudited interim condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$27	$14	$52	$47
Expenses	26	20	47	41

Income before provision for income tax	1	(6)	5	6
Provision for income tax	—	5	1	9

Income from discontinued operations, net of income tax	1	(11)	4	(3)
Net investment gain (loss), net of income tax	6	22	(28)	22

Income (loss) from discontinued operations, net of income tax	$7	$11	$(24)	$19

	June 30,	December 31,
	2007	2006
	(In millions)

Fixed maturity securities	$1,514	$1,500
Equity securities	7	37
Deferred policy acquisition costs	9	13
Other assets	30	13

Total assets held-for-sale	$1,560	$1,563

Policyholder account balances	$1,616	$1,595

Total liabilites held-for-sale	$1,616	$1,595

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

14.	Subsequent Events

On August 1, 2007, the FHLB of NY renewed the credit facility with MetLife Bank for one year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“Metropolitan Life”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults; (iv) unanticipated changes in industry trends; (v) catastrophe losses; (vi) ineffectiveness of risk management policies and procedures; (vii) changes in accounting standards, practices and/or policies; (viii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiv) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (xv) deterioration in the experience of the “closed block” established in connection with the reorganization of Metropolitan Life; (xvi) economic, political, currency and other risks relating to the Company’s international operations; (xvii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xviii) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xix) other risks and uncertainties described from time to time in MetLife’s filings with the SEC.

The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Executive Summary

MetLife is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its domestic and international subsidiaries and affiliates, MetLife offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other.

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006

The Company reported $1,129 million in net income available to common shareholders and earnings per diluted common share of $1.48 for the three months ended June 30, 2007 compared to $617 million in net income available to common shareholders and earnings per diluted common share of $0.80 for the three months ended June 30, 2006. Net income available to common shareholders increased by $512 million, or 83%, for the three months ended June 30, 2007 compared to the 2006 period.

The increase in net income available to common shareholders was primarily due to a decrease in net investment losses of $336 million, net of income tax, mainly due to a reduction of losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, and decreased losses from the mark-to-market on derivatives and foreign currency transactions due to a smaller decline in the U.S. dollar against several major currencies, partially offset by reduced gains on real estate and real estate joint ventures. Net investment income also increased by $441 million, net of income tax, primarily due to an increase in the average asset base and an increase in yields. In addition, the net effect of increases in premiums, fees and other revenues of $437 million, net of income tax, across all of the Company’s operating segments and increases in policyholder benefit and claims and policyholder dividends of $345 million, net of income tax, was attributable to overall business growth.

The increase in net income available to common shareholders was partially offset by an increase in other expenses of $189 million, net of income tax, an increase in interest credited to policyholder account balances of $137 million, net of income tax, associated with an increase in the average policyholder account balances and a decrease in income from discontinued operations of $50 million, net of income tax. The increase in other expenses was primarily due to higher DAC amortization resulting from lower net investment losses in the current period, as well as the net effect of revisions to management’s assumptions used to determine estimated gross profits and margins in the current and prior year periods. In addition, other expenses increased due to higher compensation, interest expense on debt and interest on tax contingencies, the impact of revisions to certain liabilities in both periods, higher general spending and expenses related to growth initiatives, partially offset by lower legal costs, lower corporate support expenses and lower integration costs. The decrease in income from discontinued operations was primarily due to a gain in the three months ended June 30, 2006 related to additional proceeds from the sale of SSRM Holdings, Inc. (“SSRM”) and a decrease in net investment income from discontinued operations related to real estate properties sold or held-for sale during the three months ended June 30, 2007 as compared to the 2006 period.

The remainder of the variance is due to the change in effective tax rates between periods.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006

The Company reported $2,112 million in net income available to common shareholders and earnings per diluted common share of $2.76 for the six months ended June 30, 2007 compared to $1,331 million in net income available to common shareholders and earnings per diluted common share of $1.73 for the six months ended June 30, 2006. Net income available to common shareholders increased by $781 million, or 59%, for the six months ended June 30, 2007 compared to the 2006 period.

The increase in net income available to common shareholders was primarily due to a decrease in net investment losses of $697 million, net of income tax, mainly due to a reduction of losses on fixed maturity securities resulting principally from 2006 portfolio repositioning in a rising interest rate environment, decreased losses from the mark-to-market on derivatives and foreign currency transactions due to a smaller decline in the U.S. dollar against several major currencies, partially offset by reduced gains on real estate and real estate joint ventures. Net investment income also increased by $653 million, net of income tax, primarily due to an increase in the average asset base and an increase in yields. In addition, the net effect of increases in premiums, fees and other revenues of $761 million, net of income tax, across all of the Company’s operating segments and increases in policyholder benefit and claims and policyholder dividends of $586 million, net of income tax, was attributable to overall business growth.

The increase in net income available to common shareholders was partially offset by an increase in other expenses of $450 million, net of income tax, an increase in interest credited to policyholder account balances of $254 million, net of income tax, associated with an increase in the average policyholder account balances and a decrease in income from discontinued operations of $77 million, net of income tax. The increase in other expenses was primarily due to higher DAC amortization resulting from lower net investment losses in the current period, revisions to management’s assumption used to determine estimated gross profits and margins in the current year period, as well as an increase in DAC. In addition, other expenses increased due to higher compensation, interest expense on debt and interest on tax contingencies, the impact of revisions to certain liabilities in both periods, asset write-offs, higher general spending and expenses related to growth initiatives, partially offset by lower legal costs, lower corporate support expenses and lower integration costs. The decrease in income from discontinued operations was primarily due to a loss from the pending sale of the annuities and pension business of MetLife Insurance Limited (“MetLife Australia”), a subsidiary, a decrease in net investment income from discontinued operations related to real estate properties sold or held-for sale during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 and a gain related to additional proceeds from the sale of SSRM which was recorded during the six months ended June 30, 2007, which was more than offset by a gain related to additional proceeds from the sale of SSRM which was recorded during the six months ended June 30, 2006.

The remainder of the variance is due to the change in effective tax rates between periods.

Acquisition and Dispositions

On June 28, 2007, the Company acquired the remaining 50% interest in a joint venture in Hong Kong, MetLife Fubon Limited (“Fubon”), for $56 million in cash, resulting in Fubon becoming a consolidated subsidiary of the Company. The transaction was treated as a step acquisition, and as of June 30, 2007, total assets and liabilities of Fubon of $839 million and $735 million, respectively, are included in the Company’s consolidated balance sheet. The Company’s investment for the first 50% interest in Fubon was $48 million. The Company used the equity method of accounting. The Company’s share of the joint venture’s results for the six months ended June 30, 2007, was a loss of $3 million. The fair value of the assets acquired and the liabilities assumed in the step acquisition as of June 30, 2007, was $427 million and $371 million, respectively. No additional goodwill was recorded as a part of the step acquisition. As a result of this acquisition, additional VOBA and value of distribution agreements of $45 million and $5 million, respectively, were recorded and both have a weighted average amortization period of 16 years.

On June 1, 2007, the Company completed the sale of its Bermuda insurance subsidiary, MetLife International Insurance, Ltd. (“MLII”), to a third party for $33 million in cash consideration, resulting in a gain upon disposal of $3 million, net of income tax. The net assets of MLII at disposal were $27 million. A liability of $1 million was recorded with respect to a guarantee provided in connection with this disposition.

During the first quarter of 2007, MetLife Australia, entered into an agreement to sell its annuities and pension business to a third party. Accordingly, the Company reclassified the assets and liabilities of the annuities and pension business within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $34 million, net of income tax, for the three months ended March 31, 2007 and $7 million, net of income tax, for the three months ended June 30, 2007 because the Company no longer had the intent to hold such securities. The sale is expected to close in 2007 after obtaining government approvals.

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

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. The PPA is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 on September 2, 1974. The provisions of the PPA may have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets over time. The impact of the legislation may have a positive effect on the life insurance and financial services industries in the future.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-

term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of $70 million for this factor.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$6,903	$6,428	$13,668	$12,856
Universal life and investment-type product policy fees	1,307	1,185	2,587	2,360
Net investment income	4,837	4,159	9,358	8,354
Other revenues	411	335	795	663
Net investment gains (losses)	(239)	(756)	(277)	(1,350)

Total revenues	13,219	11,351	26,131	22,883

Expenses
Policyholder benefits and claims	6,855	6,331	13,628	12,736
Interest credited to policyholder account balances	1,465	1,254	2,841	2,451
Policyholder dividends	432	425	856	846
Other expenses	2,834	2,543	5,730	5,038

Total expenses	11,586	10,553	23,055	21,071

Income from continuing operations before provision for income tax	1,633	798	3,076	1,812
Provision for income tax	477	205	893	489

Income from continuing operations	1,156	593	2,183	1,323
Income (loss) from discontinued operations, net of income tax	7	57	(3)	74

Net income	1,163	650	2,180	1,397
Preferred stock dividends	34	33	68	66

Net income available to common shareholders	$1,129	$617	$2,112	$1,331

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006 — The Company

Income from Continuing Operations

Income from continuing operations increased by $563 million, or 95%, to $1,156 million for the three months ended June 30, 2007 from $593 million for the comparable 2006 period.

The following table provides the change from the prior year period in income from continuing operations by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Corporate & Other	$185	33%
Individual	159	28
Institutional	149	26
International	53	10
Auto & Home	10	2
Reinsurance	7	1

Total change, net of income tax	$563	100%

Corporate & Other’s income from continuing operations increased primarily due to a decrease in net investment losses, higher net investment income, an increase in other revenues, lower legal costs, an increase in tax benefits, lower corporate support expenses and lower integration costs, partially offset by higher interest expense on debt, interest on tax contingencies, and interest credited to bankholder deposits.

The Individual segment’s income from continuing operations increased primarily due to a decrease in net investment losses and increased fee income related to the growth in separate account products, as well as higher net investment income from blocks of business not driven by interest margins, an increase in interest margins, a decrease in interested credited to policyholder account balances and favorable underwriting, partially offset by higher DAC amortization, higher expenses, an increase in the closed block related policyholder dividend obligation, an increase in policyholder dividends and higher annuity benefits.

The Institutional segment’s income from continuing operations increased primarily due to lower net investment losses, an increase in interest margins and favorable underwriting results, partially offset by higher expenses primarily related to DAC amortization associated with Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”), and the impact of revisions to certain liabilities in both periods.

The International segment’s income from continuing operations increased primarily due to an increase in net investment gains and an increase in Brazil’s income from continuing operations almost entirely due to the impact in the prior year period of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business. South Korea’s income from continuing operations increased due to continued growth in its variable universal life business, as well as lower DAC amortization. Japan’s income from continuing operations increased due to business growth, partially offset by the adverse impact of foreign currency exchange rates. Argentina’s income from continuing operations increased due to higher premiums and higher net investment income. Argentina also benefited in both the current and prior year periods from the utilization of tax loss carryforwards against which valuation allowances had previously been established. In addition, income from continuing operations increased in Australia, Chile, and Hong Kong all due to continued growth of the in-force business. Partially offsetting these increases in income from continuing operations was a decrease in Mexico’s income from continuing operations primarily due to a smaller decrease in certain policyholder liabilities caused by a lower decrease in the unrealized investment gains on invested assets supporting those liabilities during the period, a decrease in policyholder benefits in the prior year period, lower DAC amortization in the prior year period, partially offset by growth in its institutional and universal life business. Taiwan’s income from continuing operations decreased primarily due to higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. In addition, Ireland’s income from continuing operations decreased due to higher start-up expenses, partially offset by higher investment income. The home office incurred higher economic capital charges and investment expenses, as well as a contingent tax expense.

The Auto & Home segment’s income from continuing operations increased primarily due to an increase in premiums, a decrease in other expenses, an increase in net investment income, favorable development of prior year loss reserves, a decrease in net investment losses and a decrease in catastrophe losses. These increases were partially offset by higher claim frequencies, higher earned exposures, a reduction in average earned premiums per policy and higher losses due to severity.

The Reinsurance segment’s income from continuing operations increased primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business and favorable claim experience, both in the U.S. and international operations, an increase in net investment income due to growth in the asset base and an increase in other revenues, partially offset by an increase in other expenses, primarily related to expenses associated with DAC, interest expense associated with the implementation of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), and debt issuance costs, minority interest expense and compensation and overhead related expenses.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $673 million, or 8%, to $8,621 million for the three months ended June 30, 2007 from $7,948 million for the comparable 2006 period.

The following table provides the change from the prior year period in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$231	34%
International	147	22
Reinsurance	136	20
Individual	106	16
Corporate & Other	41	6
Auto & Home	12	2

Total change	$673	100%

The growth in the Institutional segment was primarily due to growth in the dental, disability, accidental, disability & dismemberment (“AD&D”) products and growth in the long-term care (“LTC”) and individual disability insurance (“IDI”) businesses, all within the non-medical health & other business. The group life business increased primarily due to an increase in term life sales in the current year period and an increase in reinsurance assumed, as well as a decline in experience rated refunds. The retirement & savings business increased primarily due to an increase in master terminal funding (“MTF”) premiums, partially offset by a decrease in premiums and fees across other products.

The growth in the International segment was primarily due to an increase in Mexico’s premiums, fees and other revenues due to higher fees and growth in its institutional and universal life businesses. In addition, South Korea’s premiums, fees and other revenues increased primarily due to higher fees and growth in its variable universal life business. Chile’s premiums, fees and other revenues increased due to higher annuity sales and higher traditional institutional premiums. Australia’s premiums, fees and other revenues increased due to growth in the institutional and reinsurance business in-force. Argentina’s premiums, fees and other revenues increased due to higher pension contributions resulting from higher participant salaries and higher salary threshold subject to fees. Premiums, fees and other revenues increased in Brazil, Taiwan, the United Kingdom and Hong Kong primarily due to business growth and premiums, fees and other revenues increased in Japan due to an increase in reinsurance.

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. In addition, other revenues increased due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance, as well as an increase in foreign currency exchange rates.

The growth in the Individual segment was primarily due to higher fee income from universal life and investment-type products and an increase in premiums of other life products and immediate annuities, partially offset by a decline in premiums in the Company’s closed block business.

The growth in Corporate & Other was primarily due to the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“General American”).

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures and the Massachusetts involuntary market. These increases were offset by a reduction in the average earned premium per policy and an increase in catastrophe reinsurance costs.

Net Investment Income

Net investment income increased by $678 million, or 16%, to $4,837 million for the three months ended June 30, 2007 from $4,159 million for the comparable 2006 period. Management attributes $323 million of this increase to growth in the average asset base and $355 million to an increase in yields. The increase in net investment income from growth in the average asset base was primarily within fixed maturity securities, mortgage loans on real estate, real estate and real estate joint ventures, and other limited partnership interests. The increase in net investment income from increases in yields was primarily due to higher returns on other limited partnership interests, fixed maturity securities, and income on funds withheld at interest. In addition, improved securities lending results contributed to the increase in yields.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances, increased in the Institutional and Individual segment for the three months ended June 30, 2007 as compared to the prior year period. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $517 million to a loss of $239 million for the three months ended June 30, 2007 from a loss of $756 million for the comparable 2006 period. The decrease in net investment losses was primarily due to a reduction of losses on fixed maturity securities resulting principally from 2006 portfolio repositioning in a rising interest rate environment, and decreased losses from the mark-to-market on derivatives and foreign currency transactions due to a smaller decline in the U.S. dollar against several major currencies, partially offset by reduced gains on real estate and real estate joint ventures.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended June 30, 2007, as the combined ratio, excluding catastrophes, decreased to

84.3% from 84.5% for the three months ended June 30, 2006. Underwriting results were favorable in the retirement & savings business in the Institutional segment and favorable in the Individual segment. Underwriting results were unfavorable in the non-medical health & other business in the Institutional segment.

Other Expenses

Other expenses increased by $291 million, or 11%, to $2,834 million for the three months ended June 30, 2007 from $2,543 million for the comparable 2006 period.

The following table provides the change from the prior year period in other expenses by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Individual	$165	57%
Institutional	59	20
Reinsurance	58	20
International	45	15
Corporate & Other	(29)	(10)
Auto & Home	(7)	(2)

Total change	$291	100%

The Individual segment contributed to the period over period increase in other expenses primarily due to higher DAC amortization, higher general expenses, and the impact of revisions to certain liabilities including a prior year period reduction in pension and postretirement liabilities.

The Institutional segment contributed to the period over period increase primarily due to an increase in non-deferrable volume-related and corporate support expenses, higher DAC amortization associated with SOP 05-1, a charge related to the reimbursement of certain dental claims in the current year period and the impact of revisions to certain liabilities in both periods.

The Reinsurance segment contributed to the period over period increase in other expenses primarily due to an increase in debt issuance costs and interest expense associated with the implementation of FIN 48, an increase in expenses associated with DAC, an increase in minority interest, an increase in compensation and overhead related expenses, as well as an increase in foreign currency exchange rates.

The International segment contributed to the period over period increase in other expenses primarily due to the business growth commensurate with the increase in revenues discussed above. Mexico’s other expenses increased due to higher expenses related to business growth, as well as lower DAC amortization in the prior year period. Ireland’s other expenses increased due to higher start-up costs and Argentina’s other expenses increased due to an increase in commissions, partially offset by a decrease in contingent liabilities. South Korea’s other expenses increased due to additional expenses associated with growth and infrastructure initiatives, as well as higher bank insurance fees, partially offset by a decrease in DAC amortization. Also contributing to the increase in other expenses was the impact of changes in foreign currency exchange rates.

These increases were partially offset by a decrease in Corporate & Other primarily due to lower legal costs, lower corporate support expenses and lower integrations costs, partially offset by higher interest expense, higher interest on tax contingences associated with the Company’s implementation of FIN 48 and an increase in interest credited to bankholder deposits at MetLife Bank, National Association, a national bank (“MetLife Bank” or “MetLife Bank, N.A.”).

In addition the Auto & Home segment’s other expenses decreased primarily related to lower technology and advertising costs.

Net Income

Income tax expense for the three months ended June 30, 2007 was $477 million, or 29% of income from continuing operations before provision for income tax, compared with $205 million, or 26%, of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective rate for FIN 48 liability additions, is entirely offset by an increase in non-taxable investment income.

Income from discontinued operations, net of income tax, decreased by $50 million, to $7 million for the three months ended June 30, 2007 from $57 million for the comparable 2006 period. The decrease in income from discontinued operations was primarily due to a gain of $30 million, net of income tax, related to additional proceeds from the sale of SSRM which was recorded during the three months ended June 30, 2006. In addition, there was a $16 million decrease in net investment income and net investment gains from discontinued operations related to real estate properties sold or held-for sale during the three months ended June 30, 2007 as compared to 2006 period.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006 — The Company

Income from Continuing Operations

Income from continuing operations increased by $860 million, or 65%, to $2,183 million for the six months ended June 30, 2007 from $1,323 million for the comparable 2006 period.

The following table provides the change from the prior year period in income from continuing operations by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$290	34%
Corporate & Other	266	31
Individual	169	19
International	88	10
Auto & Home	32	4
Reinsurance	15	2

Total change, net of income tax	$860	100%

The Institutional segment’s income from continuing operations increased primarily due to lower net investment losses, an increase in interest margins and favorable underwriting results, partially offset by higher expenses primarily related to DAC amortization associated with SOP 05-1 and the impact of revisions to certain liabilities in both periods.

Corporate & Other’s income from continuing operations increased primarily due to higher net investment income, a decrease in net investment losses, an increase in tax benefits, an increase in other revenues, lower legal costs, lower integration costs and lower corporate support expenses, partially offset by higher interest expense on debt, interest on tax contingencies, and interest credited to bankholder deposits.

The Individual segment’s income from continuing operations increased primarily due to a decrease in net investment losses and increased fee income related to the growth in separate account products, as well as higher net investment income from blocks of business not driven by interest margins and an increase in interest margins, partially offset by a higher DAC amortization, higher expenses, an increase in the closed block related policyholder dividend obligation, higher annuity benefits, an increase in policyholder dividends, unfavorable underwriting and an increase in interested credited to policyholder account balances.

The International segment’s income from continuing operations increased primarily due to an increase in net investment gains and an increase in Argentina’s income from continuing operations due to higher premiums, higher net investment income, and a smaller increase in market indexed policyholder liabilities without a corresponding decrease in net investment income. Argentina also benefited in both the current and prior year periods from the utilization of tax loss carryforwards against which valuation allowances had been previously established. Brazil’s income from continuing operations increased due almost entirely to the impact in the prior year period of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business, as well as growth of the in-force business. Income from continuing operations increased in South Korea due to growth in its variable universal life business and lower DAC amortization. Japan’s income from continuing operations increased due to business growth partially offset by the adverse impact of foreign currency exchange rates. Chile’s and Australia’s income from continuing operations increased primarily due to growth of the in-force business. Partially offsetting these increases was a decrease in Mexico’s income from continuing operations primarily due to a smaller decrease in certain policyholder liabilities caused by a lower decrease in the unrealized investment gains on invested assets supporting those liabilities during the period, a decrease in policyholder benefits in the prior year period and lower DAC amortization in the prior year period, partially offset by a decrease in the liability for experience refunds on Mexico’s institutional business and growth in its institutional and universal life businesses. Taiwan’s income from continuing operations decreased primarily due to higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. In addition, Ireland’s income from continuing operations decreased due to higher start-up expenses partially offset by higher net investment income, as well as the utilization of net operating losses for which a valuation allowance had been previously established. The home office incurred higher economic capital charges and investment expenses, as well as a contingent tax expense, partially offset by a tax benefit.

The Auto & Home segment’s income from continuing operations increased primarily due to favorable development of prior year loss reserves, a decrease in net investment losses, a decrease in catastrophe losses, lower losses due to severity, lower operating expenses, an increase in other revenues, net investment income and premiums. These were partially offset by higher claim frequencies, higher earned exposures and an increase in unallocated loss adjustment expenses, all related to policyholder benefits and claims. Also offsetting the increase was a decrease in average earned premium per policy and higher catastrophe reinsurance costs.

The Reinsurance segment’s income from continuing operations increased primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business and favorable claim experience, both in the U.S. and international operations, an increase in net investment income due to growth in the asset base and an increase in other revenues, partially offset by an increase in other expenses, primarily related to expenses associated with DAC, interest expense associated with the implementation of FIN 48 and debt issuance costs, minority interest expense, and compensation and overhead related expenses, as well as an increase in net investment losses.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $1,171 million, or 7%, to $17,050 million for the six months ended June 30, 2007 from $15,879 million for the comparable 2006 period.

The following table provides the change from the prior year period in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$377	32%
International	292	25
Reinsurance	272	23
Individual	183	16
Corporate & Other	39	3
Auto & Home	8	1

Total change	$1,171	100%

The growth in the Institutional segment was primarily due to growth in the dental, disability, AD&D products and growth in the LTC and IDI businesses, all within the non-medical health & other business. The group life business increased primarily due to an increase in term life sales in the current year period. In addition, life insurance sold to postretirement benefit plans increased in the current year period. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decrease in retirement & savings was primarily due to a decrease in premiums from structured settlements and a decrease in premiums and fees across other products, partially offset by an increase in pension closeouts.

The growth in the International segment was primarily due to an increase in Mexico’s premiums, fees and other revenues due to higher fees and growth in its institutional and universal life businesses, as well as a decrease in experience refunds during the period on Mexico’s institutional business. South Korea’s premiums, fees and other revenues increased primarily due to higher fees and growth in its variable universal life business. Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales and higher institutional premiums from its traditional and bank distribution channels. Argentina’s premiums, fees and other revenues increased due to higher pension contributions resulting from higher participant salaries and higher salary threshold subject to fees. Australia’s premiums, fees and other revenues increased primarily due to growth in the institutional and reinsurance business in-force. Premiums, fees and other revenues increased in Japan due to an increase in reinsurance. Premiums, fees and other revenues increased in Brazil, the United Kingdom, Taiwan, and Hong Kong primarily due to business growth. These increases in premiums, fees and other revenues were partially offset by the impact of changes in foreign currency exchange rates.

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. In addition, other revenues increased due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance, as well as an increase in foreign currency exchange rates.

The growth in the Individual segment was primarily due to higher fee income from universal life and investment-type products and an increase in premiums of other life products, partially offset by a decrease in immediate annuity premiums and a decline in premiums in the Company’s closed block business.

The growth in Corporate & Other was primarily due to the resolution of an indemnification claim associated with the 2000 acquisition of General American.

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures and various voluntary and involuntary programs, and an increase in other revenues primarily due to slower than anticipated claim payments in 2006. These increases were partially offset by a reduction in the average earned premium per policy, a decrease in net earned premiums resulting from a regulatory exam and an increase in catastrophe reinsurance costs.

Net Investment Income

Net investment income increased by $1,004 million, or 12%, to $9,358 million for the six months ended June 30, 2007 from $8,354 million for the comparable 2006 period. Management attributes $578 million of this increase to growth in the average asset base and $426 million to an increase in yields. The increase in net investment income from growth in the average asset base was primarily within fixed maturity securities, mortgage loans on real estate, real estate and real estate joint ventures, other limited partnership interests, cash, cash equivalents and short-term investments and equity securities. The increase in net investment income from increases in yields was primarily due to higher returns on fixed maturity securities, other limited partnership interests, real estate and real estate joint ventures, cash, cash equivalents and short-term investments, equity securities and income on funds withheld at interest. These improvements to yield were partially offset by a decline in securities lending results and reduced yields for mortgage loans on real estate due to a decline in prepayment fees.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances increased in the Institutional and Individual segment for the six months ended June 30, 2007 as compared to the prior year period. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $1,073 million to a loss of $277 million for the six months ended June 30, 2007 from a loss of $1,350 million for the comparable 2006 period. The decrease in net investment losses was primarily due to a reduction of losses on fixed maturity securities resulting principally from 2006 portfolio repositioning in a rising interest rate environment, decreased losses from the mark-to-market on derivatives and foreign currency transactions due to a smaller decline in the U.S. dollar against several major currencies, partially offset by reduced gains on real estate and real estate joint ventures.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the six months ended June 30, 2007, as the combined ratio, excluding catastrophes, decreased to 85.2% from 85.6% for the six months ended June 30, 2006. Underwriting results were favorable in the non-medical health & other and group life businesses in the Institutional segment. Underwriting results were unfavorable in the retirement & savings business in the Institutional segment and unfavorable in the Individual segment.

Other Expenses

Other expenses increased by $692 million, or 14%, to $5,730 million for the six months ended June 30, 2007 from $5,038 million for the comparable 2006 period.

The following table provides the change from the prior year period in other expenses by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Individual	$363	52%
Institutional	126	18
Reinsurance	108	16
International	108	16
Corporate & Other	(7)	(1)
Auto & Home	(6)	(1)

Total change	$692	100%

The Individual segment contributed to the year over year increase in other expenses primarily due to higher DAC amortization, higher general expenses, the impact of revisions to certain liabilities including pensions and postretirement liabilities and policyholder liabilities in the prior year period and a write-off of a receivable in the current year period.

The Institutional segment contributed to the year over year increase primarily due to an increase in non-deferrable volume-related and corporate support expenses, higher DAC amortization associated with SOP 05-1, a charge related to the reimbursement of certain dental claims in the current year period and the impact of revisions to certain liabilities in both periods.

The Reinsurance segment contributed to the year over year increase in other expenses primarily due to an increase in debt issuance costs and interest expense associated with the implementation of FIN 48, an increase in expenses associated with DAC, an increase in minority interest, an increase in compensation and overhead related expenses, as well as an increase in foreign currency exchange rates.

The International segment contributed to the year over year increase in other expenses primarily due to the business growth commensurate with the increase in revenues discussed above. Mexico’s other expenses increased due to higher expenses related to business growth, as well as lower DAC amortization in the prior year period, partially offset by a lower increase in litigation liabilities. Ireland’s other expenses increased due to higher start-up costs. South Korea’s other expenses increase primarily due to additional expenses associated with growth and infrastructure initiatives, as well as higher bank insurance fees, partially offset by a decrease in DAC amortization. Argentina’s other expense increased due to an increase in commissions on institutional business, partially offset by a decrease in contingent liabilities. Other expense increased in the United Kingdom due to higher spending on business initiatives. Australia’s and Chile’s other expenses increased primarily due to business growth. These increases in other expenses were partially offset by the impact of changes in foreign currency exchange rates.

These increases in other expenses were partially offset by a decrease in Corporate & Other primarily due to lower legal costs, lower integrations costs and lower corporate support expenses, partially offset by higher interest expense, higher interest on tax contingences associated with the Company’s implementation of FIN 48 and an increase in interest credited to bankholder deposits at MetLife Bank.

In addition the Auto & Home segment’s other expenses decreased primarily related to lower technology, compensation and advertising costs.

Net Income

Income tax expense for the six months ended June 30, 2007 was $893 million, or 29% of income from continuing operations before provision for income tax, compared with $489 million, or 27%, of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective rate for FIN 48 liability additions, is entirely offset by an increase in non-taxable investment income. Also, the 2007 period includes a benefit for decreases in international deferred tax valuation allowances.

Income from discontinued operations, net of income tax, decreased by $77 million, to ($3) million for the six months ended June 30, 2007 from $74 million for the comparable 2006 period. The decrease in income from discontinued operations was primarily due to a net investment loss of $41 million, net of income tax, that the Company recognized during the six months ended June 30, 2007 on certain fixed maturity securities in a loss position which the Company no longer had the intent to hold. These fixed maturity securities were included within the assets to be sold of the annuities and pension business of MetLife Australia. In addition, there was a $20 million decrease in net investment income and net investment gains from discontinued operations related to real estate properties sold or held-for sale during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Also, there was a gain of $16 million, net of income tax, related to additional proceeds from the sale of SSRM which was recorded during the six months ended June 30, 2007, which was more than offset by a gain of $30 million, net of income tax, related to additional proceeds from the sale of SSRM which was recorded during the six months ended June 30, 2006.

Institutional

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

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$3,074	$2,836	$6,199	$5,825
Universal life and investment-type product policy fees	186	201	377	402
Net investment income	2,089	1,756	4,004	3,516
Other revenues	177	169	367	339
Net investment gains (losses)	(206)	(364)	(294)	(685)

Total revenues	5,320	4,598	10,653	9,397

Expenses
Policyholder benefits and claims	3,385	3,108	6,860	6,472
Interest credited to policyholder account balances	772	620	1,498	1,209
Other expenses	618	559	1,218	1,092

Total expenses	4,775	4,287	9,576	8,773

Income from continuing operations before provision for income tax	545	311	1,077	624
Provision for income tax	184	99	364	201

Income from continuing operations	361	212	713	423
Income from discontinued operations, net of income tax	1	(3)	5	(1)

Net income	$362	$209	$718	$422

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $149 million, or 70%, to $361million for the three months ended June 30, 2007 from $212 million for the comparable 2006 period.

Included in this increase was higher earnings of $103 million, net of income tax, from lower net investment losses, partially offset by a decrease of $31 million, net of income tax, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of net investment gains (losses), income from continuing operations increased by $77 million, net of income tax, compared to the prior year period.

Interest margins increased $83 million, net of income tax, compared to the prior year period. Management attributes this increase to $61 million increase in retirement & savings, $17 million increase in non-medical health &

other, and an increase of $5 million in group life, respectively, all net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

An increase in underwriting results of $4 million, net of income tax, compared to the prior year period, contributed a slight increase in income from continuing operations. Management attributes this increase primarily to an increase in the retirement & savings business of $9 million, net of income tax, partially offset by a $4 million, net of income tax, decline in non-medical health & other business. Group life remained essentially unchanged.

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

Partially offsetting this increase in income from continuing operations were higher expenses related to DAC amortization of $10 million, net of income tax, primarily due to a $12 million, net of income tax, charge due to the ongoing impact of the implementation of the SOP 05-1 in the current period, and the impact of revisions to certain liabilities in both periods for a net increase of $5 million, net of income tax. The remaining increase in other expenses was more than offset by higher revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $564 million, or 11%, to $5,526 million for the three months ended June 30, 2007 from $4,962 million for the comparable 2006 period.

Net investment income increased by $333 million. Management attributes $176 million of this increase to growth in the average asset base across various investment types, which was largely driven by continued business growth, particularly in the funding agreements and GIC businesses. Additionally, management attributes $157 million of the increase in net investment income to an increase in yields, primarily due to higher income on other limited partnership interests, fixed maturity securities, and improved securities lending results.

The increase of $231 million in premiums, fees and other revenues was largely due to increases in the non-medical health & other business of $124 million, primarily due to growth in the dental, disability and AD&D products of $98 million. In addition, continued growth in the LTC and IDI businesses contributed $18 million and $4 million, respectively. Group life increased $94 million, which management primarily attributes to a $98 million increase in term life in the current year period due to growth in the business from new sales and an increase in reinsurance assumed, as well as a decline in experience rated refunds. Retirement & savings’ premiums, fees and other revenues increased $13 million, resulting primarily from a $23 million increase in MTF premiums, partially offset by declines of $10 million, representing a decline in premiums and fees across several other products, predominantly due to the impact of lower sales. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $488 million, or 11%, to $4,775 million for the three months ended June 30, 2007 from $4,287 million for the comparable 2006 period.

The increase in expenses was attributable to policyholder benefits and claims of $277 million, higher interest credited to policyholder account balances of $152 million and operating expenses of $59 million.

The increase in policyholder benefits and claims of $277 million included a $48 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $229 million. Non-medical health & other’s policyholder benefits and claims increased by $127 million, largely due to the aforementioned business growth in the dental, disability, AD&D, LTC and IDI businesses. Included in these increases were charges related to certain reserve refinements of $29 million in the current year period in LTC and disability businesses, along with the impact of a $6 million favorable reserve refinement in the prior year period related to LTC. These increases were partially offset by favorable claim and morbidity experience in the dental and AD&D businesses, respectively. Group life’s policyholder benefits and claims increased by $81 million due mostly to an increase in the term life product of $99 million largely due to the aforementioned increase in premiums, fees and other revenues and less favorable mortality experience in term life. This increase was net of favorable reserve refinements of $20 million in the current year period. The increase in group life was partially offset by a decrease in group universal life products of $23 million, which was primarily driven by favorable claim experience. Retirement & savings’ policyholder benefits increased $21 million, primarily due to a $26 million increase in MTF, resulting from the aforementioned business growth. The impact of favorable reserve refinements in the prior year period, related to business associated with the acquisition of Travelers, contributed $20 million to the increase. These increases were partially offset by a favorable reserve refinement in the current year period of $12 million and a net $13 million decrease, which was largely attributed to favorable mortality experience and a slight decline in new business across several products, partially offset by an increase in interest credited on insurance products.

Management attributes the increase of $152 million in interest credited to policyholder account balances to an $80 million increase solely from growth in the average policyholder account balances, primarily resulting from GICs and funding agreements within the retirement & savings business, and a $72 million increase in average crediting rates largely due to the global GIC program coupled with a rise in short term interest rates in the current year period.

Higher other expenses of $59 million include an increase in non-deferrable volume-related expenses and corporate support expenses of $35 million. Non-deferrable volume-related expenses include those expenses associated with direct departmental spending, information technology and commissions. Corporate support expenses include advertising, corporate overhead and consulting fees. The increase in other expenses was also attributable to higher DAC amortization of $16 million, which was largely due to an $18 million charge due to the ongoing impact of the implementation of SOP 05-1 in the current year period. Also contributing to higher other expenses was a charge of $14 million related to the reimbursement of certain dental claims in the current year period. The impact of revisions to certain liabilities in both periods also contributed to a net increase in other expenses of $11 million. These increases were partially offset by the impact of a prior year period charge of $17 million associated with costs related to the sale of certain small market record keeping businesses.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $290 million, or 69%, to $713 million for the six months ended June 30, 2007 from $423 million for the comparable 2006 period.

Included in this increase was higher earnings of $255 million, net of income tax, from lower net investment losses, partially offset by a decline of $55 million, net of income tax, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of net investment gains (losses), income from continuing operations increased by $90 million, net of income tax, compared to the prior year period.

Interest margins increased $82 million, net of income tax, compared to the prior year period. Management attributes this increase to a $61 million increase in retirement & savings, an $18 million increase in non-medical health & other, and a $3 million increase in group life, respectively, all net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

An increase in underwriting results of $48 million, net of income tax, compared to the prior year period, contributed to the increase in income from continuing operations. Management attributes this increase primarily to the non-medical health & other and group life businesses of $33 million and $23 million, both net of income tax, respectively. Partially offsetting these increases was a decline of $8 million, net of income tax, in the retirement & savings business.

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

Partially offsetting this increase in income from continuing operations were higher expenses related to DAC amortization of $32 million, net of income tax, primarily due to a $29 million, net of income tax, charge due to the ongoing impact of the implementation of the SOP 05-1 in the current period and the impact of revisions to other certain liabilities in both periods for a net increase of $14 million, net of income tax. The remaining increase in other expenses were more than offset by higher revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $865 million, or 9%, to $10,947 million for the six months ended June 30, 2007 from $10,082 million for the comparable 2006 period.

Net investment income increased by $488 million. Management attributes $305 million of this increase to growth in the average asset base across various investment types, which is driven by continued business growth, particularly in the funding agreements and GIC businesses. Additionally, management attributes $183 million of the increase in net investment income to an increase in yields, primarily due to higher returns on other limited partnership interests, mortgage loans on real estate, real estate and real estate joint ventures, partially offset by a decline in securities lending results.

The increase of $377 million in premiums, fees and other revenues was largely due to increases in the non-medical health & other business of $261 million, primarily due to growth in the dental, disability and AD&D products of $221 million. In addition, continued growth in the LTC and IDI businesses contributed $25 million and $9 million, respectively. Group life increased by $122 million, which was predominantly due to a $98 million increase in term life, which management attributes to growth in the business from new sales and an increase in reinsurance assumed. In addition, life insurance sold to postretirement benefit plans increased $23 million in the current year period. Partially offsetting these increases was a decline in retirement & savings’ premiums, fees and other revenues of $6 million, resulting primarily from declines of $64 million in structured settlement premiums and $9 million across several products, partially offset by a $67 million increase related largely to pension closeouts, primarily due to higher sales. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $803 million, or 9%, to $9,576 million for the six months ended June 30, 2007 from $8,773 million for the comparable 2006 period.

The increase in expenses was attributable to higher policyholder benefits and claims of $388 million, interest credited to policyholder account balances of $289 million and operating expenses of $126 million.

The increase in policyholder benefits and claims of $388 million included an $85 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $303 million. Non-medical health & other’s policyholder benefits and claims increased by $198 million, largely due to the aforementioned growth in business, partially offset by favorable claim and morbidity experience in the disability and AD&D business and favorable claim experience in the dental business. Included in this increase were charges related to certain reserve refinements of $29 million in the current year period in LTC and disability businesses, partially offset by the impact of LTC reserve refinements in the prior year period. Group life’s policyholder benefits and claims increased by $71 million due mostly to an increase in the term life products of $71 million, which was net of favorable reserves refinements of $20 million in the current year period. An increase of $26 million in life insurance sold to postretirement plans and $10 million for other group life products also contributed to the increase in policyholder benefits and claims for group life. The increases in term life and life insurance sold to postretirement benefit plans are commensurate with the aforementioned premiums increases. In addition, the term life increase includes the impact of favorable mortality. These increases were partially offset by a decline in universal group life products of $37 million, primarily due to favorable claim experience. Retirement & savings’ policyholder benefits increased $34 million, which was largely due to an increase of $37 million in the pension closeout business, which was primarily due to the aforementioned revenue growth, partially offset by favorable mortality. The impact of favorable reserve refinements in the prior year period, related to business associated with the acquisition of Travelers, contributed $53 million to the increase. These increases were partially offset by a decrease in structured settlements of $34 million, which was largely attributed to the aforementioned decline in revenues, partially offset by an increase in interest credited. In addition, the impact of favorable reserve refinements in the current year period contributed a decrease of $20 million.

Management attributes the increase of $289 million in interest credited to policyholder account balances to a $151 million increase from a rise in average crediting rates, largely due to the global GICs program coupled with a rise in short term interest rates in the current year period, and a $138 million increase solely from growth in the average policyholder account balances, primarily resulting from GICs and funding agreements within the retirement & savings business.

Higher other expenses of $126 million include an increase in non-deferrable volume-related expenses and corporate support expenses of $55 million. Non-deferrable volume-related expenses include those expenses associated with direct departmental spending, information technology and commissions. Corporate support expenses include advertising, corporate overhead and consulting fees. The increase in other expenses was also attributable to higher DAC amortization of $49 million, primarily due to a $45 million charge due to the ongoing impact of the implementation of SOP 05-1 in the current year period. Also contributing to the increase in other expenses was a charge of $14 million related to the reimbursement of certain dental claims in the current year period. The impact of revisions to certain liabilities in both periods also contributed to a net increase in other expenses of $25 million. These increases were partially offset by the impact of a prior year period charge of $17 million associated with costs related to the sale of certain small market record keeping businesses.

Individual

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

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$1,098	$1,102	$2,173	$2,184
Universal life and investment-type product policy fees	880	790	1,733	1,580
Net investment income	1,805	1,689	3,537	3,430
Other revenues	155	135	301	260
Net investment gains (losses)	(78)	(287)	(63)	(550)

Total revenues	3,860	3,429	7,681	6,904

Expenses
Policyholder benefits and claims	1,395	1,359	2,758	2,624
Interest credited to policyholder account balances	495	518	1,002	994
Policyholder dividends	432	422	854	841
Other expenses	981	816	2,030	1,667

Total expenses	3,303	3,115	6,644	6,126

Income from continuing operations before provision for income tax	557	314	1,037	778
Provision for income tax	190	106	355	265

Income from continuing operations	367	208	682	513
Income (loss) from discontinued operations, net of income tax	—	—	—	(1)

Net income	$367	$208	$682	$512

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006 — Individual

Income from Continuing Operations

Income from continuing operations increased by $159 million, or 76%, to $367 million for the three months ended June 30, 2007 from $208 million for the comparable 2006 period. Included in this increase was a decrease in net investment losses of $136 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations increased by $23 million from the comparable 2006 period.

The comparable increase in income from continuing operations was driven by the following items:

•	Higher fee income from separate account products of $78 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

•	Higher net investment income of $45 million, net of income tax, on blocks of business that were not driven by interest margins, due to an increase in yields and growth in the average asset base.

•	An increase in interest margins of $28 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $18 million of this increase to the deferred annuity business and the remaining $10 million to other investment-type products. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

•	A decrease in interest credited to policyholder account balances of $15 million, net of income tax, due primarily to higher amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	Favorable underwriting results in life products of $3 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

These aforementioned increases in income from continuing operations were partially offset by the following items:

•	Higher DAC amortization of $76 million, net of income tax, primarily resulting from lower net investment losses in the current year period, growth in the business and revisions to management’s assumptions used to determine estimated gross profits and margins.

•	Higher expenses of $31 million, net of income tax. Higher general expenses and the impact of revisions to certain liabilities in the prior year period contributed to the increase in other expenses.

•	An increase in the closed block-related policyholder dividend obligation of $30 million, net of income tax, which was driven by net investment gains.

•	An increase in policyholder dividends of $7 million, net of income tax, due to growth in the business.

•	Higher annuity benefits of $6 million, net of income tax, primarily due to higher costs of the guaranteed annuity benefit riders and the related hedging.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $222 million, or 6%, to $3,938 million for the three months ended June 30, 2007 from $3,716 million for the comparable 2006 period.

Premiums decreased by $4 million due to a $23 million decline in premiums associated with the Company’s closed block of business, in line with expectations. These decreases were partially offset by growth in premiums from other life products and immediate annuities of $16 million and $3 million, respectively.

Universal life and investment-type product policy fees combined with other revenues increased by $110 million due to a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income increased by $116 million. Net investment income from the general account portion of investment-type products increased by $66 million, while other businesses increased by $50 million. Management attributes $74 million of this increase to an increase in yields, primarily due to higher returns on other limited partnership interests and $42 million to growth in the average asset base across various investment types.

Expenses

Total expenses increased by $188 million, or 6%, to $3,303 million for the three months ended June 30, 2007 from $3,115 million for the comparable 2006 period.

Policyholder benefits and claims increased by $36 million primarily due to an increase in the closed block-related policyholder dividend obligation of $46 million which was driven by net investment gains. Additionally, higher costs of the guaranteed annuity benefit riders and the related hedging increased annuity benefits by $9 million. Partially offsetting these increases were decreases in policyholder benefits and claims of $15 million due to revisions to policyholder benefits in both periods including a prior year period increase of $33 million in excess mortality liability on specific blocks of life insurance policies, as well as improved mortality in the current year period in the life products. In addition, policyholder benefits and claims decreased $4 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances decreased by $23 million primarily due to higher amortization of the excess interest reserves on acquired annuity and universal life blocks of business resulting from higher lapses in the current year period as well as an update of assumptions in the prior year period. Partially offsetting this decrease, was an increase of $3 million on the general account portion of investment-type products. Management attributed this increase to higher crediting rates of $22 million, partially offset by $19 million due to lower average policyholder account balances.

Policyholder dividends increased by $10 million due to growth in the business.

Higher other expenses of $165 million include higher DAC amortization of $117 million resulting from lower net investment losses in the current year period, business growth and revisions to management’s assumptions used to determine estimated gross profits and margins. In addition, other expenses, excluding DAC amortization, increased $48 million. Included in this increase were higher expenses of $33 million associated with higher information technology expenses, business growth and other general expenses. Also contributing to the increase in other expenses was $15 million due to the impact of revisions to certain liabilities including a prior year period reduction in pension and postretirement liabilities.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006 — Individual

Income from Continuing Operations

Income from continuing operations increased by $169 million, or 33%, to $682 million for the six months ended June 30, 2007 from $513 million for the comparable 2006 period. Included in this increase was a decrease in net investment losses of $317 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $148 million from the comparable 2006 period.

The comparable decrease in income from continuing operations was driven by the following items:

•	Higher DAC amortization of $139 million, net of income tax, primarily resulting from lower net investment losses in the current year period, revisions to management’s assumptions used to determine estimated gross profits and margins and business growth.

•	Higher expenses of $97 million, net of income tax. Higher general expenses, the impact of revisions to certain liabilities in the prior year period, and the write-off of a receivable from one of the Company’s joint venture partners contributed to the increase in other expenses.

•	An increase in the closed block-related policyholder dividend obligation of $93 million, net of income tax, which was driven by net investment gains.

•	Higher annuity benefits of $10 million, net of income tax, primarily due to higher costs of the guaranteed annuity benefit riders and the related hedging.

•	An increase in policyholder dividends of $8 million, net of income tax, due to growth in the business.

•	Unfavorable underwriting results in life products of $9 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher fee income from separate account products of $143 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

•	Higher net investment income on blocks of business that were not driven by interest margins of $54 million, net of income tax, due to an increase in yields and growth in the average asset base.

•	An increase in interest margins of $8 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $7 million of this increase to the deferred annuity business and the remaining $1 million to other investment-type products. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

The change in effective tax rates between periods accounts for the remainder of the decrease in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $290 million, or 4%, to $7,744 million for the six months ended June 30, 2007 from $7,454 million for the comparable 2006 period.

Premiums decreased by $11 million due to a decrease in immediate annuity premiums of $10 million due to a more competitive market, and a $45 million decline in premiums associated with the Company’s closed block of business, in line with expectations. These decreases were partially offset by growth in premiums from other life products of $44 million.

Universal life and investment-type product policy fees combined with other revenues increased by $194 million due to a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income increased by $107 million. Net investment income from the general account portion of investment-type products increased by $50 million, while other businesses increased by $57 million. Management attributes $41 million of this increase to an increase in yields, primarily due to higher returns on other limited partnership interests, partially offset by reduced mortgage prepayment fees and a decline in securities lending results. Additionally, management attributes $66 million to growth in the average asset base across various investment types.

Expenses

Total expenses increased by $518 million, or 8%, to $6,644 million for the six months ended June 30, 2007 from $6,126 million for the comparable 2006 period.

Policyholder benefits and claims increased by $134 million primarily due to an increase in the closed block-related policyholder dividend obligation of $143 million which was driven by net investment gains. Additionally, higher costs of the guaranteed annuity benefit riders and the related hedging increased annuity benefits by $15 million. Partially offsetting these increases were decreases in policyholder benefits and claims of $15 million due to revisions to policyholder benefits in both periods including a prior year period increase of $33 million in excess mortality liability on specific blocks of life insurance policies, as well as improved mortality in the current year period in the life products. In addition, policyholder benefits and claims decreased by $11 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances increased by $8 million. Included in this increase, was an increase of $14 million on the general account portion of investment-type products. Management attributed this increase to higher crediting rates of $51 million, partially offset by $37 million due to lower average policyholder account balances.

Policyholder dividends increased by $13 million due to growth in the business.

Higher other expenses of $363 million include higher DAC amortization of $213 million resulting from lower net investment losses, revisions to management’s assumptions used to determine estimated gross profits and margins and business growth. In addition, other expenses, excluding DAC amortization, increased $150 million. Included in this increase were higher expenses of $90 million associated with information technology, business growth and other general expenses. Also contributing to the increase in other expenses is $36 million due to the impact of revisions to certain liabilities including pension and post retirement liabilities and policyholder liabilities in the prior year period. Included in other expenses in the current year period is $24 million associated with the write-off of a receivable from one of the Company’s joint venture partners.

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

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$738	$726	$1,454	$1,450
Net investment income	49	42	97	87
Other revenues	8	8	19	15
Net investment gains (losses)	—	(4)	12	(3)

Total revenues	795	772	1,582	1,549

Expenses
Policyholder benefits and claims	446	431	876	883
Policyholder dividends	—	1	1	2
Other expenses	204	211	406	412

Total expenses	650	643	1,283	1,297

Income before provision for income tax	145	129	299	252
Provision for income tax	36	30	77	62

Net income	$109	$99	$222	$190

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006 — Auto & Home

Net Income

Net income increased by $10 million, or 10%, to $109 million for the three months ended June 30, 2007 from $99 million for the comparable 2006 period.

The increase in net income was primarily attributable to an increase in premiums of $8 million, net of income tax. The increase in premiums was principally due to an increase of $11 million, net of income tax, related to increased exposures and a $2 million, net of income tax, increase related to the Massachusetts involuntary market. Partially offsetting these increases were a $4 million, net of income tax, decrease related to a reduction in average earned premium per policy and an increase in catastrophe reinsurance costs of $1 million, net of income tax.

Also impacting net income were additional losses of $6 million, net of income tax, due to higher claim frequencies, $6 million, net of income tax, of additional losses due to higher earned exposures and $1 million, net of income tax, of higher losses due to severity. Partially offsetting these were additional favorable development of prior year loss reserves which contributed $2 million, net of income tax, a $1 million decrease, net of income tax, in catastrophe losses and a $1 million decrease, net of income tax, in policyholder dividends.

Also favorably impacting net income was a reduction of $5 million, net of income tax, in other expenses related to lower information technology and advertising costs.

In addition, net investment income increased by $4 million, net of income tax, due primarily to an increase in net investment income related to a realignment of economic capital. Net investment losses decreased $2 million, net of income tax, for the three months ended June 30, 2007 compared to the comparable 2006 period.

Revenues

Total revenues, excluding net investment gains (losses), increased by $19 million, or 2%, to $795 million for the three months ended June 30, 2007 from $776 million for the comparable 2006 period.

Premiums increased by $12 million due principally to a $17 million increase related to increased exposures and a $3 million increase in premiums related to the Massachusetts involuntary market. Offsetting these increases were a $6 million decrease related to a reduction in average earned premium per policy and an increase of $2 million, in catastrophe reinsurance costs.

Net investment income increased by $7 million primarily due to a realignment of economic capital. An increase in investment income from a slightly higher asset base was mostly offset by slightly lower yields. Other revenues remained unchanged for the three months ended June 30, 2007 from the comparable 2006 period.

Expenses

Total expenses increased by $7 million, or 1%, to $650 million for the three months ended June 30, 2007 from $643 million for the comparable 2006 period.

Policyholder benefits and claims increased by $15 million due primarily to an increase of $9 million related to higher claim frequencies, resulting from a return to more normal weather patterns in 2007 compared to the milder weather in 2006 across the majority of the country, an $8 million increase related to higher earned exposures and $2 million of additional losses due to severity. Offsetting these increases were a $3 million reduction due to additional favorable development of prior year losses, $36 million in the current year period from $33 million in the comparable 2006 period, and a $1 million decrease in catastrophe losses.

Other expenses decreased by $7 million primarily related to lower information technology and advertising costs and policyholder dividends decreased by $1 million.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended June 30, 2007, as the combined ratio, excluding catastrophes, decreased to 84.3% from 84.5% for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006 — Auto & Home

Net Income

Net income increased by $32 million, or 17%, to $222 million for the six months ended June 30, 2007 from $190 million for the comparable 2006 period.

The increase in net income was primarily attributable to additional favorable development of prior year loss reserves which contributed $23 million, net of income tax, a $8 million, net of income tax, decrease in catastrophe losses, a $4 million, net of income tax, decrease in losses related to lower severities and a $1 million, net of income tax, decrease in policyholder dividends. Offsetting these improvements were additional losses of $20 million, net of income tax, due to higher claim frequencies, $9 million, net of income tax, of additional losses due to higher earned exposures and $2 million, net of income tax, of additional unallocated loss adjusting expenses.

Also contributing to net income was a $3 million increase in premiums, net of income tax. Premiums increased due principally to an $18 million increase, net of income tax, related to increased exposures and an increase of $3 million, net of income tax, in various voluntary and involuntary programs. Offsetting these increases were a $6 million decrease, net of income tax, related to a reduction in average earned premium per policy, an increase in catastrophe reinsurance costs of $4 million, net of income tax, and a decrease in net earned premiums of $8 million, net of income tax, resulting from a regulatory examination.

Also favorably impacting net income was a reduction of $4 million, net of income tax, in operating expenses related to lower information technology and advertising costs.

In addition, net investment income increased by $6 million, net of income tax, due primarily to an increase in net investment income related to a realignment of economic capital.

Other revenues increased $3 million, net of income tax, due to slower than anticipated claims payments resulting in slower recognition of deferred income in 2006 related to a reinsurance contract. Net investment losses decreased by $11 million, net of income tax, for the six months ended June 30, 2007 compared to the comparable 2006 period.

Revenues

Total revenues, excluding net investment gains (losses), increased by $18 million, or 1%, to $1,570 million for the six months ended June 30, 2007 from $1,552 million for the comparable 2006 period.

Premiums increased by $4 million due principally to a $28 million increase in premiums related to increased exposures and an increase of $4 million in various voluntary and involuntary programs. Offsetting these increases was a decrease in premiums of $13 million, resulting from auto rate refunds resulting from a regulatory examination, a $9 million decrease related to a reduction in average earned premium per policy and an increase in catastrophe reinsurance costs of $6 million.

Net investment income increased by $10 million primarily due to a realignment of economic capital. An increase in investment income from a slightly higher asset base was mostly offset by slightly lower yields.

In addition, other revenues increased $4 million due to slower than anticipated claims payments resulting in slower recognition of deferred income in 2006 related to a reinsurance contract.

Expenses

Total expenses decreased by $14 million, or 1%, to $1,283 million for the six months ended June 30, 2007 from $1,297 million for the comparable 2006 period.

Policyholder benefits and claims decreased by $7 million which was primarily due to $36 million of additional favorable development of prior year losses, $82 million in the current year period from $46 million in the comparable 2006 period, a decrease of $12 million in catastrophe losses and $6 million lower losses related to severity. Offsetting these reductions in losses were increases of $30 million due to higher claim frequencies, resulting from a return to more normal weather patterns in 2007 compared to the milder weather in 2006 across the majority of the country, a $14 million increase in losses related to higher earned exposures and an increase of $3 million in unallocated loss adjustment expenses primarily resulting from an increase in claims-related information technology costs.

Other expenses decreased by $6 million primarily related to lower information technology, compensation and advertising costs and policyholder dividends decreased by $1 million.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the six months ended June 30, 2007, as the combined ratio, excluding catastrophes, decreased to 85.2% from 85.6% for the six months ended June 30, 2006.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions.

The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$777	$676	$1,492	$1,307
Universal life and investment-type product policy fees	241	194	477	378
Net investment income	271	215	521	426
Other revenues	3	4	16	8
Net investment gains (losses)	20	—	44	11

Total revenues	1,312	1,089	2,550	2,130

Expenses
Policyholder benefits and claims	639	550	1,231	1,053
Interest credited to policyholder account balances	81	68	159	137
Policyholder dividends	—	1	1	3
Other expenses	389	344	776	668

Total expenses	1,109	963	2,167	1,861

Income from continuing operations before provision for income tax	203	126	383	269
Provision for income tax	60	36	109	83

Income from continuing operations	143	90	274	186
Income (loss) from discontinued operations, net of income tax	(16)	11	(47)	19

Net income	$127	$101	$227	$205

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006 — International

Income from Continuing Operations

Income from continuing operations increased by $53 million, or 59%, to $143 million for the three months ended June 30, 2007 from $90 million for the comparable 2006 period. This increase includes the impact of net investment gains of $17 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations increased $36 million from the comparable 2006 period.

Brazil’s income from continuing operations increased by $22 million due almost entirely to the impact in the prior year period of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business. Income from continuing operations increased in South Korea by $14 million due to continued growth in its variable universal life business, as well as lower DAC amortization in the variable universal life business due to favorable investment performance. Income from continuing operations increased by $13 million in Japan due to business growth partially offset by the impact of foreign currency transaction losses. Argentina’s income from continuing operations increased by $10 million, net of income tax, due to an increase in premiums resulting from higher pension contributions attributable to higher participant salaries, as well as higher net investment income from trading portfolio income. Argentina also benefited in both the current and prior year periods from the utilization of tax loss carryforwards against which valuation allowances had previously been established. Income from continuing operations increased in Australia, Chile, and Hong Kong by $3 million, $1 million, and $1 million, respectively, net of income tax, primarily due to continued growth of the in-force business.

Partially offsetting these increases were a decrease in Mexico’s income from continuing operations of $11 million, net of income tax, primarily due to a smaller decrease in certain policyholder liabilities caused by a lower decrease in the unrealized investment gains on invested assets supporting those liabilities during the period, a decrease in policyholder benefits in the prior year period associated with a large group policy that was not renewed by the policyholder, lower DAC amortization in the prior year period resulting from management’s update of assumptions used to determine estimated gross profits, partially offset by growth in its institutional and universal life business. Taiwan’s income from continuing operations decreased by $2 million, net of income tax, primarily due to higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. Ireland’s income from continuing operations decreased by $4 million, net of income tax, due to higher start-up expenses partially offset by higher investment income resulting from higher invested assets from a capital contribution in the first quarter of 2007. The home office incurred higher economic capital charges and investment expenses of $4 million, net of income tax, as well as a $5 million contingent tax expense. The remainder of the change in income from continuing operations can be attributed to contributions from the other countries.

Changes in foreign currency exchange rates accounted for a $3 million, net of income tax, increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $203 million, or 19%, to $1,292 million for the three months ended June 30, 2007 from $1,089 million for the comparable 2006 period.

Premiums, fees and other revenues increased by $147 million, or 17%, to $1,021 million for the three months ended June 30, 2007 from $874 million for the comparable 2006 period. Mexico’s premiums, fees and other revenues increased by $61 million, primarily due to higher fees and growth in its institutional and universal life businesses. South Korea’s premiums, fees and other revenues increased by $24 million, primarily due to higher fees and growth in its variable universal life business. Chile’s premiums, fees and other revenues increased by $14 million primarily due to higher annuity sales, for which the prior year period was adversely impacted by management’s decision not to match aggressive pricing in the marketplace, as well as from higher traditional institutional premiums. Australia’s premiums, fees and other revenues increased by $11 million due to growth in the institutional and reinsurance business in-force. Argentina’s premiums, fees and other revenues increased by $6 million due to higher pension contributions resulting from higher participant salaries and higher salary threshold subject to fees. Premiums, fees and other revenues increased in Brazil, Taiwan, the United Kingdom and Hong Kong by $8 million, $8 million, $4 million, and $3 million, respectively, primarily due to business growth. Premiums, fees and other revenues increased in the Company’s Japan operation by $8 million due to an increase in reinsurance.

Net investment income increased by $56 million, or 26%, to $271 million for the three months ended June 30, 2007, from $215 million for the comparable 2006 period. Net investment income increased in Argentina by $17 million primarily due to an increase in trading portfolio income. Net investment income increased in Mexico, South Korea, and Brazil by $12 million, $7 million, and $5 million, respectively, due to increases in invested assets. Net investment income increased in Chile by $10 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets. Results of the Company’s investment in Japan increased by $14 million, net of income tax, primarily due to a decrease in the costs of guaranteed annuity benefits, as well as business growth partially offset by the impact of foreign currency transaction losses. Results from hedging activities associated with Japan’s guaranteed annuity benefits decreased by $10 million. Net investment income increased in Ireland by $2 million due to an increase in invested assets resulting from a capital contribution in the first quarter of 2007. Net investment income in the home office decreased by $6 million primarily due to an increase in the amount charged for economic capital and investment management expenses. Increases in other countries resulting from business growth account for the remainder of the increase.

Changes in foreign currency exchange rates account for a $33 million increase in total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $146 million, or 15%, to $1,109 million for the three months ended June 30, 2007 from $963 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $101 million, or 16%, to $720 million for the three months ended June 30, 2007 from $619 million for the comparable 2006 period. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts in Mexico increased by $62 million due to a smaller decrease in certain policyholder liabilities of $27 million caused by a smaller decrease in the unrealized investment gains on the invested assets supporting those liabilities, an increase of $10 million due to a decrease in the prior year period of policyholder benefits associated with a large group policy that was not renewed by the policyholder, as well as an increase in policyholder benefits and claims of $17 million and in interest credited to policyholders account balances of $8 million commensurate with the growth in revenue discussed above. Chile’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts increased by $22 million commensurate with the revenue growth discussed above. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts increased by $14 million in Taiwan primarily due to business growth as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. South Korea’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts increased by $9 million commensurate with the revenue growth discussed above. Argentina’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts increased by $8 million primarily due to a larger increase in interest and market indexed policyholder liabilities, as well as the business growth discussed above. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in Australia, the United Kingdom and Hong Kong by $6 million, $4 million and $2 million, respectively, commensurate with the business growth discussed above. Offsetting these increases was a decrease in Brazil’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder accounts of $23 million almost entirely due to the impact in the prior year period of increases in policyholder liabilities from higher than expected mortality on specific blocks of business. Decreases in other countries account for the remainder of the change.

Other expenses increased by $45 million, or 13%, to $389 million for the three months ended June 30, 2007 from $344 million for the comparable 2006 period.

Mexico’s other expenses increased by $28 million primarily due to higher expenses related to business growth as well as lower DAC amortization in the prior year period resulting from management’s update of assumptions used to determine estimated gross profits. Ireland’s other expenses increased by $8 million due to higher start-up costs. Argentina’s other expenses increased by $3 million primarily due to an increase in commissions on institutional business, partially offset by a decrease in contingent liabilities due to inflation and exchange rate indexing. Other expenses increased in both Chile and Brazil by $2 million primarily due to business growth. South Korea’s other expenses increased by $1 million due to additional expenses associated with growth and infrastructure initiatives, as well as higher bank insurance fees, partially offset by a decrease in DAC amortization related to market performance. Increases in other countries account for the remainder of the change.

Changes in foreign currency exchange rates account for a $28 million increase in total expenses.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006 — International

Income from Continuing Operations

Income from continuing operations increased by $88 million, or 47%, to $274 million for the six months ended June 30, 2007 from $186 million for the comparable 2006 period. This increase includes the impact of net investment gains of $27 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations increased $61 million from the comparable 2006 period.

Argentina’s income from continuing operations increased by $37 million, net of income tax, due to higher premiums resulting from higher pension contributions attributable to higher participant salaries, higher net investment income resulting from capital contributions in the second quarter of 2006 as well as trading portfolio income, and a smaller increase in market indexed policyholder liabilities without a corresponding decrease in net investment income. Argentina also benefited in both the current and prior year periods from the utilization of tax loss carryforwards against which valuation allowances had previously been established. Brazil’s income from continuing operations increased by $26 million due almost entirely to the impact in the prior year of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business, as well as growth in the in-force business. Income from continuing operations increased in South Korea by $19 million due to continued growth in its variable universal life business, as well as lower DAC amortization in the variable universal life business due to favorable investment performance. Income from continuing operations increased by $13 million in Japan due to business growth partially offset by the impact of foreign currency transaction losses. Income from continuing operations increased in both Chile and Australia by $3 million, net of income tax, primarily due to continued growth of the in-force business.

Partially offsetting these increases were a decrease in Mexico’s income from continuing operations of $21 million, net of income tax, primarily due to a smaller decrease in certain policyholder liabilities caused by a lower decrease in the unrealized investment gains on invested assets supporting those liabilities during the period, a decrease in policyholder benefits in the prior year period associated with a large group policy that was not renewed by the policyholder, lower DAC amortization in the prior year period resulting from management’s update of assumptions used to determine estimated gross profits, partially offset by a decrease in liability for experience refunds on Mexico’s institutional business and growth in its institutional and universal life businesses. Taiwan’s income from continuing operations decreased by $3 million, net of income tax, primarily due to higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. Ireland’s income from continuing operations decreased by $4 million, net of income tax, due to higher start-up expenses partially offset by higher investment income resulting from higher invested assets from a capital contribution as well as the utilization of net operating losses for which a valuation allowance had been previously established. The home office incurred higher economic capital charges and investment expenses of $8 million, net of income tax, as well as $3 million in additional tax expenses. These additional expenses were due to a $10 million contingent tax expense in the current year, partially offset by a tax benefit associated with a prior year period income tax expense of $7 million related to a revision of an estimate. The remainder of the decrease in income from continuing operations can be attributed to contributions from the other countries.

Changes in foreign currency exchange rates accounted for a $3 million, net of income tax, increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $387 million, or 18%, to $2,506 million for the six months ended June 30, 2007 from $2,119 million for the comparable 2006 period. Premiums, fees and other revenues increased by $292 million, or 17%, to $1,985 million for the six months ended June 30, 2007 from $1,693 million for the comparable 2006 period.

Mexico’s premiums, fees and other revenues increased by $114 million, primarily due to higher fees and growth in its institutional and universal life businesses, net of a decrease of $13 million in experience refunds during the first quarter on Mexico’s institutional business. South Korea’s premiums, fees and other revenues increased in the current year period by $52 million, primarily due to higher fees and growth in its variable universal life business. Chile’s premiums, fees and other revenues increased by $28 million primarily due to higher annuity sales, for which the prior year period was adversely impacted by management’s decision not to match aggressive pricing in the marketplace, as well as higher institutional premiums from its traditional and bank distribution channels. Argentina’s premiums, fees and other revenues increased by $21 million primarily due to higher pension contributions resulting from higher participant salaries and higher threshold subject to fees. Australia’s premiums, fees and other revenues increased by $17 million as a result of growth in the institutional and reinsurance business in-force. Premiums, fees and other revenues increased in the Company’s Japan operation by $15 million due to an increase in reinsurance. Premiums, fees and other revenues increased in Brazil, the United Kingdom, Taiwan, and Hong Kong by $15 million, $12 million, $10 million, and $7 million, respectively, primarily due to business growth. Increases in other countries resulting from business growth accounted for the remainder of the increase.

Net investment income increased by $95 million, or 22%, to $521 million for the six months ended June 30, 2007 from $426 million for the comparable 2006 period.

Net investment income increased in Chile by $24 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets. Net investment income increased in Mexico by $20 million due to an increase in invested assets, partially offset by a decrease in yields, exclusive of inflation. Net investment income increased in Argentina by $22 million primarily due to higher invested assets resulting from capital contributions in the prior year period as well as an increase in trading portfolio income. Additionally, net investment income in Argentina did not decrease correspondingly with the decrease in policyholder benefits and claims discussed below because the prior year period did not include interest and inflation indexed assets to support such liabilities. Net investment income increased in South Korea, Brazil, Australia and Taiwan by $13 million, $7 million, $3 million and $3 million, respectively, due to increases in invested assets. Net investment income increased in Ireland by $3 million due to an increase in invested assets resulting from a capital contribution in the first quarter of 2007. Results of the Company’s investment in Japan decreased by $2 million, net of income tax, primarily due an increase in the costs of guaranteed annuity benefits and the impact of foreign currency transaction losses, partially offset by business growth. Results from hedging activities associated with Japan’s guaranteed annuity benefits increased by $8 million. Net investment income in the home office decreased by $12 million primarily due to an increase in the amount charged for economic capital and investment management expenses. Increases in other countries resulting from business growth accounted for the remainder of the increase.

Changes in foreign currency exchange rates accounted for a $27 million increase in total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $306 million, or 16%, to $2,167 million for the six months ended June 30, 2007 from $1,861 million for the comparable 2006 period. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $198 million, or 17%, to $1,391 million for the six months ended June 30, 2007 from $1,193 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances in Mexico increased by $125 million, primarily due to a smaller decrease in certain policyholder liabilities of $66 million caused by a lower decrease in the unrealized investment gains on the invested assets supporting those liabilities, an increase of $10 million due to a decrease in the prior year period of policyholder benefits associated with a large group policy that was not renewed by the policyholder, as well as an increase in policyholder benefits and claims of $34 million and in interest credited to policyholder account balances of $15 million commensurate with the growth in revenue discussed above. Chile’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $43 million primarily due to growth in its annuity business, as well as an increase in inflation indexed policyholder liabilities. South Korea’s policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $22 million commensurate with the revenue growth discussed above. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $19 million in Taiwan primarily due to higher policyholder liabilities related to loss recognition in the fourth quarter of 2006 and growth in business. Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in Australia, Hong Kong and the United Kingdom by $8 million, $6 million and $2 million, respectively, commensurate with the business growth discussed above. These increases were partially offset by a decrease in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances in Brazil of $20 million almost entirely due to the impact in the prior year period of increases in policyholder liabilities from higher than expected mortality on specific blocks of business, and in Argentina of $5 million primarily due to a smaller increase in interest and market indexed policyholder liabilities as well as favorable claim experience, partially offset by the business growth discussed above. Decreases in other countries accounted for the remainder of the change.

Other expenses increased by $108 million, or 16%, to $776 million for the six months ended June 30, 2007 from $668 million for the comparable 2006 period.

Mexico’s other expenses increased by $42 million primarily due to higher expenses related to business growth, as well as lower DAC amortization in the prior year resulting from management’s update of assumptions used to determine estimated gross profits, partially offset by a lower increase in litigation liabilities. Other expenses related to the start-up of the Company’s operations in Ireland increased by $16 million. South Korea’s other expenses increased by $13 million, primarily due to additional expenses associated with growth and infrastructure initiatives, as well as higher bank insurance fees, partially offset by a decrease in DAC amortization related to market performance. Argentina’s other expenses increased by $10 million primarily due to an increase in commissions on institutional business, partially offset by a decrease in contingent liabilities due to inflation and exchange rate indexing. Other expenses increased in the United Kingdom by $7 million due to higher spending on business initiatives. Other expenses increased in Australia, Brazil and Chile by $7 million, $5 million and $4 million, respectively, primarily due to business growth. Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates accounted for a $22 million increase in total expenses.

Reinsurance

The Company’s Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated (“RGA”), a publicly traded company. At June 30, 2007, the Company’s ownership in RGA was 52%. RGA’s operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$1,208	$1,078	$2,334	$2,071
Net investment income	266	155	472	330
Other revenues	19	13	37	28
Net investment gains (losses)	(14)	(14)	(20)	(7)

Total revenues	1,479	1,232	2,823	2,422

Expenses
Policyholder benefits and claims	979	871	1,881	1,684
Interest credited to policyholder account balances	117	48	182	111
Other expenses	329	271	654	546

Total expenses	1,425	1,190	2,717	2,341

Income before provision for income tax	54	42	106	81
Provision for income tax	20	15	38	28

Net income	$34	$27	$68	$53

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006 — Reinsurance

Net Income

Net income increased by $7 million, or 26%, to $34 million for the three months ended June 30, 2007 from $27 million for the comparable 2006 period.

The increase in net income was attributable to a 12% increase in both premiums and policyholder benefits and claims, a 72% increase in net investment income while interest credited to policyholder account balances increased by 144%, and a 46% increase in other revenues. The increase in premiums, net of the increase in policyholder benefits and claims, added $14 million to net income, which was primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. Policyholder benefits and claims as a percentage of premiums were 81% in the comparable period. The increase in net investment income, net of interest credited to policyholder account balances, added $27 million to net income and was due primarily to growth in the invested asset base. The increases in invested assets and net investment income, net of interest credited to policyholder account balances, were substantially derived from the issuance of notes, which also increased interest expense within other expenses as described below. The increase in other revenues added $4 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2007.

These increases in net income were partially offset by a $37 million, net of income tax, increase in other expenses. The increase in other expenses was primarily related to expenses associated with DAC, including reinsurance allowances paid, interest expense associated with an issuance of $850 million 30-year notes in June 2006 by a subsidiary of RGA to provide long-term collateral for Regulation XXX statutory reserves, the implementation of FIN 48, and RGA’s issuance of $300 million senior notes in March 2007, minority interest expense, and compensation and overhead related expenses associated with RGA’s international expansion. The remaining decrease in net income of $1 million primarily related to statutory tax rate variances.

Revenues

Total revenues, excluding net investment gains (losses), increased by $247 million, or 20%, to $1,493 million for the three months ended June 30, 2007 from $1,246 million for the comparable 2006 period.

The increase in revenues was primarily associated with growth in premiums of $130 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA’s operating segments, including the U.S., which contributed $56 million; Asia Pacific, which contributed $30 million; Canada, which contributed $26 million; and Europe and South Africa, which contributed $18 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and as a result, can fluctuate from period to period.

Net investment income increased $111 million primarily due to the change in market value of investments associated with the coinsurance of certain annuity products. This increase in investment income was substantially offset by a corresponding increase in interest credited to policyholder account balances. Net investment income also increased as a result of growth in the invested asset base from net proceeds from the aforementioned $850 million 30-year notes offering by a subsidiary of RGA in June 2006 and $300 million senior notes offering in March 2007, additional deposits associated with the coinsurance of annuity products, positive cash flows from operations, and a realignment of economic capital. The investment yield also increased slightly over the comparable prior year period.

Other revenues increased $6 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $22 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $235 million, or 20%, to $1,425 million for the three months ended June 30, 2007 from $1,190 million for the comparable 2006 period.

This increase in total expenses was primarily attributable to an increase of $108 million in policyholder benefits and claims, primarily associated with a growth in insurance in-force of $217 billion, and an increase of $69 million in interest credited to policyholder account balances due to growth in the underlying liabilities associated with the coinsurance of certain annuity products, which was substantially offset by a corresponding increase in net investment income.

Other expenses were up $58 million due to a $21 million increase in interest expense associated with the aforementioned $850 million 30-year note offering in June 2006, the implementation of FIN 48, and the $300 million senior notes offering in March 2007, a $13 million increase in expenses associated with DAC, including reinsurance allowances paid, and a $13 million increase in minority interest expense. The remaining increase of $11 million was primarily attributable to compensation and overhead related expenses associated with RGA’s international expansion and general growth in operations.

Additionally, a component of the increase in total expenses was a $21 million increase associated with foreign currency exchange rate movements.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006 — Reinsurance

Net Income

Net income increased by $15 million, or 28%, to $68 million for the six months ended June 30, 2007 from $53 million for the comparable 2006 period.

The increase in net income was attributable to a 13% increase in premiums while policyholder benefits and claims increased by 12%, a 43% increase in net investment income while interest credited to policyholder benefits and claims increased by 64%, and a 32% increase in other revenues. The increase in premiums, net of the increase in policyholder benefits and claims, added $43 million to net income, which was primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. Policyholder benefits and claims as a percentage of premiums were 81% in the comparable period. The increase in net investment income, net of interest credited to policyholder account balances, added $46 million to net income and was due primarily to growth in the invested asset base. The increases in invested assets and net investment income, net of interest credited to policyholder account balances were substantially derived from the issuance of notes, which also increased interest expense within other expenses as described below. The increase in other revenues added $6 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2007.

These increases in net income were partially offset by a $70 million increase in other expenses and an $8 million increase in net investment losses, all net of income tax. The increase in net investment loss was due to an impairment loss. The increase in other expenses was primarily related to expenses associated with DAC, including reinsurance allowances paid, interest expense associated with an issuance of $850 million of 30-year notes in June 2006 by a subsidiary of RGA to provide long-term collateral for Regulation XXX statutory reserves, the implementation of FIN 48, and RGA’s issuance of $300 million senior notes in March 2007, minority interest expense, and compensation and overhead related expenses associated with RGA’s international expansion. The remaining decrease in net income of $2 million primarily related to statutory tax rate variances.

Revenues

Total revenues, excluding net investment gains (losses), increased by $414 million, or 17%, to $2,843 million for the six months ended June 30, 2007 from $2,429 million for the comparable 2006 period.

The increase in revenues was primarily associated with growth in premiums of $263 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA’s operating segments, including the U.S., which contributed $114 million; Asia Pacific, which contributed $78 million; Europe and South Africa, which contributed $41 million; and Canada, which contributed $30 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and as a result, can fluctuate from period to period.

Net investment income increased $142 million, primarily due to the change in market value of investments associated with the coinsurance of certain annuity products. This increase in investment income was substantially offset by a corresponding increase in interest credited to policyholder account balances. Net investment income also increased as a result of growth in the invested asset base from net proceeds from the aforementioned $850 million of 30-year notes offering by a subsidiary of RGA in June 2006, additional deposits associated with the coinsurance of annuity products, positive cash flows from operations, a realignment of economic capital, and net proceeds from RGA’s $300 million senior notes offering in March 2007. The investment yield also increased slightly over the comparable prior year period.

Other revenues increased $9 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $35 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $376 million, or 16%, to $2,717 million for the six months ended June 30, 2007 from $2,341 million for the comparable 2006 period.

This increase in total expenses was primarily attributable to an increase of $197 million in policyholder benefits and claims, primarily associated with a growth in insurance in-force of $217 billion, and an increase of $71 million in interest credited to policyholder account balances due to growth in the underlying liabilities associated with the coinsurance of certain annuity products, which was substantially offset by a corresponding increase in net investment income. In addition to the in-force growth, favorable mortality in the comparable prior year period United Kingdom operations added to the increase in policyholder benefits and claims but was partially offset by favorable mortality experience, in the current year period in the Canadian and Asia Pacific operations.

Other expenses were up $108 million due to a $38 million increase in interest expense associated with the aforementioned $850 million 30-year note offering by a subsidiary of RGA in June 2006, the implementation of FIN 48, and the $300 million senior notes offering in March 2007, a $37 million increase in expenses associated with DAC, including reinsurance allowances paid, and a $19 million increase in minority interest expense. The remaining increase of $14 million was primarily attributable to compensation and overhead related expenses associated with RGA’s international expansion and general growth in operations.

Additionally, a component of the increase in total expenses was a $34 million increase associated with foreign currency exchange rate movements.

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

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$8	$10	$16	$19
Net investment income	357	302	727	565
Other revenues	49	6	55	13
Net investment gains (losses)	39	(87)	44	(116)

Total revenues	453	231	842	481

Expenses
Policyholder benefits and claims	11	12	22	20
Policyholder dividends	—	1	—	—
Other expenses	313	342	646	653

Total expenses	324	355	668	673

Income before provision (benefit) for income tax	129	(124)	174	(192)
Provision (benefit) for income tax	(13)	(81)	(50)	(150)

Income from continuing operations	142	(43)	224	(42)
Income from discontinued operations, net of income tax	22	49	39	57

Net income	164	6	263	15
Preferred stock dividends	34	33	68	66

Net income (loss) available to common shareholders	$130	$(27)	$195	$(51)

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006 — Corporate & Other

Income from Continuing Operations

Income from continuing operations increased by $185 million, to $142 million for the three months ended June 30, 2007 from a loss of $43 million for the comparable 2006 period. Included in this increase was lower net investment losses of $82 million, net of income tax, resulting in a net investment gain. Excluding the impact of net investment gains (losses), income from continuing operations increased by $103 million.

The increase in income from continuing operations was primarily attributable to higher net investment income, other revenues, lower legal costs, corporate support expenses and integration costs of $37 million, $28 million, $23 million, $7 million and $2 million, respectively, each of which was net of income tax. This was partially offset by higher interest expense on debt, interest on tax contingencies, and interest credited to bankholder deposits of $8 million, $5 million and $1 million, respectively, each of which was net of income tax. Tax benefits increased by

$19 million over the comparable 2006 period due to the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $96 million, or 30%, to $414 million for the three months ended June 30, 2007 from $318 million for the comparable 2006 period. This increase was primarily due to increased net investment income of $55 million on fixed maturity securities, cash equivalents and short-term investments primarily from a higher asset base related to the reinvestment of proceeds from the sale of the Peter Cooper Village and Stuyvesant Town properties during the fourth quarter of 2006, and from improved yields from lengthening of the duration and the impact of higher short-term interest rates. Net investment income also increased on real estate and real estate joint ventures. Other revenues increased $43 million primarily related to the resolution of an indemnification claim associated with the 2000 acquisition of General American. Also included as a component of total revenues were the intersegment eliminations which were offset within total expenses.

Expenses

Total expenses decreased by $31 million, or 9%, to $324 million for the three months ended June 30, 2007 from $355 million for the comparable 2006 period. Legal costs were lowered by $35 million primarily due to a reduction in the current year period of $31 million of legal liabilities resulting from the settlement of certain cases, amortization and valuation of an asbestos insurance recoverable of $3 million, and other legal costs of $1 million. Corporate support expenses, which included advertising, start-up costs for new products and information technology costs, were lower by $12 million and integration costs which were incurred in the comparable 2006 period were lower by $3 million. Interest expense was higher by $12 million due to the issuance of junior subordinated debt, partially offset by the maturity of senior notes, in December 2006. Interest on tax contingencies was higher by $8 million as a result of an increase in published Internal Revenue Service (“IRS”) interest rates and a change in the method of estimating interest expense on tax contingencies associated with the Company’s implementation of FIN 48. As a result of higher interest rates, interest credited to bankholder deposits increased by $1 million at MetLife Bank. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006 — Corporate & Other

Income from Continuing Operations

Income from continuing operations increased by $266 million, to $224 million for the six months ended June 30, 2007 from a loss of $42 million for the comparable 2006 period. Included in this increase was lower net investment losses of $104 million, net of income tax, resulting in a net investment gain. Excluding the impact of net investment gains (losses), income from continuing operations increased by $162 million.

The increase in income from continuing operations was primarily attributable to higher net investment income, other revenues, lower legal costs, integration costs and corporate support expenses of $106 million, $27 million, $20 million, $10 million and $7 million, respectively, each of which was net of income tax. This was partially offset by higher interest expense on debt, interest on tax contingencies and interest credited to bankholder deposits of $16 million, $12 million and $6 million, respectively, each of which was net of income tax. Tax benefits increased by $28 million over the comparable 2006 period due to the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $201 million, or 34%, to $798 million for the six months ended June 30, 2007 from $597 million for the comparable 2006 period. This increase was primarily due to increased net investment income of $162 million on fixed maturity securities, cash equivalents and short-term investments primarily from a higher asset base related to the reinvestment of proceeds from the sale of the Peter Cooper Village and Stuyvesant Town properties during the fourth quarter of 2006, and from improved yields from lengthening of the duration and the impact of higher short-term interest rates. Net investment income also increased on real estate, real estate joint ventures, and other limited partnership interests. Other revenues increased $42 million primarily related to the resolution of an indemnification claim associated with the 2000 acquisition of General American. Also included as a component of total revenues were the intersegment eliminations which were offset within total expenses.

Expenses

Total expenses decreased by $5 million, or 1%, to $668 million for the six months ended June 30, 2007 from $673 million for the comparable 2006 period. Legal costs were lowered by $30 million primarily due to a reduction in the current year period of $38 million of legal liabilities resulting from the settlement of certain cases, lower other legal costs of $1 million partially offset by higher amortization and valuation of an asbestos insurance recoverable of $9 million. Integration costs which were incurred in the comparable 2006 period were lower by $16 million and corporate support expenses, which included advertising, start-up costs for new products and information technology costs, were lower by $12 million. Interest expense was higher by $24 million due to the issuance of junior subordinated debt, partially offset by the maturity of senior notes in December 2006. Interest on tax contingencies was higher by $18 million as a result of an increase in published IRS interest rates and a change in the method of estimating interest expense on tax contingencies associated with the Company’s implementation of FIN 48. As a result of higher interest rates, interest credited to bankholder deposits increased by $9 million at MetLife Bank. Also included as a component of total expenses were the elimination of intersegment amounts which were offset within total revenues.

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

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $8.0 billion and $7.7 billion at June 30, 2007 and December 31, 2006, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending activities. At June 30, 2007 and December 31, 2006, the Company had $188.6 billion and $186.5 billion in liquid assets, respectively.

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

At June 30, 2007 and December 31, 2006, the Company had outstanding $1.5 billion and $1.4 billion in short-term debt, respectively, and $12.5 billion and $10.0 billion in long-term debt, respectively. At June 30, 2007 and December 31, 2006, the Company had outstanding $3.8 billion and $3.8 billion in junior subordinated debt, respectively, and $279 million and $278 million in shares subject to mandatory redemption, respectively.

Debt Issuances.  On May 24, 2007, MetLife Reinsurance Company of South Carolina (“MRSC”), a subsidiary, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution (the

“Lender”) that provides up to $3.5 billion of Regulation AXXX statutory reserve support for MRSC to be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, the Company entered into a total return swap with the Lender under which MetLife, Inc. is entitled to the total return on the investment portfolio held by a trust (the “Trust”) established in connection with this financing arrangement in exchange for the payment of a stated rate of return to the Lender of LIBOR plus 70 basis points. The Company may also be required to make payments to the Lender related to any decline in the market value of the assets held by the Trust, as well as amounts outstanding upon maturity or early termination of the Trust. The Trust holding the investment portfolio is considered to be a variable interest entity (“VIE”) and the Company is deemed to be the primary beneficiary in the Trust thus requiring consolidation in the Company’s financial statements. The assets of the Trust have been recorded as fixed maturity investments and cash and cash equivalents. The consolidated statements of income report the investment return on the assets within the Trust as investment income and the cost of the financing arrangement is reflected in interest expense. At June 30, 2007, $2.3 billion was drawn upon under the financing arrangement and is included in long-term debt.

In March 2007, RGA issued $300 million of 10-year senior notes with a fixed rate of 5.625%, payable semiannually. RGA used $50 million of the net proceeds of the offering to repay existing debt during the six months ended June 30, 2007.

MetLife Bank has entered into several repurchase agreements with the Federal Home Loan Bank of New York (the “FHLB of NY”) whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that, upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. During the six months ended June 30, 2007, received advances totaling $140 million from the FHLB of NY, which were included in long-term debt. MetLife Bank also made repayments of $175 million to the FHLB of NY during the six months ended June 30, 2007. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $963 million and $998 million at June 30, 2007 and December 31, 2006, respectively, which was included in long-term debt.

MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At June 30, 2007 and December 31, 2006, MetLife Funding had a tangible net worth of $12 million and $11 million, respectively. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At June 30, 2007 and December 31, 2006, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $847 million and $840 million, respectively, consisting primarily of commercial paper.

Credit Facilities.  In June 2007, the Holding Company and MetLife Funding (collectively, the “Borrowers”) entered into a $3.0 billion credit agreement with various institutional lenders, the proceeds of which are available to be used for general corporate purposes, to support the Borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding for one year. The $1.5 billion credit agreement, dated as of April 22, 2005 and the $1.5 billion credit agreement, amended and restated as of August 15, 2006, effective December 21, 2006, were both terminated in June 2007.

The Company maintains committed and unsecured credit facilities aggregating $3.9 billion as of June 30, 2007. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at June 30, 2007 $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs.

Information on these credit facilities as of June 30, 2007 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012(1)	$3,000	$781	$—	$2,219
MetLife Bank, N.A.	July 2007(2)	200	—	—	200
Reinsurance Group of America, Incorporated	May 2008	30	—	30	—
Reinsurance Group of America, Incorporated	September 2010	600	345	—	255
Reinsurance Group of America, Incorporated	March 2011	42	—	13	29

Total		$3,872	$1,126	$43	$2,703

(1)	This facility serves as a back-up line of credit for the Company’s commercial paper programs. The Borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015.

(2)	On August 1, 2007, this facility renewed for one year.

Committed Facilities.  Information on committed facilities as of June 30, 2007 is as follows:

			Letter of
			Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016(1)	$500	$490	$10	9
Exeter Reassurance Company Ltd.	March 2025(2)	250	250	—	17
Exeter Reassurance Company Ltd.	June 2025(2)	325	92	233	18
Exeter Reassurance Company Ltd.	June 2025(2)	225	225	—	18
Exeter Reassurance Company Ltd.	December 2026(2)	901	132	769	19
Exeter Reassurance Company Ltd.	December 2027(2)	650	330	320	20
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037(3)	3,500	—	1,246	30

Total		$6,351	$1,519	$2,578

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	The facility has an initial term of 30 years, which may be extended by agreement of the Company and the Lender on each anniversary of the closing of the facility for an additional one-year period. As of June 30, 2007, $2.3 billion was drawn upon under the financing arrangement and is included in long-term debt.

In May 2007, MRSC terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various institutional lenders on April 25, 2005. In its place the Company entered into a 30-year collateral financing arrangement as described previously.

Letters of Credit.  At June 30, 2007, the Company had outstanding $2.8 billion in letters of credit from various banks, of which $1.5 billion and $1.1 billion were part of committed and credit facilities, respectively. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Liquidity Uses

Debt Repayments.  During the six months ended June 30, 2007, RGA repaid $50 million of long-term debt using the proceeds from its March 2007 10-year senior notes offering. See “— Debt Issuances” for further information.

During the six months ended June 30, 2007, MetLife Bank made repayments of $175 million to the FHLB of NY. See “— Debt Issuances” for further information.

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

The following table summarizes the Company’s major contractual obligations as of June 30, 2007:

					More Than
				More Than	Three Years
				One Year and	and Less
			Less Than	Less Than	Than Five	More Than
Contractual Obligations		Total	One Year	Three Years	Years	Five Years
		(In millions)

Future policy benefits	(1)	$321,170	$5,542	$8,143	$9,576	$297,909
Policyholder account balances	(2)	186,649	25,196	28,872	23,760	108,821
Other policyholder liabilities	(3)	10,003	8,137	93	113	1,660
Short-term debt	(4)	1,481	1,481	—	—	—
Long-term debt	(4)	23,996	938	2,086	2,326	18,646
Junior subordinated debt securities	(4)	6,526	211	2,387	214	3,714
Shares subject to mandatory redemption	(4)	350	—	—	—	350
Payables for collateral under securities loaned and other transactions	(5)	50,590	50,590	—	—	—
Commitments to lend funds	(6)	11,526	9,148	623	543	1,212
Operating leases	(7)	2,189	248	422	331	1,188
Other	(8)	8,225	7,733	6	6	480

Total		$622,705	$109,224	$42,632	$36,869	$433,980

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, MTF agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts.

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

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $585 million have been excluded from amounts presented in the table above.

Amounts presented in the table above, excluding those related to property and casualty contracts, represent the estimated cash payments for benefits under such contracts including assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapse, renewal, retirement, inflation, disability incidence, disability terminations, policy loans and other contingent events as appropriate to the respective product type. Payments for case reserve liabilities and incurred but not reported liabilities associated with property and casualty contracts of $1.6 billion have been included using an estimate of the ultimate amount to be settled under the policies based upon historical payment patterns. The ultimate amount to be paid under property and casualty contracts is not determined until the Company reaches a settlement with the claimant, which may vary significantly from the liability or contractual obligation presented above especially as it relates to incurred but not reported liabilities. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. The more than five years category displays estimated payments due for periods extending for more than 100 years from the present date.

The sum of the estimated cash flows shown for all years in the table of $321.2 billion exceeds the liability amount of $129.3 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

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

Excess interest reserves representing purchase accounting adjustments of $652 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $186.6 billion exceeds the liability amount of $136.5 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See also comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances.

(3)	Other policyholder liabilities is comprised of other policyholder funds, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these liabilities are as follows:

(a)	Other policyholder funds includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, LTC and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health; premiums received in advance. Liabilities related to unearned revenue of $1.3 billion have been excluded from the cash payments presented in the table above because they reflect an accounting convention and not a contractual obligation. With the exception of policyholder dividends left on deposit, and those items excluded as noted in the preceding sentence, the contractual obligation presented in the table above related to other policyholder funds is equal to the liability reflected in the consolidated balance sheet. Such amounts are reported in the one year or less category due to the short-term nature of the liabilities. Contractual obligations on policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.

(b)	Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the less than one year category at the amount of the liability presented in the consolidated balance sheet.

(c)	The nature of the policyholder dividend obligation is described in Note 5 to the Consolidated Financial Statements. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, management has reflected the obligation at the amount of the liability presented in the consolidated balance sheet in the more than five years category. This was done to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

(4)	Amounts presented in the table above for short-term debt, long-term debt, junior subordinated debt securities and shares subject to mandatory redemption differ from the balances presented on the consolidated balance sheet as the amounts presented in the table above do not include premiums or discounts upon issuance or purchase accounting fair value adjustments. The amounts presented above also include interest on such obligations as described below.

Short-term debt consists principally of 90-day commercial paper, with a remaining maturity of 39 days, and carries a variable rate of interest. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity of the commercial paper plus the related variable interest which is calculated using the prevailing rates at June 30, 2007 through the date of maturity without consideration of any further issuances of commercial paper upon maturity of the amounts outstanding at June 30, 2007.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at June 30, 2007 and, as such, does not consider the impact of future rate movements.

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

Long-term debt also includes payments under capital lease obligations of $17 million, $14 million, $3 million and $24 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $471 million as of June 30, 2007.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities and bridge loans. In the table above, the timing of the funding of mortgage loans is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial positions or results of operations. See “ — Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations not included elsewhere in the table above. Other liabilities presented in the table above is principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $6.6 billion due to the exclusion of items such as minority interests, legal contingency reserves, pension and postretirement benefit obligations, unrecognized tax benefits, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $132 million, based on the expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2007. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are deferred income tax liabilities and unrecognized tax benefits of $1.1 billion and $1.5 billion, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

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

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position as of June 30, 2007.

Additionally, the Company has agreements in place for services it conducts, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. All material intercompany transactions have appropriately been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company and a corporation in which the Holding Company owns 50% of the equity. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities or for certain policies reinsured by such entity. Management does not anticipate that these arrangements will place any significant demands upon the Company’s liquidity resources.

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

Consolidated Cash Flows.  Net cash provided by operating activities was relatively consistent at $4.1 billion for the six months ended June 30, 2007 as compared to $4.0 billion for the six months ended June 30, 2006.

Net cash provided by financing activities was $10.0 billion and $15.2 billion for the six months ended June 30, 2007 and 2006, respectively. Net cash provided by financing activities decreased primarily as a result of a decrease of $7.4 billion in the amount of securities lending cash collateral received in connection with the Company’s securities lending program, a decrease in short-term debt borrowings of $0.8 billion, and $0.8 billion of treasury stock acquired under the share repurchase program. These decreases were partially offset by an increase of $1.9 billion in net cash provided by policyholder account balances and a net increase in long-term debt issued of $1.6 billion.

Net cash used in investing activities was $14.7 billion and $19.2 billion for the six months ended June 30, 2007 and 2006, respectively. In the current year period, cash available for the purchase of invested assets decreased by $5.2 billion as a result of the decrease in securities lending activities as well as the decrease in short-term borrowings and cash used for treasury stock acquired, partially offset by an increase in net cash provided by policyholder account balances and higher long-term borrowings. The lower amount of cash available for investing activities resulted in decreased net purchases of fixed maturities of $3.1 billion, other invested assets of $2.1 billion, short-term investments of $0.7 billion, and a decrease in net origination of mortgage and consumer loans of $0.1 billion. This was partially offset by an increase in net purchases of equity securities of $1.0 billion, as well as an increase in the net purchases of real estate and real estate joint ventures of $0.5 billion.

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

During the six months ended June 30, 2007, $8 million in dividends from other subsidiaries were paid to the Holding Company.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. Liquid assets exclude assets relating to securities lending activities. At June 30, 2007 and December 31, 2006, the Holding Company had $3.0 billion and $3.9 billion in liquid assets, respectively.

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

At June 30, 2007 and December 31, 2006, the Holding Company had $632 million and $616 million in short-term debt outstanding, respectively. At both June 30, 2007 and December 31, 2006, the Holding Company had $7.0 billion of unaffiliated long-term debt outstanding. At both June 30, 2007 and December 31, 2006, the Holding Company had $500 million of affiliated long-term debt outstanding. At both June 30, 2007 and December 31, 2006, the Holding Company had $3.4 billion of junior subordinated debt securities.

On April 27, 2005, the Holding Company filed a shelf registration statement (the “2005 Registration Statement”) with the SEC, covering $11 billion of securities. On May 27, 2005, the 2005 Registration Statement became effective, permitting the offer and sale, from time to time, of a wide range of debt and equity securities. In addition to the $11 billion of securities registered on the 2005 Registration Statement, $3.9 billion of registered but unissued securities remained available for issuance by the Holding Company as of such date, from the $5.0 billion shelf registration statement filed with the SEC during the first quarter of 2004, permitting the Holding Company to issue an aggregate of $14.9 billion of registered securities. The terms of any offering will be established at the time of the offering. At June 30, 2007, the remaining capacity under the 2005 Registration Statement was $5.3 billion.

Debt Issuances.  As previously described in the “The Company— Liquidity Sources — Debt Issuances”, the Holding Company entered into a total return swap with a Lender under which the Holding Company is entitled to the total return of the investment portfolio held by the Trust established in connection with the collateral finance arrangement in exchange for the payment of a stated rate of return to the Lender of LIBOR plus 70 basis points. The Holding Company may also be required to make payments to the Lender related to any decline in the market value of the assets held by the Trust, as well as amounts outstanding upon maturity or early termination of the financing agreement. Due to the Holding Company’s obligation under the total return swap, the amount drawn upon of $2.3 billion related to the financing arrangement is reflected as long-term debt of the Holding Company.

Preferred Stock.  During the six months ended June 30, 2007, the Holding Company issued no new preferred stock.

See “— Liquidity Uses — Dividends” for dividends paid on the Company’s preferred stock.

Credit Facilities.  In June 2007, the Borrowers entered into a $3.0 billion credit agreement with various institutional lenders, the proceeds of which are available to be used for general corporate purposes, to support the Borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding for one year. The $1.5 billion credit agreement, dated as of April 22, 2005 and the $1.5 billion credit agreement, amended and restated as of August 15, 2006, effective December 21, 2006, were both terminated in June 2007.

The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion (expiring in 2012, shared with MetLife Funding) as of June 30, 2007. Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers’ commercial paper programs. At June 30, 2007, there were no borrowings against these credit facilities. At June 30, 2007, $781 million of the unsecured credit facilities support the letters of credit issued on behalf of the Holding Company.

Committed Facilities.  Information on committed facilities as of June 30, 2007 is as follows:

			Letter of
			Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016(1)	$500	$490	$10	9
Exeter Reassurance Company Ltd.	March 2025(2)	250	250	—	17
Exeter Reassurance Company Ltd.	June 2025(2)	325	92	233	18
Exeter Reassurance Company Ltd.	June 2025(2)	225	225	—	18
Exeter Reassurance Company Ltd.	December 2026(2)	901	132	769	19
Exeter Reassurance Company Ltd.	December 2027(2)	650	330	320	20
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037(3)	3,500	—	1,246	30

Total		$6,351	$1,519	$2,578

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	The facility has an initial term of 30 years, which may be extended by agreement of the Holding Company and the Lender on each anniversary of the closing of the facility for an additional one-year period. As of June 30, 2007, $2.3 billion was drawn upon under the financing arrangement and is included in long-term debt.

In May 2007, MRSC terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various institutional lenders on April 25, 2005. In its place the Company entered into a 30-year collateral financing arrangement as described previously.

Letters of Credit.  At June 30, 2007, the Holding Company had $781 million in outstanding letters of credit from various banks. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Liquidity Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  During the three months ended June 30, 2007 and 2006, the Holding Company paid preferred stock dividends of $34 million and $33 million, respectively, and for the six months ended June 30, 2007 and 2006, the Holding Company paid preferred stock dividends of $68 million and $66 million, respectively.

Affiliated Capital Transactions.  During the six months ended June 30, 2007, the Holding Company invested an aggregate of $181 million in various affiliates.

Debt Repayments.  The Holding Company made no debt repayments for the six months ended June 30, 2007.

Share Repurchase.  On February 27, 2007, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized on October 26, 2004. As of June 30, 2007, $441 million remains under this program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)) and in privately negotiated transactions.

In March 2007, the Holding Company repurchased 11.9 million shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased common stock in the open market to return to such third parties. In June 2007, the Holding Company paid a cash adjustment of $17 million for a final purchase price of $767 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

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

Support Agreements.  The Holding Company is party to various capital support commitments with certain of its subsidiaries and a corporation in which it owns 50% of the equity. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels. Management does not anticipate that these arrangements will place any significant demands upon the Holding Company’s liquidity resources.

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

Subsequent Events

On August 1, 2007, the FHLB of NY renewed the credit facility with MetLife Bank for one year.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $5.3 billion and $3.0 billion at June 30, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.6 billion and $4.0 billion at June 30, 2007 and December 31, 2006, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.7 billion and $1.9 billion at June 30, 2007 and December 31, 2006, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. There have been no material changes in the Company’s commitments under such lease agreements from that reported at December 31, 2006, included in the 2006 Annual Report.

Credit Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Credit Facilities” and ‘‘— Letters of Credit” for further descriptions of such arrangements.

Share-Based Arrangements

In connection with the issuance of common equity units, the Holding Company issued forward stock purchase contracts under which the Holding Company will issue, in 2008 and 2009, between 39.0 and 47.8 million shares of its common stock, depending upon whether the share price is greater than $43.35 and less than $53.10.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $2.2 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the

Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the six months ended June 30, 2007, the Company recorded a $1 million liability with respect to a guarantee previously provided to MLII, a former affiliate. The Company’s recorded liabilities at June 30, 2007 and December 31, 2006 for indemnities, guarantees and commitments were $6 million and $5 million, respectively.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $1.8 billion at June 30, 2007. The credit default swaps expire at various times during the next ten years.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $67 million and $100 million at June 30, 2007 and December 31, 2006, respectively.

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

There were no significant changes in the liability for unrecognized tax benefits during the six months ended June 30, 2007.

Insurance Contracts

Effective January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46(r) to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN 46(r) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact of SOP 07-1 and FIN 46(r)-7 on the Company’s consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company is currently evaluating the impact of FSP 39-1 on the Company’s consolidated financial statements.

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

Composition of Portfolio and Investment Results

The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company’s investment portfolio at:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

FIXED MATURITY SECURITIES
Yield(1)	6.23%	6.10%	6.19%	6.12%
Investment income(2)	$3,163	$2,963	$6,228	$5,935
Investment gains (losses)	$(236)	$(386)	$(328)	$(796)
Ending carrying value(2)	$251,963	$236,131	$251,963	$236,131
MORTGAGE AND CONSUMER LOANS
Yield(1)	6.46%	6.41%	6.41%	6.55%
Investment income(3)	$654	$574	$1,286	$1,159
Investment gains (losses)	$13	$3	$13	$7
Ending carrying value	$43,755	$38,665	$43,755	$38,665
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1)	11.54%	11.37%	11.57%	11.93%
Investment income	$164	$135	$315	$281
Investment gains (losses)	$37	$54	$44	$71
Ending carrying value	$5,933	$4,786	$5,933	$4,786
POLICY LOANS
Yield(1)	6.20%	5.89%	6.18%	5.86%
Investment income	$158	$147	$315	$293
Ending carrying value	$10,251	$10,065	$10,251	$10,065
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS
Yield(1)	20.85%	14.83%	18.17%	13.86%
Investment income	$512	$278	$857	$513
Investment gains (losses)	$28	$25	$92	$52
Ending carrying value	$11,157	$8,007	$11,157	$8,007
CASH AND SHORT-TERM INVESTMENTS
Yield(1)	4.67%	4.70%	5.40%	4.67%
Investment income	$99	$85	$222	$165
Investment gains (losses)	$—	$(1)	$—	$(2)
Ending carrying value	$9,267	$8,193	$9,267	$8,193
OTHER INVESTED ASSETS(5)
Yield(1)	11.13%	7.94%	10.05%	8.41%
Investment income	$257	$168	$469	$339
Investment gains (losses)	$(151)	$(525)	$(225)	$(795)
Ending carrying value	$10,302	$9,652	$10,302	$9,652
TOTAL INVESTMENTS
Gross investment income yield(1)	6.98%	6.49%	6.83%	6.51%
Investment fees and expenses yield	(0.15)%	(0.14)%	(0.15)%	(0.13)%

NET INVESTMENT INCOME YIELD	6.83%	6.35%	6.68%	6.38%

Gross investment income	$5,007	$4,350	$9,692	$8,685
Investment fees and expenses	(105)	(96)	(208)	(177)

NET INVESTMENT INCOME	$4,902	$4,254	$9,484	$8,508

Ending carrying value	$342,628	$315,499	$342,628	$315,499

Gross investment gains	$315	$255	$623	$472
Gross investment losses	(494)	(660)	(783)	(1,226)
Writedowns	(22)	(45)	(25)	(67)

Subtotal	$(201)	$(450)	$(185)	$(821)
Derivative and other instruments not qualifying for hedge accounting	(108)	(380)	(219)	(642)

INVESTMENT GAINS (LOSSES)	$(309)	$(830)	$(404)	$(1,463)
Minority interest — investment gains (losses)	4	4	8	2
Investment gains (losses) tax benefit (provision)	112	289	145	509

INVESTMENT GAINS (LOSSES), NET OF INCOME TAX	$(193)	$(537)	$(251)	$(952)

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $919 million and $519 million in ending carrying value related to trading securities at June 30, 2007 and 2006, respectively. Fixed maturity securities include $16 million and $31 million of investment income related to trading securities for the three months and six months ended June 30, 2007. Fixed maturity securities include $(3) million and $16 million of investment income related to trading securities for the three months and six months ended June 30, 2006, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income from real estate and real estate joint ventures is $0 million and $3 million related to discontinued operations for the three months and six months ended June 30, 2007, respectively, and $27 million and $47 million for the three months and six months ended June 30, 2006, respectively. Included in investment gains (losses) from real estate and real estate joint ventures is $0 million and $5 million of gains related to discontinued operations for the three months and six months ended June 30, 2007, respectively, and $3 million and $8 million of losses for the three months and six months ended June 30, 2006, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging, of $65 million and $123 million for the three months and six months ended June 30, 2007, respectively, and $68 million and $107 million for the three months and six months ended June 30, 2006, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $5 million and $9 million for the three months and six months ended June 30, 2007, respectively, and $3 million and ($1) million for the three months and six months ended June 30, 2006, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly traded and privately placed debt securities, and represented 73% of total cash and invested assets at both June 30, 2007 and December 31, 2006. Based on estimated fair value, public fixed maturity securities represented $217.0 billion, or 86%, and $209.2 billion, or 86%, of total fixed maturity securities at June 30, 2007 and December 31, 2006, respectively. Based on estimated fair value, private fixed maturity securities represented $34.0 billion, or 14%, and $32.7 billion, or 14%, of total fixed maturity securities at June 30, 2007 and December 31, 2006, respectively.

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

The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations (“NRSROs”) for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or higher by Moody’s Investors Services (“Moody’s”), or rated “BBB — ” or higher by Standard & Poor’s (“S&P”) and Fitch Ratings Insurance Group (“Fitch”)), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		June 30, 2007			December 31, 2006
		Cost or	Estimated		Cost or	Estimated
NAIC		Amortized	Fair	% of	Amortized	Fair	% of
Rating	Rating Agency Designation(1)	Cost	Value	Total	Cost	Value	Total
		(In millions)

1	Aaa/Aa/A	$183,856	$184,269	73.4%	$174,430	$177,969	73.6%
2	Baa	48,675	48,879	19.4	45,897	46,881	19.4
3	Ba	10,181	10,482	4.2	9,332	9,738	4.0
4	B	6,839	6,965	2.8	6,814	7,030	2.9
5	Caa and lower	421	432	0.2	283	294	0.1
6	In or near default	6	17	—	12	16	—

	Total fixed maturity securities	$249,978	$251,044	100.0%	$236,768	$241,928	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	June 30, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$77,593	$1,393	$1,794	$77,192	30.8%
Residential mortgage-backed securities	59,757	233	771	59,219	23.6
Foreign corporate securities	36,658	1,694	737	37,615	15.0
U.S. Treasury/agency securities	27,427	634	624	27,437	10.9
Commercial mortgage-backed securities	19,506	92	406	19,192	7.6
Asset-backed securities	11,833	55	73	11,815	4.7
Foreign government securities	12,403	1,483	113	13,773	5.5
State and political subdivision securities	4,435	124	92	4,467	1.8
Other fixed maturity securities	366	2	34	334	0.1

Total fixed maturity securities	$249,978	$5,710	$4,644	$251,044	100.0%

Common stock	$2,127	$564	$16	$2,675	44.2%
Non-redeemable preferred stock	3,368	65	62	3,371	55.8

Total equity securities(1)	$5,495	$629	$78	$6,046	100.0%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,010	$2,047	$983	$75,074	31.0%
Residential mortgage-backed securities	51,602	385	321	51,666	21.4
Foreign corporate securities	33,400	1,924	378	34,946	14.4
U.S. Treasury/agency securities	29,897	984	248	30,633	12.7
Commercial mortgage-backed securities	16,467	193	138	16,522	6.8
Asset-backed securities	13,851	75	53	13,873	5.7
Foreign government securities	11,035	1,598	34	12,599	5.2
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.2

Total fixed maturity securities	$236,768	$7,443	$2,283	$241,928	100.0%

Common stock	$1,798	$487	$16	$2,269	44.5%
Non-redeemable preferred stock	2,751	103	29	2,825	55.5

Total equity securities(1)	$4,549	$590	$45	$5,094	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $199 million and $238 million at June 30, 2007 and December 31, 2006, respectively.

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

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturity and equity securities were $21 million and $24 million for the three months and six months ended June 30, 2007, respectively, and $27 million and $36 million for the three months and six months ended June 30, 2006, respectively. The Company’s three largest impairments totaled $12 million for both the three months and six months ended June 30, 2007 and $16 million for both the three months and six months ended June 30, 2006. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. During the three months and six months ended June 30, 2007, the Company sold or disposed of fixed maturity and equity securities at a loss that had a fair value of $14.1 billion and $26.2 billion, respectively, and $16.8 billion and $44.3 billion for the three months and six months ended June 30, 2006, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $321 million and $570 million for the three months and six months ended June 30, 2007, respectively, and $437 million and $962 million for the three months and six months ended June 30, 2006, respectively.

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2007
	Cost or		Gross Unrealized		Number of
	Amortized Cost		Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$106,622	$106	$2,300	$28	8,347	103
Six months or greater but less than nine months	9,903	14	383	5	869	10
Nine months or greater but less than twelve months	615	8	14	2	134	4
Twelve months or greater	43,220	67	1,973	17	4,085	9

Total	$160,360	$195	$4,670	$52	13,435	126

	December 31, 2006
	Cost or		Gross Unrealized		Number of
	Amortized Cost		Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,222	$35	$547	$12	9,093	81
Six months or greater but less than nine months	2,682	3	42	1	415	2
Nine months or greater but less than twelve months	12,049	14	204	4	937	1
Twelve months or greater	47,462	29	1,511	7	4,634	6

Total	$114,415	$81	$2,304	$24	15,079	90

At June 30, 2007 and December 31, 2006, $4.7 billion and $2.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% and 2%, respectively, of the cost or amortized cost of such securities.

At June 30, 2007, $52 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. Of such unrealized losses of $52 million, $28 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 30% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 22 fixed maturity and equity securities, each with a gross unrealized loss at June 30, 2007 of greater than $10 million. These securities represented 11%, or $519 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

At June 30, 2007 and December 31, 2006, the Company had $4.7 billion and $2.3 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	June 30,	December 31,
	2007	2006

Sector:
U.S. corporate securities	38%	42%
Residential mortgage-backed securities	16	14
Foreign corporate securities	16	16
U.S. Treasury/agency securities	13	11
Commercial mortgage-backed securities	9	6
Other	8	11

Total	100%	100%

Industry:
Industrial	21%	23%
Mortgage-backed	25	20
Government	16	12
Utility	10	11
Finance	14	10
Other	14	24

Total	100%	100%

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

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	June 30, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Industrial	$40,264	35.1%	$39,296	35.7%
Foreign(1)	37,615	32.7	34,946	31.8
Finance	21,921	19.1	21,559	19.6
Utility	13,859	12.1	13,038	11.9
Other	1,148	1.0	1,181	1.0

Total	$114,807	100.0%	$110,020	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

The Company maintains a diversified corporate fixed maturity securities portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At June 30, 2007 and December 31, 2006, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $8.4 billion and $6.8 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at June 30, 2007 and December 31, 2006 was $1.3 billion and $970 million, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	June 30, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$37,043	41.0%	$33,034	40.3%
Pass-through securities	22,176	24.6	18,632	22.7

Total residential mortgage-backed securities	59,219	65.6	51,666	63.0
Commercial mortgage-backed securities	19,192	21.3	16,522	20.1
Asset-backed securities	11,815	13.1	13,873	16.9

Total	$90,226	100.0%	$82,061	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At June 30, 2007 and December 31, 2006, $58.5 billion and $51.0 billion, respectively, or 99%, for both of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

At June 30, 2007 and December 31, 2006, $16.7 billion and $13.7 billion, respectively, or 87% and 83%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. Credit card receivables and automobile receivables, accounting for about 33% and 13% of the total holdings, respectively, constitute the largest exposures in the Company’s asset-backed securities portfolio. At June 30, 2007 and December 31, 2006, $6.3 billion and $7.9 billion, respectively, or 53% and 57%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

Structured Investment Transactions.  The Company participates in structured investment transactions which enhance the Company’s total return on its investment portfolio principally by providing equity-based returns on debt securities through structured notes and similar instruments. The carrying value of such investments, included in fixed maturity securities, was $312 million and $354 million at June 30, 2007 and December 31, 2006, respectively. The related net investment income recognized was $23 million for both the three months and six months ended June 30, 2007 and less than $1 million and $19 million for the three months and six months ended June 30, 2006, respectively.

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

At June 30, 2007 and December 31, 2006, trading securities were $919 million and $759 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $317 million and $387 million, respectively. The Company had pledged $548 million and $614 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at June 30, 2007 and December 31, 2006, respectively.

During the three months and six months ended June 30, 2007, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $16 million and $31 million, respectively, and ($3) million and $16 million for the three months and six months ended June 30, 2006, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of $4 million and $15 million for the three months and six months ended June 30, 2007, respectively, and $5 million and $18 million for the three months and six months ended June 30, 2006, respectively.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 12.8% and 12.7% of the Company’s total cash and invested assets at June 30, 2007 and December 31, 2006, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	June 30, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$32,959	75.4%	$31,847	75.4%
Agricultural mortgage loans	9,731	22.2	9,213	21.8
Consumer loans	1,065	2.4	1,179	2.8

Total	$43,755	100.0%	$42,239	100.0%

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	June 30, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$7,377	22.4%	$7,663	24.0%
South Atlantic	7,286	22.1	6,881	21.6
Middle Atlantic	5,170	15.7	4,858	15.3
East North Central	3,353	10.2	2,879	9.0
West South Central	2,547	7.7	2,631	8.3
New England	1,356	4.1	1,301	4.1
International	3,311	10.0	2,832	8.9
Mountain	768	2.3	859	2.7
West North Central	776	2.4	799	2.5
East South Central	504	1.5	452	1.4
Other	511	1.6	692	2.2

Total	$32,959	100.0%	$31,847	100.0%

Property Type
Office	$14,611	44.3%	$15,083	47.4%
Retail	6,941	21.1	6,552	20.6
Apartments	3,998	12.1	3,772	11.8
Industrial	2,902	8.8	2,850	8.9
Hotel	2,536	7.7	2,120	6.7
Other	1,971	6.0	1,470	4.6

Total	$32,959	100.0%	$31,847	100.0%

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

The Company records valuation allowances for certain loans that it deems impaired. The Company’s valuation allowances are established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Loan specific valuation allowances are established for the excess carrying value of the mortgage loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral, or the loan’s market value if the loan is being sold. Valuation allowances for pools of loans are established based on property types and loan to value risk factors. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains (losses).

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	June 30, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$33,104	100.0%	$147	0.4%	$31,996	100.0%	$153	0.5%
Restructured	—	—	—	—	—	—	—	—
Potentially delinquent	1	—	—	—	3	—	—	—
Delinquent or under foreclosure	1	—	—	—	1	—	—	—

Total	$33,106	100.0%	$147	0.4%	$32,000	100.0%	$153	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans for the:

Six Months Ended
June 30, 2007
(In millions)

Balance, beginning of period	$153
Additions	16
Deductions	(22)

Balance, end of period	$147

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans by both geographic region and product type.

Of the $9.7 billion of agricultural mortgage loans outstanding at June 30, 2007, 59% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

	June 30, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$9,702	99.5%	$12	0.1%	$9,172	99.4%	$11	0.1%
Restructured	9	0.1	—	—	9	0.1	—	—
Potentially delinquent	2	—	—	—	2	—	—	—
Delinquent or under foreclosure	39	0.4	9	23.1%	48	0.5	7	14.6%

Total	$9,752	100.0%	$21	0.2%	$9,231	100.0%	$18	0.2%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

Six Months Ended
June 30, 2007
(In millions)

Balance, beginning of period	$18
Additions	3
Deductions	—

Balance, end of period	$21

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans.

The following table presents the amortized cost and valuation allowances for consumer loans distributed by loan classification at:

	June 30, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$1,039	96.8%	$8	0.8%	$1,155	97.1%	$10	0.9%
Restructured	—	—	—	—	—	—	—	—
Potentially delinquent	13	1.2	—	—	17	1.4	—	—
Delinquent or under foreclosure	22	2.0	1	4.5%	18	1.5	1	5.6%

Total	$1,074	100.0%	$9	0.8%	$1,190	100.0%	$11	0.9%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans for the:

Six Months Ended
June 30, 2007
(In millions)

Balance, beginning of period	$11
Additions	—
Deductions	(2)

Balance, end of period	$9

Real Estate and Real Estate Joint Ventures

The Company’s real estate and real estate joint venture investments consist of commercial properties located primarily in the U.S. At June 30, 2007 and December 31, 2006, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $5.9 billion and $5.0 billion, respectively, or 1.7% and 1.5%, respectively, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

	June 30, 2007		December 31, 2006
	Carrying		Carrying
Type	Value	% of Total	Value	% of Total
	(In millions)

Real estate held-for-investment	$3,924	66.2%	$3,498	70.1%
Real estate joint ventures held-for-investment	2,006	33.8	1,477	29.6
Foreclosed real estate held-for-investment	2	—	3	0.1

	5,932	100.0	4,978	99.8
Real estate held-for-sale	1	—	8	0.2

Total real estate, real estate joint ventures and real estate held-for-sale	$5,933	100.0%	$4,986	100.0%

The Company’s carrying value of real estate held-for-sale of $1 million and $8 million at June 30, 2007 and December 31, 2006, respectively, have been reduced by impairments of $1 million at both June 30, 2007 and December 31, 2006.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Certain of the Company’s investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

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

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $5.1 billion and $4.8 billion at June 30, 2007 and December 31, 2006, respectively. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. The Company’s investments in other limited partnership interests represented 1.5% and 1.4% of cash and invested assets at June 30, 2007 and December 31, 2006, respectively.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

Other Invested Assets

The Company’s other invested assets consisted principally of leveraged leases of $1.8 billion and $1.3 billion, funds withheld at interest of $4.3 billion and $4.0 billion, and standalone derivatives with positive fair values and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts of $2.6 billion and $2.5 billion at June 30, 2007 and December 31, 2006, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company’s other invested assets represented 3.0% and 3.2% of cash and invested assets at June 30, 2007 and December 31, 2006, respectively.

Derivative Financial Instruments

The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company uses derivatives to synthetically create investments as permitted by its insurance subsidiaries’ Derivatives Use Plans approved by the applicable state insurance departments.

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	June 30, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$39,776	$698	$395	$27,148	$639	$150
Interest rate floors	48,937	193	—	37,437	279	—
Interest rate caps	31,448	67	—	26,468	125	—
Financial futures	8,365	31	34	8,432	64	39
Foreign currency swaps	21,738	1,086	1,432	19,627	986	1,174
Foreign currency forwards	3,602	9	51	2,934	31	27
Options	2,020	335	11	587	306	8
Financial forwards	4,060	61	26	3,800	12	40
Credit default swaps	8,826	15	13	6,357	5	21
Synthetic GICs	3,626	—	—	3,739	—	—
Other	250	55	—	250	56	—

Total	$172,648	$2,550	$1,962	$136,779	$2,503	$1,459

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At June 30, 2007 and December 31, 2006, the Company owned 2,378 and 2,749 equity futures contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At June 30, 2007 and December 31, 2006, the Company owned 355,279 and 225,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At June 30, 2007 and December 31, 2006, the Company owned 74,510,976 and 74,864,483 equity options, respectively. Fair values of equity options are included in options in the preceding table.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $329 million and $428 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $471 million and $453 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

As of June 30, 2007 and December 31, 2006, the Company provided collateral of $275 million and $80 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of June 30, 2007 and December 31, 2006, the Company pledged collateral of $118 million and $105 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at June 30, 2007; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	June 30, 2007
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets(1)	Loss(2)	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$—	$—	$10,275	$253
Real estate joint ventures(3)	50	34	280	38
Other limited partnership interests(4)	—	—	32,629	1,857
Other investments(5)	2,438	2,438	49,450	4,410

Total	$2,488	$2,472	$92,634	$6,558

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at June 30, 2007. The assets of the real estate joint ventures, other limited partnership interests and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss of the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Other investments include securities that are not asset-backed securitizations or collateralized debt obligations.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $49.1 billion and $43.3 billion and an estimated fair value of $48.8 billion and $44.1 billion were on loan under the program at June 30, 2007 and December 31, 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $50.3 billion and $45.4 billion at June 30, 2007 and December 31, 2006, respectively. Security collateral of $67 million and $100 million, on deposit from customers in connection with the securities lending transactions at June 30, 2007 and December 31, 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Separate Accounts

The Company held $155.8 billion and $144.4 billion in separate accounts, for which the Company does not bear investment risk, as of June 30, 2007 and December 31, 2006, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risks. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates, and that the amount of that risk has increased from that reported at December 31, 2006 in the 2006 Annual Report. The equity and foreign currency portfolios do not expose the Company to material market risks, nor has the Company’s exposure to those risks materially changed from that reported on December 31, 2006 in the 2006 Annual Report.

The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. As disclosed in the 2006 Annual Report, the Company uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

The Company’s management processes for measuring, managing and monitoring market risk remain as described in the 2006 Annual Report. Some of those processes utilize interim manual reporting and estimation techniques when the Company integrates newly acquired operations.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at June 30, 2007 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at June 30, 2007. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at June 30, 2007 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s portfolio, at June 30, 2007 was:

June 30, 2007
(In millions)

Non-trading:
Interest rate risk	$7,110
Equity price risk	$177
Foreign currency exchange rate risk	$916
Trading:
Interest rate risk	$27

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at June 30, 2007 by type of asset or liability.

	As of June 30, 2007
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value	Curve
	(In millions)

Assets:
Fixed maturity securities		$251,044	$(7,015)
Equity securities		6,046	—
Mortgage and consumer loans		43,431	(734)
Policy loans		10,251	(325)
Short-term investments		2,763	(26)
Cash and cash equivalents		6,504	—
Mortgage loan commitments	$4,562	(18)	39
Commitments to fund bank credit facilities and bridge loans	$1,694	—	—

Total assets			$(8,061)

Liabilities:
Policyholder account balances		$115,124	$844
Short-term debt		1,476	—
Long-term debt		12,341	362
Junior subordinated debt securities		3,643	117
Shares subject to mandatory redemption		360	—
Payables for collateral under securities loaned and other transactions		50,590	—

Total liabilities			$1,323

	As of June 30, 2007
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value	Curve
	(In millions)

Other:
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$39,776	$303	$(102)
Interest rate floors	48,937	193	(84)
Interest rate caps	31,448	67	50
Financial futures	8,365	(3)	(40)
Foreign currency swaps	21,738	(346)	(135)
Foreign currency forwards	3,602	(42)	(1)
Options	2,020	324	(60)
Financial forwards	4,060	35	—
Credit default swaps	8,826	2	—
Synthetic GICs	3,626	—	—
Other	250	55	—

Total other			$(372)

Net change			$(7,110)

This quantitative measure of risk has increased by $1,135 million, or 19%, at June 30, 2007 from $5,975 million at December 31, 2006. Of this increase, $280 million was due to the increase in the yield curve, $210 million was due to increased asset size, $240 million was due to an increase in asset duration, $210 million was due to a decrease in liability duration and $260 million was due to increased derivative usage. Offsetting these increases was a $65 million decrease due to an increase in liability size and other.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3 of MetLife’s Annual Report on Form 10-K for the year ended December 31, 2006; (ii) Part II, Item I of MetLife’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; and (iii) Note 7 to the unaudited interim condensed consolidated financial statements in Part I of this report.

Asbestos-Related Claims

During the six months ended June 30, 2007 and 2006, Metropolitan Life Insurance Company (“Metropolitan Life”) received approximately 2,599 and 3,886 new asbestos-related claims, respectively.

Sales Practices Claims

Over the past several years, Metropolitan Life; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); General American Life Insurance Company (“General American”); Walnut Street Securities, Inc. (“Walnut Street”) and MetLife Securities, Inc. (“MSI”) have faced numerous claims, including class action lawsuits, alleging improper marketing and sales of individual life insurance policies, annuities, mutual funds or other products.

As of June 30, 2007, there were approximately 162 sales practices litigation matters pending against the Company. In April 2007, Metropolitan Life and General American settled a large number of individual sales practices litigation matters which had been brought in Pennsylvania state court. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

Regulatory Matters and Related Litigation

The People of the State of California, by and through John Garamendi, Ins. Commissioner of the State of California v. MetLife, Inc., et al. (Cal. Super. Ct., County of San Diego, filed November 18, 2004).  The California Insurance Commissioner filed suit against Metropolitan Life and other non-affiliated companies alleging that the defendants violated certain provisions of the California Insurance Code. This action sought injunctive relief relating to compensation disclosures. Pursuant to an April 2007 settlement reached between Metropolitan Life and the California Insurance Commissioner, Metropolitan Life has been dismissed from this lawsuit.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs filed an amended class action complaint consolidating the claims from separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated amended complaint alleged that the Holding Company, Metropolitan Life, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. On April 5, 2007, the court granted defendants’ motion to dismiss the RICO and antitrust claims but allowed plaintiffs an opportunity to submit a new pleading. In May 2007, plaintiffs filed a second amended complaint. In June, the Company moved to dismiss the RICO antitrust and ERISA claims in the second amended complaint and moved for summary judgment on the ERISA claims. Two other pending broker-related lawsuits transferred to the New Jersey federal court presiding over the multi-district proceeding may be consolidated into the multi-district proceeding or remanded to state court.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Department and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration matters and litigation matters were commenced in 2005 and 2006 against Tower Square. It is reasonably possible that other actions will be brought regarding this matter.

Other Litigation

Macomber, et al. v. Travelers Property Casualty Corp., et al. (Conn. Super. Ct., Hartford, filed April 7, 1999).  An amended putative class action complaint was filed against The Travelers Life and Annuity Company (now known as MetLife Life and Annuity Company of Connecticut (“MLAC”)), Travelers Equity Sales, Inc. and certain former affiliates. The amended complaint alleged Travelers Property Casualty Corporation, a former MLAC affiliate, purchased structured settlement annuities from MLAC and spent less on the purchase of those structured settlement annuities than agreed with claimants, and that commissions paid to brokers for the structured settlement annuities, including an affiliate of MLAC, were paid in part to Travelers Property Casualty Corporation. On May 26, 2004, the Connecticut Superior Court certified a nationwide class action. In March 2006, the Connecticut Supreme Court reversed the trial court’s certification of a class. In June 2007, the matter was settled as to all defendants.

Metropolitan Life also has been named as a defendant in a number of silicosis, welding and mixed dust lawsuits filed in various state and federal courts. On April 9, 2007, the court in the federal multi-district welding litigation, In re Welding Fume Products Liability Litigation (N.D. Ohio, filed June 24, 2003), issued a decision granting Metropolitan Life summary judgment. The time to appeal this decision has expired. The Company is continuing to vigorously defend against the remaining claims.

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

In 2007, the Company received $39 million based upon the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company. Also during the six months ended June 30, 2007, the Company reduced legal liabilities by $38 million resulting from the settlement of certain cases.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of Common Stock made by or on behalf of the Holding Company or its affiliates during the three months ended June 30, 2007 are set forth below:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the Plans
Period	Purchased(1)	per Share	Plans or Programs(2)	or Programs

April 1 — April 30, 2007	—	$—	—	$458,387,557
May 1 — May 31, 2007	—	$—	—	$458,387,557
June 1 — June 30, 2007	12,048	$68.29	—	$441,565,931

Total	12,048	$68.29	—	$441,565,931

(1)	During the periods April 1-April 30, 2007, May 1-May 31, 2007 and June 1-June 30, 2007, separate account affiliates of the Holding Company purchased 0 shares, 0 shares and 12,048 shares, respectively, of Common Stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of Common Stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2)	On February 27, 2007, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized on October 26, 2004. As of June 30, 2007, $441 million remains under this program. Under this authorization, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

In March 2007, the Holding Company repurchased 11.9 million shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased common stock in the open market to return to such third parties. In June 2007, the Holding Company paid a cash adjustment of $17 million for a final purchase price of $767 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

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

The information called for by Part II, Item 4 is incorporated herein by reference to Part II, Item 4, “Submission of Matters to a Vote of Security Holders,” in MetLife’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 6.	Exhibits

3.1	MetLife, Inc. Amended and Restated By-Laws effective June 19, 2007 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 25, 2007 (the “June 25, 2007 8-K”))
10.1	Five-Year $3,000,000,000 Credit Agreement, dated as of June 20, 2007, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the June 25, 2007 8-K)
10.2	Amendment Number Fifteen to the MetLife Plan for Transition Assistance for Officers, dated June 1, 2007*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By	/s/ Joseph J. Prochaska, Jr.
Name: Joseph J. Prochaska, Jr.

Title:	Executive Vice President, Finance Operations and Chief Accounting Officer
(Authorized Signatory and
Chief Accounting Officer)

Date: August 3, 2007

Exhibit Index

Exhibit
Number	Exhibit Name

3.1	MetLife, Inc. Amended and Restated By-Laws effective June 19, 2007 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 25, 2007 (the “June 25, 2007 8-K”))
10.1	Five-Year $3,000,000,000 Credit Agreement, dated as of June 20, 2007, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the June 25, 2007 8-K)
10.2	Amendment Number Fifteen to the MetLife Plan for Transition Assistance for Officers, dated June 1, 2007*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.

E-1