Form 10-Q
period 2007-09-30
METLIFE INC
filed 2007-11-05
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

At November 2, 2007, 740,596,074 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
September 30, 2007 (Unaudited) and December 31, 2006

(In millions, except share and per share data)

	September 30,	December 31,
	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $249,942 and $236,768, respectively)	$252,372	$241,928
Trading securities, at fair value (cost: $771 and $727, respectively)	824	759
Equity securities available-for-sale, at estimated fair value (cost: $5,811 and $4,549, respectively)	6,250	5,094
Mortgage and consumer loans	44,849	42,239
Policy loans	10,321	10,228
Real estate and real estate joint ventures held-for-investment	6,359	4,978
Real estate held-for-sale	1	8
Other limited partnership interests	5,371	4,781
Short-term investments	1,727	2,709
Other invested assets	11,258	10,428

Total investments	339,332	323,152
Cash and cash equivalents	8,627	7,107
Accrued investment income	3,952	3,347
Premiums and other receivables	16,549	14,490
Deferred policy acquisition costs and value of business acquired	21,310	20,838
Goodwill	4,909	4,897
Assets of subsidiaries held-for-sale	—	1,563
Other assets	7,719	7,956
Separate account assets	160,679	144,365

Total assets	$563,077	$527,715

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$131,126	$127,489
Policyholder account balances	138,900	131,948
Other policyholder funds	10,345	9,139
Policyholder dividends payable	1,045	960
Policyholder dividend obligation	630	1,063
Short-term debt	1,880	1,449
Long-term debt	12,636	9,979
Junior subordinated debt securities	3,780	3,780
Shares subject to mandatory redemption	279	278
Liabilities of subsidiaries held-for-sale	—	1,595
Current income tax payable	333	1,465
Deferred income tax liability	1,323	2,278
Payables for collateral under securities loaned and other transactions	49,283	45,846
Other liabilities	16,092	12,283
Separate account liabilities	160,679	144,365

Total liabilities	528,331	493,917

Contingencies, Commitments and Guarantees (Note 7)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued; 740,286,838 and 751,984,799 shares outstanding at September 30, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	17,522	17,454
Retained earnings	19,342	16,574
Treasury stock, at cost; 46,479,826 shares and 34,781,865 shares at September 30, 2007 and December 31, 2006, respectively	(2,183)	(1,357)
Accumulated other comprehensive income	56	1,118

Total stockholders’ equity	34,746	33,798

Total liabilities and stockholders’ equity	$563,077	$527,715

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Premiums	$6,944	$6,577	$20,612	$19,433
Universal life and investment-type product policy fees	1,315	1,188	3,902	3,548
Net investment income	4,701	4,168	14,059	12,522
Other revenues	364	339	1,159	1,002
Net investment gains (losses)	(269)	256	(546)	(1,094)

Total revenues	13,055	12,528	39,186	35,411

Expenses
Policyholder benefits and claims	7,019	6,712	20,647	19,448
Interest credited to policyholder account balances	1,459	1,334	4,300	3,785
Policyholder dividends	433	422	1,289	1,268
Other expenses	2,757	2,744	8,487	7,782

Total expenses	11,668	11,212	34,723	32,283

Income from continuing operations before provision for income tax	1,387	1,316	4,463	3,128
Provision for income tax	402	357	1,295	846

Income from continuing operations	985	959	3,168	2,282
Income from discontinued operations, net of income tax	34	74	31	148

Net income	1,019	1,033	3,199	2,430
Preferred stock dividends	34	34	102	100

Net income available to common shareholders	$985	$999	$3,097	$2,330

Income from continuing operations available to common shareholders per common share
Basic	$1.28	$1.21	$4.10	$2.86

Diluted	$1.25	$1.20	$4.01	$2.83

Net income available to common shareholders per common share
Basic	$1.32	$1.31	$4.15	$3.06

Diluted	$1.29	$1.29	$4.05	$3.03

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2007 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Income
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustments	Adjustment	Total

Balance at December 31, 2006	$1	$8	$17,454	$16,574	$(1,357)	$1,864	$57	$(803)	$33,798
Cumulative effect of changes in accounting principles, net of income tax (Note 1)				(329)					(329)

Balance at January 1, 2007	1	8	17,454	16,245	(1,357)	1,864	57	(803)	33,469
Treasury stock transactions, net			68		(826)				(758)
Dividends on preferred stock				(102)					(102)
Comprehensive income:
Net income				3,199					3,199
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(76)			(76)
Unrealized investment gains (losses), net of related offsets and income tax						(1,228)			(1,228)
Foreign currency translation adjustments, net of income tax							223		223
Defined benefit plans adjustment, net of income tax								19	19

Other comprehensive income (loss)									(1,062)

Comprehensive income									2,137

Balance at September 30, 2007	$1	$8	$17,522	$19,342	$(2,183)	$560	$280	$(784)	$34,746

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2007	2006

Net cash provided by operating activities	$6,922	$5,876

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	85,788	83,328
Equity securities	1,375	835
Mortgage and consumer loans	7,806	5,563
Real estate and real estate joint ventures	544	777
Other limited partnership interests	928	1,339
Purchases of:
Fixed maturity securities	(96,628)	(97,292)
Equity securities	(2,497)	(634)
Mortgage and consumer loans	(10,117)	(8,541)
Real estate and real estate joint ventures	(1,779)	(943)
Other limited partnership interests	(1,261)	(1,429)
Net change in short-term investments	961	(2,534)
Additional consideration related to purchases of businesses	—	(115)
Purchases of businesses, net of cash received of $13 and $0, respectively	(43)	—
Proceeds from sales of businesses, net of cash disposed of $763 and $0, respectively	(686)	48
Net change in other invested assets	37	(1,125)
Other, net	(216)	(215)

Net cash used in investing activities	(15,788)	(20,938)

Cash flows from financing activities
Policyholder account balances:
Deposits	42,511	40,870
Withdrawals	(37,495)	(38,492)
Net change in payables for collateral under securities loaned and other transactions	3,437	13,567
Net change in short-term debt	431	291
Long-term debt issued	2,835	1,033
Long-term debt repaid	(283)	(232)
Dividends on preferred stock	(102)	(100)
Treasury stock acquired	(975)	—
Stock options exercised	95	65
Debt and equity issuance costs	—	(13)
Other, net	(68)	(21)

Net cash provided by financing activities	10,386	16,968

Change in cash and cash equivalents	1,520	1,906
Cash and cash equivalents, beginning of period	7,107	4,018

Cash and cash equivalents, end of period	$8,627	$5,924

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$584	$493

Income tax	$1,619	$474

Real estate acquired in satisfaction of debt	$—	$6

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

In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Minority interest related to consolidated entities included in other liabilities was $1.6 billion and $1.4 billion at September 30, 2007 and December 31, 2006, respectively.

Certain amounts in the prior year period’s unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2007 presentation. See Note 13 for reclassifications related to discontinued operations.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2007, its consolidated results of operations for the three months and nine months ended September 30, 2007 and 2006, its consolidated cash flows for the nine months ended September 30, 2007 and 2006, and its consolidated statement of stockholders’ equity for the nine months ended September 30, 2007, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2006 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2006 (“the 2006 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2006 Annual Report.

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

As a result of the implementation of FIN 48, the Company recognized a $52 million increase in the liability for unrecognized tax benefits, a $4 million decrease in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $37 million, net of $11 million of minority interest. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $1,128 million. The Company reclassified, at adoption, $611 million of current income tax payables to the liability for unrecognized tax benefits included within other liabilities. The Company also reclassified, at adoption, $465 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, was $680 million. The Company also had $240 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2000. In the first quarter of 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2000 through 2002 that is anticipated to be completed in 2008. As of January 1, 2007, the IRS had indicated that it intended to propose certain individually significant adjustments to the Company’s tax positions with respect to demutualization, post-sale purchase price adjustments, leasing, reinsurance, tax-exempt income, transfer pricing and tax credits.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Management has incorporated these proposed adjustments in conjunction with the adoption of FIN 48 and does not anticipate that the ultimate resolution will result in a material change to its financial position.

As of September 30, 2007, the Company’s total amount of unrecognized tax benefits was $1,039 million, a net decrease of $89 million from the amount recorded as of the date of adoption. The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $598 million, a net decrease of $82 million from the amount recorded as of the date of adoption. The net decrease was primarily due to settlements reached with the IRS with respect to certain significant issues involving demutualization, post-sale purchase price adjustments, and reinsurance. As a result of the settlements, items within the liability for unrecognized tax benefits, in the amount of $178 million, were reclassified to current and deferred income taxes, as applicable. It is reasonably possible that a payment will be made by the end of 2007. In addition, the Company’s liability for unrecognized tax benefits may decrease significantly in the next 12 months pending the outcome of remaining issues associated with the current IRS audit. A reasonable estimate of the range of a payment cannot be made at this time; however, the Company continues to believe that the ultimate resolution of the issues will not result in a material change to its financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits and unrecognized tax benefits that, if recognized, would affect the effective tax rate, for the nine months ended September 30, 2007, is as follows:

		Unrecognized Tax Benefits
	Total Unrecognized	That, If Recognized Would
	Tax Benefits	Affect the Effective Tax Rate
	(In millions)

Balance at January 1, 2007 (date of adoption)	$1,128	$680
Additions for tax positions of prior years	66	31
Reductions for tax positions of prior years	(54)	(25)
Additions for tax positions of current year	72	66
Reductions for tax positions of current year	(7)	(1)
Settlements with tax authorities	(166)	(153)

Balance at September 30, 2007	$1,039	$598

During the three months and nine months ended September 30, 2007, the Company recognized $23 million and $78 million, respectively, in interest expense. As of September 30, 2007, the Company had $239 million of accrued interest related to unrecognized tax benefits. The net $1 million decrease from the date of adoption resulted from an increase of $78 million of accrued interest and a $79 million decrease resulting from the aforementioned IRS settlements. The $79 million of accrued interest related to IRS settlements has been reclassified to current income tax payable.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the three months and nine months ended September 30, 2007, the Company recognized an income tax benefit of $54 million and $162 million, respectively, related to the separate account DRD.

Insurance Contracts

Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 was a cumulative effect adjustment of $292 million, net of income tax of $161 million, which was recorded as a reduction to retained earnings.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. As issued, SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The FASB recently added a project to its agenda to indefinitely defer the effective date of SOP 07-1. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. Recently, the FASB decided not to add a project to its agenda to defer the effective date of SFAS 157 in its entirety. However, the FASB directed the FASB staff to evaluate other potential deferral alternatives including a deferral for: (i) all assets and liabilities except financial assets and liabilities and derivatives subject to the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), (ii) private entities, and/or (iii) “small” entities. The FASB will discuss those alternative deferral options at a future FASB meeting. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2.	Acquisitions and Dispositions

In June 2007, the Company acquired the remaining 50% interest in a joint venture in Hong Kong, MetLife Fubon Limited (“MetLife Fubon”), for $56 million in cash, resulting in MetLife Fubon becoming a consolidated subsidiary of the Company. The transaction was treated as a step acquisition, and at June 30, 2007, total assets and liabilities of MetLife Fubon of $839 million and $735 million, respectively, were included in the Company’s consolidated balance sheet. The Company’s investment for the initial 50% interest in MetLife Fubon was $48 million. The Company used the equity method of accounting for such investment in MetLife Fubon. The Company’s share of the joint venture’s results for the six months ended June 30, 2007, was a loss of $3 million. The fair value of the assets acquired and the liabilities assumed in the step acquisition at June 30, 2007, was $427 million and $371 million, respectively. No additional goodwill was recorded as a part of the step acquisition. As a result of this acquisition, additional VOBA and value of distribution agreements of $45 million and $5 million, respectively, were recorded and both have a weighted average amortization period of 16 years.

In June 2007, the Company completed the sale of its Bermuda insurance subsidiary, MetLife International Insurance, Ltd. (“MLII”), to a third party for $33 million in cash consideration, resulting in a gain upon disposal of $3 million, net of income tax. The net assets of MLII at disposal were $27 million. A liability of $1 million was recorded with respect to a guarantee provided in connection with this disposition. See Note 7 for additional information.

In July 2005, the Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses. Additional consideration of $115 million was paid in July 2006 after final resolution as to the interpretations of the provisions of the acquisition agreement.

See Note 13 for information on the disposition of the annuities and pension businesses of MetLife Insurance Limited (“MetLife Australia”) and SSRM Holdings, Inc. (“SSRM”).

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	September 30, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$80,801	$1,492	$1,936	$80,357	31.8%
Residential mortgage-backed securities	59,537	362	433	59,466	23.6
Foreign corporate securities	38,253	1,846	744	39,355	15.6
U.S. Treasury/agency securities	21,301	890	140	22,051	8.7
Commercial mortgage-backed securities	19,983	173	249	19,907	7.9
Asset-backed securities	12,149	58	305	11,902	4.7
Foreign government securities	12,967	1,528	143	14,352	5.7
State and political subdivision securities	4,597	138	88	4,647	1.9
Other fixed maturity securities	354	12	31	335	0.1

Total fixed maturity securities	$249,942	$6,499	$4,069	$252,372	100.0%

Common stock	$2,415	$602	$39	$2,978	47.6%
Non-redeemable preferred stock	3,396	62	186	3,272	52.4

Total equity securities	$5,811	$664	$225	$6,250	100.0%

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

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	September 30, 2007
			Equal to or Greater than
	Less than 12 months		12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$33,325	$1,206	$14,203	$730	$47,528	$1,936
Residential mortgage-backed securities	23,945	245	8,737	188	32,682	433
Foreign corporate securities	11,412	427	7,433	317	18,845	744
U.S. Treasury/agency securities	7,824	98	697	42	8,521	140
Commercial mortgage-backed securities	8,248	142	3,320	107	11,568	249
Asset-backed securities	7,212	264	1,130	41	8,342	305
Foreign government securities	3,596	125	428	18	4,024	143
State and political subdivision securities	1,278	43	486	45	1,764	88
Other fixed maturity securities	96	31	—	—	96	31

Total fixed maturity securities	$96,936	$2,581	$36,434	$1,488	$133,370	$4,069

Equity securities	$2,327	$175	$494	$50	$2,821	$225

Total number of securities in an unrealized loss position	9,832		3,824		13,656

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

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	September 30, 2007
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$75,186	$431	$1,671	$123	7,384	256
Six months or greater but less than nine months	17,915	36	678	10	1,241	20
Nine months or greater but less than twelve months	8,449	2	273	1	929	2
Twelve months or greater	38,438	28	1,529	9	3,808	16

Total	$139,988	$497	$4,151	$143	13,362	294

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2006
	Cost or		Gross		Number of
	Amortized Cost		Unrealized Loss		Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,222	$35	$547	$12	9,093	81
Six months or greater but less than nine months	2,682	3	42	1	415	2
Nine months or greater but less than twelve months	12,049	14	204	4	937	1
Twelve months or greater	47,462	29	1,511	7	4,634	6

Total	$114,415	$81	$2,304	$24	15,079	90

At September 30, 2007 and December 31, 2006, $4.2 billion and $2.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% and 2%, respectively, of the cost or amortized cost of such securities.

At September 30, 2007, $143 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $143 million, $123 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 30% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 12 fixed maturity and equity securities, each with a gross unrealized loss at September 30, 2007 of greater than $10 million. These securities represented 5%, or $200 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2007 and December 31, 2006, the Company had $4.3 billion and $2.3 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2007	2006

Sector:
U.S. corporate securities	45%	42%
Foreign corporate securities	17	16
Residential mortgage-backed securities	10	14
U.S. Treasury/agency securities	3	11
Commercial mortgage-backed securities	6	6
Asset-backed securities	7	2
Other	12	9

Total	100%	100%

Industry:
Industrial	21%	23%
Mortgage-backed	16	20
Government	7	12
Utility	10	11
Finance	26	10
Other	20	24

Total	100%	100%

As of September 30, 2007 and December 31, 2006, the Company had $2.4 billion and $3.0 billion, respectively, of sub-prime securities with an unrealized loss of $125 million and $5 million, respectively.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $47.1 billion and $43.3 billion and an estimated fair value of $47.4 billion and $44.1 billion were on loan under the program at September 30, 2007 and December 31, 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $48.7 billion and $45.4 billion at September 30, 2007 and December 31, 2006, respectively. Security collateral of $51 million and $100 million, on deposit from customers in connection with the securities lending transactions at September 30, 2007 and December 31, 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$3,934	$3,574	$11,279	$10,436
Equity securities	73	29	177	78
Mortgage and consumer loans	745	636	2,118	1,846
Policy loans	161	154	476	447
Real estate and real estate joint ventures	226	169	715	556
Other limited partnership interests	206	170	970	634
Cash, cash equivalents and short-term investments	114	140	374	334
Other invested assets	120	126	466	357

Total investment income	5,579	4,998	16,575	14,688
Less: Investment expenses	878	830	2,516	2,166

Net investment income	$4,701	$4,168	$14,059	$12,522

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Fixed maturity securities	$(224)	$(128)	$(552)	$(921)
Equity securities	32	2	108	60
Mortgage and consumer loans	21	(8)	34	(1)
Real estate and real estate joint ventures	2	19	41	97
Other limited partnership interests	7	(9)	23	(15)
Derivatives	(76)	393	(280)	(203)
Other	(31)	(13)	80	(111)

Net investment gains (losses)	$(269)	$256	$(546)	$(1,094)

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $49 million and $73 million for the three months and nine months ended September 30, 2007, respectively, and $20 million and $56 million for the three months and nine months ended September 30, 2006, respectively.

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

At September 30, 2007 and December 31, 2006, trading securities were $824 million and $759 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $180 million and $387 million, respectively. The Company had pledged $413 million and $614 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at September 30, 2007 and December 31, 2006, respectively.

During the three months and nine months ended September 30, 2007, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $21 million and $52 million, respectively, and $14 million and $30 million for the three months and nine months ended September 30, 2006, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of $17 million and $28 million for the three months and nine months ended September 30, 2007, respectively, and $6 million and $2 million for the three months and nine months ended September 30, 2006, respectively.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at September 30, 2007; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	September 30, 2007
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets(1)	Loss(2)	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$1,148	$1,148	$1,100	$174
Real estate joint ventures(3)	48	26	281	35
Other limited partnership interests(4)	2	1	40,421	2,136
Trust preferred securities(5)	100	100	53,541	4,505
Other investments(6)	3,370	3,370	6,639	346

Total	$4,668	$4,645	$101,982	$7,196

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at September 30, 2007. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities, asset-backed securitizations or collateralized debt obligations and the assets supporting the financing arrangement described in Note 6.

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	September 30, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$49,313	$536	$356	$27,148	$639	$150
Interest rate floors	48,937	430	—	37,437	279	—
Interest rate caps	30,698	31	—	26,468	125	—
Financial futures	12,538	34	64	8,432	64	39
Foreign currency swaps	21,298	1,448	1,762	19,627	986	1,174
Foreign currency forwards	3,732	16	93	2,934	31	27
Options	2,036	509	3	587	306	8
Financial forwards	3,815	80	15	3,800	12	40
Credit default swaps	6,687	8	24	6,357	5	21
Synthetic GICs	3,639	—	—	3,739	—	—
Other	250	58	—	250	56	—

Total	$182,943	$3,150	$2,317	$136,779	$2,503	$1,459

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At September 30, 2007 and December 31, 2006, the Company owned 2,513 and 2,749 equity futures, respectively. Fair values of equity futures are included in financial futures in the preceding table. At September 30, 2007 and December 31, 2006, the Company owned 498,290 and 225,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At September 30, 2007 and December 31, 2006, the Company owned 76,731,737 and 74,864,483 equity options, respectively. Fair values of equity options are included in options in the preceding table.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

This information should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements included in the 2006 Annual Report.

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	September 30, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$10,283	$597	$80	$7,978	$290	$85
Cash flow	4,776	160	353	4,366	149	151
Foreign operations	1,424	—	135	1,232	1	50
Non-qualifying	166,460	2,393	1,749	123,203	2,063	1,173

Total	$182,943	$3,150	$2,317	$136,779	$2,503	$1,459

The following table presents the settlement payments recorded in income for the:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Qualifying hedges:
Net investment income	$7	$11	$24	$39
Interest credited to policyholder account balances	(7)	(43)	(28)	(84)
Other expenses	(2)	2	—	3
Non-qualifying hedges:
Net investment gains (losses)	71	98	201	204

Total	$69	$68	$197	$162

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

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Changes in the fair value of derivatives	$313	$(17)	$311	$138
Changes in the fair value of the items hedged	(313)	5	(309)	(135)

Net ineffectiveness of fair value hedging activities	$—	$(12)	$2	$3

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

For the three months and nine months ended September 30, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. There were no net amounts reclassified into net investment gains (losses) for the three months ended September 30, 2007 and 2006 related to such discontinued cash flow hedges. The net amounts reclassified into net investment gains (losses) for the nine months ended September 30, 2007 and 2006 related to such discontinued cash flow hedges were gains (losses) of ($3) million and $2 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and nine months ended September 30, 2007 and 2006.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(248)	$(208)	$(189)	$(142)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(81)	(133)	(5)	(46)
Amounts reclassified to net investment gains (losses)	2	8	—	(6)
Amounts reclassified to net investment income	3	11	1	2
Amortization of transition adjustment	(1)	(2)	—	(1)
Amounts reclassified to other expenses	—	(1)	—	—

Other comprehensive income (loss) balance at the end of the period	$(325)	$(325)	$(193)	$(193)

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and nine months ended September 30, 2007 and 2006.

The Company’s consolidated statement of stockholders’ equity for the nine months ended September 30, 2007 includes losses of $169 million related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At September 30, 2007 and December 31, 2006, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $358 million and $189 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to economically hedge exposure to adverse movements in credit; (v) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (vi) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (vii) financial forwards to buy and sell securities; (viii) synthetic guaranteed interest contracts; (ix) credit default swaps and total rate of return swaps to synthetically create investments; (x) basis swaps to better match the cash flows of assets and related liabilities; and (xi) swaptions to hedge interest rate risk.

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$84	$222	$(400)	$(543)
Policyholder benefits and claims	$10	$11	$(6)	$(5)
Net investment income(1)	$9	$(10)	$—	$(29)

(1)	Changes in fair value related to economic hedges of equity method investment in joint ventures that do not qualify for hedge accounting.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and modified coinsurance contracts.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of the Company’s embedded derivatives at:

	September 30,	December 31,
	2007	2006
	(In millions)

Embedded derivative assets	$—	$180
Embedded derivative liabilities	$80	$120

The following table presents the amounts recorded and included in net investment gains (losses) for:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Net investment gains (losses)	$(258)	$22	$(99)	$96

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $573 million and $428 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $598 million and $453 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

As of September 30, 2007 and December 31, 2006, the Company provided collateral of $277 million and $80 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of September 30, 2007 and December 31, 2006, the Company pledged collateral of $144 million and $105 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

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

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	September 30,	December 31,
	2007	2006
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,206	$43,089
Other policyholder funds	331	282
Policyholder dividends payable	772	701
Policyholder dividend obligation	630	1,063
Payables for collateral under securities loaned and other transactions	6,585	6,483
Other liabilities	610	192

Total closed block liabilities	52,134	51,810

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $30,575 and $30,286, respectively)	31,139	31,255
Equity securities available-for-sale, at estimated fair value (cost: $1,509 and $1,184, respectively)	1,906	1,484
Mortgage loans on real estate	7,675	7,848
Policy loans	4,268	4,212
Real estate and real estate joint ventures held-for-investment	272	242
Short-term investments	8	62
Other invested assets	818	644

Total investments	46,086	45,747
Cash and cash equivalents	415	255
Accrued investment income	490	517
Deferred income tax assets	684	754
Premiums and other receivables	204	156

Total assets designated to the closed block	47,879	47,429

Excess of closed block liabilities over assets designated to the closed block	4,255	4,381

Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax of $346 and $457, respectively	615	812
Unrealized gains (losses) on derivative instruments, net of income tax of ($22) and ($18), respectively	(40)	(32)
Allocated to policyholder dividend obligation, net of income tax of ($226) and ($381), respectively	(403)	(681)

Total amounts included in accumulated other comprehensive income (loss)	172	99

Maximum future earnings to be recognized from closed block assets and liabilities	$4,427	$4,480

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation is as follows:

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
	(In millions)

Balance at beginning of period	$1,063	$1,607
Impact on revenues, net of expenses and income tax	—	(114)
Change in unrealized investment and derivative gains (losses)	(433)	(430)

Balance at end of period	$630	$1,063

Information regarding the closed block revenues and expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$686	$706	$2,069	$2,134
Net investment income and other revenues	590	575	1,753	1,747
Net investment gains (losses)	(6)	(4)	44	(119)

Total revenues	1,270	1,277	3,866	3,762

Expenses
Policyholder benefits and claims	833	830	2,505	2,518
Policyholder dividends	376	372	1,114	1,104
Change in policyholder dividend obligation	—	—	—	(115)
Other expenses	57	60	174	187

Total expenses	1,266	1,262	3,793	3,694

Revenues, net of expenses before income tax	4	15	73	68
Income tax	—	5	24	23

Revenues, net of expenses and income tax	$4	$10	$49	$45

The change in the maximum future earnings of the closed block is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Balance at end of period	$4,427	$4,500	$4,427	$4,500
Less:
Cumulative effect of a change in accounting principle, net of income tax	—	—	(4)	—
Balance at beginning of period	4,431	4,510	4,480	4,545

Change during period	$(4)	$(10)	$(49)	$(45)

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

The following represent significant changes in debt from the amounts reported in Note 10 of Notes to Consolidated Financial Statements included in the 2006 Annual Report:

In May 2007, MetLife Reinsurance Company of South Carolina (“MRSC”), a subsidiary, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution (the “Lender”) that provides up to $3.5 billion of Regulation A-XXX statutory reserve support for MRSC to be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, the Company entered into a total return swap with the Lender under which MetLife, Inc. is entitled to the total return on the investment portfolio held by a trust (the “Trust”) established in connection with this financing arrangement in exchange for the payment of a stated rate of return to the Lender of LIBOR plus 70 basis points. The Company may also be required to make payments to the Lender related to any decline in the market value of the assets held by the Trust, as well as amounts outstanding upon maturity or early termination of the Trust. The Trust holding the investment portfolio is considered to be a VIE and the Company is deemed to be the primary beneficiary in the Trust thus requiring consolidation in the Company’s financial statements. The assets of the Trust have been recorded as fixed maturity investments and cash and cash equivalents. The consolidated statements of income report the investment return on the assets within the Trust as investment income and the cost of the financing arrangement is reflected in interest expense. At September 30, 2007, $2.3 billion had been drawn upon under the financing arrangement and is included in long-term debt.

In March 2007, Reinsurance Group of America, Incorporated (“RGA”) issued $300 million of 10-year senior notes with a fixed rate of 5.625%, payable semiannually. RGA used $50 million of the net proceeds of the offering to repay existing debt during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, MetLife Bank, National Association, a national bank (“MetLife Bank” or “MetLife Bank, N.A.”) received advances totaling $190 million from the Federal Home Loan Bank of New York (“FHLB of NY”), which were included in long-term debt. MetLife Bank also made repayments of $175 million to the FHLB of NY during the nine months ended September 30, 2007.

Debt Repayments.  See Note 14 for information regarding debt repayments.

Credit Facilities.  On September 24, 2007, RGA and certain of its subsidiaries (the “Loan Parties”) entered into a credit agreement (the “Credit Agreement”) with a group of lenders. Under the Credit Agreement, RGA may borrow and obtain letters of credit for general corporate purposes for its own account or for the account of the other Loan Parties with an overall credit facility amount of up to $750 million. The Credit Agreement replaced a former credit agreement, dated September 29, 2005, among RGA and a bank syndicate which was scheduled to expire on September 29, 2010.

In June 2007, the Holding Company and MetLife Funding, Inc. (collectively, the “Borrowers”) entered into a $3.0 billion credit agreement with various institutional lenders, the proceeds of which are available to be used for general corporate purposes, to support the Borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding for one year. The $1.5 billion credit agreement, dated as of April 22, 2005 and the $1.5 billion credit agreement, amended and restated as of August 15, 2006, effective December 21, 2006, were both terminated in June 2007.

The Company maintains committed and unsecured credit facilities aggregating $4.0 billion as of September 30, 2007. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at September 30, 2007, $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information on these credit facilities as of September 30, 2007 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012(1)	$3,000	$959	$—	$2,041
MetLife Bank, N.A	July 2008	200	—	—	200
Reinsurance Group of America, Incorporated	May 2008	31	—	31	—
Reinsurance Group of America, Incorporated	September 2012	750	305	—	445
Reinsurance Group of America, Incorporated	March 2011	42	—	—	42

Total		$4,023	$1,264	$31	$2,728

(1)	This facility serves as a back-up line of credit for the Company’s commercial paper programs. The Borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015.

Committed Facilities.  Information on committed facilities as of September 30, 2007 is as follows:

			Letter of
			Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Commitments	(Years)
	(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016(1)	$500	$490	$10	8
Exeter Reassurance Company Ltd.	March 2025(2)	250	250	—	17
Exeter Reassurance Company Ltd.	June 2025(2)	325	109	216	18
Exeter Reassurance Company Ltd.	June 2025(2)	225	225	—	18
Exeter Reassurance Company Ltd.	December 2026(2)	901	135	766	19
Exeter Reassurance Company Ltd.	December 2027(2)	650	330	320	20
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037(3)	3,500	—	1,173	30

Total		$6,351	$1,539	$2,485

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	The facility has an initial term of 30 years, which may be extended by agreement of the Company and the Lender on each anniversary of the closing of the facility for an additional one-year period. As of September 30, 2007, $2.3 billion had been drawn upon under the financing arrangement and is included in long-term debt.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2007.

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

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against Metropolitan Life and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. On July 19, 2005, the federal trial court certified this lawsuit as a class action against Metropolitan Life and the Holding Company.

Fotia, et al. v. MetLife, Inc., et al. (Ont. Super. Ct., filed April 3, 2001).  This lawsuit was filed in Ontario, Canada on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and Metropolitan Life Insurance Company of Canada. Plaintiffs’ allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief. Pursuant to an order dated October 9, 2007, this lawsuit has been dismissed.

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

Claims asserted against Metropolitan Life have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. Metropolitan Life’s defenses (beyond denial of certain factual allegations) include that: (i) Metropolitan Life owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of Metropolitan Life; (iii) Metropolitan Life’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. Since 2002, trial courts in California, Utah, Georgia, New York, Texas, Ohio and Florida have granted motions dismissing claims against Metropolitan Life. Since 2002, trial courts in California and Illinois have denied Metropolitan Life’s motions to dismiss. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life intends to continue to defend aggressively against claims based on asbestos exposure.

As reported in the 2006 Annual Report, Metropolitan Life received approximately 7,870 asbestos-related claims in 2006. During the nine months ended September 30, 2007 and 2006, Metropolitan Life received approximately 3,479 and 6,384 new asbestos-related claims, respectively. See Note 15 of Notes to Consolidated Financial Statements included in the 2006 Annual Report for historical information concerning

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

asbestos claims and MetLife’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. Metropolitan Life’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law, and its past experiences: (i) the reasonably probable and estimable liability for asbestos claims already asserted against Metropolitan Life, including claims settled but not yet paid; (ii) the reasonably probable and estimable liability for asbestos claims not yet asserted against Metropolitan Life, but which Metropolitan Life believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying Metropolitan Life’s analysis of the adequacy of its recorded liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

Metropolitan Life regularly reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Metropolitan Life regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through September 30, 2007.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Each asbestos-related policy contains an experience fund and a reference fund that provide for payments to Metropolitan Life at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to Metropolitan Life if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s (“S&P”) 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each of 2003, 2004, 2005, 2006 and 2007 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $56.1 million with respect to claims for the period of 2002 through 2006 and are estimated, as of September 30, 2007, to be approximately $71.7 million in the aggregate, including future years.

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

As of September 30, 2007, there were approximately 140 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. In April 2007, Metropolitan Life and General American settled a large number of individual sales practices litigation matters which had been brought in Pennsylvania state court. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions, pending in Louisiana and Mississippi against Metropolitan Property and Casualty Insurance Company (“MPC”) relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. An August 30, 2007 deadline for filing actions in Louisiana has resulted in the receipt of additional individual, “mass” and class actions against insurance carriers, including MPC. It is reasonably possible that additional actions will be filed in other states. The Company intends to continue to defend vigorously against these matters, although appropriate matters may be resolved as part of the ordinary claims adjustment process.

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

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion for class certification has been filed and briefed. A third putative nationwide class action relating to the payment of medical provider fees was filed against MPC in Minnesota. Davis Chiropractic, PA, et. al. v. MetLife Auto & Home and Metropolitan Property and Casualty Ins. Co. (D. Minn., filed July 9, 2007). On October 25, 2007, plaintiff voluntarily dismissed this lawsuit. The Company is vigorously defending against the remaining claims in these matters.

Regulatory Matters and Related Litigation

Regulatory bodies have contacted the Company and have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company’s consolidated financial position. The Company believes that many of these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various regulatory agencies. As previously reported, in May 2004 General American received a Wells Notice stating that the SEC staff was considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. General American responded to the SEC staff and cooperated with the investigation. On August 9, 2007, the SEC announced that it had settled an enforcement action regarding late trading against General American with, among other things, General American agreeing to pay a civil penalty and to comply with certain undertakings. General American consented to the SEC’s order without admitting or denying the findings.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs filed a class action complaint consolidating claims from several separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated complaint alleged that the Holding Company, Metropolitan Life, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. In May 2007, plaintiffs filed a second amended complaint. In August and September 2007, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust and the RICO claims. Defendants’ motions to dismiss and for summary judgment on the ERISA claim remain pending. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws has been transferred to the District of New Jersey but has not been consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

In addition, the Company has received and responded to subpoenas and/or other discovery requests from state regulators, state attorneys general or other state governmental authorities, seeking, among other things, information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. The Company also has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker Universal Life Resources. The Company continues to cooperate fully with these inquiries and is responding to the subpoenas and other discovery requests.

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

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Connecticut Department of Banking and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration and litigation matters were commenced in 2005 and 2006 against Tower Square. The remaining pending arbitration and litigation matters were settled in August 2007.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. Metropolitan Life was initially a named defendant but the action has been discontinued as to Metropolitan Life since it did not own the properties during the time period in question. This group of tenants claim that the MetLife entities, and since the sale of the properties, Tishman Speyer as current owner, improperly charged market rents

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

when only lower regulated rents were permitted. The allegations are based on the impact of so-called J-51 tax abatements. The lawsuit seeks declaratory relief and damages. A second purported class action, originally titled Carroll v. Tishman Speyer Properties, et. al (Sup. Ct., N.Y. County, filed February 14, 2007), was filed against the same defendants alleging similar claims as in the Roberts case and, in addition, includes a claim of unjust enrichment and purported violation of New York General Business Law Section 349. The Carroll action was consolidated into the Roberts action. A motion to dismiss was filed in the consolidated lawsuit and oral argument was heard on May 15, 2007. By decision dated August 16, 2007, the court granted MetLife’s motion to dismiss and dismissed the complaint in its entirety. In September 2007, the plaintiffs filed a notice of appeal.

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

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against Metropolitan Life, MetLife Securities, Inc. and MetLife Investment Advisors Company, LLC. Plaintiff asserts legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiff seeks rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. The Company is vigorously defending against the claims in this matter.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

During the nine months ended September 30, 2007, the Company received $39 million based upon the resolution of an indemnification claim associated with the 2000 acquisition of General American. During the nine months ended September 30, 2007, the Company reduced legal liabilities by $38 million resulting from the settlement of certain cases.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $5.4 billion and $3.0 billion at September 30, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.8 billion and $4.0 billion at September 30, 2007 and December 31, 2006, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.9 billion at September 30, 2007 and December 31, 2006, respectively.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

During the nine months ended September 30, 2007, the Company recorded a $1 million liability with respect to a guarantee previously provided to MLII, a former subsidiary. The Company’s recorded liabilities at September 30, 2007 and December 31, 2006 for indemnities, guarantees and commitments were $6 million and $5 million, respectively.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $1.8 billion at September 30, 2007. The credit default swaps expire at various times during the next ten years.

8.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. As of September 30, 2007, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The cash balance formula utilizes hypothetical or notional accounts, which credit participants with benefits equal to a percentage of eligible pay as well as earnings credits. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

The components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(In millions)

Service cost	$42	$40	$125	$120	$6	$9	$20	$26
Interest cost	87	85	265	250	26	30	78	88
Expected return on plan assets	(126)	(116)	(380)	(341)	(21)	(20)	(65)	(60)
Amortization of prior service cost (credit)	3	3	9	8	(9)	(9)	(27)	(27)
Amortization of net actuarial losses	17	32	51	96	—	6	—	17

Net periodic benefit cost	$23	$44	$70	$133	$2	$16	$6	$44

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
	(In millions)

Amortization of prior service cost (credit)	$3	$(9)	$9	$(27)
Amortization of net actuarial losses	17	—	51	—

Subtotal	20	(9)	60	(27)
Deferred income tax	(8)	3	(23)	9

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax	$12	$(6)	$37	$(18)

As disclosed in Note 16 of Notes to Consolidated Financial Statements included in the 2006 Annual Report, the Company expected to make discretionary contributions of up to $150 million to the Subsidiaries’ qualified pension plans during 2007. As of September 30, 2007, no discretionary contributions were made to those plans and the Company no longer anticipates making any discretionary contributions to the qualified plans for the year ended December 31, 2007. The Company funds benefit payments for its non-qualified pension and other postretirement plans as required through its general assets.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.	Equity

Preferred Stock

During both the three months ended September 30, 2007 and 2006, the Company paid preferred stock dividends of $34 million, and for the nine months ended September 30, 2007 and 2006, the Company paid preferred stock dividends of $102 million and $100 million, respectively.

See Note 17 of Notes to Consolidated Financial Statements included in the 2006 Annual Report for further information.

Common Stock

On September 25, 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which will begin after the completion of the $1 billion common stock repurchase program authorized on February 27, 2007. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions.

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

During the three months ended September 30, 2007, the Company repurchased 3.2 million shares of its outstanding common stock in the open market at an aggregate cost of $200 million.

Cumulatively, the Company repurchased 15.1 million shares of its common stock for $975 million during the nine months ended September 30, 2007. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2006. During the nine months ended September 30, 2007 and 2006, 3.4 million and 2.4 million shares of common stock were issued from treasury stock for $149 million and $81 million, respectively. At September 30, 2007, $1.2 billion remains on the Company’s February 27, 2007 and September 25, 2007 common stock repurchase programs.

See Note 14 for information on the annual dividend on the Company’s common stock.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

As of September 30, 2007, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 60,789,857 and 1,918,170, respectively.

Compensation expense of $26 million and $120 million, and income tax benefits of $9 million and $42 million, related to the Incentive Plans was recognized for the three months and nine months ended September 30, 2007, respectively. Compensation expense of $47 million and $121 million, and income tax benefits of $16 million and $41 million, related to the Incentive Plans was recognized for the three months and nine months ended September 30, 2006, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until attainment of retirement eligibility, a greater proportion of the aggregate grant date fair value for awards granted on or after January 1, 2006 is recognized immediately on the grant date.

Stock Options

All Stock Options granted had an exercise price equal to the closing price of the Company’s common stock as reported on the New York Stock Exchange on the date of grant, and have a maximum term of ten years. Certain Stock Options granted under the Stock Incentive Plan and the 2005 Stock Plan have or will become exercisable over a three year period commencing with the date of grant, while other Stock Options have or will become exercisable three years after the date of grant. Stock Options issued under the Directors Stock Plan were exercisable immediately. The date at which any Stock Option issued under the 2005 Directors Stock Plan becomes exercisable would be determined at the time such Stock Option is granted.

During the nine months ended September 30, 2007, the Company granted 3,281,100 Stock Option awards with a weighted average exercise price of $62.85 for which the total fair value on the date of grant was $58 million. The

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

number of Stock Options outstanding as of September 30, 2007 was 24,963,598 with a weighted average exercise price of $38.68.

Compensation expense of $11 million and $45 million related to Stock Options was recognized for the three months and nine months ended September 30, 2007, respectively, and $11 million and $46 million related to Stock Options was recognized for the three months and nine months ended September 30, 2006, respectively.

As of September 30, 2007, there were $50 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.84 years.

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

During the nine months ended September 30, 2007, the Company granted 913,625 Performance Share awards for which the total fair value on the date of grant was $56 million. The number of Performance Shares outstanding as of September 30, 2007 was 2,719,200 with a weighted average fair value of $48.37. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period.

Compensation expense of $15 million and $75 million related to Performance Shares was recognized for the three months and nine months ended September 30, 2007, respectively, and $32 million and $64 million related to Performance Shares was recognized for the three months and nine months ended September 30, 2006, respectively.

As of September 30, 2007, there was $53 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 2.09 years.

Long-Term Performance Compensation Plan

Prior to January 1, 2005, the Company granted stock-based compensation to certain members of management under the LTPCP. Each participant was assigned a target compensation amount (an “Opportunity Award”) at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Company’s common stock over the three-year performance period, subject to limited further adjustment approved by the Company’s Board of Directors. Payments on the Opportunity Awards were normally payable in their entirety (subject to certain contingencies) at the end of the three-year performance period, and were paid in whole or in part with shares of the Company’s common stock, as approved by the Company’s Board of Directors.

The final LTPCP concluded during the six months ended June 30, 2007. Final Opportunity Awards in the amount of 618,375 shares of the Company’s common stock and $16 million in cash were paid on April 18, 2007. No significant compensation expense related to LTPCP was recognized during the three months and nine months ended September 30, 2007. Compensation expense of $4 million and $11 million related to Opportunity Awards was recognized for the three months and nine months ended September 30, 2006.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Net income	$1,019	$1,033	$3,199	$2,430
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	(49)	(2)	(76)	(33)
Unrealized investment gains (losses), net of related offsets and income tax	274	2,881	(1,228)	(20)
Foreign currency translation adjustment, net of income tax	117	(1)	223	28
Defined benefit plans adjustment, net of income tax	6	—	19	—

Other comprehensive income (loss):	348	2,878	(1,062)	(25)

Comprehensive income	$1,367	$3,911	$2,137	$2,405

10.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Compensation	$890	$858	$2,654	$2,522
Commissions	1,076	937	2,988	2,834
Interest and debt issue costs	287	246	806	671
Amortization of DAC and VOBA	622	749	2,101	1,838
Capitalization of DAC	(1,027)	(954)	(2,822)	(2,727)
Rent, net of sublease income	75	71	226	207
Minority interest	49	56	186	183
Insurance tax	183	186	546	508
Other	602	595	1,802	1,746

Total other expenses	$2,757	$2,744	$8,487	$7,782

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except share and per share data)

Weighted average common stock outstanding for basic earnings per common share	743,958,113	762,404,666	746,895,607	761,605,864
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	7,839,308	1,970,186	7,102,226	656,729
Exercise or issuance of stock-based awards	10,895,652	9,328,185	11,164,558	7,644,155

Weighted average common stock outstanding for diluted earnings per common share	762,693,073	773,703,037	765,162,391	769,906,748

Earnings per common share:
Income from continuing operations	$985	$959	$3,168	$2,282
Preferred stock dividends	34	34	102	100

Income from continuing operations available to common shareholders	$951	$925	$3,066	$2,182

Basic	$1.28	$1.21	$4.10	$2.86

Diluted	$1.25	$1.20	$4.01	$2.83

Net income	$1,019	$1,033	$3,199	$2,430
Preferred stock dividends	34	34	102	100

Net income available to common shareholders	$985	$999	$3,097	$2,330

Basic	$1.32	$1.31	$4.15	$3.06

Diluted	$1.29	$1.29	$4.05	$3.03

The Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units include stock purchase contracts issued by the Company. The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the period ended September 30, 2007, the average closing price for each of the 20 trading days before September 30, 2007, was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share.

See Note 12 of Notes to Consolidated Financial Statements included in the 2006 Annual Report for a description of the common equity units.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2007 and 2006. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Three Months Ended			Auto &			Corporate &
September 30, 2007	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$3,080	$1,099	$751	$780	$1,228	$6	$6,944
Universal life and investment-type product policy fees	201	876	—	238	—	—	1,315
Net investment income	2,020	1,713	43	369	181	375	4,701
Other revenues	180	145	10	5	23	1	364
Net investment gains (losses)	(216)	(21)	—	20	(61)	9	(269)
Policyholder benefits and claims	3,476	1,383	454	689	1,006	11	7,019
Interest credited to policyholder account balances	808	506	—	110	35	—	1,459
Policyholder dividends	—	429	2	2	—	—	433
Other expenses	570	994	204	374	274	341	2,757

Income from continuing operations before provision for income tax	411	500	144	237	56	39	1,387
Provision for income tax	138	173	35	78	19	(41)	402
Income (loss) from discontinued operations, net of income tax	(1)	—	—	44	—	(9)	34

Net income	$272	$327	$109	$203	$37	$71	$1,019

For the Three Months Ended			Auto &			Corporate &
September 30, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$2,992	$1,095	$732	$675	$1,076	$7	$6,577
Universal life and investment-type product policy fees	201	782	—	205	—	—	1,188
Net investment income	1,796	1,697	46	265	171	193	4,168
Other revenues	171	126	3	8	19	12	339
Net investment gains (losses)	237	71	(1)	(15)	3	(39)	256
Policyholder benefits and claims	3,453	1,313	426	658	849	13	6,712
Interest credited to policyholder account balances	685	528	—	75	46	—	1,334
Policyholder dividends	—	425	1	(4)	—	—	422
Other expenses	588	919	209	381	326	321	2,744

Income from continuing operations before provision for income tax	671	586	144	28	48	(161)	1,316
Provision for income tax	228	203	38	15	18	(145)	357
Income (loss) from discontinued operations, net of income tax	43	18	—	(2)	—	15	74

Net income	$486	$401	$106	$11	$30	$(1)	$1,033

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Nine Months Ended			Auto &			Corporate &
September 30, 2007	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$9,279	$3,272	$2,205	$2,272	$3,562	$22	$20,612
Universal life and investment-type product policy fees	578	2,609	—	715	—	—	3,902
Net investment income	6,024	5,250	140	890	653	1,102	14,059
Other revenues	547	446	29	21	60	56	1,159
Net investment gains (losses)	(510)	(84)	12	64	(81)	53	(546)
Policyholder benefits and claims	10,336	4,141	1,330	1,920	2,887	33	20,647
Interest credited to policyholder account balances	2,306	1,508	—	269	217	—	4,300
Policyholder dividends	—	1,283	3	3	—	—	1,289
Other expenses	1,788	3,024	610	1,150	928	987	8,487

Income from continuing operations before provision for income tax	1,488	1,537	443	620	162	213	4,463
Provision for income tax	502	528	112	187	57	(91)	1,295
Income (loss) from discontinued operations, net of income tax	4	—	—	(3)	—	30	31

Net income	$990	$1,009	$331	$430	$105	$334	$3,199

For the Nine Months Ended			Auto &			Corporate &
September 30, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$8,817	$3,279	$2,182	$1,982	$3,147	$26	$19,433
Universal life and investment- type product policy fees	603	2,362	—	583	—	—	3,548
Net investment income	5,312	5,127	133	691	501	758	12,522
Other revenues	510	386	18	16	47	25	1,002
Net investment gains (losses)	(448)	(479)	(4)	(4)	(4)	(155)	(1,094)
Policyholder benefits and claims	9,925	3,937	1,309	1,711	2,533	33	19,448
Interest credited to policyholder account balances	1,894	1,522	—	212	157	—	3,785
Policyholder dividends	—	1,266	3	(1)	—	—	1,268
Other expenses	1,680	2,586	621	1,049	872	974	7,782

Income from continuing operations before provision for income tax	1,295	1,364	396	297	129	(353)	3,128
Provision for income tax	429	468	100	98	46	(295)	846
Income from discontinued operations, net of income tax	42	17	—	17	—	72	148

Net income	$908	$913	$296	$216	$83	$14	$2,430

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30,	December 31,
	2007	2006
	(In millions)

Institutional	$206,588	$190,963
Individual	253,309	243,604
Auto & Home	5,586	5,467
International	25,184	22,724
Reinsurance	20,873	18,818
Corporate & Other	51,537	46,139

Total	$563,077	$527,715

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2007 and 2006. Revenues from U.S. operations were $11.1 billion and $33.7 billion for the three months and nine months ended September 30, 2007, respectively, which represented 85% and 86%, respectively, of consolidated revenues. Revenues from U.S. operations were $10.9 billion and $30.8 billion for the three months and nine months ended September 30, 2006, respectively, which represented 87% of consolidated revenues for both periods.

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

The following information presents the components of income (loss) from discontinued real estate operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Investment income	$—	$63	$7	$194
Investment expense	—	(44)	(4)	(128)
Net investment gains (losses)	—	99	5	91

Total revenues	—	118	8	157
Provision for income tax	—	42	3	56

Income from discontinued operations, net of income tax	$—	$76	$5	$101

The carrying value of real estate related to discontinued operations was $1 million and $8 million at September 30, 2007 and December 31, 2006, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the discontinued real estate operations by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Net investment income
Institutional	$(1)	$—	$2	$6
Individual	—	1	—	3
Corporate & Other	1	18	1	57

Total net investment income	$—	$19	$3	$66

Net investment gains (losses)
Institutional	$—	$65	$5	$58
Individual	—	27	—	23
Corporate & Other	—	7	—	10

Total net investment gains (losses)	$—	$99	$5	$91

In the fourth quarter of 2006, the Company closed the sale of its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Company’s subsidiary, Metropolitan Tower Life Insurance Company. Net investment income on these properties was $18 million and $57 million for the three months and nine months ended September 30, 2006, respectively. The sale resulted in a gain of $3 billion, net of income tax, during the fourth quarter of 2006.

Operations

On August 31, 2007, MetLife Australia completed the sale of its annuities and pension businesses to a third party for $25 million in cash consideration resulting in a gain upon disposal of $46 million, net of income tax. The Company reclassified the assets and liabilities of the annuities and pension businesses within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $34 million, net of income tax, for the three months ended March 31, 2007; $7 million, net of income tax, for the three months ended June 30, 2007; and $18 million, net of income tax, for the three months ended September 30, 2007, because the Company no longer had the intent to hold such securities.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the amounts related to the operations and financial position of MetLife Australia’s annuities and pension businesses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$19	$25	$71	$72
Expenses	11	25	58	66

Income before provision for income tax	8	—	13	6
Provision for income tax	3	—	4	3

Income from discontinued operations, net of income tax	5	—	9	3
Net investment gain (loss), net of income tax	29	(2)	1	14

Income (loss) from discontinued operations, net of income tax	$34	$(2)	$10	$17

December 31,
2006

Fixed maturity securities	$1,500
Equity securities	37
Deferred policy acquisition costs	13
Other assets	13

Total assets held-for-sale	$1,563

Policyholder account balances	$1,595

Total liabilities held-for-sale	$1,595

In January 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income tax, in the second quarter of 2006 and $12 million, net of income tax, in the fourth quarter of 2005 due to the retention of these specific customer accounts. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable.

14.	Subsequent Events

On October 31, 2007, the Company redeemed $125 million of 8.525% GenAmerica Capital I Capital Securities which were due to mature on June 30, 2027. As a result of this repayment, the Company recognized additional interest expense of $10 million.

On October 23, 2007, the Company’s Board of Directors approved an annual dividend for 2007 of $0.74 per common share payable on December 14, 2007 to shareholders of record as of November 6, 2007. The Company estimates the aggregate dividend payment to be $550 million.

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

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006

The Company reported $985 million in net income available to common shareholders and earnings per diluted common share of $1.29 for the three months ended September 30, 2007 compared to $999 million in net income available to common shareholders and earnings per diluted common share of $1.29 for the three months ended September 30, 2006. Net income available to common shareholders decreased by $14 million, or 1%, for the three months ended September 30, 2007 compared to the 2006 period.

The decrease in net income available to common shareholders was due, in part, to a decrease in income from discontinued operations of $40 million, net of income tax, primarily as a result of a decrease in net investment income and net investment gains (losses) from discontinued operations related to real estate properties sold or held-for-sale during the three months ended September 30, 2007 as compared to the 2006 period, partially offset by a gain on the sale of the annuities and pension businesses of MetLife Insurance Limited (“MetLife Australia”) which was sold to a third party in the third quarter of 2007.

The decrease in net income available to common shareholders was primarily due to an increase in net investment losses of $341 million, net of income tax, mainly due to increased losses from mark-to-market on derivatives, losses on fixed maturity securities resulting principally from the 2007 portfolio repositioning, and losses from liability-based foreign currency transactions due to a decline in the U.S. dollar against several major currencies, partially offset by increased gains on equity securities and mortgage loans.

This decrease in net investment gains was more than offset by an increase in net investment income by $347 million, net of income tax, primarily due to an increase in the average asset base and an increase in yields.

The net effect of increases in premiums, fees and other revenues of $337 million, net of income tax, across the majority of the Company’s operating segments and increases in policyholder benefit and claims and policyholder dividends of $207 million, net of income tax, was attributable to overall business growth and increased net income available to common shareholders.

An increase in interest credited to policyholder account balances associated with an increase in the average policyholder account balance decreased net income available to common shareholders by $81 million, net of income tax. An increase in other expenses of $8 million, net of income tax, also contributed to the decrease in net income available to common shareholders.

The increase in other expenses was primarily due to higher compensation, interest expense on debt and interest on tax contingencies, higher general spending and expenses related to growth initiatives, partially offset by lower legal costs, lower corporate support expenses, lower integration costs and lower minority interest expense. Additionally, lower DAC amortization resulting from higher net investment losses and the net effect of revisions to management’s assumptions used to determine estimated gross profits and margins, both in the current year, decreased other expenses.

The remainder of the variance is due to the change in effective tax rates between periods.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006

The Company reported $3,097 million in net income available to common shareholders and earnings per diluted common share of $4.05 for the nine months ended September 30, 2007 compared to $2,330 million in net income available to common shareholders and earnings per diluted common share of $3.03 for the nine months ended September 30, 2006. Net income available to common shareholders increased by $767 million, or 33%, for the nine months ended September 30, 2007 compared to the 2006 period.

The increase in net income available to common shareholders was reduced, in part, by a decrease in income from discontinued operations of $117 million, net of income tax. This decrease in income from discontinued operations was principally driven by a decrease in net investment income and net investment gains (losses) from discontinued operations related to real estate properties sold or held-for-sale during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Income from discontinued operations also decreased because of a reduction in the gain from the sale of SSRM Holdings, Inc. (“SSRM”) resulting from a reduction of the additional proceeds from the sale received during the nine months ended

September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease in income from discontinued operations was also related to the sale of MetLife Australia’s annuities and pension businesses to a third party in the third quarter of 2007.

The increase in net income available to common shareholders was primarily due to an increase in net investment income of $999 million, net of income tax, primarily due to an increase in the average asset base and an increase in yields.

Additionally, there was a decrease in net investment losses of $356 million, net of income tax, primarily due to a reduction of losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, increased gains from asset-based foreign currency transactions due to a decline in the U.S. dollar against several major currencies, increased gains on equity securities and mortgage loans, partially offset by increased losses from the mark-to-market on derivatives and reduced gains on real estate and real estate joint ventures.

The net effect of increases in premiums, fees and other revenues of $1,099 million, net of income tax, across all of the Company’s operating segments and increases in policyholder benefit and claims and policyholder dividends of $793 million, net of income tax, was attributable to overall business growth and increased net income available to common shareholders.

An increase in interest credited to policyholder account balances associated with an increase in the average policyholder account balance decreased net income available to common shareholders by $335 million, net of income tax.

An increase in other expenses of $458 million, net of income tax, decreased net income available to common shareholders. The increase in other expenses was primarily due to higher DAC amortization resulting from lower net investment losses in the current year and revisions to management’s assumption used to determine estimated gross profits and margins in the current year. In addition, other expenses increased due to higher compensation, interest expense on debt and interest on tax contingencies, higher expenses related to growth initiatives and higher minority interest expense, partially offset by lower legal costs, lower corporate support expenses and lower integration costs.

The remainder of the variance is due to the change in effective tax rates between periods.

Acquisitions and Dispositions

On August 31, 2007, MetLife Australia completed the sale of its annuities and pension businesses to a third party for $25 million in cash consideration resulting in a gain upon disposal of $46 million, net of income tax. The Company reclassified the assets and liabilities of the annuities and pension businesses within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $34 million, net of income tax, for the three months ended March 31, 2007; $7 million, net of income tax, for the three months ended June 30, 2007; and $18 million, net of income tax, for the three months ended September 30, 2007, because the Company no longer had the intent to hold such securities.

In June 2007, the Company acquired the remaining 50% interest in a joint venture in Hong Kong, MetLife Fubon Limited (“MetLife Fubon”), for $56 million in cash, resulting in MetLife Fubon becoming a consolidated subsidiary of the Company. The transaction was treated as a step acquisition, and at June 30, 2007, total assets and liabilities of MetLife Fubon of $839 million and $735 million, respectively, were included in the Company’s consolidated balance sheet. The Company’s investment for the initial 50% interest in MetLife Fubon was $48 million. The Company used the equity method of accounting for such investment in MetLife Fubon. The Company’s share of the joint venture’s results for the six months ended June 30, 2007, was a loss of $3 million. The fair value of the assets acquired and the liabilities assumed in the step acquisition at June 30, 2007, was $427 million and $371 million, respectively. No additional goodwill was recorded as a part of the step acquisition. As a result of this acquisition, additional VOBA and value of distribution agreements of $45 million and $5 million, respectively, were recorded and both have a weighted average amortization period of 16 years.

In June 2007, the Company completed the sale of its Bermuda insurance subsidiary, MetLife International Insurance, Ltd. (“MLII”), to a third party for $33 million in cash consideration, resulting in a gain upon disposal of $3 million, net of income tax. The net assets of MLII at disposal were $27 million. A liability of $1 million was recorded with respect to a guarantee provided in connection with this disposition.

In January 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income tax, in the second quarter of 2006 and $12 million, net of income tax, in the fourth quarter of 2005 due to the retention of these specific customer accounts. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial Environment.  The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities, guaranteed interest contracts (“GICs”) and universal life insurance. A flat or inverted yield curve and low long-term interest rates will be a concern until new money rates on corporate bonds are higher than overall life insurer investment portfolio yields. Bond portfolio credit losses continue to be close to historical low levels due to the steady economy; however, during the third quarter of 2007, the global capital markets reassessed the credit risk inherent in sub-prime mortgages. This reassessment led to a fairly broad repricing of high credit risk assets and strained market liquidity. Global central banks intervened to stabilize market conditions and protect against downside risks to economic growth. Market conditions have since improved and further stabilization is expected. The Company expects central banks to continue to act as necessary as conditions unfold. Equity market performance can also impact the profitability of life insurers, as product demand and fee revenue from variable annuities and fee revenue from pension products tied to separate account balances often reflect equity market performance.

Steady Economy.  Despite the aforementioned market turmoil during the third quarter of 2007, U.S. economic growth remained moderate. Consensus expectations for U.S. growth for the next few quarters reflects a continuation of this trend. While the retrenchment of the mortgage market increases the downside risk to U.S. growth, continued moderate U.S. growth over the next few quarters is expected. A steady economy provides improving demand for group insurance and retirement & savings-type products. Group insurance premium growth, with respect to life and disability products, for example, is closely tied to employers’ total payroll growth. Additionally, the potential market for these products is expanded by new business creation.

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

In applying the Company’s accounting policies, which are more fully described in the 2006 Annual Report, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

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

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. The costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issue expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

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

Deferred income tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

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

The Company may be required to change its provision for income tax in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities, when estimates used in determining valuation allowances on deferred income tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax laws, tax regulations, or interpretations of such laws or regulations could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the unaudited interim condensed consolidated financial statements in the year these changes occur.

Reinsurance

The Company enters into reinsurance transactions as both a provider and a purchaser of reinsurance for its life and property and casualty insurance products. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company determines whether the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Revenues
Premiums	$6,944	$6,577	$20,612	$19,433
Universal life and investment-type product policy fees	1,315	1,188	3,902	3,548
Net investment income	4,701	4,168	14,059	12,522
Other revenues	364	339	1,159	1,002
Net investment gains (losses)	(269)	256	(546)	(1,094)

Total revenues	13,055	12,528	39,186	35,411

Expenses
Policyholder benefits and claims	7,019	6,712	20,647	19,448
Interest credited to policyholder account balances	1,459	1,334	4,300	3,785
Policyholder dividends	433	422	1,289	1,268
Other expenses	2,757	2,744	8,487	7,782

Total expenses	11,668	11,212	34,723	32,283

Income from continuing operations before provision for income tax	1,387	1,316	4,463	3,128
Provision for income tax	402	357	1,295	846

Income from continuing operations	985	959	3,168	2,282
Income from discontinued operations, net of income tax	34	74	31	148

Net income	1,019	1,033	3,199	2,430
Preferred stock dividends	34	34	102	100

Net income available to common shareholders	$985	$999	$3,097	$2,330

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006 — The Company

Income from Continuing Operations

Income from continuing operations increased by $26 million, or 3%, to $985 million for the three months ended September 30, 2007 from $959 million for the comparable 2006 period.

The following table provides the change from the prior year in income from continuing operations by segment:

$ Change
(In millions)

International	$146
Corporate & Other	96
Reinsurance	7
Auto & Home	3
Institutional	(170)
Individual	(56)

Total change, net of income tax	$26

The International segment’s income from continuing operations increased primarily due to an increase in Mexico’s income from continuing operations as a result of a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on invested assets supporting those liabilities relative to the prior year, the unfavorable impact in the prior year resulting from an adjustment to experience refunds in its institutional business, lower DAC amortization in the current year resulting from management’s update of assumptions used to determine estimated gross profits, as well as growth in its universal life business. Income from continuing operations for the home office increased due to incurred start-up expenses in Ireland in the prior year, the elimination of certain intercompany expenses previously charged to the International segment, as well as a decrease in contingent tax expenses, offset by higher economic capital charges and investment expenses. Argentina’s income from continuing operations increased due to the reduction of claim liabilities, partially offset by a reduction of cost of insurance fees as a result of the new pension system reform regulation. Argentina also benefited in, both the current and prior years, from the utilization of tax loss carryforwards against which valuation allowances had previously been established. South Korea’s income from continuing operations increased due to business growth, as well as lower DAC amortization. Brazil’s income from continuing operations increased due to the impact of an increase in litigation liabilities in the prior year, the unfavorable impact of the reversal of a tax credit in the prior year, as well as business growth. Income from continuing operations increased in Chile due to continued growth of the in-force business and higher returns on inflation indexed annuities. Japan’s income from continuing operations increased due to improved hedge results and business growth, partially offset by the impact of foreign currency transaction losses. In addition, income from continuing operations increased in Hong Kong due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation. Partially offsetting these increases in income from continuing operations was a decrease in Ireland due to higher start-up expenses and currency transaction losses, partially offset by higher investment income. In addition, Taiwan’s income from continuing operations decreased primarily due to the favorable impact of liability refinements in the prior year as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. Australia’s income from continuing operations decreased primarily due to business growth and changes in foreign currency exchange rates. India’s income from continuing operations decreased primarily due to growth initiatives.

Corporate & Other’s income from continuing operations increased primarily due to higher net investment income, lower net investment losses, lower corporate support expenses, and integration costs incurred only in the prior year, partially offset by a decrease in tax benefits, higher interest expense on debt, lower other revenues, higher interest on tax contingencies and higher legal costs.

The Reinsurance segment’s income from continuing operations increased primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business, both in the U.S. and international operations, an increase in net investment income due to a larger invested asset base, a decrease in other expenses, primarily related to expenses associated with DAC, a decrease in interest expense associated with the implementation of FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), a decrease in minority interest expense and an increase in other revenues, partially offset by an increase in net investment losses.

The Auto & Home segment’s income from continuing operations increased primarily due to an increase in premiums and other revenues and a decrease in other expenses. These increases were partially offset by losses due to higher claim frequencies, higher earned exposures, a reduction in favorable development of prior year losses, an increase in unallocated claims adjusting expenses, and higher losses due to severity, partially offset by favorable development of prior year catastrophe reserves, all of which are related to policyholder benefits and claims. Also offsetting the increase was a reduction in average earned premiums per policy, and an increase in policyholder dividends.

The Institutional segment’s income from continuing operations decreased primarily due to higher net investment losses and the impact of revisions to certain expenses in both periods, partially offset by favorable underwriting results, an increase in interest margins, and lower expenses related to DAC amortization associated with the ongoing implementation of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”).

The Individual segment’s income from continuing operations decreased primarily due to a decrease in net investment gains, unfavorable underwriting results in life products, higher general expenses and the impact of revisions to certain liabilities in both periods, as well as higher DAC amortization, higher annuity benefits and an increase in policyholder dividends. These decreases were partially offset by increased fee income from separate account products, higher net investment income on blocks of business not driven by interest margins, an increase in interest margins, and a decrease in interested credited to policyholder account balances.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $519 million, or 6%, to $8,623 million for the three months ended September 30, 2007 from $8,104 million for the comparable 2006 period.

The following table provides the change from the prior year in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Reinsurance	$156	30%
International	135	26
Individual	117	22
Institutional	97	19
Auto & Home	26	5
Corporate & Other	(12)	(2)

Total change	$519	100%

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA’s operating segments. In addition, other revenues increased due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

The growth in the International segment was primarily driven by an increase in Chile’s premiums, fees and other revenues which increased due to higher annuity sales and higher traditional institutional premiums. Hong Kong’s premiums, fees and other revenues increased due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation. Mexico’s premiums, fees and other revenues increased due to growth in its universal life and institutional businesses, as well as the adverse impact in the prior year of an adjustment for experience refunds on its institutional business, offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits. In addition, South Korea’s premiums, fees and other revenues increased primarily due to higher fees from growth in its guaranteed annuity business, as well as changes in foreign currency exchange rates. An increase in premiums, fees and other revenues in the Company’s Japan operation was driven by an increase in reinsurance assumed. Premiums, fees and other revenues increased in Brazil primarily due to changes in foreign currency exchange rates. Australia’s premiums, fees and other revenues increased due to changes in foreign currency exchange rates, partially offset by the collection of premiums in the prior year that had been previously written off. These increases were partially offset by a decrease in the United Kingdom’s premiums, fees and other revenues due to an unearned claim premium calculation refinement. In addition, Argentina’s premiums, fees and other revenues decreased due to the reduction of cost of insurance fees as a result of the new pension system reform regulation, partially offset by an increase in premiums and fees related to bancassurance and higher pension contributions resulting from higher participant salaries and a higher salary threshold subject to fees.

The growth in the Individual segment was primarily due to higher fee income from variable life and annuity and investment-type products and an increase in premiums from other life products and immediate annuities, partially offset by a decline in premiums in the Company’s closed block business, in line with expectations.

The growth in the Institutional segment was primarily due to increases in the group life and non-medical health & other businesses. The group life business increased primarily due to an increase in term life, as well as an increase in corporate-owned life insurance. The non-medical health & other business increased primarily due to growth in the dental, disability, accidental death & dismemberment (“AD&D”) and individual disability insurance

(“IDI”) businesses, partially offset by a decrease in the long-term care (“LTC”) business, largely due to a shift to deposit liability-type contracts in the current period. Also offsetting these increases was a decrease in the retirement & savings business primarily due to premium decreases in structured settlements, pension closeouts and other products.

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures, auto rate refunds in the third quarter of 2006 resulting from a regulatory examination and an increase in various voluntary and involuntary programs. These increases were offset by a reduction in the average earned premium per policy.

The decrease in Corporate & Other was mostly due to an adjustment of surrender values on corporate-owned life insurance policies.

Net Investment Income

Net investment income increased by $533 million, or 13%, to $4,701 million for the three months ended September 30, 2007 from $4,168 million for the comparable 2006 period. Management attributes $375 million of this increase to growth in the average asset base and $158 million to an increase in yields. The increase in net investment income from growth in the average asset base was primarily within fixed maturity securities, mortgage loans on real estate, real estate and real estate joint ventures, and other limited partnership interests. The increase in net investment income from increases in yields was primarily due to higher returns on fixed maturity securities, mortgage loans on real estate, other limited partnership interests, and improved securities lending results. These increases in yields were partially offset by lower returns on cash, cash equivalents and short-term investments; real estate and real estate joint ventures and funds withheld at interest included within other invested assets. Management anticipates that investment income and the related yields on other limited partnership interests may decline during 2008 due to increased volatility in the equity and credit markets during 2007.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances, increased in the Institutional and Individual segments for the three months ended September 30, 2007 as compared to the prior year. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment gains decreased by $525 million to a loss of $269 million for the three months ended September 30, 2007 from a gain of $256 million for the comparable 2006 period. The increase in net investment losses was primarily due to increased losses from the mark-to-market on derivatives, losses on fixed maturity securities resulting principally from the 2007 portfolio repositioning, and losses from liability based foreign currency transactions due to a decline in the U.S. dollar against several major currencies, partially offset by increased gains on equity securities and mortgage loans.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were less favorable for the three months ended September 30, 2007, as the combined ratio, excluding catastrophes, increased to 84.7% from 81.2% for the three months ended September 30, 2006. Underwriting results were favorable in the Institutional segment within the non-medical health & other, group life and retirement & savings businesses. Underwriting results were less favorable in the Individual segment within the life products.

Other Expenses

Other expenses increased by $13 million to $2,757 million for the three months ended September 30, 2007 from $2,744 million for the comparable 2006 period.

The following table provides the change from the prior year in other expenses by segment:

$ Change
(In millions)

Individual	$75
Corporate & Other	20
Reinsurance	(52)
Institutional	(18)
International	(7)
Auto & Home	(5)

Total change	$13

The Individual segment contributed to the period over period increase in other expenses primarily due to higher DAC amortization, higher expenses associated with business growth, information technology, and other general expenses and the impact of revisions to certain liabilities in the current and prior years, including a prior year reduction in pension and postretirement liabilities.

Corporate & Other contributed to the period over period increase in other expenses primarily due to higher interest expense, higher interest on tax contingences, and higher legal costs, partially offset by a reduction in corporate support expenses and integration costs incurred only in the prior year.

These increases in other expenses were partially offset by a decrease in the Reinsurance segment primarily due to expenses associated with DAC, interest expense associated with the implementation of FIN 48, and minority interest expense, partially offset by increased interest expense associated with a $300 million senior notes offering by RGA, as well as increases in compensation and overhead-related expenses associated with the segment’s international expansion and general growth in operations.

These increases in other expenses were partially offset by a decrease in the Institutional segment primarily due to lower DAC amortization associated with the ongoing implementation of SOP 05-1, a benefit related to a reduction of an allowance for doubtful accounts in the current year and the impact of a charge of non-deferrable LTC commission expense in the prior year, partially offset by an increase in non-deferrable volume-related and corporate support expenses.

These increases in other expenses were partially offset by a decrease in the International segment primarily due to a decrease in home office expenses resulting from start-up expenses incurred in Ireland in the prior year and the elimination of certain intercompany expenses previously charged to the International segment. Taiwan’s other expenses decreased due to higher DAC amortization in the prior year and expense reductions due to elimination of the agency force. Mexico’s other expenses decreased due to lower DAC amortization in the current year resulting from management’s update of assumptions used to determine estimated gross profits and the impact of the litigation liabilities in the prior year, partially offset by higher expenses related to business growth. Other expenses decreased in the United Kingdom due to lower DAC amortization. These decreases were partially offset by an increase in Ireland’s other expenses due to higher start-up costs and those of South Korea due to additional spending on growth and infrastructure initiatives. Hong Kong’s other expenses increased due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation. Other expenses increased in Australia primarily due to business growth and changes in foreign currency exchange rates. Other expenses increased in India primarily due to growth initiatives. Other expenses increased in Argentina primarily due to business growth. Also contributing to the increase in other expenses was the impact of changes in foreign currency exchange rates.

In addition, the Auto & Home segment’s other expenses decreased due to lower information technology costs, advertising costs and contingent commissions, partially offset by minor changes in a variety of expense categories.

Net Income

Income tax expense for the three months ended September 30, 2007 was $402 million, or 29% of income from continuing operations before provision for income tax, compared with $357 million, or 27% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective tax rate for FIN 48 liability additions is entirely offset by an increase in non-taxable investment income. Also, the 2007 period includes a benefit for decreases in international deferred tax valuation allowances. Lastly, the 2006 period included a benefit for a “provision-to-filed return” adjustment regarding non-taxable investment income.

Income from discontinued operations, net of income tax, decreased by $40 million, to $34 million for the three months ended September 30, 2007 from $74 million for the comparable 2006 period. The decrease in income from discontinued operations was primarily due to a decrease of $76 million in net investment income and net investment gains (losses) from discontinued operations related to real estate properties sold or held-for-sale during the three months ended September 30, 2007 as compared to the 2006 period. This decrease was partially offset by an increase of $36 million primarily related to the gain on the sale of MetLife Australia’s annuities and pension businesses to a third party in the third quarter of 2007.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006 — The Company

Income from Continuing Operations

Income from continuing operations increased by $886 million, or 39%, to $3,168 million for the nine months ended September 30, 2007 from $2,282 million for the comparable 2006 period.

The following table provides the change from the prior year in income from continuing operations by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Corporate & Other	$362	41%
International	234	26
Institutional	120	14
Individual	113	13
Auto & Home	35	4
Reinsurance	22	2

Total change, net of income tax	$886	100%

Corporate & Other’s income from continuing operations increased primarily due to higher net investment income, lower net investment losses, lower corporate support expenses, higher other revenues, integration costs incurred only in the prior year, and lower legal costs, partially offset by higher interest expense on debt, higher interest on tax contingencies, a decrease in tax benefits, and an increase in interest credited to bankholder deposits.

The increase in the International segment’s income from continuing operations was primarily attributable to an increase in Mexico’s income from continuing operations primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on invested assets supporting those liabilities relative to the prior year, the favorable impact of experience refunds during the first quarter of 2007, the unfavorable impact in the prior year resulting from an adjustment to experience refunds in its institutional business, a year over year decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, and growth in its institutional and universal life businesses. Argentina’s income from continuing operations increased due to the reduction of claim liabilities resulting from an experience review, higher premiums resulting from higher pension contributions attributable to higher participant salaries, higher net investment income resulting from capital contributions in the prior year, and a smaller increase in market indexed policyholder liabilities without a corresponding decrease in net investment income, partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation. Argentina also benefited, in both the current and prior years, from the utilization of tax loss carryforwards against which valuation allowances had been previously established. Brazil’s income from continuing operations increased due to the unfavorable impact of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business and an increase in litigation liabilities in the prior year, as well as growth of the in-force business. Income from continuing operations increased in South Korea due to growth and lower DAC amortization, both in the variable universal life business. Japan’s income from continuing operations increased due to improved hedging results and business growth partially offset by foreign currency transaction losses. Chile’s income from continuing operations increased primarily due to growth of the in-force business and higher returns on inflation indexed securities. Hong Kong’s income from continuing operations increased due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation. Income from continuing operations in the home office increased due to the incurred start-up expenses in Ireland in the prior year, the elimination of certain intercompany expenses previously charged to the International segment, and a tax benefit offset by higher economic capital charges and investment expenses, as well as an increase in contingent tax expenses in the current year. Income from continuing operations increased in the United Kingdom due to a reduction of claim liabilities resulting from an experience review, offset by an unearned premium calculation refinement. Australia’s income from continuing operations increased due to growth of the in-force business. Partially offsetting these increases was a decrease in Ireland’s income from continuing operations due to higher start-up expenses, partially offset by higher investment income, as well as the utilization of net operating losses for which a valuation allowance had been previously established. In addition, Taiwan’s income from continuing operations decreased primarily due to the favorable impact of liability refinements in the prior year, as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. India’s income from continuing operations decreased primarily due to headcount increases and growth initiatives.

The Institutional segment’s income from continuing operations increased primarily due to an increase in interest margins, an increase in underwriting results and the impact of certain revisions in both periods, partially offset by higher net investment losses, and higher expenses related to DAC amortization resulting from the ongoing implementation of SOP 05-1 in the current year.

The Individual segment’s income from continuing operations increased primarily due to a decrease in net investment losses and increased fee income from separate account products, as well as higher net investment income on blocks of business not driven by interest margins, and an increase in interest margins, partially offset by higher DAC amortization, higher general expenses, the impact of revisions to certain liabilities in both periods, an increase in the closed block-related policyholder dividend obligation, unfavorable underwriting results, higher annuity benefits, an increase in policyholder dividends and an increase in interest credited to policyholder account balances.

The Auto & Home segment’s income from continuing operations increased primarily due to an increase in premiums and other revenues. These were partially offset by higher claim frequencies, additional losses due to higher earned exposures and an increase in unallocated claims adjusting expenses, offset by a reduction in favorable development of prior year losses and a favorable development of prior year catastrophe reserves, all of which are related to policyholder benefits and claims. Also offsetting the increase was a decrease in average earned premium per policy, a decrease related to auto rate refunds resulting from a regulatory examination and higher catastrophe reinsurance costs.

The Reinsurance segment’s income from continuing operations increased primarily due to an increase in net investment income due to growth in the asset base, added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business and an increase in other revenues, partially offset by increases in net investment losses and in other expenses. The increase in other expenses was primarily related to expenses associated with DAC, interest expense associated with RGA’s issuance of notes, minority interest expense and compensation and overhead-related expenses associated with RGA’s international expansion.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $1,690 million, or 7%, to $25,673 million for the nine months ended September 30, 2007 from $23,983 million for the comparable 2006 period.

The following table provides the change from the prior year in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$474	28%
Reinsurance	428	25
International	427	25
Individual	300	18
Auto & Home	34	2
Corporate & Other	27	2

Total change	$1,690	100%

The growth in the Institutional segment was primarily due to growth in the dental, disability, AD&D and IDI businesses, all within the non-medical health & other business. In addition, growth in the LTC business also contributed to this increase, partially offset by a shift to deposit liability-type contracts in the current year. The group life business increased primarily due to business growth in term life, an increase in reinsurance assumed, as well as increases in corporate-owned life insurance and life insurance sold to postretirement benefit plans, partially offset by an increase in experience rated refunds. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decrease in retirement & savings was primarily due to a decrease in premiums from structured settlements and a decrease in premiums and fees across other products, partially offset by an increase in pension closeouts.

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA’s operating segments. In addition, other revenues increased due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

The growth in the International segment was primarily due to an increase in Mexico’s premiums, fees and other revenues due to higher fees and growth in its institutional and universal life businesses, a decrease in experience refunds during the first quarter of 2007 on Mexico’s institutional business, as well as the adverse impact in the prior year of an adjustment for experience refunds on Mexico’s institutional business, offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits. Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales, higher institutional premiums from its traditional and bank distribution channels, and the adverse impact in the prior year of management’s decision not to match aggressive pricing in the marketplace. South Korea’s premiums, fees and other revenues increased primarily due to higher fees and growth in its guaranteed annuity and variable universal life businesses. Premiums, fees and other revenues increased in Hong Kong primarily due to the acquisition of the remaining 50% interest in Metlife Fubon and the resulting consolidation of the operation. Brazil’s premiums, fees and other revenues increased due to changes in foreign currency exchange rates and business growth. Premiums, fees and other revenues increased in Japan due to an increase in reinsurance. Australia’s premiums, fees and other revenues increased primarily due to growth in the institutional and reinsurance business in-force and changes in foreign currency exchange rates. Argentina’s premiums, fees and other revenues increased due to bancassurance and higher pension contributions resulting from higher participant salaries and a higher salary threshold subject to fees. Taiwan’s and India’s premiums, fees and other revenues increased primarily due to business growth. These increases in premiums, fees and other revenues were partially offset by a decrease in the United Kingdom due to an unearned premium calculation refinement.

The growth in the Individual segment was primarily due to higher fee income from variable life and annuity and investment-type products and an increase in premiums from other life products, partially offset by a decrease in immediate annuity premiums and a decline in premiums associated with the Company’s closed block business, in line with expectations.

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures and various voluntary and involuntary programs, and an increase in other revenues primarily due to slower than anticipated claim payments in 2006. These increases were partially offset by auto rate refunds resulting from a regulatory examination, a reduction in the average earned premium per policy, and an increase in catastrophe reinsurance costs.

The growth in Corporate & Other was primarily related to the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“General American”), partially offset by an adjustment of surrender values on corporate-owned life insurance policies.

Net Investment Income

Net investment income increased by $1,537 million, or 12%, to $14,059 million for the nine months ended September 30, 2007 from $12,522 million for the comparable 2006 period. Management attributes $954 million of this increase to growth in the average asset base and $583 million to an increase in yields. The increase in net investment income from growth in the average asset base was primarily within fixed maturity securities, mortgage loans on real estate, real estate and real estate joint ventures, and other limited partnership interests. The increase in net investment income from increases in yields was primarily due to higher returns on other limited partnership interests, fixed maturity securities, real estate and real estate joint ventures, and funds withheld at interest included within other invested assets. Management anticipates that investment income and the related yields on other limited partnership interests may decline during 2008 due to increased volatility in the equity and credit markets during 2007.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances increased in the Institutional and Individual segments for the nine months ended September 30, 2007 as compared to the prior year. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $548 million to a loss of $546 million for the nine months ended September 30, 2007 from a loss of $1,094 million for the comparable 2006 period. The decrease in net investment losses was primarily due to a reduction of losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, increased gains from asset-based foreign currency transactions due to a decline in the U.S. dollar against several major currencies, increased gains on equity securities and other limited partnership interests, partially offset by increased losses from the mark-to-market on derivatives and reduced gains on real estate and real estate joint ventures.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were less favorable for the nine months ended September 30, 2007, as the combined ratio, excluding catastrophes, increased to 85.2% from 84.1% for the nine months ended September 30, 2006. Underwriting results were favorable in the non-medical health & other and group life businesses in the Institutional segment. Underwriting results remained essentially unchanged in the retirement & savings business in the Institutional segment and were less favorable in the life products in the Individual segment.

Other Expenses

Other expenses increased by $705 million, or 9%, to $8,487 million for the nine months ended September 30, 2007 from $7,782 million for the comparable 2006 period.

The following table provides the change from the prior year in other expenses by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Individual	$438	63%
Institutional	108	15
International	101	14
Reinsurance	56	8
Corporate & Other	13	2
Auto & Home	(11)	(2)

Total change	$705	100%

The Individual segment contributed to the year over year increase in other expenses primarily due to higher DAC amortization, higher expenses associated with business growth, information technology and other general expenses, the impact of revisions to certain liabilities including pension and postretirement liabilities and policyholder liabilities in the prior year and a write-off of a receivable in the current year.

The Institutional segment contributed to the year over year increase primarily due to an increase in non-deferrable volume-related and corporate support expenses, higher DAC amortization associated with the ongoing implementation of SOP 05-1 in the current year, an increase related to the reimbursement of dental claims in the current year and the impact of certain revisions in both periods. These increases were partially offset by a benefit related to a reduction of an allowance for doubtful accounts in the current year, a charge of non-deferrable LTC commissions expense and a charge associated with costs related to the sale of certain small market record keeping businesses, all in the prior year.

The International segment contributed to the year over year increase in other expenses primarily due to the business growth commensurate with the increase in revenues discussed above. Ireland’s other expenses increased due to higher start-up costs, as well as foreign currency transaction losses. Mexico’s other expenses increased due to higher expenses related to business growth, partially offset by a decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, and a lower increase in litigation liabilities. South Korea’s other expenses increased primarily due to additional expenses associated with growth and infrastructure initiatives, as well as business growth and higher bank insurance fees, partially offset by a decrease in DAC amortization. Other expenses increased in Australia primarily due to business growth and changes in foreign currency exchange rates. Argentina’s other expenses increased due to an increase in commissions on institutional business, partially offset by a decrease in liabilities due to inflation and exchange rate indexing and lower labor claims. Other expenses increased in India primarily due to headcount increases and growth initiatives. Other expenses increased in Chile primarily due to business growth. Other expenses increased in Hong Kong due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation. Brazil’s other expenses increased due to changes in foreign currency exchange rates, partially offset by an increase in litigation liabilities in the prior year. Other expenses increased in Australia, India and Chile primarily due to business growth. These increases in other expenses were partially offset by a decrease in home office other expenses resulting from the start-up expenses incurred in Ireland in the prior year and the elimination of certain intercompany expenses previously charged to the International segment. In addition, Taiwan’s other expenses decreased primarily due to higher DAC amortization in the prior year, as well as expense reductions due to the elimination of the agency force. Other expenses decreased in the United Kingdom due to lower DAC amortization, partially offset by higher spending on business initiatives.

The Reinsurance segment contributed to the year over year increase in other expenses primarily due to an increase in interest expense associated with the notes offerings in both years, an increase in minority interest expense, as well as an increase in compensation and overhead-related expenses, partially offset by a decrease in expenses associated with DAC.

Corporate & Other contributed to the year over year increase in other expenses primarily due to higher interest expense, higher interest on tax contingences and an increase in interest credited to bankholder deposits at MetLife Bank, National Association, a national bank (“MetLife Bank” or “MetLife Bank, N.A.”), partially offset by lower legal costs and integration costs incurred only in the prior year.

These increases in other expenses were partially offset by a decrease in the Auto & Home segment primarily related to lower information technology and advertising costs, partially offset by minor changes in a variety of expense categories.

Net Income

Income tax expense for the nine months ended September 30, 2007 was $1,295 million, or 29% of income from continuing operations before provision for income tax, compared with $846 million, or 27% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective tax rate for FIN 48 liability additions, is entirely offset by an increase in non-taxable investment income. Also, the 2007 period includes a benefit for decreases in international deferred tax valuation allowances and the 2006 period included a prior year benefit for international taxes. Lastly, the 2006 period included a benefit for a “provision-to-be-filed return” adjustment regarding non-taxable investment income.

Income from discontinued operations, net of income tax, decreased by $117 million, to $31 million for the nine months ended September 30, 2007 from $148 million for the comparable 2006 period. The decrease in income from discontinued operations was primarily due to a decrease of $96 million in net investment income and net investment gains (losses) from discontinued operations related to real estate properties sold or held-for-sale during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. There was also a reduction in income from discontinued operations of $14 million, net of income tax, related to the sale of SSRM resulting from a reduction of the additional proceeds from the sale received during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Income from discontinued operations also decreased by $7 million, net of income tax, related to the sale of MetLife Australia’s annuities and pension businesses to a third party in the third quarter of 2007.

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

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$3,080	$2,992	$9,279	$8,817
Universal life and investment-type product policy fees	201	201	578	603
Net investment income	2,020	1,796	6,024	5,312
Other revenues	180	171	547	510
Net investment gains (losses)	(216)	237	(510)	(448)

Total revenues	5,265	5,397	15,918	14,794

Expenses
Policyholder benefits and claims	3,476	3,453	10,336	9,925
Interest credited to policyholder account balances	808	685	2,306	1,894
Policyholder dividends	—	—	—	—
Other expenses	570	588	1,788	1,680

Total expenses	4,854	4,726	14,430	13,499

Income from continuing operations before provision for income tax	411	671	1,488	1,295
Provision for income tax	138	228	502	429

Income from continuing operations	273	443	986	866
Income (loss) from discontinued operations, net of income tax	(1)	43	4	42

Net income	$272	$486	$990	$908

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006 — Institutional

Income from Continuing Operations

Income from continuing operations decreased by $170 million, or 38%, to $273 million for the three months ended September 30, 2007 from $443 million for the comparable 2006 period.

Included in this decrease were lower earnings of $294 million, net of income tax, from higher net investment losses, partially offset by an increase of $34 million, net of income tax, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of net investment gains (losses), income from continuing operations increased by $90 million, net of income tax, compared to the prior year.

Underwriting results increased by $35 million, net of income tax, compared to the prior year. Management attributes this increase primarily to the non-medical health & other business of $16 million, group life business of $12 million and retirement & savings business of $7 million, all net of income tax.

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

Interest margins increased by $53 million, net of income tax, compared to the prior year. Management attributes this increase to a $33 million increase in retirement & savings, a $15 million increase in group life and an increase of $5 million in non-medical health & other, all net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Also contributing to this increase in income from continuing operations, excluding net investment gains (losses), were lower expenses related to DAC amortization of $5 million, net of income tax, which includes a $4 million, net of income tax, charge due to the ongoing impact on DAC and VOBA amortization resulting from the implementation of SOP 05-1 in the current period. Also contributing to the decrease in expenses was the impact of certain revisions in both periods resulting in a net decrease of $23 million, net of income tax. These decreases in expenses were partially offset by an increase in non-deferrable volume-related expenses and corporate support expenses of $17 million, net of income tax. The remaining increase in premiums, fees and other revenues was more than offset by an increase in operating expenses.

Revenues

Total revenues, excluding net investment gains (losses), increased by $321 million, or 6%, to $5,481 million for the three months ended September 30, 2007 from $5,160 million for the comparable 2006 period.

Net investment income increased by $224 million. Management attributes $217 million of this increase to growth in the average asset base primarily within fixed maturity securities, mortgage loans on real estate and real estate joint ventures, driven by continued business growth, particularly in the funding agreements and GIC businesses. Additionally, management attributes $7 million of the increase in net investment income to an increase in yields, primarily due to higher returns on fixed maturity securities, equity securities and improved securities lending results, partially offset by lower income from other limited partnership interests.

The increase of $97 million in premiums, fees and other revenues was largely due to increases in the group life and non-medical health & other businesses of $127 million and $78 million, respectively. Management attributes the increase in group life primarily to a $115 million increase in term life due largely to growth in the business from new sales and a decline in experience rated refunds. In addition, corporate-owned life insurance increased by $19 million primarily due to growth in the business. Non-medical health & other’s increase in premiums, fees and other revenues were primarily due to the growth in the dental, disability, AD&D and IDI businesses of $97 million. These increases were partially offset by a decrease of $22 million in LTC largely due to a decrease of $31 million which is reflective of a shift to deposit liability-type contracts in the current period, partially offset by growth in other LTC products. Partially offsetting these increases was a decline in retirement & savings’ premiums, fees and other revenues of $108 million, resulting primarily from declines of $51 million in structured settlement premiums, $44 million in pension closeouts and $13 million across the other products, all of which were primarily due to the impact of lower sales. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $128 million, or 3%, to $4,854 million for the three months ended September 30, 2007 from $4,726 million for the comparable 2006 period.

The increase in expenses was attributable to higher interest credited to policyholder account balances of $123 million, and higher policyholder benefits and claims of $23 million, partially offset by lower operating expenses of $18 million.

Management attributes the increase of $123 million in interest credited to policyholder account balances to a $115 million increase solely from growth in the average policyholder account balances, primarily resulting from growth in GICs and funding agreements within the retirement & savings business, and a $8 million increase in average crediting rates largely due to the global GIC program, coupled with a rise in short term interest rates in the current year.

The increase in policyholder benefits and claims of $23 million included a $54 million decrease related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $77 million. Group life’s policyholder benefits and claims increased by $108 million, which was due mostly to an increase in the term life product of $118 million. The increase in the term life product was largely due to the aforementioned increase in premiums, fees and other revenues, an $8 million charge related to a liability refinement in the current year and less favorable mortality experience. Additionally, corporate-owned life insurance increased by $5 million due to the aforementioned increase in growth, partially offset by favorable claims experience. These increases in group life were partially offset by a decrease in group universal life products of $13 million, which was primarily driven by favorable claim experience. Non-medical health & other’s policyholder benefits and claims increased by $72 million. This was largely due to a $78 million increase in the dental, disability, AD&D, and IDI businesses. Management attributes $56 million to the aforementioned growth in the business, partially offset by favorable claim and morbidity experience in the dental and IDI businesses. In addition, the impact of a $22 million reduction of a disability liability in the prior year contributed to the increase. These increases were partially offset by a decrease in LTC of $8 million. Business growth and unfavorable claim and morbidity experience were more than offset by a decrease of $31 million related to the aforementioned shift to deposit liability-type contracts and the impact of a $15 million LTC liability refinement in the current year. Retirement & savings’ policyholder benefits decreased by $103 million, primarily due to decreases in pension closeouts and structured settlements of $66 million and $45 million, respectively, resulting primarily from the aforementioned lower sales and favorable mortality in the pension closeout business. These decreases were partially offset by an increase in interest credited on insurance products. These decreases in retirement & savings were partially offset by increases in policyholder benefits and claims of $8 million across the other products lines primarily due to unfavorable mortality.

Lower other expenses of $18 million were primarily due to lower DAC amortization of $8 million, including a $6 million charge due to the ongoing impact on DAC and VOBA amortization resulting from the implementation of SOP 05-1 in the current year. In addition, this decrease includes a $13 million benefit related to a reduction of an allowance for doubtful accounts in the current year, and the impact of a $23 million charge of non-deferrable LTC commission expense in the prior year. These decreases were partially offset by an increase in non-deferrable volume-related expenses and corporate support expenses of $26 million. Non-deferrable volume-related expenses include those expenses associated with direct departmental spending, information technology and commissions. Corporate support expenses include advertising, corporate overhead and consulting fees.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $120 million, or 14%, to $986 million for the nine months ended September 30, 2007 from $866 million for the comparable 2006 period.

Included in this increase were lower earnings of $40 million, net of income tax, from higher net investment losses, and a decline of $21 million, net of income tax, resulting from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of net investment gains (losses), income from continuing operations increased by $181 million, net of income tax, compared to the prior year.

Interest margins increased by $162 million, net of income tax, compared to the prior year. Management attributes this increase to an $110 million increase in retirement & savings, a $29 million increase in non-medical health & other, and a $23 million increase in group life, all net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

An increase in underwriting results of $83 million, net of income tax, compared to the prior year, contributed to the increase in income from continuing operations. Management attributes this increase primarily to the non-medical health & other and group life businesses of $49 million and $35 million, both net of income tax, respectively. Retirement & savings remained essentially unchanged.

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

Partially offsetting this increase in income from continuing operations were higher expenses related to an increase in non-deferrable volume-related expenses and corporate support expenses of $53 million, net of income tax, as well as an increase in DAC amortization of $27 million, net of income tax, primarily due to a $33 million, net of income tax, charge due to the ongoing impact on DAC and VOBA amortization resulting from the implementation of SOP 05-1 in the current period. This increase in expense was partially offset by the impact of certain revisions in both periods for a net decrease of $9 million, net of income tax. The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,186 million, or 8%, to $16,428 million for the nine months ended September 30, 2007 from $15,242 million for the comparable 2006 period.

Net investment income increased by $712 million. Management attributes $522 million of this increase to growth in the average asset base primarily within mortgage loans on real estate, fixed maturity securities, real estate and real estate joint ventures, and other limited partnership interests, driven by continued business growth, particularly in the funding agreements and GIC businesses. Additionally, management attributes $190 million of the increase in net investment income to an increase in yields, primarily due to higher returns on fixed maturity securities, other limited partnership interests, and equity securities.

The increase of $474 million in premiums, fees and other revenues was largely due to increases in the non-medical health & other business of $339 million, primarily due to growth in the dental, disability, AD&D and IDI businesses of $327 million. In addition, continued growth in the LTC business of $3 million, net of a $31 million decrease resulting from a shift to deposit liability-type contracts in the current year, also contributed to this increase. Group life increased by $249 million, which management primarily attributes to a $215 million increase in term life, primarily due to growth in the business from new sales, and an increase in reinsurance assumed, partially offset by the impact of an increase in experience rated refunds. In addition, corporate-owned life insurance and life insurance sold to postretirement benefit plans increased by $31 million and $22 million, respectively. These increases in group life’s premiums, fees and other revenues were partially offset by a decrease of $14 million in the universal life insurance products. Partially offsetting the increase in premiums, fees and other revenues was a decline in retirement & savings’ premiums, fees and other revenues of $114 million, primarily from declines of $115 million in structured settlement premiums and $22 million across several products, which was predominantly due to the impact of lower sales, partially offset by a $23 million increase related largely to pension closeouts. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $931 million, or 7%, to $14,430 million for the nine months ended September 30, 2007 from $13,499 million for the comparable 2006 period.

The increase in expenses was attributable to higher interest credited to policyholder account balances of $412 million, higher policyholder benefits and claims of $411 million and operating expenses of $108 million.

Management attributes the increase of $412 million in interest credited to policyholder account balances to a $253 million increase solely from growth in the average policyholder account balances, primarily resulting from growth in GICs and funding agreements within the retirement & savings business, and a $159 million increase from a rise in average crediting rates, largely due to the global GICs program, coupled with a rise in short term interest rates in the current year.

The increase in policyholder benefits and claims of $411 million included a $30 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $381 million. Non-medical health & other’s policyholder benefits and claims increased by $270 million. This increase was largely due to a $214 million increase in the dental, disability, IDI and AD&D businesses resulting from the aforementioned growth in business, partially offset by favorable claim and morbidity experience. In addition, charges related to certain liability refinements of $14 million in the current year in long-term disability and the impact of a $22 million disability liability reduction in the prior year contributed to the increase. An increase in LTC of $20 million was largely attributable to business growth, partially offset by the aforementioned $31 million shift to deposit liability-type contracts and unfavorable claim experience. Group life’s policyholder benefits and claims increased by $180 million due mostly to an increase in term life products of $189 million, which includes the net impact of favorable liability refinements of $12 million in the current year and the impact of favorable mortality. An increase of $22 million in life insurance sold to postretirement plans and $19 million for other group life products, including corporate-owned life insurance, also contributed to the increase in policyholder benefits and claims for group life. The increases in term life and life insurance sold to postretirement benefit plans are commensurate with the aforementioned premium increases. These increases were partially offset by a decline in universal group life products of $50 million, primarily due to favorable claim experience. Retirement & savings’ policyholder benefits decreased by $69 million, which was largely due to decreases in the structured settlement and pension closeout businesses of $79 million and $36 million, respectively. The decline in structured settlements was primarily a result of the aforementioned decline in revenues, partially offset by an increase in interest credited. The decrease in pension closeouts was primarily due to a decrease in interest credited and favorable mortality experience. In addition, the impact of favorable liability refinements in the current year contributed a decrease of $20 million. The impact of favorable liability refinements in the prior year of $60 million, related to business associated with the acquisition of Travelers, partially offset decreases in the structured settlement, pension closeout and general account businesses. These decreases in retirement & savings’ policyholder benefits were partially offset by an increase of $6 million across other products primarily due to unfavorable mortality experience.

Higher other expenses of $108 million include an increase in non-deferrable volume-related expenses and corporate support expenses of $81 million. Non-deferrable volume-related expenses include those expenses associated with direct departmental spending, information technology and commissions. Corporate support expenses include advertising, corporate overhead and consulting fees. The increase in other expenses was also attributable to higher DAC amortization of $41 million, primarily due to a $51 million charge as a result of the ongoing impact of DAC and VOBA amortization resulting from the implementation of SOP 05-1 in the current year. In addition, a charge of $14 million related to the reimbursement of certain dental claims in the current year contributed to the increase in other expenses. The impact of certain revisions in both periods also contributed to a net increase in other expenses of $25 million. These increases were partially offset by a $13 million benefit related to a reduction of an allowance for doubtful accounts in the current year, as well as the impact of a $23 million charge for non-deferrable LTC commissions expense and a charge of $17 million associated with costs related to the sale of certain small market recordkeeping businesses, both in the prior year.

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

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$1,099	$1,095	$3,272	$3,279
Universal life and investment-type product policy fees	876	782	2,609	2,362
Net investment income	1,713	1,697	5,250	5,127
Other revenues	145	126	446	386
Net investment gains (losses)	(21)	71	(84)	(479)

Total revenues	3,812	3,771	11,493	10,675

Expenses
Policyholder benefits and claims	1,383	1,313	4,141	3,937
Interest credited to policyholder account balances	506	528	1,508	1,522
Policyholder dividends	429	425	1,283	1,266
Other expenses	994	919	3,024	2,586

Total expenses	3,312	3,185	9,956	9,311

Income from continuing operations before provision for income tax	500	586	1,537	1,364
Provision for income tax	173	203	528	468

Income from continuing operations	327	383	1,009	896
Income from discontinued operations, net of income tax	—	18	—	17

Net income	$327	$401	$1,009	$913

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006 — Individual

Income from Continuing Operations

Income from continuing operations decreased by $56 million, or 15%, to $327 million for the three months ended September 30, 2007 from $383 million for the comparable 2006 period. Included in this decrease was a decrease in net investment gains of $60 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations increased by $4 million from the comparable 2006 period.

The comparable increase in income from continuing operations was driven by the following items:

•	Higher fee income from separate account products of $80 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

•	Higher net investment income of $18 million, net of income tax, on blocks of business not driven by interest margins, due to an increase in yields and growth in the average asset base.

•	An increase in interest margins of $6 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $3 million decrease to the deferred annuity business, more than offset by a $9 million increase to other investment-type products. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

•	A decrease in interest credited to policyholder account balances of $2 million, net of income tax, due primarily to higher amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

These aforementioned increases in income from continuing operations were partially offset by the following items:

•	Unfavorable underwriting results in life products of $39 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Higher expenses of $35 million, net of income tax. Higher general expenses and the impact of revisions to certain liabilities in both periods contributed to the increase in other expenses.

•	Higher DAC amortization of $14 million, net of income tax, primarily resulting from growth in the business and revisions to management’s assumptions used to determine estimated gross profits and margins, partially offset by net investment losses in the current year.

•	Higher annuity benefits of $8 million, net of income tax, primarily due to higher costs of guaranteed annuity benefit riders and related hedging.

•	An increase in policyholder dividends of $3 million, net of income tax, due to growth in the business.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $133 million, or 4%, to $3,833 million for the three months ended September 30, 2007 from $3,700 million for the comparable 2006 period.

Premiums increased by $4 million due to growth in premiums from other life products of $16 million primarily driven by increased sales of term life business and an increase in premiums from immediate annuities of $7 million. These increases were partially offset by a $19 million decline in premiums associated with the Company’s closed block of business, in line with expectations.

Universal life and investment-type product policy fees combined with other revenues increased by $113 million due to a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income increased by $16 million. Net investment income from the general account portion of investment-type products increased by $37 million, while other businesses decreased by $21 million. Management attributes $10 million of this increase to an increase in yields, primarily due to an increase in securities lending results and higher mortgage pre-payment fees, partially offset by lower returns on other limited partnership interests and $6 million to growth in the average asset base across various investment types.

Expenses

Total expenses increased by $127 million, or 4%, to $3,312 million for the three months ended September 30, 2007 from $3,185 million for the comparable 2006 period.

Policyholder benefits and claims increased by $70 million. Unfavorable mortality in the life products, as well as revisions to policyholder benefits in the prior year, contributed $53 million to this increase. Included in this increase was $23 million of unfavorable mortality in the closed block and an $18 million reduction in the excess mortality liability on a specific block of life insurance policies that lapsed or otherwise changed. Additionally, higher costs of guaranteed annuity benefit riders and related hedging increased annuity benefits by $13 million. Commensurate with the increase in premiums discussed above, policyholder benefits and claims also increased by $4 million.

Interest credited to policyholder account balances decreased by $22 million. Interest credited on the general account portion of investment-type products decreased by $12 million, while other businesses decreased by $7 million. Of the $12 million decrease on the general account portion of investment-type products, management attributed $24 million to lower average policyholder account balances, partially offset by $12 million due to higher crediting rates. In addition, higher amortization of the excess interest reserves on acquired annuity and universal life blocks of business contributed $3 million to the decrease primarily from higher lapses in the current year.

Policyholder dividends increased by $4 million due to growth in the business.

Higher other expenses of $75 million include higher DAC amortization of $22 million resulting from business growth and revisions to management’s assumptions used to determine estimated gross profits and margins, partially offset by net investment losses in the current year. In addition, other expenses, excluding DAC amortization, increased by $53 million. Included in this increase were higher expenses of $52 million associated with business growth, information technology and other general expenses. Also contributing to the increase in other expenses was $1 million due to the impact of revisions to certain liabilities in the current and prior years, including a prior year reduction in pension and postretirement liabilities.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006 — Individual

Income from Continuing Operations

Income from continuing operations increased by $113 million, or 13%, to $1,009 million for the nine months ended September 30, 2007 from $896 million for the comparable 2006 period. Included in this increase was a decrease in net investment losses of $257 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $144 million from the comparable 2006 period.

The comparable decrease in income from continuing operations was driven by the following items:

•	Higher DAC amortization of $153 million, net of income tax, primarily resulting from business growth, lower net investment losses in the current year and revisions to management’s assumptions used to determine estimated gross profits and margins.

•	Higher expenses of $132 million, net of income tax. Higher general expenses, the impact of revisions to certain liabilities in both periods, and the write-off of a receivable from one of the Company’s joint venture partners contributed to the increase in other expenses.

•	An increase in the closed block-related policyholder dividend obligation of $75 million, net of income tax, which was driven by net investment gains.

•	Unfavorable underwriting results in life products of $64 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Higher annuity benefits of $18 million, net of income tax, primarily due to higher costs of guaranteed annuity benefit riders and related hedging.

•	An increase in policyholder dividends of $11 million, net of income tax, due to growth in the business.

•	An increase in interest credited to policyholder account balances of $3 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher fee income from separate account products of $223 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

•	Higher net investment income on blocks of business not driven by interest margins of $74 million, net of income tax, due to an increase in yields and growth in the average asset base.

•	An increase in interest margins of $14 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $4 million of this increase to the deferred annuity business and the remaining $10 million to other investment-type products. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

The change in effective tax rates between periods accounts for the remainder of the decrease in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $423 million, or 4%, to $11,577 million for the nine months ended September 30, 2007 from $11,154 million for the comparable 2006 period.

Premiums decreased by $7 million due to a decrease in immediate annuity premiums of $3 million, and a $64 million decline in premiums associated with the Company’s closed block of business, in line with expectations. These decreases were partially offset by growth in premiums from other life products of $60 million, primarily driven by increased sales of term life business.

Universal life and investment-type product policy fees combined with other revenues increased by $307 million due to a combination of growth in the business and improved overall market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income increased by $123 million. Net investment income from the general account portion of investment-type products increased by $87 million, while other businesses increased by $36 million. Management attributes $51 million of this increase to an increase in yields, primarily due to higher returns on other limited partnership interests. Additionally, management attributes $72 million to growth in the average asset base across various investment types.

Expenses

Total expenses increased by $645 million, or 7%, to $9,956 million for the nine months ended September 30, 2007 from $9,311 million for the comparable 2006 period.

Policyholder benefits and claims increased by $204 million primarily due to an increase in the closed block-related policyholder dividend obligation of $115 million which was primarily driven by net investment gains. Unfavorable mortality in the life products, as well as revisions to policyholder benefits in both periods, contributed $68 million to this increase. Included in this increase was $51 million of unfavorable mortality in the closed block and a prior year net increase of $15 million in the excess mortality liability on specific blocks of life insurance policies. Additionally, higher costs of guaranteed annuity benefit riders and related hedging increased annuity benefits by $28 million. Partially offsetting these increases, policyholder benefits and claims decreased by $7 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances decreased by $14 million. Interest credited on the general account portion of investment-type products decreased by $2 million, while other businesses decreased by $16 million. Of the $2 million decrease on the general account portion of investment-type products, management attributed $59 million to higher crediting rates, more than offset by $61 million due to lower average policyholder account balances. Partially offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $4 million primarily driven by lower lapses in the current year.

Policyholder dividends increased by $17 million due to growth in the business.

Higher other expenses of $438 million include higher DAC amortization of $235 million resulting from business growth, lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits and margins. In addition, other expenses, excluding DAC amortization, increased by $203 million. Included in this increase were higher expenses of $142 million associated with business growth, information technology, and other general expenses. Also contributing to the increase in other expenses was $37 million due to the impact of revisions to certain liabilities including pension and postretirement liabilities and policyholder liabilities in the prior year. Included in other expenses in the current year was $24 million associated with the write-off of a receivable from one of the Company’s joint venture partners.

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

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$751	$732	$2,205	$2,182
Net investment income	43	46	140	133
Other revenues	10	3	29	18
Net investment gains (losses)	—	(1)	12	(4)

Total revenues	804	780	2,386	2,329

Expenses
Policyholder benefits and claims	454	426	1,330	1,309
Policyholder dividends	2	1	3	3
Other expenses	204	209	610	621

Total expenses	660	636	1,943	1,933

Income before provision for income tax	144	144	443	396
Provision for income tax	35	38	112	100

Net income	$109	$106	$331	$296

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006 — Auto & Home

Net Income

Net income increased by $3 million, or 3%, to $109 million for the three months ended September 30, 2007 from $106 million for the comparable 2006 period.

The increase in net income was primarily attributable to an increase in premiums of $13 million, net of income tax. The increase in premiums was principally due to an increase of $11 million, net of income tax, related to increased exposures, an increase of $3 million, net of income tax, resulting from auto rate refunds in the third quarter of 2006 due to a regulatory examination and an increase of $2 million, net of income tax, from various voluntary and involuntary programs. Offsetting these increases was a $3 million, net of income tax, decrease related to a reduction in average earned premium per policy.

In addition, other revenues increased by $5 million, net of income tax, due primarily to slower than anticipated claims payments in the third quarter of 2006 resulting in slower recognition of deferred income in 2006 related to a reinsurance contract.

Negatively impacting net income were additional policyholder benefits and claims of $17 million, net of income tax, primarily due to $10 million, net of income tax, of losses due to higher claim frequencies, $5 million, net of income tax, of losses due to higher earned exposures, a $9 million, net of income tax, reduction in favorable development of prior year losses, a $3 million increase, net of income tax, in unallocated claims adjusting expenses and a $2 million, net of income tax, increase in losses due to changes in claims severity. Offsetting these increases was a $12 million, net of income tax, decrease in catastrophe losses, primarily due to favorable development of prior year catastrophe reserves.

In addition, an increase in policyholder dividends of $1 million, net of income tax, negatively impacted net income.

Also favorably impacting net income was a reduction of $3 million, net of income tax, in other expenses related to lower information technology costs, advertising costs and contingent commissions, partially offset by minor changes in a variety of expense categories.

In addition, net investment income decreased by $2 million, net of income tax, primarily due to a lower asset base partially offset by slightly higher yields. Net investment losses decreased by $1 million, net of income tax, for the three months ended September 30, 2007 compared to the 2006 period.

Revenues

Total revenues, excluding net investment gains (losses), increased by $23 million, or 3%, to $804 million for the three months ended September 30, 2007 from $781 million for the comparable 2006 period.

Premiums increased by $19 million due principally to a $17 million increase related to increased exposures, an increase of $5 million from auto rate refunds in the third quarter of 2006 resulting from a regulatory examination and an increase of $2 million in various voluntary and involuntary programs. Offsetting these increases was a $5 million decrease related to a reduction in average earned premium per policy.

Net investment income decreased by $3 million primarily due to a lower asset base partially offset by slightly higher yields. In addition, other revenues increased by $7 million due primarily to slower than anticipated claims payments in the third quarter of 2006 resulting in slower recognition of deferred income in 2006 related to a reinsurance contract.

Expenses

Total expenses increased by $24 million, or 4%, to $660 million for the three months ended September 30, 2007 from $636 million for the comparable 2006 period.

Policyholder benefits and claims increased by $28 million due primarily to an increase of $15 million related to higher claim frequencies, resulting from a return to normal weather patterns in 2007 compared to the milder weather in 2006 across the majority of the country, a $9 million increase related to higher earned exposures, a $14 million reduction in favorable development of prior year losses representing $28 million of favorable development for the third quarter of 2007 as compared to $42 million for the 2006 period, a $3 million increase in losses due to severity and a $5 million increase in unallocated claims adjusting expenses primarily resulting from an increase in claims-related information technology costs. Offsetting these increases was an $18 million decrease in catastrophe losses, primarily due to favorable development of prior year catastrophe reserves.

Other expenses decreased by $5 million primarily related to lower information technology costs, advertising costs and contingent commissions, partially offset by minor changes in a variety of expense categories. In addition, policyholder dividends increased by $1 million.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended September 30, 2007, although lower than the comparable period of 2006, as the combined ratio, excluding catastrophes, increased to 84.7% from 81.2% for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006 — Auto & Home

Net Income

Net income increased by $35 million, or 12%, to $331 million for the nine months ended September 30, 2007 from $296 million for the comparable 2006 period.

The increase in net income was primarily attributable to an increase in premiums of $15 million, net of income tax. The increase in premiums was principally due to an increase of $29 million, net of income tax, related to increased exposures and an increase of $5 million, net of income tax, from various voluntary and involuntary programs. Offsetting these increases was a $9 million, net of income tax, decrease related to a reduction in average earned premium per policy, a decrease of $5 million, net of income tax, resulting from auto rate refunds due to a regulatory examination and an increase in catastrophe reinsurance costs of $5 million, net of income tax.

In addition, other revenues increased by $8 million, net of income tax, due primarily to slower than anticipated claims payments in the third quarter of 2006 resulting in slower recognition of deferred income in 2006 related to a reinsurance contract.

Negatively impacting net income were additional policyholder benefits and claims of $13 million, net of income tax, primarily due to $30 million, net of income tax, of additional losses due to higher claim frequencies, additional losses due to higher earned exposures of $15 million, net of income tax, and a $5 million increase, net of income tax, in unallocated claims adjusting expenses. Offsetting these increases were a $15 million, net of income tax, reduction in favorable development of prior year losses, a $20 million, net of income tax, decrease in catastrophe losses, which included favorable development of prior year catastrophe reserves of $10 million, after income tax, and a $2 million, net of income tax, decrease in losses due to improved severity.

Also favorably impacting net income was a reduction of $7 million, net of income tax, in other expenses related to lower information technology and advertising costs.

In addition, net investment income increased by $4 million, net of income tax, due primarily to slightly higher yields partially offset by a lower asset base. Net investment gains (losses) increased by $14 million, net of income tax, for the nine months ended September 30, 2007 compared to the 2006 period.

Revenues

Total revenues, excluding net investment gains (losses), increased by $41 million, or 2%, to $2,374 million for the nine months ended September 30, 2007 from $2,333 million for the comparable 2006 period.

Premiums increased by $23 million due principally to a $45 million increase in premiums related to increased exposures and an increase of $6 million in various voluntary and involuntary programs. Offsetting these increases was a decrease in premiums of $8 million, resulting from auto rate refunds due to a regulatory examination, a $14 million decrease related to a reduction in average earned premium per policy and an increase in catastrophe reinsurance costs of $6 million.

Net investment income increased by $7 million primarily due to slightly higher yields partially offset by a slightly lower asset base.

In addition, other revenues increased by $11 million due primarily to slower than anticipated claims payments resulting in slower recognition of deferred income in 2006 related to a reinsurance contract.

Expenses

Total expenses increased by $10 million, or 1%, to $1,943 million for the nine months ended September 30, 2007 from $1,933 million for the comparable 2006 period.

Policyholder benefits and claims increased by $21 million which was primarily due to an increase of $45 million from higher claim frequencies, as a result of a return to normal weather patterns in 2007 compared to the milder weather in 2006 across the majority of the country, a $23 million increase in losses related to higher earned exposures and an increase of $8 million in unallocated loss adjustment expenses primarily resulting from an increase in claims-related information technology costs. Offsetting these increases in losses were $22 million of additional favorable development of prior year losses representing $110 million of favorable development for the first nine months of 2007 as compared to $88 million for the 2006 period, $3 million of lower losses related to improved severity and a decrease of $30 million in catastrophe losses, which includes $15 million of favorable loss development from prior year catastrophes.

Other expenses decreased by $11 million primarily related to lower information technology and advertising costs, partially offset by minor changes in a variety of expense categories.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the nine months ended September 30, 2007, although lower than the comparable period of 2006, as the combined ratio, excluding catastrophes, increased to 85.2% from 84.1% for the nine months ended September 30, 2006.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe, and Asia Pacific regions.

The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$780	$675	$2,272	$1,982
Universal life and investment-type product policy fees	238	205	715	583
Net investment income	369	265	890	691
Other revenues	5	8	21	16
Net investment gains (losses)	20	(15)	64	(4)

Total revenues	1,412	1,138	3,962	3,268

Expenses
Policyholder benefits and claims	689	658	1,920	1,711
Interest credited to policyholder account balances	110	75	269	212
Policyholder dividends	2	(4)	3	(1)
Other expenses	374	381	1,150	1,049

Total expenses	1,175	1,110	3,342	2,971

Income from continuing operations before provision for income tax	237	28	620	297
Provision for income tax	78	15	187	98

Income from continuing operations	159	13	433	199
Income (loss) from discontinued operations, net of income tax	44	(2)	(3)	17

Net income	$203	$11	$430	$216

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006 — International

Income from Continuing Operations

Income from continuing operations increased by $146 million to $159 million for the three months ended September 30, 2007 from $13 million for the comparable 2006 period. This increase includes the impact of net investment gains of $26 million, net of income tax.

Excluding the impact of net investment gains (losses), income from continuing operations increased by $120 million from the comparable 2006 period.

Income from continuing operations increased in:

•	Mexico by $86 million, net of income tax, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on invested assets supporting those liabilities relative to the prior year, the unfavorable impact in the prior year of an adjustment to experience refunds in the institutional business, lower DAC amortization in the current year resulting from management’s update of assumptions used to determine estimated gross profits, as well as growth in its universal life business, offset by lower fees primarily due to management’s update of assumptions used to determine estimated gross profits.

•	The home office by $13 million, net of income tax, primarily due to incurred start-up expenses in Ireland in the prior year of which $5 million, net of income tax, as discussed below, the elimination of certain intercompany expenses previously charged to the international segment, as well as a $7 million decrease in contingent tax expenses, offset by higher economic capital charges and investment expenses of $6 million, net of income tax.

•	Argentina by $10 million, net of income tax, primarily due to the reduction of claim liabilities from an experience review partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation. Argentina also benefited, in both the current and prior years, from the utilization of tax loss carryforwards against which valuation allowances had previously been established.

•	South Korea by $9 million, net of income tax, primarily due to business growth, lower DAC amortization in the variable universal life business due to favorable market performance and a lower increase in claim liabilities.

•	Brazil by $9 million, net of income tax, primarily due to the unfavorable impact of an increase in litigation liabilities in the prior year, the unfavorable impact of the reversal of a tax credit in the prior year, as well as business growth.

•	Chile by $4 million, net of income tax, primarily due to continued growth of the in-force business and higher returns on inflation indexed securities.

•	Japan by $2 million, net of income tax, due to improved hedge results and business growth, partially offset by the impact of foreign currency transaction losses.

•	Hong Kong by $1 million, net of income tax, due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

Partially offsetting these increases in income from continuing operations were decreases in:

•	Ireland by $12 million, net of income tax, due to higher start-up expenses and currency transaction losses, partially offset by higher investment income resulting from higher invested assets from a capital contribution in the first quarter of 2007.

•	Taiwan by $4 million, net of income tax, primarily due to the favorable impact of liability refinements in the prior year, as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006. Australia’s income from continuing operations decreased by $2 million, net of income tax, primarily due to business growth and changes in foreign currency exchange rates.

•	India by $2 million, net of income tax, primarily due to growth initiatives.

The remainder of the change in income from continuing operations can be attributed to contributions from the other countries.

Changes in foreign currency exchange rates account for a $2 million, net of income tax, increase in income from continuing operations, excluding net investment gains (losses).

Revenues

Total revenues, excluding net investment gains (losses), increased by $239 million, or 21%, to $1,392 million for the three months ended September 30, 2007 from $1,153 million for the comparable 2006 period.

Premiums, fees and other revenues increased by $135 million, or 15%, to $1,023 million for the three months ended September 30, 2007 from $888 million for the comparable 2006 period.

Premiums, fees and other revenues increased in:

•	Chile by $44 million due to higher annuity sales resulting from a higher interest rate environment and improved competitive conditions, as well as from higher traditional institutional premiums.

•	Hong Kong by $47 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Mexico by $21 million, primarily due to growth in its universal life business, as well as the adverse impact in the prior year of an adjustment for experience refunds on Mexico’s institutional business, offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits.

•	South Korea by $15 million, primarily due to higher fees from growth in its guaranteed annuity business as well as changes in foreign currency exchange rates.

•	The Company’s Japan operation by $8 million due to an increase in reinsurance assumed.

•	Brazil by $8 million primarily due to changes in foreign currency exchange rates.

•	Australia by $4 million primarily due to changes in foreign currency exchange rates and business growth, partially offset by the collection of premiums in the prior year that had been previously written off.

Partially offsetting these increases in premiums, fees and other revenues were decreases in:

•	The United Kingdom by $18 million primarily due to an unearned premium calculation refinement.

•	Argentina by $2 million due to the reduction of cost of insurance fees as a result of the new pension system reform regulation, partially offset by an increase in premiums and fees related to bancassurance and higher pension contributions resulting from higher participant salaries and a higher salary threshold subject to fees.

The remainder of the increase is due to business growth in other countries.

Net investment income increased by $104 million, or 39%, to $369 million for the three months ended September 30, 2007 from $265 million for the comparable 2006 period.

Net investment income increased in:

•	Chile by $48 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates.

•	Hong Kong by $35 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Mexico and South Korea by $14 million and $5 million, respectively, primarily due to increases in invested assets.

•	Ireland by $3 million due to an increase in invested assets resulting from a capital contribution in the first quarter of 2007.

•	Australia by $3 million primarily due to increases in invested assets.

Partially offsetting these increases in net investment income were decreases in:

•	The Company’s investment in Japan which decreased by $17 million, primarily due to an increase in the costs of guaranteed annuity benefits, as well as the impact of foreign currency transaction losses. The decrease was offset by the results of hedging activities associated with Japan’s guaranteed annuity benefits of $22 million.

•	The home office by $9 million primarily due to an increase in the amount charged for economic capital and investment management expenses.

•	Argentina by $7 million primarily due to unfavorable results in the trading portfolio.

The remainder of the net increase is due to business growth in other countries.

Changes in foreign currency exchange rates account for a $33 million increase in total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $65 million, or 6%, to $1,175 million for the three months ended September 30, 2007 from $1,110 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $72 million, or 10%, to $801 million for the three months ended September 30, 2007 from $729 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile’s by $86 million primarily due to growth in its annuity and institutional businesses, as well as an increase in inflation indexed policyholder liabilities.

•	Hong Kong by $74 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Taiwan by $23 million primarily due to a decrease of $14 million in the prior year from liability refinements associated with the conversion to a new valuation system, as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006.

•	Australia by $4 million, primarily due to changes in foreign currency exchange rates and business growth.

•	Brazil by $1 million due to changes in foreign currency exchange rates offset by a liability decrease due to an experience review.

Partially offsetting these increases, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased in:

•	Mexico by $86 million due to a decrease in certain policyholder liabilities of $95 million caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, offset by an increase of $8 million in interest credited to policyholder account balances commensurate with the growth in revenue discussed above.

•	Argentina by $21 million primarily due to a reduction of claim liabilities from an experience review, as well as a decrease in interest and market indexed policyholder liabilities.

•	The United Kingdom by $9 million, due primarily to a reduction of claim liabilities based on a review of experience.

•	South Korea by $2 million due to a lower increase in claim liabilities resulting from a change in the reinsurance allowance in the prior year, offset by changes in foreign currency exchange rates.

The remainder of the net increase is due to increases in policyholder benefits and claims in other countries.

Other expenses decreased by $7 million, or 2%, to $374 million for the three months ended September 30, 2007 from $381 million for the comparable 2006 period.

Other expenses decreased in:

•	The home office by $22 million resulting from incurred start-up expenses in Ireland in the prior year of which $7 million as discussed below, as well as the elimination of certain intercompany expenses previously charged to the International segment.

•	Taiwan by $13 million primarily due to higher DAC amortization in the prior year associated with the implementation of a new valuation system, as well as expense reductions due to elimination of the agency force.

•	Mexico by $12 million primarily due to lower DAC amortization in the current year resulting from management’s update of assumptions used to determine estimated gross profits and the impact of the litigation liabilities in the prior year, partially offset by higher expenses related to business growth.

•	The United Kingdom by $8 million primarily due to lower DAC amortization resulting from calculation refinements.

Offsetting these decreases, other expenses increased in:

•	Ireland by $17 million due to higher start-up costs, as well as $6 million of foreign currency transaction losses.

•	South Korea by $8 million, primarily due to additional spending on growth and infrastructure initiatives, as well as business growth, offset by a decrease in DAC amortization related to market performance.

•	Hong Kong by $7 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Australia by $7 million primarily due to business growth and changes in foreign currency exchange rates.

•	India by $4 million primarily due to growth initiatives.

•	Chile by $2 million primarily due to business growth.

•	Argentina by $2 million due to business growth offset by lower labor claims.

•	Brazil by $1 million primarily due to changes in foreign currency exchange rates, partially offset by an increase in litigation liabilities in the prior year.

The remainder of the net increase is due to business growth in other countries.

Changes in foreign currency exchange rates account for a $31 million increase in total expenses.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006 — International

Income from Continuing Operations

Income from continuing operations increased by $234 million, or 118%, to $433 million for the nine months ended September 30, 2007 from $199 million for the comparable 2006 period. This increase includes the impact of net investment gains of $47 million, net of income tax.

Excluding the impact of net investment gains (losses), income from continuing operations increased by $187 million from the comparable 2006 period.

Income from continuing operations increased in:

•	Mexico by $65 million, net of income tax, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on invested assets supporting those liabilities relative to the prior year, the favorable impact of experience refunds during the first quarter of 2007 in its institutional business, as well as the adverse impact in the prior year of an adjustment for experience refunds in its institutional business, a year over year decrease in DAC amortization as a result of management’s update of assumptions used to determine estimated gross profits in both the current and prior years, as well as growth in its institutional and universal life businesses, offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits, as well as the favorable impact in the prior year associated with a large group policy that was not renewed by the policyholder.

•	Argentina by $47 million, net of income tax, due to the reduction of claim liabilities as a result of an experience review, higher premiums primarily due to higher pension contributions attributable to higher participant salaries, higher net investment income resulting from capital contributions in the prior year, as well as trading portfolio income, and a smaller increase in market indexed policyholder liabilities without a corresponding decrease in net investment income, partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation. Argentina also benefited, in both the current and prior years, from the utilization of tax loss carryforwards against which valuation allowances had previously been established.

•	Brazil by $35 million, net of income tax, due to the unfavorable impact of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business and an increase in litigation liabilities in the prior year, the unfavorable impact of the reversal of a tax credit in the prior year, as well as growth of the in-force business.

•	South Korea by $30 million, net of income tax, due to continued growth in its variable universal life business, lower DAC amortization in the variable universal life business due to favorable market performance and a lower increase in claim liabilities.

•	Japan by $15 million, net of income tax, due to improved hedge results and business growth, partially offset by the impact of foreign currency transaction losses.

•	Chile by $8 million, net of income tax, primarily due to continued growth of the in-force business and higher returns on inflation indexed securities.

•	Hong Kong by $5 million, net of income tax, due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	The home office by $5 million, net of income tax, primarily due to the incurred start-up expenses in Ireland in the prior year of which $9 million, net of income tax, as discussed below, the elimination of certain intercompany expenses previously charged to the International segment and a tax benefit associated with a prior year income tax expense of $7 million related to a revision of an estimate, offset by higher economic capital charges and investment expenses of $14 million, net of income tax, as well as a $3 million increase in contingent tax expenses in the current year.

•	The United Kingdom by $2 million, net of income tax, due to a reduction of claim liabilities resulting from an experience review, offset by an unearned premium calculation refinement.

•	Australia by $1 million, net of income tax, primarily due to continued growth of the in-force business and changes in foreign currency exchange rates.

Partially offsetting these increases, income from continuing operations decreased in:

•	Ireland by $17 million, net of income tax, due to higher start-up expenses and currency transaction losses, partially offset by higher investment income resulting from higher invested assets from a capital contribution in first quarter of 2007, as well as the utilization of net operating losses for which a valuation allowance had been previously established.

•	Taiwan by $8 million, net of income tax, primarily due to the favorable impact of liability refinements in the prior year, as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006.

•	India’s income from continuing operations decreased by $3 million, net of income tax, primarily due to headcount increases and growth initiatives, as well as the impact of valuation allowances established against losses in both years.

The remainder of the change in income from continuing operations can be attributed to contributions from the other countries.

Changes in foreign currency exchange rates account for a $2 million increase in income from continuing operations, excluding net investment gains (losses).

Revenues

Total revenues, excluding net investment gains (losses), increased by $626 million, or 19%, to $3,898 million for the nine months ended September 30, 2007 from $3,272 million for the comparable 2006 period.

Premiums, fees and other revenues increased by $427 million, or 17%, to $3,008 million for the nine months ended September 30, 2007 from $2,581 million for the comparable 2006 period.

Premiums, fees and other revenues increased in:

•	Mexico by $135 million primarily due to higher fees and growth in its institutional and universal life businesses, a decrease of $13 million in experience refunds during the first quarter of 2007 on Mexico’s institutional business, as well as the adverse impact in the prior year of an adjustment for experience refunds on Mexico’s institutional business. These increases were offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits.

•	Chile by $72 million primarily due to higher annuity sales resulting from a higher interest rate environment and improved competitive conditions, higher institutional premiums from its traditional and bank distribution channels, as well as the adverse impact in the prior year of management’s decision not to match aggressive pricing in the marketplace.

•	South Korea by $67 million primarily due to higher fees and growth in its guaranteed annuity business, as well as its variable universal life business.

•	Hong Kong by $54 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation, as well as business growth.

•	Brazil by $23 million primarily due to changes in foreign currency exchange rates and business growth.

•	The Company’s Japan operation by $23 million due to an increase in reinsurance.

•	Australia by $21 million as a result of growth in the institutional and reinsurance business in-force and changes in the foreign currency exchange rates, partially offset by the collection of premiums in the prior year that had been previously written off.

•	Argentina by $19 million primarily due to an increase in premiums and fees related to bancassurance and higher pension contributions resulting from higher participant salaries and a higher salary threshold subject to fees, offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation.

•	Taiwan and India by $13 million and $9 million, respectively, primarily due to business growth.

Partially offsetting these increases, premiums, fees and other revenues decreased in:

•	The United Kingdom by $6 million due to an unearned premium calculation refinement.

Decreases in other countries account for the remainder of the change.

Net investment income increased by $199 million, or 29%, to $890 million for the nine months ended September 30, 2007 from $691 million for the comparable 2006 period.

Net investment income increased in:

•	Chile by $72 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets.

•	Hong Kong by $37 million primarily due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Mexico by $34 million due to an increase in invested assets, partially offset by a decrease in yields, exclusive of inflation.

•	Argentina by $15 million primarily due to higher invested assets resulting from capital contributions in the prior year, offset by unfavorable results in the trading portfolio. Additionally, net investment income in Argentina did not decrease correspondingly with the decrease in policyholder benefits and claims discussed below because the prior year did not include interest and inflation indexed assets to support such liabilities.

•	South Korea, Brazil, Australia and Taiwan by $18 million, $8 million, $6 million and $4 million, respectively, primarily due to increases in invested assets.

•	Ireland by $6 million due to an increase in invested assets resulting from a capital contribution in the first quarter of 2007.

•	India by $3 million due to an increase in invested assets, as well as higher yields.

Partially offsetting these increases in net investment income was a decrease in:

•	The home office of $20 million primarily due to an increase in the amount charged for economic capital and investment management expenses.

•	The Company’s investment in Japan which decreased by $19 million primarily due an increase in the costs of guaranteed annuity benefits, as well as the impact of foreign currency transaction losses. The decrease was partially offset by business growth and from hedging activities associated with Japan’s guaranteed annuity benefits of $30 million.

Increases in other countries resulting from business growth accounted for the remainder of the net increase.

Changes in foreign currency exchange rates accounted for a $59 million increase in total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $371 million, or 12%, to $3,342 million for the nine months ended September 30, 2007 from $2,971 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $270 million, or 14%, to $2,192 million for the nine months ended September 30, 2007 from $1,922 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile by $129 million due to growth in its annuity and institutional businesses, as well as an increase in inflation indexed policyholder liabilities.

•	Hong Kong by $80 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Taiwan by $42 million primarily due to a decrease of $14 million in the prior year from liability refinements associated with the conversion to a new valuation system, as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006 and growth in business.

•	Mexico by $39 million, primarily due to an increase in policyholder benefits and claims of $35 million and in interest credited to policyholder account balances of $23 million commensurate with the growth in revenue discussed above, an increase of $10 million due to a decrease in the prior year of policyholder benefits associated with a large group policy that was not renewed by the policyholder, offset by decrease in certain policyholder liabilities of $29 million caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year.

•	South Korea by $21 million primarily due to business growth, as well as changes in foreign currency exchange rates, partially offset by a lower increase in claims liabilities resulting from a change in the reinsurance allowance in the prior year.

•	Australia by $12 million, due to business growth and changes in foreign currency exchange rates.

•	India by $4 million due to higher claims, as well as business growth.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Brazil of $21 million primarily due to the impact in the prior year of increases in policyholder liabilities from higher than expected mortality on specific blocks of business, partially offset by changes in foreign currency exchange rates.

•	Argentina by $26 million primarily due to a reduction of claim liabilities resulting from an experience review, as well as a decrease in interest and market indexed policyholder liabilities and favorable claim experience, partially offset by the business growth discussed above.

•	The United Kingdom by $8 million, due to a reduction of claim liabilities based on a review of experience.

Decreases in other countries accounted for the remainder of the change.

Other expenses increased by $101 million, or 10%, to $1,150 million for the nine months ended September 30, 2007 from $1,049 million for the comparable 2006 period.

Other expenses increased in:

•	Ireland by $33 million due to additional start-up costs, as well as $6 million of foreign currency transaction losses.

•	Mexico by $30 million primarily due to higher expenses related to business growth, offset by a decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years and a lower increase in litigation liabilities.

•	South Korea by $21 million, primarily due to additional expenses associated with growth and infrastructure initiatives, as well as business growth and higher bank insurance fees, partially offset by a decrease in DAC amortization related to market performance.

•	Australia by $14 million primarily due to business growth and changes in foreign currency exchange rates.

•	Argentina by $12 million, primarily due to an increase in commissions on institutional business, partially offset by a decrease in liabilities due to inflation and exchange rate indexing, as well as lower labor claims.

•	India by $11 million primarily due to headcount increases and growth initiatives.

•	Chile by $6 million primarily due to business growth.

•	Hong Kong by $5 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Brazil by $5 million primarily due to changes in foreign currency exchange rates, partially offset by an increase in litigation liabilities in the prior year.

Partially offsetting these increases in other expenses were decreases in:

•	The home office of $25 million resulting from incurred start-up expenses in Ireland in the prior year of which $14 million as discussed above, as well as the elimination of certain intercompany expenses previously charged to the International Segment.

•	Taiwan by $13 million primarily due to higher DAC amortization in the prior year associated with the implementation of a new valuation system, as well as expense reductions due to elimination of the agency force.

•	The United Kingdom by $1 million due to lower DAC amortization resulting from calculation refinements, offset by higher spending on business initiatives.

Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates accounted for a $57 million increase in total expenses.

Reinsurance

The Company’s Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated (“RGA”), a publicly traded company. At September 30, 2007, the Company’s ownership in RGA was 52%. RGA’s operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$1,228	$1,076	$3,562	$3,147
Net investment income	181	171	653	501
Other revenues	23	19	60	47
Net investment gains (losses)	(61)	3	(81)	(4)

Total revenues	1,371	1,269	4,194	3,691

Expenses
Policyholder benefits and claims	1,006	849	2,887	2,533
Interest credited to policyholder account balances	35	46	217	157
Other expenses	274	326	928	872

Total expenses	1,315	1,221	4,032	3,562

Income before provision for income tax	56	48	162	129
Provision for income tax	19	18	57	46

Net income	$37	$30	$105	$83

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006 — Reinsurance

Net Income

Net income increased by $7 million, or 23%, to $37 million for the three months ended September 30, 2007 from $30 million for the comparable 2006 period.

The increase in net income was attributable primarily to a 6% increase in net investment income while interest credited to policyholder account balances decreased by 24%, and a 21% increase in other revenues. The increase in net investment income, net of interest credited to policyholder account balances, added $14 million to net income which was due primarily to growth in the invested asset base. The increase in the invested asset base and net investment income, net of interest credited to policyholder account balances, was substantially derived from positive operating cash flows, additional policyholder account balances and the issuance by RGA of $300 million senior notes in March 2007. The decrease in other expenses added $34 million to net income and was primarily related to reduced DAC amortization associated with the change in the value of embedded derivatives as a result of the impact of widening credit spreads in the U.S. debt markets. The decrease in amortization expense was more than offset by the decline in the fair value of the embedded derivative which is reflected in net investment gains (losses). The increase in other revenues added $2 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2007. The remaining $2 million is related to a change in the effective tax rate.

These increases in net income were partially offset by a $42 million net investment loss, and a $3 million decrease in premiums, net of policyholder benefits and claims, all net of income tax. The decrease in net investment income was primarily related to a $53 million decline in the fair value of embedded derivatives associated with treaties written on a funds withheld at interest basis. The decrease in premiums, net of the increase in policyholder benefits and claims, was primarily due to adverse mortality experience in RGA’s Europe and South Africa operations in the current year, as well as favorable mortality experience in RGA’s Asia Pacific operations in the prior year, partially offset by improved mortality experience in RGA’s Canada operations. Policyholder benefits and claims as a percentage of premiums were 82% and 79% in the current and prior years, respectively.

Revenues

Total revenues, excluding net investment gains (losses), increased by $166 million, or 13%, to $1,432 million for the three months ended September 30, 2007 from $1,266 million for the comparable 2006 period.

The increase in revenues was primarily associated with growth in premiums of $152 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA’s operating segments, including Asia Pacific, which contributed $62 million; the U.S., which contributed $44 million; Europe and South Africa, which contributed $25 million, and Canada, which contributed $21 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income increased by $10 million, primarily due to a larger invested asset base from net proceeds from the aforementioned $300 million senior notes offering in March 2007, additional deposits associated with the coinsurance of annuity products, positive cash flows from operations, and a realignment of economic capital. The effective yield also increased slightly over the comparable period on the general account portfolio. These increases were somewhat offset by a decrease in the net investment income related to a reduction in investment yields relative to the comparable period related to market performance on funds withheld portfolios associated with the reinsurance of equity indexed annuity products.

Other revenues increased by $4 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $37 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $94 million, or 8%, to $1,315 million for the three months ended September 30, 2007 from $1,221 million for the comparable 2006 period.

This increase in total expenses was primarily attributable to an increase of $157 million in policyholder benefits and claims, primarily associated with growth in insurance in-force of $255 billion, partially offset by a decrease of $11 million in interest credited to policyholder account balances due to the aforementioned reduction in investment yields related to market performance on funds withheld portfolios associated with the reinsurance of equity indexed annuity products. In addition to the in-force growth, adverse mortality experience in RGA’s Europe and South Africa operations in the current year, as well as favorable mortality experience in the prior year in Asia Pacific operations added to the increase in policyholder benefits and claims. These increases were partially offset by improved mortality experience in RGA’s Canada operations.

Other expenses decreased by $52 million due to a $54 million decrease in expenses associated with DAC, including reinsurance allowances paid, and a $5 million decrease in total interest expense primarily due to a $9 million reduction in interest expense associated with the implementation of FIN 48, partially offset by interest expense associated with a $300 million senior notes offering by RGA, and a $1 million decrease in minority interest expense. Included in the $54 million decrease in expenses associated with DAC is a $42 million reduction of DAC amortization due to the change in the value of embedded derivatives associated with modified coinsurance arrangements as a result of the impact of widening credit spreads in the U.S. debt markets. These decreases were partially offset by an increase in expenses of $8 million, primarily associated with compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations.

Additionally, a component of the increase in total expenses, was a $35 million increase associated with foreign currency exchange rate movements.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006 — Reinsurance

Net Income

Net income increased by $22 million, or 27%, to $105 million for the nine months ended September 30, 2007 from $83 million for the comparable 2006 period.

The increase in net income was attributable to a 13% increase in premiums while policyholder benefits and claims increased by 14%, a 30% increase in net investment income while interest credited to policyholder benefits and claims increased by 38%, and a 28% increase in other revenues. The increase in premiums, net of the increase in policyholder benefits and claims, added $40 million to net income, which was primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. Policyholder benefits and claims as a percentage of premiums were 81% and are comparable to the prior year. The increase in net investment income, net of interest credited to policyholder account balances, added $60 million to net income and was due primarily to growth in the invested asset base. The increases in invested assets and net investment income, net of interest credited to policyholder account balances were substantially derived from the issuance of notes, which also increased interest expense within other expenses as described below. Additionally, positive operating cash flows and additional policyholder account balances contributed to the growth in the invested asset base. The increase in other revenues added $8 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2007.

These increases in net income were partially offset by a $36 million increase in other expenses and a $50 million increase in net investment losses, all net of income tax. The increase in net investment loss was primarily due to a decrease in the fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis. The increase in other expenses was primarily related to expenses associated with DAC, including reinsurance allowances paid, interest expense associated with the issuance of $850 million 30-year notes in June 2006 by a subsidiary of RGA to provide long-term collateral for Regulation A-XXX statutory reserves, and RGA’s issuance of $300 million senior notes in March 2007, minority interest expense, and compensation and overhead-related expenses associated with RGA’s international expansion.

Revenues

Total revenues, excluding net investment gains (losses), increased by $580 million, or 16%, to $4,275 million for the nine months ended September 30, 2007 from $3,695 million for the comparable 2006 period.

The increase in revenues was primarily associated with growth in premiums of $415 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $158 million; Asia Pacific, which contributed $140 million; Europe and South Africa, which contributed $66 million; and Canada, which contributed $51 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income increased by $152 million primarily due to improved investment performance associated with the reinsurance of equity indexed annuity products. This increase in investment income was substantially offset by a corresponding increase in interest credited to policyholder account balances with minimal effect on net income. Net investment income also increased as a result of growth in the invested asset base from net proceeds from the aforementioned $850 million 30-year notes offering by a subsidiary of RGA in June 2006, additional deposits associated with the coinsurance of annuity products, positive cash flows from operations, a realignment of economic capital, and net proceeds from RGA’s $300 million senior notes offering in March 2007. The investment yield also increased slightly over the comparable prior year.

Other revenues increased by $13 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $72 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $470 million, or 13%, to $4,032 million for the nine months ended September 30, 2007 from $3,562 million for the comparable 2006 period.

This increase in total expenses was primarily attributable to an increase of $354 million in policyholder benefits and claims, primarily associated with a growth in insurance in-force of $255 billion, and an increase of $60 million in interest credited to policyholder account balances. This increase in interest credited to policyholder account balances was more than offset by an increase in net investment income. In addition to the in-force growth, favorable mortality in the prior year in the Asia Pacific operations added to the increase in policyholder benefits and claims.

Other expenses increased by $56 million, or 6%, due to a $33 million increase in interest expense associated with the aforementioned $850 million 30-year notes offering by a subsidiary of RGA in June 2006, the $300 million senior notes offering by RGA in March 2007, and an $18 million increase in minority interest expense, partially offset by a decrease of $17 million in expenses associated with DAC, including reinsurance allowances paid. Included in the $17 million decrease in expenses associated with DAC was a $40 million reduction of DAC amortization due to the change in the value of embedded derivatives associated with modified coinsurance arrangements as a result of the impact of widening credit spreads in the U.S. debt markets. The remaining increase of $22 million was primarily due to compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations, including equity compensation expense.

Additionally, a component of the increase in total expenses, was a $69 million increase associated with foreign currency exchange rate movements.

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

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

Revenues
Premiums	$6	$7	$22	$26
Universal life and investment-type product policy fees	—	—	—	—
Net investment income	375	193	1,102	758
Other revenues	1	12	56	25
Net investment gains (losses)	9	(39)	53	(155)

Total revenues	391	173	1,233	654

Expenses
Policyholder benefits and claims	11	13	33	33
Interest credited to policyholder account balances	—	—	—	—
Other expenses	341	321	987	974

Total expenses	352	334	1,020	1,007

Income (loss) from continuing operations before provision (benefit) for income tax	39	(161)	213	(353)
Provision (benefit) for income tax	(41)	(145)	(91)	(295)

Income (loss) from continuing operations	80	(16)	304	(58)
Income (loss) from discontinued operations, net of income tax	(9)	15	30	72

Net income (loss)	71	(1)	334	14
Preferred stock dividends	34	34	102	100

Net income (loss) available to common shareholders	$37	$(35)	$232	$(86)

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006 — Corporate & Other

Income from Continuing Operations

Income from continuing operations increased by $96 million, to a gain of $80 million for the three months ended September 30, 2007 from a loss of $16 million for the comparable 2006 period. Included in this increase were lower net investment losses of $31 million, net of income tax, resulting in a net investment gain. Excluding the impact of net investment gains (losses), income from continuing operations increased by $65 million.

The increase in income from continuing operations was primarily attributable to higher net investment income, lower corporate support expenses, and integration costs incurred only in the prior year of $117 million, $20 million and $5 million, respectively, each of which were net of income tax. This was partially offset by higher interest expense on debt, lower other revenues, higher interest on tax contingencies and higher legal costs of $29 million,

$7 million, $5 million and $4 million, respectively, each of which were net of income tax. Tax benefits decreased by $35 million over the comparable 2006 period due to the difference of finalizing the Company’s 2006 tax return in 2007 when compared to finalizing the Company’s 2005 tax return in 2006 and the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $170 million, or 80%, to $382 million for the three months ended September 30, 2007 from $212 million for the comparable 2006 period. This increase was primarily due to increased net investment income of $182 million on fixed maturity securities mainly from a higher asset base related to the reinvestment of proceeds from the sale of the Peter Cooper Village and Stuyvesant Town properties during the fourth quarter of 2006 and the issuance of a collateral financing arrangement to support Regulation A-XXX statutory reserves in May 2007, and from improved yields related to an improved long-term yield curve. Net investment income also increased on real estate, real estate joint ventures, and other limited partnership interests. Other revenues decreased by $11 million primarily related to an adjustment of surrender values on corporate-owned life insurance policies. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $18 million, or 5%, to $352 million for the three months ended September 30, 2007 from $334 million for the comparable 2006 period. Interest expense was higher by $44 million due to the issuance of junior subordinated debt in December 2006 and a collateral financing arrangement to support Regulation A-XXX statutory reserves in May 2007, partially offset by the maturity of senior notes in December 2006 and reduced issuance of commercial paper. Interest on tax contingencies was higher by $7 million as a result of an increase in published Internal Revenue Service (“IRS”) interest rates and a change in the method of estimating interest expense on tax contingencies associated with the Company’s implementation of FIN 48. Legal costs were higher by $7 million primarily due to amortization and valuation of an asbestos insurance recoverable of $5 million, a reduction in the prior year of a previously established legal liability of $3 million, and lower other legal costs of $1 million. Corporate support expenses, which included advertising, start-up costs for new products and information technology costs, were lower by $29 million, and integration costs which were incurred in the comparable 2006 period were lower by $8 million. Also included as a component of total expenses was the elimination of intersegment amounts which was offset within total revenues.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006 — Corporate & Other

Income from Continuing Operations

Income from continuing operations increased by $362 million, to a gain of $304 million for the nine months ended September 30, 2007 from a loss of $58 million for the comparable 2006 period. Included in this increase were lower net investment losses of $135 million, net of income tax, resulting in a net investment gain. Excluding the impact of net investment gains (losses), income from continuing operations increased by $227 million.

The increase in income from continuing operations was primarily attributable to higher net investment income, lower corporate support expenses, higher other revenues, integration costs incurred in the prior year and lower legal costs of $223 million, $27 million, $20 million, $16 million and $15 million, respectively, each of which was net of income tax. This was partially offset by higher interest expense on debt, interest on tax contingencies, and interest credited to bankholder deposits of $45 million, $17 million and $5 million, respectively, each of which was net of income tax. Tax benefits decreased by $7 million over the comparable 2006 period due to the difference of finalizing the Company’s 2006 tax return in 2007 when compared to finalizing the Company’s 2005 tax return in 2006 and the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $371 million, or 46%, to $1,180 million for the nine months ended September 30, 2007 from $809 million for the comparable 2006 period. This increase was primarily due to increased net investment income of $344 million on fixed maturity securities mainly from a higher asset base related to the reinvestment of proceeds from the sale of the Peter Cooper Village and Stuyvesant Town properties during the fourth quarter of 2006 and the issuance of a collateral financing arrangement to support Regulation A-XXX statutory reserves in May 2007, and from improved yields related to an improved long-term yield curve. Net investment income also increased on real estate, real estate joint ventures, and other limited partnership interests. Other revenues increased by $31 million primarily related to the resolution of an indemnification claim associated with the 2000 acquisition of General American, offset by an adjustment of surrender values on corporate-owned life insurance policies. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $13 million, or 1%, to $1,020 million for the nine months ended September 30, 2007 from $1,007 million for the comparable 2006 period. Interest expense was higher by $68 million due to the issuance of junior subordinated debt in December 2006 and a collateral financing arrangement to support Regulation A-XXX statutory reserves in May 2007, partially offset by the maturity of senior notes in December 2006 and reduced issuance of commercial paper. Interest on tax contingencies was higher by $25 million as a result of an increase in published IRS interest rates and a change in the method of estimating interest expense on tax contingencies associated with the Company’s implementation of FIN 48. As a result of higher interest rates, interest credited to bankholder deposits increased by $8 million at MetLife Bank. Legal costs were lower by $23 million primarily due to a reduction in the current year of $35 million of legal liabilities resulting from the settlement of certain cases, lower other legal costs of $2 million partially offset by higher amortization and valuation of an asbestos insurance recoverable of $14 million. Integration costs which were incurred in the comparable 2006 period were lower by $24 million and corporate support expenses, which included advertising, start-up costs for new products and information technology costs, were lower by $41 million. Also included as a component of total expenses was the elimination of intersegment amounts which was offset within total revenues.

Liquidity and Capital Resources

The Company

Capital

RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit further regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of the Holding Company’s domestic insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels calculated at December 31, 2006.

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

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $9.0 billion and $7.7 billion at September 30, 2007 and December 31, 2006, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending activities. At September 30, 2007 and December 31, 2006, the Company had $191.4 billion and $186.5 billion in liquid assets, respectively.

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

At September 30, 2007 and December 31, 2006, the Company had outstanding $1.9 billion and $1.4 billion in short-term debt, respectively, and $12.6 billion and $10.0 billion in long-term debt, respectively. At both September 30, 2007 and December 31, 2006, the Company had outstanding $3.8 billion in junior subordinated debt and $279 million and $278 million, respectively, in shares subject to mandatory redemption.

Debt Issuances.  In May 2007, MetLife Reinsurance Company of South Carolina (“MRSC”), a subsidiary, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution (the “Lender”) that provides up to $3.5 billion of Regulation A-XXX statutory reserve support for MRSC to be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, the Company entered into a total return swap with the Lender under which MetLife, Inc. is entitled to the total return on the investment portfolio held by a trust (the “Trust”) established in connection with this financing arrangement in exchange for the payment of a stated rate of return to the Lender of LIBOR plus 70 basis points. The Company may also be required to make payments to the Lender related to any decline in the market value of the assets held by the Trust, as well as amounts outstanding upon maturity or early termination of the Trust. The Trust holding the investment portfolio is considered to be a variable interest entity (“VIE”) and the Company is deemed to be the primary beneficiary in the Trust thus requiring consolidation in the Company’s financial statements. The assets of the Trust have been recorded as fixed maturity investments and cash and cash equivalents. The consolidated statements of income report the investment return on the assets within the Trust as investment income and the cost of the financing arrangement is reflected in interest expense. At September 30, 2007, $2.3 billion had been drawn upon under the financing arrangement and is included in long-term debt.

In March 2007, RGA issued $300 million of 10-year senior notes with a fixed rate of 5.625%, payable semiannually. RGA used $50 million of the net proceeds of the offering to repay existing debt during the nine months ended September 30, 2007.

MetLife Bank has entered into several repurchase agreements with the Federal Home Loan Bank of New York (the “FHLB of NY”) whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that, upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. During the nine months ended September 30, 2007, MetLife Bank received advances totaling $190 million from the FHLB of NY, which were included in long-term debt. MetLife Bank also made repayments of $175 million to the FHLB of NY during the nine months ended September 30, 2007. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $1.0 billion and $998 million at September 30, 2007 and December 31, 2006, respectively, which was included in long-term debt.

MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of Metropolitan Life, serves as a centralized finance unit for the Company. Pursuant to a support agreement, Metropolitan Life has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At September 30, 2007 and December 31, 2006, MetLife Funding had a tangible net worth of $12 million and $11 million, respectively. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life, to the Holding Company, Metropolitan Life and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of Metropolitan Life and other affiliated companies. At September 30, 2007 and December 31, 2006, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $1.2 billion and $840 million, respectively, consisting primarily of commercial paper.

Credit Facilities.  On September 24, 2007, RGA and certain of its subsidiaries (the “Loan Parties”) entered into a credit agreement (the “Credit Agreement”) with a group of lenders. Under the Credit Agreement, RGA may borrow and obtain letters of credit for general corporate purposes for its own account or for the account of the other Loan Parties with an overall credit facility amount of up to $750 million. The Credit Agreement replaced a former credit agreement, dated September 29, 2005, among RGA and a bank syndicate which was scheduled to expire on September 29, 2010.

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

The Company maintains committed and unsecured credit facilities aggregating $4.0 billion as of September 30, 2007. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at September 30, 2007, $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs.

Information on these credit facilities as of September 30, 2007 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012(1)	$3,000	$959	$—	$2,041
MetLife Bank, N.A.	July 2008	200	—	—	200
Reinsurance Group of America, Incorporated	May 2008	31	—	31	—
Reinsurance Group of America, Incorporated	September 2012	750	305	—	445
Reinsurance Group of America, Incorporated	March 2011	42	—	—	42

Total		$4,023	$1,264	$31	$2,728

(1)	This facility serves as a back-up line of credit for the Company’s commercial paper programs. The Borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015.

Committed Facilities.  Information on committed facilities as of September 30, 2007 is as follows:

			Letter of
			Credit	Unused	Maturity
Account Party / Borrower(s)	Expiration	Capacity	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016(1)	$500	$490	$10	8
Exeter Reassurance Company Ltd.	March 2025(2)	250	250	—	17
Exeter Reassurance Company Ltd.	June 2025(2)	225	225	—	18
Exeter Reassurance Company Ltd.	June 2025(2)	325	109	216	18
Exeter Reassurance Company Ltd.	December 2026(2)	901	135	766	19
Exeter Reassurance Company Ltd.	December 2027(2)	650	330	320	20
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037(3)	3,500	—	1,173	30

Total		$6,351	$1,539	$2,485

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	The facility has an initial term of 30 years, which may be extended by agreement of the Company and the Lender on each anniversary of the closing of the facility for an additional one-year period. As of September 30, 2007, $2.3 billion had been drawn upon under the financing arrangement and is included in long-term debt.

In May 2007, MRSC terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various institutional lenders on April 25, 2005. In its place the Company entered into a 30-year collateral financing arrangement as described previously.

Letters of Credit.  At September 30, 2007, the Company had outstanding $2.9 billion in letters of credit from various banks, of which $1.5 billion and $1.3 billion were part of committed and credit facilities, respectively. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Liquidity Uses

Debt Repayments.  During the nine months ended September 30, 2007, RGA repaid $50 million of long-term debt using the proceeds from its March 2007 10-year senior notes offering. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances” for further information.

During the nine months ended September 30, 2007, MetLife Bank made repayments of $175 million to the FHLB of NY. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances” for further information.

See “— Subsequent Events” for further information regarding debt repayments.

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

The following table summarizes the Company’s major contractual obligations as of September 30, 2007:

					More Than
				More Than	Three Years
				One Year and	and Less
			Less Than	Less Than	Than Five	More Than
Contractual Obligations		Total	One Year	Three Years	Years	Five Years
		(In millions)

Future policy benefits	(1)	$327,814	$5,420	$7,979	$9,512	$304,903
Policyholder account balances	(2)	194,671	25,055	29,012	23,868	116,736
Other policyholder liabilities	(3)	9,978	7,876	92	111	1,899
Short-term debt	(4)	1,884	1,884	—	—	—
Long-term debt	(4)	24,091	907	2,073	2,220	18,891
Junior subordinated debt securities	(4)	6,459	1,271	1,301	214	3,673
Shares subject to mandatory redemption	(4)	350	—	—	—	350
Payables for collateral under securities loaned and other transactions	(5)	49,283	49,283	—	—	—
Commitments to lend funds	(6)	11,632	8,370	1,604	1,007	651
Operating leases	(7)	2,194	255	429	328	1,182
Other	(8)	9,796	9,171	6	6	613

Total		$638,152	$109,492	$42,496	$37,266	$448,898

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts.

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

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $958 million have been excluded from amounts presented in the table above.

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

The sum of the estimated cash flows shown for all years in the table of $327.8 billion exceeds the liability amount of $131.1 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

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

(2)	Policyholder account balances include liabilities related to conventional guaranteed investment contracts, guaranteed investment contracts associated with formal offering programs, funding agreements, individual and group annuities, total control accounts, bank deposits, individual and group universal life, variable universal life and company-owned life insurance.

Included within policyholder account balances are contracts where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to policies where the Company is currently making payments and will continue to do so, as well as those where the timing of the payments has been determined by the contract. Other contracts involve payment obligations where the timing of future payments is uncertain and where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death, or where the occurrence of the payment triggering event, such as a surrender of or partial withdrawal on a policy or deposit contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience as well as its expectation of future payment patterns.

Excess interest reserves representing purchase accounting adjustments and embedded derivatives and other of $846 million and ($29) million, respectively, have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $194.7 billion exceeds the liability amount of $138.9 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See also comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances.

(3)	Other policyholder liabilities is comprised of other policyholder funds, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these liabilities are as follows:

(a)	Other policyholder funds includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, LTC and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health; and premiums received in advance. Liabilities related to unearned revenue of $1.4 billion have been excluded from the cash payments presented in the table above because they reflect an accounting convention and not a contractual obligation. With the exception of policyholder dividends left on deposit, and those items excluded as noted in the preceding sentence, the contractual obligation presented in the table above related to other policyholder funds is equal to the liability reflected in the consolidated balance sheet. Such amounts are reported in the less than one year category due to the short-term nature of the liabilities. Contractual obligations on policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.

(b)	Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the less than one year category at the amount of the liability presented in the consolidated balance sheet.

(c)	The nature of the policyholder dividend obligation is described in Note 9 of Notes to Consolidated Financial Statements included in the 2006 Annual Report. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, management has reflected the obligation at the amount of the liability presented in the consolidated balance sheet in the more than five years category. This was done to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

(4)	Amounts presented in the table above for short-term debt, long-term debt, junior subordinated debt securities and shares subject to mandatory redemption differ from the balances presented on the consolidated balance sheet as the amounts presented in the table above do not include premiums or discounts upon issuance or purchase accounting fair value adjustments. The amounts presented above also include interest on such obligations as described below.

Short-term debt consists principally of 90-day commercial paper, with a remaining maturity of 18 days, and carries a variable rate of interest. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity of the commercial paper plus the related variable interest which is calculated using the prevailing rates at September 30, 2007 through the date of maturity without consideration of any further issuances of commercial paper upon maturity of the amounts outstanding at September 30, 2007.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at September 30, 2007 and, as such, does not consider the impact of future rate movements.

Junior subordinated debt bears interest at fixed interest rates through their respective redemption dates. Interest was computed using the stated rate on the obligation through the scheduled redemption date as it is the Company’s expectation that the debt will be redeemed at that time. Inclusion of interest payments on junior subordinated debt through the final maturity date would increase the contractual obligation by $4.4 billion.

Shares subject to mandatory redemption bear interest at fixed interest rates through their respective mandatory redemption dates. Interest on shares subject to mandatory redemption was computed using the stated fixed rate on the obligation through maturity.

Long-term debt also includes payments under capital lease obligations of $12 million, $14 million, $3 million and $24 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $598 million as of September 30, 2007.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities and bridge loans. In the table above, the timing of the funding of mortgage loans is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See “— Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations not included elsewhere in the table above. Other liabilities presented in the table above is principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $6.3 billion due primarily to the exclusion of items such as minority interests, legal liabilities, pension and postretirement benefit obligations, unrecognized tax benefits, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

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

Excluded from the table above are deferred income tax liabilities, unrecognized tax benefits, and accrued interest of $1.3 billion, $1.0 billion, and $239 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

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

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position as of September 30, 2007.

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

Consolidated Cash Flows.  Net cash provided by operating activities increased by $1.0 billion to $6.9 billion for the nine months ended September 30, 2007 as compared to $5.9 billion for the nine months ended September 30, 2006 primarily due to higher net investment income and premiums, fees and other revenues, as well as lower losses from the sales of investments and businesses in the 2007 period.

Net cash provided by financing activities was $10.4 billion and $17.0 billion for the nine months ended September 30, 2007 and 2006, respectively. Accordingly, net cash provided from financing activities decreased by $6.6 billion for the nine months ended September 30, 2007 as compared to the same period in the prior year. Net cash provided by financing activities decreased primarily as a result of a decrease of $10.1 billion in the amount of securities lending cash collateral received in connection with the Company’s securities lending program and other cash collateral and $1.0 billion of shares acquired under the Company’s common stock repurchase program. These decreases were partially offset by an increase of $2.6 billion in net cash provided by policyholder account balances, a net increase in long-term debt issued of $1.8 billion and an increase in short-term debt borrowings of $0.1 billion.

Net cash used in investing activities was $15.8 billion and $20.9 billion for the nine months ended September 30, 2007 and 2006, respectively. Accordingly, net cash used in investing activities decreased by $5.1 billion for the nine months ended September 30, 2007 as compared to the same period in the prior year. In the current year, cash available for the purchase of invested assets decreased by $6.6 billion as a result of the reduction in cash provided by financing activities discussed above. Also, partially offsetting this decrease was an increase of $1.0 billion in net cash provided by operating activities discussed above. The lower amount of cash available for investing activities resulted in decreased net purchases of fixed maturity securities of $3.1 billion, short-term investments of $3.5 billion, other invested assets of $1.2 billion, and a decrease in net origination of mortgage and consumer loans of $0.7 billion. This was partially offset by an increase in net purchases of equity securities of $1.3 billion, an increase in the net purchases of real estate and real estate joint ventures of $1.1 billion, and an increase in the net purchases of other limited partnership interests of $0.2 billion. In addition, the 2007 period includes the sale of MetLife Australia’s annuities and pension businesses and the acquisition of the remaining 50% interest in MetLife Fubon of $0.8 billion, while the 2006 period includes additional consideration paid related to purchases of businesses of $0.1 billion.

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

Liquidity Sources

Dividends.  The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment reserves, reserve calculation assumptions, goodwill and surplus notes. Management of the Holding Company cannot provide assurances that the Holding Company’s insurance subsidiaries will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable insurance departments will not disapprove any dividends that such insurance subsidiaries must submit for approval.

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

On September 28, 2007, MetLife Insurance Company of Connecticut declared a dividend of up to $690 million and paid $690 million on October 22, 2007. A portion of the dividend, $404 million, was a return of capital as approved by the insurance regulator. During the nine months ended September 30, 2007, $8 million in dividends from other subsidiaries were also paid.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. Liquid assets exclude assets relating to securities lending activities. At September 30, 2007 and December 31, 2006, the Holding Company had $2.8 billion and $3.9 billion in liquid assets, respectively.

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

At September 30, 2007 and December 31, 2006, the Holding Company had $641 million and $616 million in short-term debt outstanding, respectively. At September 30, 2007 and December 31, 2006, the Holding Company

had $7.1 billion and $7.0 billion of unaffiliated long-term debt outstanding, respectively. At both September 30, 2007 and December 31, 2006, the Holding Company had $500 million of affiliated long-term debt outstanding. At both September 30, 2007 and December 31, 2006, the Holding Company had $3.4 billion of junior subordinated debt securities outstanding.

On April 27, 2005, the Holding Company filed a shelf registration statement (the “2005 Registration Statement”) with the SEC, covering $11 billion of securities. On May 27, 2005, the 2005 Registration Statement became effective, permitting the offer and sale, from time to time, of a wide range of debt and equity securities. In addition to the $11 billion of securities registered on the 2005 Registration Statement, $3.9 billion of registered but unissued securities remained available for issuance by the Holding Company as of such date, from the $5.0 billion shelf registration statement filed with the SEC during the first quarter of 2004, permitting the Holding Company to issue an aggregate of $14.9 billion of registered securities. The terms of any offering will be established at the time of the offering. At September 30, 2007, the remaining capacity under the 2005 Registration Statement was $5.3 billion.

Debt Issuances.  As previously described in the “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances,” the Holding Company entered into a total return swap with a Lender under which the Holding Company is entitled to the total return of the investment portfolio held by the Trust established in connection with the collateral finance arrangement in exchange for the payment of a stated rate of return to the Lender of LIBOR plus 70 basis points. The Holding Company may also be required to make payments to the Lender related to any decline in the market value of the assets held by the Trust, as well as amounts outstanding upon maturity or early termination of the financing agreement. Due to the Holding Company’s obligation under the total return swap, the amount drawn upon of $2.3 billion related to the financing arrangement is reflected as long-term debt of the Holding Company.

Preferred Stock.  During the nine months ended September 30, 2007, the Holding Company issued no new preferred stock.

See “— Liquidity and Capital Resources — The Holding Company — Liquidity Uses — Dividends” for dividends paid on the Company’s preferred stock.

Credit Facilities.  In June 2007, the Borrowers entered into a $3.0 billion credit agreement with various institutional lenders, the proceeds of which are available to be used for general corporate purposes, to support the Borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding for one year. The $1.5 billion credit agreement, dated as of April 22, 2005, and the $1.5 billion credit agreement, amended and restated as of August 15, 2006, effective December 21, 2006, were both terminated in June 2007.

The Holding Company maintains committed and unsecured credit facilities aggregating $3.0 billion (expiring in 2012, shared with MetLife Funding) as of September 30, 2007. Borrowings under these facilities bear interest at varying rates as stated in the agreements. These facilities are primarily used for general corporate purposes and as back-up lines of credit for the borrowers’ commercial paper programs. At September 30, 2007, there were no borrowings against these credit facilities. At September 30, 2007, $959 million of the unsecured credit facilities support the letters of credit issued on behalf of the Holding Company.

Committed Facilities.  Information on committed facilities as of September 30, 2007 is as follows:

			Letter of
			Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016(1)	$500	$490	$10	8
Exeter Reassurance Company Ltd.	March 2025(2)	250	250	—	17
Exeter Reassurance Company Ltd.	June 2025(2)	225	225	—	18
Exeter Reassurance Company Ltd.	June 2025(2)	325	109	216	18
Exeter Reassurance Company Ltd.	December 2026(2)	901	135	766	19
Exeter Reassurance Company Ltd.	December 2027(2)	650	330	320	20
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037(3)	3,500	—	1,173	30

Total		$6,351	$1,539	$2,485

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million will expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	The facility has an initial term of 30 years, which may be extended by agreement of the Holding Company and the Lender on each anniversary of the closing of the facility for an additional one-year period. As of September 30, 2007, $2.3 billion had been drawn upon under the financing arrangement and is included in long-term debt.

In May 2007, MRSC terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various institutional lenders on April 25, 2005. In its place the Company entered into a 30-year collateral financing arrangement as described previously.

Letters of Credit.  At September 30, 2007, the Holding Company had $959 million in outstanding letters of credit from various banks. Since commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Liquidity Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  During both the three months ended September 30, 2007 and 2006, the Holding Company paid preferred stock dividends of $34 million and for the nine months ended September 30, 2007 and 2006, the Holding Company paid preferred stock dividends of $102 million and $100 million, respectively.

See “— Subsequent Events” for information on the annual dividend on the Company’s common stock.

Affiliated Capital Transactions.  During the nine months ended September 30, 2007, the Holding Company invested an aggregate of $318 million in various affiliates.

Debt Repayments.  The Holding Company made no debt repayments during the nine months ended September 30, 2007.

Share Repurchase.  On September 25, 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which will begin after the completion of the $1 billion common stock repurchase program authorized on February 27, 2007. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)) and in privately negotiated transactions.

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

During the three months ended September 30, 2007, the Company repurchased 3.2 million shares of its outstanding common stock in the open market at an aggregate cost of $200 million.

The following table summarizes the common stock repurchase activity of the Holding Company for the nine months ended September 30, 2007 and 2006, which includes the accelerated common stock repurchase agreement in 2007 and the 2007 cash adjustment paid on the 2006 accelerated common stock repurchase agreement, as described above.

	Nine Months Ended
	September 30,
	2007	2006
	(In millions, except number of shares)

Shares repurchased	15,067,021	—
Cost	$975	$—

At September 30, 2007, $1.2 billion remains under these common stock repurchase programs.

In November 2007, the Company intends to enter into an accelerated common stock repurchase agreement with a major bank for approximately $750 million. The bank will borrow the common stock sold to the Company from third parties and purchase common stock in the open market to return to such third parties. The Company will either pay or receive an adjustment amount based on the market price of its common stock over such period.

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

Subsequent Events

On October 31, 2007, the Company redeemed $125 million of 8.525% GenAmerica Capital I Capital Securities which were due to mature on June 30, 2027. As a result of this repayment, the Company recognized additional interest expense of $10 million.

On October 23, 2007, the Company’s Board of Directors approved an annual dividend for 2007 of $0.74 per common share payable on December 14, 2007 to shareholders of record as of November 6, 2007. The Company estimates the aggregate dividend payment to be $550 million.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $5.4 billion and $3.0 billion at September 30, 2007 and December 31, 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.8 billion and $4.0 billion at September 30, 2007 and December 31, 2006, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.9 billion at September 30, 2007 and December 31, 2006, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. The Company’s commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Liquidity Uses — Investment and Other.” There have been no material changes in the Company’s commitments under such lease agreements from that reported at December 31, 2006, included in the 2006 Annual Report.

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

During the nine months ended September 30, 2007, the Company recorded a $1 million liability with respect to a guarantee previously provided to MLII, a former subsidiary. The Company’s recorded liabilities at September 30, 2007 and December 31, 2006 for indemnities, guarantees and commitments were $6 million and $5 million, respectively.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations requiring payment of principal due in exchange for the referenced credit obligation, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $1.8 billion at September 30, 2007. The credit default swaps expire at various times during the next ten years.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $51 million and $100 million at September 30, 2007 and December 31, 2006, respectively.

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

As a result of the implementation of FIN 48, the Company recognized a $52 million increase in the liability for unrecognized tax benefits, a $4 million decrease in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $37 million, net of $11 million of minority interest. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $1,128 million. The Company reclassified, at adoption, $611 million of current income tax payables to the liability for unrecognized tax benefits included within other liabilities. The Company also reclassified, at adoption, $465 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits.

Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, was $680 million. The Company also had $240 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2000. In the first quarter of 2005, the IRS commenced an examination of the Company’s U.S. income tax returns for 2000 through 2002 that is anticipated to be completed in 2008. As of January 1, 2007, the IRS had indicated that it intended to propose certain individually significant adjustments to the Company’s tax positions with respect to demutualization, post-sale purchase price adjustments, leasing, reinsurance, tax-exempt income, transfer pricing and tax credits. Management has incorporated these proposed adjustments in conjunction with the adoption of FIN 48 and does not anticipate that the ultimate resolution will result in a material change to its financial position.

As of September 30, 2007, the Company’s total amount of unrecognized tax benefits was $1,039 million, a net decrease of $89 million from the amount recorded as of the date of adoption. The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $598 million, a net decrease of $82 million from the amount recorded as of the date of adoption. The net decrease was primarily due to settlements reached with the IRS with respect to certain significant issues involving demutualization, post-sale purchase price adjustments, and reinsurance. As a result of the settlements, items within the liability for unrecognized tax benefits, in the amount of $178 million, were reclassified to current and deferred income taxes, as applicable. It is reasonably possible that a payment will be made by the end of 2007. In addition, the Company’s liability for unrecognized tax benefits may decrease significantly in the next 12 months pending the outcome of remaining issues associated with the current IRS audit. A reasonable estimate of the range of a payment cannot be made at this time; however, the Company continues to believe that the ultimate resolution of the issues will not result in a material change to its financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits and unrecognized tax benefits that, if recognized, would affect the effective tax rate, for the nine months ended September 30, 2007, is as follows:

		Unrecognized Tax Benefits
	Total Unrecognized	That, If Recognized Would
	Tax Benefits	Affect the Effective Tax Rate
	(In millions)

Balance at January 1, 2007 (date of adoption)	$1,128	$680
Additions for tax positions of prior years	66	31
Reductions for tax positions of prior years	(54)	(25)
Additions for tax positions of current year	72	66
Reductions for tax positions of current year	(7)	(1)
Settlements with tax authorities	(166)	(153)

Balance at September 30, 2007	$1,039	$598

During the three months and nine months ended September 30, 2007, the Company recognized $23 million and $78 million, respectively, in interest expense. As of September 30, 2007, the Company had $239 million of accrued interest related to unrecognized tax benefits. The net $1 million decrease from the date of adoption resulted from an increase of $78 million of accrued interest and a $79 million decrease resulting from the aforementioned IRS settlements. The $79 million of accrued interest related to IRS settlements has been reclassified to current income tax payable.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the three months and nine months ended September 30, 2007, the Company recognized an income tax benefit of $54 million and $162 million, respectively, related to the separate account DRD.

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

The adoption of SOP 05-1 and the related TPAs resulted in a reduction to DAC and VOBA on January 1, 2007 and an acceleration of the amortization period relating primarily to the Company’s group life and health insurance contracts that contain certain rate reset provisions. Prior to the adoption of SOP 05-1, DAC on such contracts was amortized over the expected renewable life of the contract. Upon adoption of SOP 05-1, DAC on such contracts is to be amortized over the rate reset period. The impact as of January 1, 2007 was a cumulative effect adjustment of $292 million, net of income tax of $161 million, which was recorded as a reduction to retained earnings.

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

Future Adoption of New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN 46(r) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. As issued, SOP 07-1 and FSP FIN 46(r)-7 are effective for fiscal years beginning on or after December 15, 2007. The FASB recently added a project to its agenda to indefinitely defer the effective date of SOP 07-1. The Company is currently evaluating the impact of SOP 07-1 and FSP FIN 46(r)-7 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require additional fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. Recently, the FASB decided not to add a project to its agenda to defer the effective date of SFAS 157 in its entirety. However, the FASB directed the FASB staff to evaluate other potential deferral alternatives including a deferral for: (i) all assets and liabilities except financial assets and liabilities and derivatives subject to the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), (ii) private entities, and/or (iii) “small” entities. The FASB will discuss those alternative deferral options at a future FASB meeting. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact that adoption of SFAS 157 will have on the Company’s consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in the Company’s consolidated financial statements.

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

Composition of Portfolio and Investment Results

The following table illustrates the net investment income and annualized yields on average assets for each of the components of the Company’s investment portfolio:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

FIXED MATURITY SECURITIES
Yield(1)	6.45%	6.17%	6.28%	6.14%
Investment income(2)	$3,321	$2,990	$9,549	$8,925
Investment gains (losses)	$(224)	$(126)	$(552)	$(922)
Ending carrying value(2)	$253,196	$241,656	$253,196	$241,656
MORTGAGE AND CONSUMER LOANS
Yield(1)	6.82%	6.53%	6.55%	6.54%
Investment income(3)	$705	$602	$1,991	$1,761
Investment gains (losses)	$21	$(8)	$34	$(1)
Ending carrying value	$44,849	$40,141	$44,849	$40,141
REAL ESTATE AND REAL ESTATE JOINT VENTURES(4)
Yield(1)	8.56%	8.73%	10.48%	10.86%
Investment income	$132	$103	$447	$384
Investment gains (losses)	$2	$118	$46	$189
Ending carrying value	$6,360	$4,931	$6,360	$4,931
POLICY LOANS
Yield(1)	6.27%	6.10%	6.21%	5.94%
Investment income	$161	$154	$476	$447
Ending carrying value	$10,321	$10,115	$10,321	$10,115
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS
Yield(1)	10.49%	10.41%	15.43%	12.68%
Investment income	$274	$198	$1,131	$711
Investment gains (losses)	$39	$(7)	$131	$45
Ending carrying value	$11,621	$7,863	$11,621	$7,863
CASH AND SHORT-TERM INVESTMENTS
Yield(1)	4.36%	5.42%	5.02%	4.96%
Investment income	$100	$120	$322	$285
Investment gains (losses)	$3	$1	$3	$(1)
Ending carrying value	$10,354	$11,763	$10,354	$11,763
OTHER INVESTED ASSETS(5)
Yield(1)	7.45%	10.02%	9.15%	8.98%
Investment income	$183	$222	$652	$561
Investment gains (losses)	$(180)	$278	$(405)	$(517)
Ending carrying value	$11,258	$9,194	$11,258	$9,194
TOTAL INVESTMENTS
Gross investment income yield(1)	6.65%	6.48%	6.77%	6.50%
Investment fees and expenses yield	(0.15)%	(0.16)%	(0.15)%	(0.14)%

NET INVESTMENT INCOME YIELD	6.50%	6.32%	6.62%	6.36%

Gross investment income	$4,876	$4,389	$14,568	$13,074
Investment fees and expenses	(111)	(106)	(319)	(283)

NET INVESTMENT INCOME	$4,765	$4,283	$14,249	$12,791

Ending carrying value	$347,959	$325,663	$347,959	$325,663

Gross investment gains	$342	$299	$965	$771
Gross investment losses	(538)	(311)	(1,321)	(1,537)
Writedowns	(50)	(25)	(75)	(92)

Subtotal	$(246)	$(37)	$(431)	$(858)
Derivative and other instruments not qualifying for hedge accounting	(93)	293	(312)	(349)

INVESTMENT GAINS (LOSSES)	$(339)	$256	$(743)	$(1,207)
Minority interest — investment gains (losses)	10	—	18	2
Investment gains (losses) tax benefit (provision)	114	(92)	259	417

INVESTMENT GAINS (LOSSES), NET OF INCOME TAX	$(215)	$164	$(466)	$(788)

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $824 million and $780 million in ending carrying value related to trading securities at September 30, 2007 and 2006, respectively. Fixed maturity securities include $21 million and $52 million of investment income related to trading securities for the three months and nine months ended September 30, 2007, respectively. Fixed maturity securities include $14 million and $30 million of investment income related to trading securities for the three months and nine months ended September 30, 2006, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income from real estate and real estate joint ventures is $0 million and $3 million related to discontinued operations for the three months and nine months ended September 30, 2007, respectively, and $19 million and $66 million for the three months and nine months ended September 30, 2006, respectively. Included in investment gains (losses) from real estate and real estate joint ventures is $0 million and $5 million of gains related to discontinued operations for the three months and nine months ended September 30, 2007, respectively, and $99 million and $91 million of gains for the three months and nine months ended September 30, 2006, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging, of $64 million and $187 million for the three months and nine months ended September 30, 2007, respectively, and $96 million and $203 million for the three months and nine months ended September 30, 2006, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $6 million and $15 million for the three months and nine months ended September 30, 2007, respectively, and $3 million and $2 million for the three months and nine months ended September 30, 2006, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly traded and privately placed debt securities, and represented 73% of total cash and invested assets at both September 30, 2007 and December 31, 2006. Based on estimated fair value, public fixed maturity securities represented $216.4 billion, or 86%, and $209.2 billion, or 86%, of total fixed maturity securities at September 30, 2007 and December 31, 2006, respectively. Based on estimated fair value, private fixed maturity securities represented $36.0 billion, or 14%, and $32.7 billion, or 14%, of total fixed maturity securities at September 30, 2007 and December 31, 2006, respectively.

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

The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations (“NRSROs”) for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or higher by Moody’s Investors Services (“Moody’s”), or rated “BBB —” or higher by Standard & Poor’s (“S&P”) and Fitch Ratings Insurance Group (“Fitch”)), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		September 30, 2007			December 31, 2006
		Cost or			Cost or
NAIC		Amortized	Estimated	% of	Amortized	Estimated	% of
Rating	Rating Agency Designation(1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$179,634	$181,413	71.9%	$174,430	$177,969	73.6%
2	Baa	51,638	52,063	20.6	45,897	46,881	19.4
3	Ba	11,038	11,259	4.5	9,332	9,738	4.0
4	B	7,172	7,160	2.8	6,814	7,030	2.9
5	Caa and lower	408	413	0.2	283	294	0.1
6	In or near default	52	64	—	12	16	—

	Total fixed maturity securities	$249,942	$252,372	100.0%	$236,768	$241,928	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	September 30, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$80,801	$1,492	$1,936	$80,357	31.8%
Residential mortgage-backed securities	59,537	362	433	59,466	23.6
Foreign corporate securities	38,253	1,846	744	39,355	15.6
U.S. Treasury/agency securities	21,301	890	140	22,051	8.7
Commercial mortgage-backed securities	19,983	173	249	19,907	7.9
Asset-backed securities	12,149	58	305	11,902	4.7
Foreign government securities	12,967	1,528	143	14,352	5.7
State and political subdivision securities	4,597	138	88	4,647	1.9
Other fixed maturity securities	354	12	31	335	0.1

Total fixed maturity securities	$249,942	$6,499	$4,069	$252,372	100.0%

Common stock	$2,415	$602	$39	$2,978	47.6%
Non-redeemable preferred stock	3,396	62	186	3,272	52.4

Total equity securities(1)	$5,811	$664	$225	$6,250	$100.0%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,010	$2,047	$983	$75,074	31.0%
Residential mortgage-backed securities	51,602	385	321	51,666	21.4
Foreign corporate securities	33,400	1,924	378	34,946	14.4
U.S. Treasury/agency securities	29,897	984	248	30,633	12.7
Commercial mortgage-backed securities	16,467	193	138	16,522	6.8
Asset-backed securities	13,851	75	53	13,873	5.7
Foreign government securities	11,035	1,598	34	12,599	5.2
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.2

Total fixed maturity securities	$236,768	$7,443	$2,283	$241,928	100.0%

Common stock	$1,798	$487	$16	$2,269	44.5%
Non-redeemable preferred stock	2,751	103	29	2,825	55.5

Total equity securities(1)	$4,549	$590	$45	$5,094	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $183 million and $238 million at September 30, 2007 and December 31, 2006, respectively.

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

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturity and equity securities were $49 million and $73 million for the three months and nine months ended September 30, 2007, respectively, and $20 million and $56 million for the three months and nine months ended September 30, 2006, respectively. The Company’s credit-related impairments of fixed maturity and equity securities were $34 million and $58 million for the three months and nine months ended September 30, 2007, respectively, and $20 million and $56 million for the three months and nine months ended September 30,

2006, respectively. The Company’s three largest impairments totaled $17 million and $19 million for the three months and nine months ended September 30, 2007, respectively, and $13 million and $23 million for the three months and nine months ended September 30, 2006, respectively. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. During the three months and nine months ended September 30, 2007, the Company sold or disposed of fixed maturity and equity securities at a loss that had a fair value of $10.8 billion and $37.0 billion, respectively, and $10.8 billion and $55.1 billion for the three months and nine months ended September 30, 2006, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $315 million and $885 million for the three months and nine months ended September 30, 2007, respectively, and $282 million and $1.2 billion for the three months and nine months ended September 30, 2006, respectively.

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	September 30, 2007
	Cost or
	Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$75,186	$431	$1,671	$123	7,384	256
Six months or greater but less than nine months	17,915	36	678	10	1,241	20
Nine months or greater but less than twelve months	8,449	2	273	1	929	2
Twelve months or greater	38,438	28	1,529	9	3,808	16

Total	$139,988	$497	$4,151	$143	13,362	294

	December 31, 2006
	Cost or		Gross
	Amortized Cost		Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,222	$35	$547	$12	9,093	81
Six months or greater but less than nine months	2,682	3	42	1	415	2
Nine months or greater but less than twelve months	12,049	14	204	4	937	1
Twelve months or greater	47,462	29	1,511	7	4,634	6

Total	$114,415	$81	$2,304	$24	15,079	90

At September 30, 2007 and December 31, 2006, $4.2 billion and $2.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 3% and 2%, respectively, of the cost or amortized cost of such securities.

At September 30, 2007, $143 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $143 million, $123 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 30% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 12 fixed maturity and equity securities, each with a gross unrealized loss at September 30, 2007 of greater than $10 million. These securities represented 5%, or $200 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

At September 30, 2007 and December 31, 2006, the Company had $4.3 billion and $2.3 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2007	2006

Sector:
U.S. corporate securities	45%	42%
Foreign corporate securities	17	16
Residential mortgage-backed securities	10	14
U.S. Treasury/agency securities	3	11
Commercial mortgage-backed securities	6	6
Asset-backed securities	7	2
Other	12	9

Total	100%	100%

Industry:
Industrial	21%	23%
Mortgage-backed	16	20
Government	7	12
Utility	10	11
Finance	26	10
Other	20	24

Total	100%	100%

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

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	September 30, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Industrial	$42,139	35.2%	$39,296	35.7%
Foreign(1)	39,355	32.9	34,946	31.8
Finance	22,638	18.9	21,559	19.6
Utility	14,412	12.0	13,038	11.9
Other	1,168	1.0	1,181	1.0

Total	$119,712	100.0%	$110,020	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

The Company maintains a diversified corporate fixed maturity securities portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At September 30, 2007 and December 31, 2006, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $8.0 billion and $6.8 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at September 30, 2007 and December 31, 2006 was $1.2 billion and $970 million, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	September 30, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$38,608	42.3%	$33,034	40.3%
Pass-through securities	20,858	22.9	18,632	22.7

Total residential mortgage-backed securities	59,466	65.2	51,666	63.0
Commercial mortgage-backed securities	19,907	21.8	16,522	20.1
Asset-backed securities	11,902	13.0	13,873	16.9

Total	$91,275	100.0%	$82,061	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2007 and December 31, 2006, $58.8 billion and $51.0 billion, respectively, or 99% for both, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At September 30, 2007 and December 31, 2006, the Company’s Alt-A residential mortgage-backed securities exposure was $6.6 billion and $4.8 billion, respectively, with an unrealized loss of $38 million and $4 million, respectively.

At September 30, 2007 and December 31, 2006, $17.5 billion and $13.7 billion, respectively, or 88% and 83%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. Credit card receivables and automobile receivables, accounting for about 36% and 13% of the total holdings, respectively, constitute the largest exposures in the Company’s asset-backed securities portfolio. At September 30, 2007 and December 31, 2006, $6.3 billion and $7.9 billion, respectively, or 53% and 57%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities included in the structured securities table above include exposure to sub-prime residential mortgage-backed securities. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The Company is not an originator of below-prime mortgages. The Company’s exposure exists through investment in asset-backed securities which are supported by sub-prime mortgages. The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 vintage year. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2006 to September 30, 2007. Based upon the analysis of the Company’s exposure to sub-prime mortgages through its investment in asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following table shows the Company’s exposure to asset-backed securities supported by sub-prime mortgage loans by credit quality:

	September 30, 2007
	(In millions)
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$241	$235	$144	$138	$19	$17	$15	$14	$5	$3	$424	$407
2004	221	211	448	425	28	26	1	1	—	—	698	663
2005	599	574	289	272	22	18	—	—	—	—	910	864
2006	292	282	69	59	—	—	—	—	—	—	361	341
2007	153	147	17	16	—	—	—	—	—	—	170	163

Total	$1,506	$1,449	$967	$910	$69	$61	$16	$15	$5	$3	$2,563	$2,438

	December 31, 2006
	(In millions)
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$319	$317	$285	$285	$60	$60	$33	$33	$—	$—	$697	$695
2004	307	305	456	458	47	47	15	15	—	—	825	825
2005	736	730	305	306	22	22	—	—	—	—	1,063	1,058
2006	321	322	42	43	57	57	32	32	—	—	452	454

Total	$1,683	$1,674	$1,088	$1,092	$186	$186	$80	$80	$—	$—	$3,037	$3,032

At September 30, 2007 and December 31, 2006, the Company had $2.4 billion and $3.0 billion, respectively, of sub-prime residential mortgage-backed securities as outlined in the tables above. At September 30, 2007, about 97% of the portfolio is rated Aaa, Aa or better of which 79% was in vintage year 2005 and prior. At December 31, 2006, about 91% of the portfolio was rated Aaa, Aa or better of which 87% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher house price appreciation.

Additionally, at September 30, 2007, 30% of the sub-prime exposure was backed by Aaa financial guarantors.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgages at an aggregate cost of $66 million with a fair market value of $62 million at September 30, 2007 and an aggregate cost of

$93 million with a fair market value of $92 million at December 31, 2006, which are not included in the tables above.

Structured Investment Transactions.  The Company participates in structured investment transactions which enhance the Company’s total return on its investment portfolio principally by providing equity-based returns on debt securities through structured notes and similar instruments. The carrying value of such investments, included in fixed maturity securities, was $318 million and $354 million at September 30, 2007 and December 31, 2006, respectively. The related net investment income recognized was $5 million and $28 million for the three months and nine months ended September 30, 2007 and less than $10 million and $29 million for the three months and nine months ended September 30, 2006, respectively.

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

At September 30, 2007 and December 31, 2006, trading securities were $824 million and $759 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $180 million and $387 million, respectively. The Company had pledged $413 million and $614 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at September 30, 2007 and December 31, 2006, respectively.

During the three months and nine months ended September 30, 2007, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $21 million and $52 million, respectively, and $14 million and $30 million for the three months and nine months ended September 30, 2006, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of $17 million and $28 million for the three months and nine months ended September 30, 2007, respectively, and $6 million and $2 million for the three months and nine months ended September 30, 2006, respectively.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 12.9% and 12.7% of the Company’s total cash and invested assets at September 30, 2007 and December 31, 2006, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	September 30, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$33,731	75.3%	$31,847	75.4%
Agricultural mortgage loans	10,066	22.4	9,213	21.8
Consumer loans	1,052	2.3	1,179	2.8

Total	$44,849	100.0%	$42,239	100.0%

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	September 30, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$7,526	22.3%	$7,663	24.0%
South Atlantic	7,533	22.3	6,881	21.6
Middle Atlantic	5,166	15.3	4,858	15.3
East North Central	3,129	9.3	2,879	9.0
West South Central	2,803	8.3	2,631	8.3
New England	1,247	3.7	1,301	4.1
International	3,873	11.5	2,832	8.9
Mountain	1,093	3.2	859	2.7
West North Central	766	2.3	799	2.5
East South Central	503	1.5	452	1.4
Other	92	0.3	692	2.2

Total	$33,731	100.0%	$31,847	100.0%

Property Type
Office	$14,848	44.0%	$15,083	47.4%
Retail	7,358	21.8	6,552	20.6
Apartments	3,954	11.7	3,772	11.8
Industrial	2,922	8.7	2,850	8.9
Hotel	3,014	8.9	2,120	6.7
Other	1,635	4.9	1,470	4.6

Total	$33,731	100.0%	$31,847	100.0%

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

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	September 30, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$33,865	100.0%	$136	0.4%	$31,996	100.0%	$153	0.5%
Potentially delinquent	1	—	—	—	3	—	—	—
Delinquent or under foreclosure	1	—	—	—	1	—	—	—

Total	$33,867	100.0%	$136	0.4%	$32,000	100.0%	$153	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans for the:

Nine Months Ended
September 30, 2007
(In millions)

Balance, beginning of period	$153
Additions	19
Deductions	(36)

Balance, end of period	$136

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans by both geographic region and product type.

Of the $10.1 billion of agricultural mortgage loans outstanding at September 30, 2007, 58.2% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remains outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

	September 30, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$10,020	99.4%	$12	0.1%	$9,172	99.4%	$11	0.1%
Restructured	3	—	—	—	9	0.1	—	—
Potentially delinquent	45	0.4	4	8.9	2	—	—	—
Delinquent or under foreclosure	21	0.2	7	33.3	48	0.5	7	14.6

Total	$10,089	100.0%	$23	0.2%	$9,231	100.0%	$18	0.2%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

Nine Months Ended
September 30, 2007
(In millions)

Balance, beginning of period	$18
Additions	7
Deductions	(2)

Balance, end of period	$23

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans.

The following table presents the amortized cost and valuation allowances for consumer loans distributed by loan classification at:

	September 30, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost(1)	Total	Allowance	Cost	Cost(1)	Total	Allowance	Cost
	(In millions)

Performing	$1,022	96.3%	$8	0.8%	$1,155	97.1%	$10	0.9%
Potentially delinquent	14	1.3	—	—	17	1.4	—	—
Delinquent or under foreclosure	25	2.4	1	4.0	18	1.5	1	5.6

Total	$1,061	100.0%	$9	0.8%	$1,190	100.0%	$11	0.9%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans for the:

Nine Months Ended
September 30, 2007
(In millions)

Balance, beginning of period	$11
Additions	—
Deductions	(2)

Balance, end of period	$9

Real Estate and Real Estate Joint Ventures

The Company’s real estate and real estate joint venture investments consist of commercial properties located primarily in the U.S. At September 30, 2007 and December 31, 2006, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $6.4 billion and $5.0 billion, respectively, or 1.8% and 1.5%, respectively, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate, real estate joint ventures, real estate held-for-sale and real estate acquired upon foreclosure at:

	September 30, 2007		December 31, 2006
	Carrying		Carrying
Type	Value	% of Total	Value	% of Total
	(In millions)

Real estate held-for-investment	$3,949	62.1%	$3,498	70.1%
Real estate joint ventures held-for-investment	2,407	37.8	1,477	29.6
Foreclosed real estate held-for-investment	3	0.1	3	0.1

	6,359	100.0	4,978	99.8
Real estate held-for-sale	1	—	8	0.2

Total real estate, real estate joint ventures and real estate held-for-sale	$6,360	100.0%	$4,986	100.0%

The Company’s carrying value of real estate held-for-sale of $1 million and $8 million at September 30, 2007 and December 31, 2006, respectively, have been reduced by impairments of $1 million at both September 30, 2007 and December 31, 2006.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Certain of the Company’s investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See “— Composition of Portfolio and Investment Results — Variable Interest Entities.”

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

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $5.4 billion and $4.8 billion at September 30, 2007 and December 31, 2006, respectively. Included within other limited partnership interests at September 30, 2007 and December 31, 2006 are $1.6 billion and $1.2 billion, respectively, of hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. The Company’s investments in other limited partnership interests represented 1.6% and 1.4% of cash and invested assets at September 30, 2007 and December 31, 2006, respectively.

Management anticipates that investment income and the related yields on other limited partnership interests may decline during 2008 due to increased volatility in the equity and credit markets during 2007.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Composition of Portfolio and Investment Results — Variable Interest Entities.”

Other Invested Assets

The Company’s other invested assets consisted principally of leveraged leases of $1.9 billion and $1.3 billion, funds withheld at interest of $4.4 billion and $4.0 billion, and standalone derivatives with positive fair values and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts of $3.1 billion and

$2.5 billion at September 30, 2007 and December 31, 2006, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company’s other invested assets represented 3.2% of cash and invested assets at both September 30, 2007 and December 31, 2006.

Derivative Financial Instruments

The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company uses derivatives to synthetically create investments as permitted by its insurance subsidiaries’ Derivatives Use Plans approved by the applicable state insurance departments.

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	September 30, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$49,313	$536	$356	$27,148	$639	$150
Interest rate floors	48,937	430	—	37,437	279	—
Interest rate caps	30,698	31	—	26,468	125	—
Financial futures	12,538	34	64	8,432	64	39
Foreign currency swaps	21,298	1,448	1,762	19,627	986	1,174
Foreign currency forwards	3,732	16	93	2,934	31	27
Options	2,036	509	3	587	306	8
Financial forwards	3,815	80	15	3,800	12	40
Credit default swaps	6,687	8	24	6,357	5	21
Synthetic GICs	3,639	—	—	3,739	—	—
Other	250	58	—	250	56	—

Total	$182,943	$3,150	$2,317	$136,779	$2,503	$1,459

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At September 30, 2007 and December 31, 2006, the Company owned 2,513 and 2,749 equity futures, respectively. Fair values of equity futures are included in financial futures in the preceding table. At September 30, 2007 and December 31, 2006, the Company owned 498,290 and 225,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At September 30, 2007 and December 31, 2006, the Company owned 76,731,737 and 74,864,483 equity options, respectively. Fair values of equity options are included in options in the preceding table.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2007 and December 31, 2006, the Company was obligated to return cash collateral under its control of $573 million and $428 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2007 and December 31, 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $598 million and $453 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2007 and December 31, 2006, none of the collateral had been sold or repledged.

As of September 30, 2007 and December 31, 2006, the Company provided collateral of $277 million and $80 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of September 30, 2007 and December 31, 2006, the Company pledged collateral of $144 million and $105 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at September 30, 2007; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	September 30, 2007
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets(1)	Loss(2)	Assets(1)	Loss(2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$1,148	$1,148	$1,100	$174
Real estate joint ventures(3)	48	26	281	35
Other limited partnership interests(4)	2	1	40,421	2,136
Trust preferred securities(5)	100	100	53,541	4,505
Other investments(6)	3,370	3,370	6,639	346

Total	$4,668	$4,645	$101,982	$7,196

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value at September 30, 2007. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities, asset-backed securitizations or collateralized debt obligations.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $47.1 billion and $43.3 billion and an estimated fair value of $47.4 billion and $44.1 billion were on loan under the program at September 30, 2007 and December 31, 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $48.7 billion and $45.4 billion at September 30, 2007 and December 31, 2006, respectively. Security collateral of $51 million and $100 million, on deposit from customers in connection with the securities lending transactions at September 30, 2007 and December 31, 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Separate Accounts

The Company held $160.7 billion and $144.4 billion in separate accounts, for which the Company does not bear investment risk, as of September 30, 2007 and December 31, 2006, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value, cash flows and earnings based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at September 30, 2007 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets, earnings and cash flows as follows:

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at September 30, 2007. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at September 30, 2007 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s portfolio, at September 30, 2007 was:

September 30, 2007
(In millions)

Non-trading:
Interest rate risk	$6,245
Equity price risk	$172
Foreign currency exchange rate risk	$978
Trading:
Interest rate risk	$21

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at September 30, 2007 by type of asset or liability.

	As of September 30, 2007
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value	Curve
	(In millions)

Assets:
Fixed maturities		$252,372	$(6,115)
Equity securities		6,250	—
Mortgage and consumer loans		44,728	(661)
Policy loans		10,321	(305)
Short-term investments		1,727	(16)
Cash and cash equivalents		8,627	—
Mortgage loan commitments	$4,807	(4)	(41)
Commitments to fund bank credit facilities and bridge loans	$1,441	—	—

Total assets			$(7,138)

	As of September 30, 2007
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value	Curve
	(In millions)

Liabilities:
Policyholder account balances		$116,212	$774
Short-term debt		1,880	—
Long-term debt		12,420	338
Junior subordinated debt securities		3,691	120
Shares subject to mandatory redemption		306	—
Payables for collateral under securities loaned and other transactions		49,283	—

Total liabilities			$1,232

Other:
Derivative Instruments (designated hedges or otherwise)
Interest rate swaps	$49,313	$180	$(71)
Interest rate floors	48,937	430	(119)
Interest rate caps	30,698	31	17
Financial futures	12,538	(30)	28
Foreign currency swaps	21,298	(314)	(116)
Foreign currency forwards	3,732	(77)	—
Options	2,036	506	(75)
Financial forwards	3,815	65	(3)
Credit default swaps	6,687	(16)	—
Synthetic GICs	3,639	—	—
Other	250	58	—

Total other			$(339)

Net change			$(6,245)

This quantitative measure of risk has increased by $270 million, or 5%, at September 30, 2007 from $5,975 million at December 31, 2006. Of this increase, $260 million was due to the increased asset size, $230 million was due to the increased derivative usage, and $330 million was due to duration charges and other. Offsetting these increases was a $550 million decrease due to the change in the yield curve.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2006 Annual Report; (ii) Part II, Item 1, of MetLife’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; (iii) Part II, Item 1, of MetLife’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007; and (iv) Note 7 to the unaudited interim condensed consolidated financial statements in Part I of this report.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of Metropolitan Life Insurance Company’s (“Metropolitan Life”) plan of reorganization, as amended (the “Plan”) and the adequacy and accuracy of Metropolitan Life’s disclosure to policyholders regarding the Plan. Metropolitan Life, MetLife, Inc. (the “Holding Company”), and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

Fotia, et al. v. MetLife, Inc., et al. (Ont. Super. Ct., filed April 3, 2001).  This lawsuit was filed in Ontario, Canada on behalf of a proposed class of certain former Canadian policyholders against the Holding Company, Metropolitan Life, and Metropolitan Life Insurance Company of Canada. Plaintiffs’ allegations concern the way that their policies were treated in connection with the demutualization of Metropolitan Life; they seek damages, declarations, and other non-pecuniary relief. Pursuant to an order dated October 9, 2007, this lawsuit has been dismissed.

Asbestos-Related Claims

Metropolitan Life is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. Since 2002, trial courts in California, Utah, Georgia, New York, Texas, Ohio and Florida have granted motions dismissing claims against Metropolitan Life. Since 2002, trial courts in California and Illinois have denied Metropolitan Life’s motions to dismiss. There can be no assurance that Metropolitan Life will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life intends to continue to defend aggressively against claims based on asbestos exposure.

During the nine months ended September 30, 2007 and 2006, Metropolitan Life received approximately 3,479 and 6,384 new asbestos-related claims, respectively.

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

As of September 30, 2007, there were approximately 140 sales practices litigation matters pending against the Company. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against Metropolitan Life, New England, General American, MSI and Walnut Street.

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions, pending in Louisiana and Mississippi against Metropolitan Property and Casualty Insurance (“MPC”) relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. An August 30, 2007 deadline for filing actions in Louisiana has resulted in the receipt of additional individual, “mass” and class actions against insurance carriers, including MPC. It is reasonably possible that additional actions will be filed in other states. The Company intends to continue to defend vigorously against these matters, although appropriate matters may be resolved as part of the ordinary claims adjustment process.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against MPC in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion for class certification has been filed and briefed. A third putative nationwide class action relating to the payment of medical provider fees was filed against MPC in Minnesota. Davis Chiropractic, PA, et. al. v. MetLife Auto & Home and Metropolitan Property and Casualty Ins. Co. (D. Minn., filed July 9, 2007). On October 25, 2007, plaintiff voluntarily dismissed this lawsuit. The Company is vigorously defending against the remaining claims in these matters.

Regulatory Matters and Related Litigation

As previously reported, in May 2004 General American received a Wells Notice stating that the SEC staff was considering recommending that the SEC bring a civil action alleging violations of the U.S. securities laws against General American with respect to market timing and late trading in a limited number of privately-placed variable insurance contracts that were sold through General American. General American responded to the SEC staff and cooperated with the investigation. On August 9, 2007, the SEC announced that it had settled an enforcement action regarding late trading against General American with, among other things, General American agreeing to pay a civil penalty and to comply with certain undertakings. General American consented to the SEC’s order without admitting or denying the findings.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs filed a class action complaint consolidating claims from several separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated complaint alleged that the Holding Company, Metropolitan Life, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. Plaintiffs seek to represent classes of employers that established employee benefit plans and persons who participated in such employee benefit plans. A motion for class certification has been filed. In May 2007, plaintiffs filed a second amended complaint. In August and September 2007, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust and the RICO claims. Defendants’ motions to dismiss and for summary judgment on the ERISA claim remain pending. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws has been transferred to the District of New Jersey but has not been consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

A former registered representative of Tower Square Securities, Inc. (“Tower Square”), a broker-dealer subsidiary of MetLife Insurance Company of Connecticut, is alleged to have defrauded individuals by diverting funds for his personal use. In June 2005, the SEC issued a formal order of investigation with respect to Tower Square and served Tower Square with a subpoena. On April 18, 2006, the Securities and Business Investments Division of the Connecticut Department of Banking issued a notice to Tower Square asking it to demonstrate its prior compliance with applicable Connecticut securities laws and regulations. In July 2007, Tower Square entered into a consent order with the Connecticut Department of Banking. The terms of the consent order included payment of a penalty to the Connecticut Department of Banking and offers of restitution to affected investors. In the context of the above, a number of NASD arbitration and litigation matters were commenced in 2005 and 2006 against Tower Square. The remaining pending arbitration and litigation matters were settled in August 2007.

Other Litigation

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. Metropolitan Life was initially a named defendant but the action has been discontinued as to Metropolitan Life since it did not own the properties during the time period in question. This group of tenants claim that the MetLife entities, and since the sale of the properties, Tishman Speyer as current owner, improperly charged market rents when only lower regulated rents were permitted. The allegations are based on the impact of so-called J-51 tax abatements. The lawsuit seeks declaratory relief and damages. A second purported class action, originally titled Carroll v. Tishman Speyer Properties, et. al (Sup. Ct., N.Y. County, filed February 14, 2007), was filed against the same defendants alleging similar claims as in the Roberts case and, in addition, includes a claim of unjust enrichment and purported violation of New York General Business Law Section 349. The Carroll action was consolidated into the Roberts action. A motion to dismiss was filed in the consolidated lawsuit and oral argument was heard on May 15, 2007. By decision dated August 16, 2007, the court granted MetLife’s motion to dismiss and dismissed the complaint in its entirety. In September 2007, the plaintiffs filed a notice of appeal.

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

Item 1A.	Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2006 Annual Report.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time.

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

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible additional losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2007.

Metropolitan Life and MetLife, Inc. have been named as defendants in several lawsuits brought in connection with Metropolitan Life’s demutualization in 2000. Although most of these lawsuits have been dismissed, two have been certified as nationwide class action lawsuits. Metropolitan Life and its affiliates also are currently defendants in hundreds of lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as sales practices claims.

In addition, Metropolitan Life is a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. These lawsuits principally have been based upon allegations relating to certain research, publication and other activities of one or more of Metropolitan Life’s employees during the period from the 1920’s through approximately the 1950’s and have alleged that Metropolitan Life learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of Metropolitan Life to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought or the aggregate amount of any liability that Metropolitan Life may ultimately incur is uncertain. Accordingly, it is reasonably possible that our total exposure to asbestos claims may be greater than the liability recorded by us in our consolidated financial statements and that future charges to income may be necessary. The potential future charges could be material in particular quarterly or annual periods in which they are recorded.

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

The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities. Industry-wide inquiries include those regarding market timing and late trading in mutual funds and variable insurance products and, generally, the marketing of products. This scrutiny also includes the commencement of investigations and other proceedings by governmental authorities relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, and the use of inducements in the sale of insurance products.

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

Issuer Purchases of Equity Securities

Purchases of its common stock made by or on behalf of the Holding Company or its affiliates during the three months ended September 30, 2007 are set forth below:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the Plans
Period	Purchased(1)	per Share	Plans or Programs(2)	or Programs

July 1 — July 31, 2007	—	$—	—	$441,565,931
August 1 — August 31, 2007	2,879,426	$62.96	2,879,426	$260,267,979
September 1 — September 30, 2007	293,639	$64.01	292,274	$1,241,566,413

Total	3,173,065	$63.06	3,171,700	$1,241,566,413

(1)	During the periods July 1-July 31, 2007, August 1-August 31, 2007 and September 1-September 30, 2007, separate account affiliates of the Holding Company purchased 0 shares, 0 shares and 1,365 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Holding Company other than through a publicly announced plan or program.

(2)	On September 25, 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which will begin after the completion of the $1 billion common stock repurchase program authorized on February 27, 2007. As of September 30, 2007, $1.2 billion remains under these common stock repurchase programs. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By	/s/ Joseph J. Prochaska, Jr.
Name:     Joseph J. Prochaska, Jr.

Title:	Executive Vice President, Finance
Operations and Chief Accounting Officer
(Authorized Signatory and
Chief Accounting Officer)

Date: November 5, 2007

Exhibit Index

Exhibit
Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1