Form 10-K
period 2007-12-31
METLIFE INC
filed 2008-02-28
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $48 billion. As of February 25, 2008, 709,166,807 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to part of Item 10, Item 11, part of Item 12, and Items 13 and 14 of Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2008, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2007.

		Page
		Number

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	27
Item 1B.	Unresolved Staff Comments	43
Item 2.	Properties	43
Item 3.	Legal Proceedings	44
Item 4.	Submission of Matters to a Vote of Security Holders	49

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50
Item 6.	Selected Financial Data	53
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	176
Item 8.	Financial Statements and Supplementary Data	181
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	182
Item 9A.	Controls and Procedures	182
Item 9B.	Other Information	184

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	185
Item 11.	Executive Compensation	185
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	185
Item 13.	Certain Relationships and Related Transactions, and Director Independence	187
Item 14.	Principal Accountant Fees and Services	187

Part IV
Item 15.	Exhibits and Financial Statement Schedules	188

Signatures		189

Exhibit Index		E-1
EX-4.3: THIRD SUPPLEMENTAL INDENTURE
EX-4.4: FOURTH SUPPLEMENTAL INDENTURE
EX-10.1: FORM OF AMENDED AND RESTATED EMPLOYMENT CONTINUATION AGREEMENT
EX-10.3: AMENDED AND RESTATED EMPLOYMENT CONTINUATION AGREEMENT WITH WEBER
EX-10.13: 2000 STOCK INCENTIVE PLAN, AS AMENDED
EX-10.17: 2000 DIRECTORS STOCK PLAN, AS AMENDED
EX-10.29: AMENDMENT TO RESTRICTED STOCK UNIT AGREEMENTS
EX-10.54: RESOLUTIONS OF THE METLIFE, INC. BOARD OF DIRECTORS
EX-10.57: METROPOLITAN LIFE AUXILIARY SAVINGS AND INVESTMENT PLAN
EX-10.63: AMENDMENT NUMBER ONE TO THE METLIFE LEADERSHIP DEFERRED COMPENSATION PLAN
EX-10.68: NON-MANAGEMENT DIRECTOR DEFERRED COMPENSATION PLAN
EX-10.70: GENERAL AMERICAN LIFE INSURANCE COMPANY DIRECTORS' DEFERRED SAVINGS PLAN FOR NON-EMPLOYEE DIRECTORS 2002
EX-10.81: AMENDMENT NUMBER SIXTEEN TO THE MPTA
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

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”).

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

We are organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other. Revenues derived from any customer, or from any class of similar products or services, within each of these segments did not exceed 10% of consolidated revenues in any of the last three years. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 22 of Notes to Consolidated Financial Statements.

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”) for $12.1 billion. The results of Travelers’ operations were included in our financial statements beginning July 1, 2005. As a result of the acquisition, our management increased significantly the size and scale of our core insurance and annuity products and expanded our presence in both the retirement & savings’ domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide us with one of the broadest distribution networks in the industry. The consideration paid by the Holding Company for the acquisition consisted of $11.0 billion in cash and 22,436,617 shares of the Holding Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred stock. The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Travelers be measured at their fair values as of July 1, 2005.

Institutional

Our Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the United States.

Group insurance products and services include group life insurance, non-medical health insurance products and related administrative services, as well as other benefits and services, such as employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal services plans. Non-medical health insurance is comprised of products such as accidental death and dismemberment (“AD&D”), long-term care (“LTC”), short- and long-term disability, individual disability income, critical illness and dental insurance. We offer group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. Revenues applicable to these group insurance products and services were $14 billion and $13 billion, in 2007 and 2006, respectively, representing 26% and 27% of our total revenues in 2007 and 2006, respectively.

Our retirement & savings products and services include an array of annuity and investment products, including defined contribution plans, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. Revenues applicable to our retirement & savings products were $8 billion and $7 billion in 2007 and 2006, respectively, representing 15% of our total revenues in both 2007 and 2006.

Marketing and Distribution

Our Institutional segment markets our products and services through sales forces, comprised of MetLife employees, for both our group insurance and retirement & savings lines.

We distribute our group insurance products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other institutional customers or through an intermediary, such as a broker or consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, we have increased our focus on communicating and marketing to such employees in order to further foster sales of those products. As of December 31, 2007, the group insurance sales channels had 398 marketing representatives, which represented an increase of 10% from 363 marketing representatives in the prior year.

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

We have entered into several joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of institutional products and services. We also seek to sell our institutional products and services through sponsoring organizations and affinity groups. For example, we are the provider of LTC products for the National Long-Term Care Coalition, a group of some of the nation’s largest employers. In addition, the Company, together with John Hancock Financial Services, Inc., a wholly-owned subsidiary of Manulife Financial Corporation, is a provider for the Federal Long-Term Care Insurance program. The program, available to most federal employees and their families, is the largest employer-sponsored LTC insurance program in the country based on the number of enrollees. In addition, we also provide life and dental coverage to federal employees.

Group Insurance Products and Services

Our group insurance products and services include:

Group Life.  Group life insurance products and services include group term life (both employer-paid basic life and employee-paid supplemental life), group universal life, group variable universal life, dependent life and survivor income benefits. These products and services are offered as standard products or may be tailored to meet specific customer needs. This category also includes specialized life insurance products designed specifically to provide solutions for non-qualified benefit and retiree benefit funding purposes.

Non-Medical Health.  Non-medical health insurance consists of short- and long-term disability, individual disability income, critical illness, LTC, dental and AD&D coverages. We also sell excess risk and administrative services-only arrangements to some employers.

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

Accumulation and Income Annuities.  We also sell fixed and variable annuity products, generally in connection with the termination of pension plans or the funding of structured settlements. Annuity products include single premium buyouts, terminal funding contracts and structured settlement annuities.

Other Retirement & Savings Products and Services.  Other retirement & savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plan assets on behalf of corporations and other institutions.

Individual

Our Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of our customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, variable and universal life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and LTC insurance products offered through the Institutional segment, investment products such as mutual funds, as well as other products offered by our other businesses. Individual’s principal distribution channels are the agency distribution group and the independent distribution group. Individual also distributes products through several additional distribution channels, including Walnut Street Securities, Inc. (“Walnut Street Securities”), MetLife Resources, Tower Square Securities, Inc. (“Tower Square Securities”) and Texas Life Insurance Company (“Texas Life”). In total, Individual had approximately 11,200 active sales representatives at December 31, 2007, which represented an increase of 2% from approximately 11,000 active sales representatives in the prior year.

Our broadly recognized brand names and strong distribution channels have allowed us to become the second largest provider of individual life insurance and annuities in the United States, with $18 billion of total statutory individual life and annuity premiums and deposits through September 30, 2007, the latest period for which OneSource, a database that aggregates United States insurance company statutory financial statements, is available. According to research performed by the Life Insurance Marketing and Research Association (“LIMRA”), based on sales through September 30, 2007, we are the sixth largest issuer of individual variable life insurance in the United States and the ninth largest issuer of all individual life insurance products in the United States. In addition, according to research done by LIMRA and based on new annuity deposits through September 30, 2007, we are the second largest annuity writer in the United States.

During the period from 2003 to 2007, our first year statutory deposits for life products increased at a compound annual growth rate of approximately 6%. Life deposits represented approximately 32% and 33% of total statutory premiums and deposits for Individual in 2007 and 2006, respectively. During the period from 2003 to 2007, the statutory deposits for annuity products increased at a compound annual growth rate of approximately 10%. Annuity deposits represented approximately 68% and 67% of total statutory premiums and deposits for Individual in 2007 and 2006, respectively. Individual had $15.6 billion and $14.5 billion of total revenues, or 29% and 30% of our total revenues, in 2007 and 2006, respectively.

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

MetLife Distribution Channel.  The MetLife Distribution Channel had 6,243 agents under contract in 98 agencies at December 31, 2007 as compared to 5,968 agents under contract in 102 agencies at December 31, 2006. The career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages. Multi-cultural markets represented 36% and 35% of the MetLife Distribution Channel’s individual life sales in 2007 and 2006, respectively. The average face amount of a life insurance policy sold through the MetLife Distribution Channel was $349,000 in 2007 as compared to $313,000 in 2006.

Agents in the career agency system are full-time MetLife common law and/or statutory employees who are compensated primarily based upon sales in compliance with the limitations imposed by New York State Insurance Law Section 4228. These career agents are also eligible to receive certain benefits. Agents in the career agency system are not authorized to sell other insurers’ products without our approval. At December 31, 2007, 93% of the agents in the career agency sales force were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

From 2006 through 2007, the number of agents under contract in the MetLife Distribution Channel’s career agency sales force increased from 5,968 to 6,243. The increase in the number of agents is due to improving retention which, in turn, drives increased productivity. From 2003 through 2007, the career agency system increased productivity, with net sales credits per agent, an industry measure for agent productivity, growing at a compound annual rate of 4%.

New England Financial Distribution Channel.  The New England Financial Distribution Channel targets high net worth individuals, owners of small businesses and executives of small- to medium-sized companies. The average face amount of a life insurance policy sold through the New England Financial Distribution Channel was $572,000 in 2007 as compared to $561,000 in 2006.

At December 31, 2007, the New England Financial Distribution Channel included 46 general agencies providing support to 2,155 agents and a network of independent brokers throughout the United States. The compensation of agents who are independent contractors and general agents who have exclusive contracts with New England Financial is based on sales, although general agents are also provided with an allowance for benefits and other expenses. At December 31, 2007, 92% of New England Financial’s agents were licensed to sell one or more of the following products: variable life insurance, variable annuities and mutual funds.

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

Coverage Model.  The coverage model wholesalers sell universal life, variable universal life, traditional life, LTC and disability insurance products and related financial services to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. These agencies and individuals are independent contractors who are generally responsible for the expenses of operating their agencies, including office and overhead expenses, and the recruiting, selection, contracting, training, and development of agents and brokers in their agencies. The wholesalers direct sales and recruiting efforts from a nationwide network of regional offices. As of December 31, 2007 and 2006, the coverage model’s sales force included 16 and 25 wholesalers, respectively.

Point of Sale Model.  The point of sale model wholesalers sell universal life, variable universal life, traditional life, LTC and disability income products through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks. As of December 31, 2007 and 2006, there were 38 and 54 regional point of sale model wholesalers, respectively.

Annuity Model.  The annuity model wholesalers sell individual fixed and variable deferred annuities, as well as income annuity products through financial intermediaries, including regional broker-dealers, New York Stock Exchange (“NYSE”) brokerage firms, financial planners and banks. As of December 31, 2007 and 2006, there were 127 and 132 regional annuity model wholesalers, respectively.

Additional Distribution Channels.  The Individual segment also distributes our individual insurance and investment products through several additional affiliated distribution channels, including Walnut Street Securities, Tower Square Securities, Texas Life and MetLife Resources.

Walnut Street Securities.  Walnut Street Securities, a subsidiary of MetLife, Inc., is an affiliated broker-dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 827 independent registered representatives as of December 31, 2007.

Tower Square Securities.  Tower Square Securities, a subsidiary of MetLife, Inc., is an affiliated broker-dealer that markets variable life insurance and variable annuity products, as well as mutual funds and other securities, through 524 independent registered representatives as of December 31, 2007.

Texas Life.  Texas Life, a subsidiary of MetLife, Inc., markets whole life and universal life insurance products under the Texas Life name through 1,191 active independent insurance brokers as of December 31, 2007. These brokers are independent contractors who sell insurance for Texas Life on a non-exclusive basis. A number of MetLife career agents also market Texas Life products. Texas Life sells universal life insurance policies with low cash values that are marketed through the use of brochures, as well as payroll deduction life insurance products.

MetLife Resources.  MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 698 agents and independent brokers as of December 31, 2007. MetLife Resources targets the nonprofit, educational and healthcare markets.

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

Auto & Home

Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries (“MPC”), offers personal lines property and casualty insurance directly to employees at their employer’s worksite, as well as to individuals through a variety of retail distribution channels, including the agency distribution group, independent agents, property and casualty specialists and direct response marketing. Auto & Home primarily sells auto insurance, which represented 71% of Auto & Home’s total net earned premiums in 2007, and homeowners and other insurance, which represented 29% of Auto & Home’s total net earned premiums in 2007.

Products

Auto & Home’s insurance products include auto, homeowners, renters, condominium and dwelling, and other personal lines.

Auto Coverages.  Auto insurance policies include coverages for private passenger automobiles, utility automobiles and vans, motorcycles, motor homes, antique or classic automobiles and trailers. Auto & Home offers traditional coverages such as liability, uninsured motorist, no fault or personal injury protection and collision and comprehensive.

Homeowners and Other Coverages.  Homeowners insurance provides protection for homeowners, renters, condominium owners and residential landlords against losses arising out of damage to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. Other insurance includes personal excess liability (protection against losses in excess of amounts covered by other liability insurance policies), and coverages for recreational vehicles and boat owners.

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

Employer Worksite Programs

Auto & Home is a leading provider of auto and homeowners products offered to employees at their employer’s worksite. Net earned premiums increased by $27 million, or 3%, to $1.0 billion for the year ended December 31, 2007 as compared to the prior year. At December 31, 2007, approximately 2,100 employers offered MetLife Auto & Home products to their employees.

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

Retail Distribution Channels

We market and sell Auto & Home products through the agency distribution group, independent agents, property and casualty specialists and through a direct response channel. In recent years, we have increased the number of agency distribution group career agents and independent agents appointed to sell these products.

Agency Distribution Group Career Agency System.  The agency distribution group career agency system had approximately 1,720 agents at December 31, 2007, that sold Auto & Home insurance products, representing an 8% increase from 1,600 agents in the prior year.

Independent Agencies.  At December 31, 2007, Auto & Home maintained contracts with more than 4,500 agencies and brokers, representing a 5% increase of 200 agencies.

Property and Casualty Specialists.  At December 31, 2007, Auto & Home had 600 specialists located in 37 states as compared to 648 specialists located in 35 states in the prior year. Auto & Home’s strategy is to utilize property and casualty specialists, who are Auto & Home employees, in geographic markets that are underserved by MetLife career agents.

Other Distribution Channels.  Auto & Home also utilizes a direct response marketing channel which permits sales to be generated through sources such as target mailings, career agent referrals and the Internet.

In 2007, Auto & Home’s business was concentrated in the following states, as measured by net earned premiums: New York $375 million, or 12.7%; Massachusetts $340 million, or 11.5%; Illinois $202 million, or 6.8%; Florida $196 million, or 6.6%; Connecticut $138 million, or 4.6%; and Minnesota $114 million, or 3.8%.

Claims

At December 31, 2007, Auto & Home’s claims department included approximately 2,000 employees located in Auto & Home’s Warwick, Rhode Island home office, 11 field claim offices, 6 in-house counsel offices, drive-in inspection sites and other sites throughout the United States. These employees included claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 675,000 claims annually, principally by telephone.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. We focus on emerging markets primarily within the Latin America, Europe and Asia Pacific regions. We operate in international markets through subsidiaries and joint ventures. The acquisition of Travelers in 2005 added operations in the following markets: Australia, Belgium, Japan, Poland and the United Kingdom; as well as in markets in which we had already operated: Argentina, Brazil, Hong Kong, India and China. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability,” and “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability,” and “Quantitative and Qualitative Disclosures About Market Risk.”

Latin America

We operate in the Latin America region in the following countries: Mexico, Chile, Argentina, Brazil and Uruguay. The operations in Mexico, Chile and Argentina represented 88% of the total premiums and fees in this region for the year ended December 31, 2007. The Mexican operation is the largest life insurance company in both the individual and group businesses in Mexico. The Chilean operation is the third largest annuity company in Chile, based on market share. The Chilean operation also offers individual life insurance and group insurance products. The Argentinean operation is the second largest pension company in the market, based on employee contributions. The Argentinean operation actively markets individual life insurance, group insurance products and credit life coverage.

Europe

We operate in Europe in the following countries: the United Kingdom, Belgium, Poland and Ireland. The results of our operation in India are also included in this region. The operation in the United Kingdom represented 56% of the total premiums and fees in this region for the year ended December 31, 2007. The United Kingdom operation underwrites risk in its home market and 14 other countries across Europe, offering credit insurance and personal accident coverage.

Asia Pacific

We operate in the Asia Pacific region in the following countries: South Korea, Taiwan, Australia, Japan, Hong Kong and China. The operations in South Korea and Taiwan represented 78% of the total premiums and fees in this region for the year ended December 31, 2007. The South Korean operation offers individual life insurance, annuities, retirement & savings and non-medical health products, as well as group retirement products. The Taiwanese operation offers individual life, accident and health, personal travel insurance products and annuities, as well as group life and group accident and health insurance products. In 2007, we completed the sale of our Australia annuities and pension businesses to a third party. The Japanese operation offers fixed and guaranteed variable annuities and variable life products. The Japanese operation is not included in total premiums and fees but is included as a component of our net investment income. Also in 2007, we acquired the remaining 50% interest in a joint venture in Hong Kong resulting in the joint venture becoming a consolidated subsidiary.

Reinsurance

Our Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated (“RGA”), a publicly traded company (NYSE: RGA). At December 31, 2007, our ownership in RGA was approximately 52%.

RGA’s operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

In addition to its life reinsurance business, RGA provides reinsurance of asset-intensive products, critical illness and financial reinsurance. RGA and its predecessor, the reinsurance division of General American Life Insurance Company (“GALIC”), have been engaged in the business of life reinsurance since 1973. As of December 31, 2007, RGA had $22 billion and $2.1 trillion in consolidated assets and worldwide life reinsurance in-force, respectively.

RGA’s Products and Services

RGA’s operational segments are segregated primarily by geographic region: United States, Canada, Asia Pacific and Europe & South Africa, as well as Corporate & Other. The U.S. operations, which represented 59% of RGA’s 2007 net premiums, provide traditional life, asset-intensive products and financial reinsurance to domestic clients. Traditional life reinsurance involves RGA indemnifying another insurance company for all or a portion of the insurance risk, primarily mortality risk, it has written. Asset-intensive products primarily include the reinsurance of corporate-owned life insurance and annuities. Financial reinsurance involves assisting RGA’s clients (other insurance companies) in managing their regulatory capital or in achieving other financial goals. The Canadian operations, which represented 10% of RGA’s 2007 net premiums, primarily provide insurers with traditional life reinsurance. The Asia Pacific and Europe & South Africa operations, which represented, collectively, 31% of RGA’s 2007 net premiums, provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. Traditional life reinsurance pays upon the death of the insured and critical illness coverage provides a benefit upon the diagnosis of a pre-defined illness.

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

In establishing actuarial liabilities for life and non-medical health insurance policies and annuity contracts, we distinguish between short duration and long duration contracts. Short duration contracts generally relate to group term life, non-medical health and property and casualty insurance. Long duration contracts primarily consist of traditional whole life, guaranteed renewable term life, universal life, annuities, individual disability income and LTC.

The actuarial liability for short duration contracts consists of gross unearned premiums, the amount of the payments on pending and approved claims, and the amount of incurred but not reported claims as of the valuation date. We determine actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation for these policies.

The liability for future policy benefits for participating traditional life insurance is the net level reserve using the policy’s guaranteed mortality rates and the dividend fund interest rate or nonforfeiture interest rate, as applicable.

Actuarial liabilities for term life, non-participating whole life, individual disability income, LTC and limited pay contracts, such as single premium immediate individual annuities, structured settlement annuities and certain group pension annuities are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, we also defer the excess of the gross premium over the net premium and recognize such excess into income in a constant relationship with insurance in-force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts.

We also establish actuarial liabilities for future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), for other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for minimum benefit guarantees relating to certain annuity contracts and secondary and paid-up guarantees relating to certain life policies.

Liabilities for investment-type and universal life-type products primarily consist of policyholder account balances. Investment-type products include individual annuity contracts in the accumulation phase and certain group pension contracts that have limited or no mortality risk. Universal life-type products consist of universal and variable life contracts and contain group pension contracts. For universal life-type contracts with front-end loads, we defer the charge and amortize the unearned revenue using the product’s estimated gross profits.

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

We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism that may have an adverse impact on our business, results of operations and financial condition. Catastrophes can be caused by various events, including pandemics, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and man-made events such as terrorist attacks. Due to their nature, we cannot predict the incidence, timing, severity or amount of catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.

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

We have established senior level oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.

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

Pricing for certain products in the Institutional segment and the institutional business sold within the International segment is experience rated. We employ both prospective and retrospective experience rating. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates. Retrospective experience rating involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer for the period of time in question.

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

Reinsurance

Reinsurance is written on a facultative basis or an automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured, considering factors deemed appropriate by the reinsurer. An automatic reinsurance treaty provides that risks will be ceded on specified blocks of business where the underlying policies meet the criteria specified in the reinsurance treaty. In contrast to facultative reinsurance, the reinsurer does not approve each individual risk for automatic reinsurance. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with specified policies written by the ceding company.

Reinsurance Activity

In addition to the activity of the Reinsurance segment, which assumes insurance risk from other insurers, we cede premiums to other insurers under various agreements that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. We obtain reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so. Within the Reinsurance segment, RGA utilizes retrocessional reinsurance treaties as part of its overall mortality risk management program. In the normal course of business, RGA seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. Additionally, RGA systematically reduces its retention on certain treaties utilizing a number of retrocession arrangements whereby certain business in-force is retroceded on an automatic or facultative basis. RGA also retrocedes most of its financial reinsurance business to other insurance companies to alleviate statutory capital requirements created by this business.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event the claim is paid. However, we remain liable to our policyholders with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements. Since we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated reinsurers. Within the Reinsurance segment, RGA has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

Individual

Our life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We have historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, we reinsured up to 90% of the mortality risk for all new individual life insurance policies that we wrote through our various franchises. This practice was initiated by the different franchises for different products starting at various points in time between 1992 and 2000. During 2005, we changed our retention practices for certain individual life insurance policies. Amounts reinsured in prior years remain reinsured under the original reinsurance; however, under the new retention guidelines, we reinsure up to 90% of the mortality risk in excess of $1 million for most new individual life insurance policies that we write through our various franchises and for certain individual life policies the retention strategy remained unchanged. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of our retention limits. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. In addition, we reinsure a significant portion of the mortality risk on our individual universal life policies issued since 1983. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

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

Regulation

Insurance Regulation

Metropolitan Life Insurance Company is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands and Northern Mariana Islands. Each of the Holding Company’s other insurance subsidiaries is licensed and regulated in all U.S. and international jurisdictions where they conduct insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. The New York Insurance Law limits both the amounts of agent compensation throughout the United States, as well as the sales commissions and certain other marketing expenses that may be incurred in connection with the sale of life insurance policies and annuity contracts.

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

The National Association of Insurance Commissioners (“NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation permits accredited states to conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The New York State Department of Insurance (the “Department”), MLIC’s principal insurance regulator, has not received accreditation. Historically, the lack of accreditation has resulted from the New York legislature’s failure to adopt certain model NAIC laws. Although legislation enacted by the New York legislature in 2007 may have removed any statutory barriers to the Department pursuing accreditation, it is not certain whether the Department may seek to become accredited in the future, or whether other impediments to accreditation remain. We do not believe that the absence of this accreditation will have a significant impact upon our ability to conduct our insurance businesses.

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding compliance by the Holding Company and its insurance subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See “Legal Proceedings.”

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

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company.” The New York Insurance

Law and the regulations thereunder also restrict the aggregate amount of investments MLIC may make in non-life insurance subsidiaries, and provide for detailed periodic reporting on subsidiaries.

Guaranty Associations and Similar Arrangements.  Most of the jurisdictions in which the Company’s insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

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

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. During the three-year period ended December 31, 2007, MetLife, Inc. has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries conducted during this three-year period.

Regulatory authorities in a small number of states have had investigations or inquiries relating to MLIC’s, New England Life Insurance Company’s (“NELICO”) or GALIC’s sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. We may continue to resolve investigations in a similar manner.

Policy and Contract Reserve Sufficiency Analysis.  Annually, MetLife, Inc.’s U.S. insurance subsidiaries are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, the Company’s insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

Surplus and Capital.  The Company’s U.S. insurance subsidiaries are subject to the supervision of the regulators in each jurisdiction in which they are licensed to transact business. Regulators have discretionary authority, in connection with the continued licensing of these insurance subsidiaries, to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. See “— Risk-Based Capital.”

Risk-Based Capital (“RBC”).  Each of the Company’s U.S. insurance subsidiaries is subject to certain RBC requirements and reports their RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of these subsidiaries was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The Department has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of the Company’s insurance subsidiaries.

Regulation of Investments.  Each of the Company’s U.S. insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of the Company’s insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2007.

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

Legislative Developments.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. This act is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 (“ERISA”) on September 2, 1974. The provisions of the PPA may, over time, have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. The impact of the legislation may have a positive effect on the life insurance and financial services industries in the future. In the short-term, regulations on a number of key provisions have either been issued in proposed or final form. The final default investment regulations were issued in October 2007. Final guidance on investment advice and the selection of annuity providers for defined contribution plans is expected to be issued in 2008. As these regulations are likely to interact with one another as plan sponsors evaluate them, we cannot predict whether these regulations will be adopted as proposed, or what impact, if any, such proposals may have on our business, results of operations or financial condition.

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

Broker-Dealer and Securities Regulation

Some of the Company’s subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (“SEC”). These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Other subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are members of, and subject to, regulation by the Financial Industry Regulatory Authority (“FINRA”). Further, some of the Company’s subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and are also registered as investment advisers in various states, as applicable. Certain variable contract separate accounts sponsored by the Company’s subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.

Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance by the Holding Company and its subsidiaries with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

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

Financial Holding Company Regulation

Regulatory Agencies.  In connection with its acquisition of a federally-chartered commercial bank, MetLife, Inc. became a bank holding company and financial holding company on February 28, 2001. As such, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). In addition, the Holding Company’s banking subsidiary is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the FRB and the Federal Deposit Insurance Corporation.

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

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Capital.  MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2007, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

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

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Change of Control.  Because MetLife, Inc. is a financial holding company and bank holding company under the federal banking laws, no person may acquire control of MetLife, Inc. without the prior approval of the FRB. A change of control is conclusively presumed upon acquisitions of 25% or more of any class of voting securities and rebuttably presumed upon acquisitions of 10% or more of any class of voting securities. Further, as a result of MetLife, Inc.’s ownership of MetLife Bank, approval from the OCC would be required in connection with a change of control (generally presumed upon the acquisition of 10% or more of any class of voting securities) of MetLife, Inc.

Competition

Our management believes that competition faced by our business segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, ebusiness capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete.

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurance companies for sales representatives with demonstrated ability. We compete with other insurance companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. See “— Individual — Marketing and Distribution.” We continue to undertake several initiatives to grow our career agency force, while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial position could be materially adversely affected if we are unsuccessful in attracting and retaining agents.

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

See “— Regulation — Insurance Regulation — Legislative Developments” for information on pension plans.

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. Credit ratings represent the opinions of rating agencies regarding an issuer’s ability to repay its indebtedness. Our insurer financial strength ratings and credit ratings as of the date of this filing are listed in the tables below:

Insurer Financial Strength Ratings

Moody’s
	A.M. Best	Fitch	Investors	Standard &
	Company (1)	Ratings (2)	Service (3)	Poor’s (4)

First MetLife Investors Insurance Company	A+	N/R	N/R	AA
General American Life Insurance Company	A+	AA	Aa2	AA
MetLife Insurance Company of Connecticut	A+	AA	Aa2	AA
MetLife Investors Insurance Company	A+	AA	Aa2	AA
MetLife Investors USA Insurance Company	A+	AA	Aa2	AA
Metropolitan Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Direct Property and Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan General Insurance Company	A	N/R	N/R	N/R
Metropolitan Group Property & Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Life Insurance Company	A+	AA	Aa2	AA
Metropolitan Life Insurance Company (Short-Term Rating)	N/R	N/R	P-1	A-1+
Metropolitan Lloyds Insurance Company of Texas	A	N/R	N/R	N/R
Metropolitan Property and Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Tower Life Insurance Company	A+	N/R	Aa3	N/R
New England Life Insurance Company	A+	AA	Aa2	AA
RGA Reinsurance Company	A+	AA−	A1	AA−
RGA Life Reinsurance Company of Canada	A+	N/R	N/R	AA−
Texas Life Insurance Company	A	N/R	N/R	N/R

Credit Ratings

Moody’s
	A.M. Best	Fitch	Investors	Standard &
	Company (1)	Ratings (2)	Service (3)	Poor’s (4)

General American Life Insurance Company (Surplus Notes)	a+	N/R	A1	A+
MetLife Capital Trust II (Preferred Stock)	a−	A−	A3	BBB+
MetLife Capital Trust III (Preferred Stock)	a−	A−	A3	BBB+
MetLife Capital Trust IV (Trust Securities)	bbb+	N/R	Baa1	BBB+
MetLife Funding, Inc. (Commercial Paper)	AMB-1+	F1+	P-1	A-1+
MetLife, Inc. (Commercial Paper)	AMB-1	F1	P-1	A-1
MetLife, Inc. (Senior Unsecured)	a	A	A2	A
MetLife, Inc. (Subordinated Debt)	a−	N/R	A3	BBB+
MetLife, Inc. (Junior Subordinated Debt)	bbb+	N/R	Baa1	BBB+
MetLife, Inc. (Preferred Stock)	bbb+	A−	Baa1	BBB+
MetLife, Inc. (Noncumulative Perpetual Preferred Stock)	bbb+	A−	Baa1	BBB
Metropolitan Life Insurance Company (Surplus Notes) Open Block	a+	A+	A1	A+
Reinsurance Group of America, Incorporated (Senior Unsecured)	a−	A−	Baa1	A−
Reinsurance Group of America, Incorporated (Junior Subordinated Debt)	bbb	BBB+	Baa3	BBB−
RGA Capital Trust I (Preferred Stock)	bbb+	BBB+	Baa2	BBB

(1)	A.M. Best Company (“Best”) financial strength ratings range from “A++ (superior)” to “F (in liquidation).” Ratings of “A+” and “A” are in the “superior” and “excellent” categories, respectively.

Best’s long-term credit ratings range from “aaa (exceptional)” to “d (in default).” A “+” or “— ” may be appended to ratings from “aa” to “ccc” to indicate relative position within a category. Ratings of “a” and “bbb” are in the “strong” and “adequate” categories.

Best’s short-term credit ratings range from “AMB-1+ (strongest)” to “d (in default).”

(2)	Fitch Ratings (“Fitch”) insurer financial strength ratings range from “AAA (exceptionally strong)” to “D (distressed).” A “+” or “— ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

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

(3)	Moody’s Investors Service (“Moody’s”) insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa” is in the “excellent” category.

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

Moody’s short-term credit ratings range from “P-1 (superior)” to “NP (not prime).”

(4)	Standard & Poor’s (“S&P”) long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A “+” or “— ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

S&P short-term insurer financial strength ratings range from “A-1+ (extremely strong)” to “R (under regulatory supervision).”

S&P long-term credit ratings range from “AAA (extremely strong)” to “D (payment default).” A “+” or “— ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “A” is in the “strong” category. A rating of “BBB” has adequate protection parameters and is considered investment grade.

S&P short-term credit ratings range from “A-1+ (extremely strong)” to “D (payment default).” A rating of “A-1” is in the “strong” category.

N/R	indicates not rated.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable” or “negative” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of MLIC and the Holding Company’s other insurance subsidiaries’ financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms, and are not evaluations directed toward the protection of investors in the Holding Company’s securities. Credit ratings are opinions of each agency with respect to specific securities and contractual financial obligations and the issuer’s ability and willingness to meet those obligations when due. Neither insurer financial strength nor credit ratings are statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

A ratings downgrade (or the potential for such a downgrade) of MLIC or any of the Holding Company’s other insurance subsidiaries could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition.

Employees

At December 31, 2007, we had approximately 49,000 employees. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

Set forth below is information regarding the executive officers of MetLife, Inc. and MLIC:

C. Robert Henrikson, age 60, has been Chairman, President and Chief Executive Officer of MetLife, Inc. and MLIC since April 25, 2006. Previously, he was President and Chief Executive Officer of MetLife, Inc. and MLIC from March 1, 2006, President and Chief Operating Officer of MetLife, Inc. from June 2004, and President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. and MLIC from July 2002 to June 2004. He served as President of Institutional Business of MetLife, Inc. from September 1999 to July 2002 and President of Institutional Business of MLIC from May 1999 through June 2002. He was Senior Executive Vice President, Institutional Business, of MLIC from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of MetLife, Inc. and MLIC.

Ruth A. Fattori, age 56, has been Executive Vice President and Chief Administrative Officer of MetLife, Inc. and MLIC since January 2008. Previously, she was Executive Vice President of Human Resources for Motorola, Inc. from November 2004 to January 2008, Senior Vice President of JPMorgan Chase & Co. from April 2003 to October 2004, Executive Vice President of Conseco, Inc. from January 2001 to November 2002 and Senior Vice

President of Siemens Corporation from October 1999 to January 2001. Before joining Siemens Corporation, Ms. Fattori was Managing Director of European operations for GE Capital from June 1998 to September 1999, and served as its Vice President and Chief Quality Officer from December 1995 to June 1998. She was Vice President of Asea Brown Boveri from July 1991 to December 1995.

Steven A. Kandarian, age 55, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. and MLIC since April 2005. Previously, he was the executive director of the PBGC from 2001 to 2004. Before joining the PBGC, Mr. Kandarian was founder and managing partner of Orion Partners, LP, where he managed a private equity fund specializing in venture capital and corporate acquisitions for eight years. Mr. Kandarian is a director and Chairman of the Board of Reinsurance Group of America, Incorporated.

James L. Lipscomb, age 61, has been Executive Vice President and General Counsel of MetLife, Inc. and MLIC since July 2003. He was Senior Vice President and Deputy General Counsel from July 2001 to July 2003. Mr. Lipscomb was President and Chief Executive Officer of Conning Corporation, a former subsidiary of MLIC, from March 2000 to July 2001, prior to which he served in various senior management positions with MLIC for more than five years.

Maria R. Morris, age 45, has been Executive Vice President, Technology and Operations, of MetLife, Inc. and MLIC since January 2008. Previously, she was Executive Vice President of MLIC from December 2005 to January 2008, Senior Vice President of MLIC from October 2004 to December 2005, and Vice President of MLIC from March 1995 to October 2004.

William J. Mullaney, age 48, has been President, Institutional Business, of MetLife, Inc. and MLIC since January 2007. Previously, he was President of Metropolitan Property and Casualty Insurance Company from January 2005 to January 2007, Senior Vice President of Metropolitan Property and Casualty Insurance Company from July 2002 to December 2004, Senior Vice President, Institutional Business, of MLIC from August 2001 to July 2002, and a Vice President of MLIC for more than five years. He is a director of MetLife Bank, N.A. and MetLife Insurance Company of Connecticut.

Catherine A. Rein, age 65, has been Senior Executive Vice President of MetLife, Inc . since January 2008. Previously, she was Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. from January 2005 to January 2008, Senior Executive Vice President of MetLife, Inc. from September 1999 and President and Chief Executive Officer of Metropolitan Property and Casualty Insurance Company from March 1999 to January 2005. She has been Senior Executive Vice President of MLIC since February 1998 and was Executive Vice President from October 1989 to February 1998.

William J. Toppeta, age 59, has been President, International, of MetLife, Inc. and MLIC since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of MLIC from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of MLIC from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and President and Chief Executive Officer of its Canadian Operations from July 1993 to October 1995.

Lisa M. Weber, age 45, has been President, Individual Business, of MetLife, Inc. and MLIC since June 2004. Previously, she was Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. and MLIC from June 2001 to June 2004. She was Executive Vice President of MetLife, Inc. and MLIC from December 1999 to June 2001 and was head of Human Resources of MLIC from March 1998 to December 2003. She was Senior Vice President of MetLife, Inc. from September 1999 to November 1999 and Senior Vice President of MLIC from March 1998 to November 1999. Previously, she was Senior Vice President of Human Resources of PaineWebber Group Incorporated, where she was employed for ten years. Ms. Weber is a director of MetLife Bank, N.A. and MetLife Insurance Company of Connecticut.

William J. Wheeler, age 46, has been Executive Vice President and Chief Financial Officer of MetLife, Inc. and MLIC since December 2003, prior to which he was a Senior Vice President of MLIC from 1997 to December 2003. Previously, he was a Senior Vice President of Donaldson, Lufkin & Jenrette for more than five years. Mr. Wheeler is a director of MetLife Bank, N.A.

Trademarks

We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have the exclusive license to use the Peanuts® characters in the area of financial services and healthcare benefit services in the United States and internationally under an advertising and premium agreement with United Feature Syndicate until December 31, 2012. Furthermore, we also have a non-exclusive license to use certain Citigroup-owned trademarks in connection with the marketing, distribution or sale of life insurance and annuity products under a licensing agreement with Citigroup until June 30, 2015. We believe that our rights in our trademarks and under our Peanuts® characters license and our Citigroup license are well protected.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed-income securities, commercial mortgages and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect our results of operations, financial position and cash flows and significantly reduce our profitability.

Our results in Taiwan are highly sensitive to interest rates and other related assumptions because of the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration assets in the Taiwanese capital markets to match such long-duration liabilities. During the fourth quarter of 2006, our Taiwanese operation recorded a loss recognition adjustment (in the form of accelerated DAC amortization) of $50 million, net of income tax, due, principally, to the continued low interest rate environment. The loss recognition testing that resulted in the charge during the fourth quarter of 2006 used a current best estimate of Taiwanese interest rates of 2.1% rising to 3.5% over the next ten years and a corresponding increase in related lapse rates. If interest rates and related lapse assumptions do not improve, notwithstanding other actions we may take to reduce the impact, current estimates of future loss recognition of as much as $100 million, net of income tax, could be recognized in our results of operations in one or more future periods and additional capital may be required to be contributed to the Taiwanese operation. The results of loss recognition testing for Taiwan are inherently uncertain given the use of various assumptions and the long-term nature of the liability, and therefore, can only be reliably estimated within broad ranges which may vary significantly in future periods.

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

Financial and Economic Environment.  During 2007, the global capital markets reassessed the credit risk inherent in sub-prime mortgages. This reassessment led to a fairly broad repricing of all credit risk assets and strained market liquidity. Global central banks intervened to stabilize market conditions and protect against downside risks to economic growth. Still, market and economic conditions continued to deteriorate. The economic community’s consensus outlook of global economic growth is lower for calendar year 2008, with a sizable minority of economists forecasting a recessionary environment. The global capital markets have adjusted towards this consensus outlook, with interest rates and equity prices falling and risk spreads widening. Slow growth and recessionary periods are often associated with declining asset prices, lower interest rates, credit rating agency downgrades and increasing default losses. The global capital markets are also less liquid now than in more normal environments. Liquidity conditions impact the cost of purchasing and selling assets and, at times, the ability to purchase or sell assets. These adjustments in the global capital markets have also resulted in higher realized and expected volatility.

As expectations for global economic growth are lowered, factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of the business we conduct. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Adverse changes in the economy could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

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

Pension Plans.  On August 17, 2006, President Bush signed the PPA into law. The PPA is a comprehensive reform of defined benefit and defined contribution plan rules. While the impact of the PPA is generally expected to be positive over time, these changes may have adverse short-term effects on our business as plan sponsors may react to these changes in a variety of ways as the new rules and related regulations begin to take effect.

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

Adverse Credit Market Conditions May Significantly Affect Our Access to Capital, Cost of Capital and Ability to Meet Liquidity Needs

Disruptions, uncertainty or volatility in the credit markets may limit our access to capital which is required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenors than we prefer, or pay unattractive interest rates; thereby, increasing our interest expense, decreasing our profitability and significantly reducing our financial flexibility. Overall, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

The Performance of Our Investments Depends on Conditions that Are Outside Our Control, and Our Net Investment Income Can Vary from Period to Period

The performance of our investment portfolio depends in part upon the level of and changes in interest rates, risk spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial.

We invest a portion of our invested assets in pooled investment funds many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these type of investments in the near term.

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

Our Auto & Home business has experienced, and will likely in the future experience, catastrophe losses that may have a material adverse impact on the business, results of operations and financial condition of the Auto & Home segment. Although Auto & Home makes every effort to manage our exposure to catastrophic risks through volatility management and reinsurance programs, these efforts do not eliminate all risk. Catastrophes can be caused by various events, including pandemics, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and man-made events such as terrorist attacks. Historically, substantially all of our catastrophe-related claims have related to homeowners coverages. However, catastrophes may also affect other Auto & Home coverages. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of Hurricanes” and Note 16 of Notes to Consolidated Financial Statements.

Hurricanes and earthquakes are of particular note for our homeowners coverages. Areas of major hurricane exposure include coastal sections of the northeastern United States (including lower New York, Connecticut, Rhode Island and Massachusetts), the Gulf Coast (including Alabama, Mississippi, Louisiana and Texas) and Florida. We also have some earthquake exposure, primarily along the New Madrid fault line in the central United States and in the Pacific Northwest.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, pandemics, hurricanes, earthquakes and man-made catastrophes may produce significant damage in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Our ability to write new business could also be affected. It is possible that increases in the value, caused by the effects of inflation or other factors, and geographic concentration of insured property, could increase the severity of claims from catastrophic events in the future.

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

In addition to the financial strength ratings of the Holding Company’s insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. See “Business — Company Ratings — Credit Ratings.” A downgrade in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including increasing the cost of borrowing or adversely affecting our relationships with credit counterparties.

Rating agencies assign ratings based upon many factors, some of which relate to general economic conditions and circumstances outside of our control. In addition, rating agencies employ different models and methods to assess our financial strength and creditworthiness, and may alter these models and methods from time to time at their discretion. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

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

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2007, the fixed maturity securities of $242.2 billion in our investment portfolio represented 70.2% of our total cash and invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

Defaults on Our Mortgage and Consumer Loans May Adversely Affect Our Profitability

Our mortgage and consumer loan investments face default risk. Our mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. At December 31, 2007, our mortgage and consumer loan investments of $47.0 billion represented 13.6% of our total cash and invested assets. At December 31, 2007, loans that were either delinquent or in the process of foreclosure totaled less than 1% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition.

The Valuation of Investments May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations That May Materially Adversely Affect Our Results of Operations or Financial Condition

The fair values for public fixed maturity securities and public equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturities, fair values are estimated using present value or valuation techniques. The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates and/or rapidly widening credit spreads it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Significant period-to-period changes in value may also result. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of Our Investments Are Relatively Illiquid

We hold certain investments that, even under normal market conditions, may lack liquidity, such as privately placed fixed maturity securities; complex structured products; mortgage and consumer loans; and equity real estate, including real estate joint ventures; other limited partnership interests, and certain pooled investment funds. These asset classes represented 28% of the carrying value of our total cash and invested assets as of December 31, 2007. Under stressful capital market and economic conditions, liquidity broadly deteriorates increasing the price to purchase and sell assets and at times impacting the ability to purchase and sell assets. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. See “Business — Reinsurance Activity.” While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps with a number of counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.

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

The NAIC and several states’ legislatures have considered the need for regulations and/or laws to address agent or broker practices that have been the focus of investigations of broker compensation in the State of New York and in other jurisdictions. The NAIC adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have enacted laws similar to the NAIC amendment. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2007, which would permit an optional federal charter for insurers. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings” and Note 16 of Notes to Consolidated Financial Statements.

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

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings” and Note 16 of Notes to Consolidated Financial Statements. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in “Legal Proceedings” and Note 16 of Notes to Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2007.

MLIC and MetLife, Inc. have been named as defendants in several lawsuits brought in connection with MLIC’s demutualization in 2000. Although most of these lawsuits have been dismissed, two have been certified as nationwide class action lawsuits. MLIC and its affiliates also are currently defendants in hundreds of lawsuits raising allegations of improper marketing and sales of individual life insurance policies or annuities. These lawsuits are generally referred to as sales practices claims.

In addition, MLIC is a defendant in thousands of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. These lawsuits principally have been based upon allegations relating to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and have alleged that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty due to numerous factors. The availability of data is limited and it is difficult to predict with any certainty numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease, the jurisdiction of claims filed, tort reform efforts and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain. Accordingly, it is reasonably possible that our total exposure to asbestos claims may be greater than the liability recorded by us in our consolidated financial statements and that future charges to income may be necessary. The potential future charges could be material in particular quarterly or annual periods in which they are recorded.

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

Changes in U.S. Federal and State Securities Laws and Regulations May Affect Our Operations and Our Profitability

Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, some of MetLife, Inc.’s subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws. These subsidiaries issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts are registered with the SEC under the Securities Act. Other subsidiaries are registered with the SEC as broker-dealers under the Exchange Act, and are members of, and subject to, regulation by FINRA. Further, some of the Holding Company’s subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act, and are also registered as investment advisers in various states, as applicable.

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, as well as protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have a material adverse effect on our financial condition and results of operations. In particular, changes in the regulations governing the registration and distribution of variable insurance products, such as changes in the regulatory standards for suitability of variable annuity contracts or variable life insurance policies, could have such a material adverse effect.

Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers; Changes in Tax Laws, Tax Regulations, or Interpretations of Such Laws or Regulations Could Increase Our Corporate Taxes

Changes in tax laws could make some of our products less attractive to consumers. For example, reductions in the federal income tax that investors are required to pay on long-term capital gains and dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets away from some insurance company products, including life insurance and annuities, designed to defer taxes payable on investment returns. Because the income taxes payable on long-term capital gains and some dividends paid on stock has been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

We cannot predict whether any tax legislation impacting insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations. Furthermore, changes in tax laws, tax regulations, or interpretations of such laws or regulations could increase our corporate taxes.

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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. Federal banking authorities would also have to approve the indirect change of control of our banking operations. In addition, the Investment Company Act would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, FINRA approval would be necessary for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

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

The payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to the Holding Company if they determine that the payment could be adverse to our policyholders or contractholders. See “Business — Regulation — Insurance Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company” and Note 18 of Notes to Consolidated Financial Statements.

Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries to the Holding Company could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “— Our International Operations Face Political, Legal, Operational and Other Risks That Could Negatively Affect Those Operations or Our Profitability.”

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under MLIC’s plan of reorganization, as amended (the “Plan”), we established the MetLife Policyholder Trust (the “Trust”) to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 25, 2008, 258,577,341 shares, or 36.3%, of the outstanding shares of MetLife, Inc. common stock, are held in the Trust. Because of the number of shares held in the Trust and the voting provisions of the Trust, the Trust may affect the outcome of matters brought to a stockholder vote.

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

We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies

The Plan required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of MLIC are met. See Note 9 of Notes to Consolidated Financial Statements. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. We cannot provide assurance that the closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block will be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.

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

We Face Unforeseen Liabilities or Asset Impairments Arising from Possible Acquisitions and Dispositions of Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire.

Item 1B.	Unresolved Staff Comments

MetLife, Inc. has no unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2.	Properties

We lease approximately 685,000 rentable square feet in Long Island City, New York under a long-term lease arrangement with approximately 1,600 associates working in the Institutional, Individual and International segments, as well as Corporate & Other. We intend to relocate certain of these associates to new offices in Manhattan.

In December 2006, we signed a lease for approximately 410,000 rentable square feet in Manhattan, New York to be located on 12 floors. The term of the lease will commence during 2008 and will continue for approximately 21 years. We anticipate moving certain operations from Long Island City, New York, to Manhattan in late 2008, but we intend to continue to maintain an on-going presence in Long Island City.

In November 2006, we sold our Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York to a group led by Tishman Speyer and BlackRock Realty, the real estate arm of BlackRock, Inc., for $5.4 billion. The gain of approximately $3.0 billion is included in income from discontinued operations in the accompanying consolidated statements of income.

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

We continue to own 15 other buildings in the United States that we use in the operation of our business. These buildings contain approximately 4.2 million rentable square feet and are located in the following states: Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in approximately 570 other locations throughout the United States, and these leased facilities consist of approximately 8.4 million rentable square feet. Approximately 58% of these leases are occupied as sales offices for the Individual segment, and we use the balance for our other business activities. We also own five buildings outside the United States, comprising more than 300,000 rentable square feet. We lease approximately 2.5 million rentable square feet in various locations outside the United States. Management believes that these properties are suitable and adequate for our current and anticipated business operations.

We also own one building in Mexico that we use in the operation of our business. This building contains approximately 130,000 rentable square feet.

We arrange for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, we have arranged $700 million of annual terrorist coverage on our real estate portfolio through March 15, 2008, its annual renewal date.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. In 2007, the Company received $39 million upon the resolution of an indemnification claim associated with the 2000 acquisition of GALIC, and the Company reduced legal liabilities by $38 million after the settlement of certain cases. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below; in 2007 the Company increased legal liabilities for pending sales practices, employment, property and casualty and intellectual property litigation matters against the Company. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2007.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The actions discussed below name as defendants some or all of MLIC, the Holding Company, and individual directors. MLIC, the Holding Company, and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. On January 30, 2007, the trial court signed an order certifying a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect to a common law fraud claim. Plaintiffs and defendants have filed notices of appeal from this order. The court has directed various forms of class notice.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act and the Exchange Act in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has not yet directed the manner and form of class notice.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. MLIC has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has MLIC issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and allege that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. MLIC believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury, and factors unrelated to the ultimate legal merit of the claims asserted against MLIC. MLIC employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling litigation under appropriate circumstances.

Claims asserted against MLIC have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. MLIC’s defenses (beyond denial of certain factual allegations) include that: (i) MLIC owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of MLIC; (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions to dismiss. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.

The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2007	2006	2005
	(In millions, except number of claims)

Asbestos personal injury claims at year end	79,717	87,070	100,250
Number of new claims during the year	7,161	7,870	18,500
Settlement payments during the year (1)	$28.2	$35.5	$74.3

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2004, MLIC received approximately 23,900 new claims, ending the year with a total of approximately 108,000 claims, and paid approximately $85.5 million for settlements reached in 2004 and prior years. In 2003, MLIC received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. MLIC’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law, and its past experiences: (i) the reasonably probable and estimable liability for asbestos claims already asserted against MLIC, including claims settled but not yet paid; (ii) the reasonably probable and estimable liability for asbestos claims not yet asserted against MLIC, but which MLIC believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying MLIC’s analysis of the adequacy of its recorded liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. As previously disclosed, in 2002 MLIC increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million. MLIC regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through December 31, 2007.

The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict with any certainty the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.

The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s financial position.

During 1998, MLIC paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1.5 billion, which is in excess of a $400 million self-insured retention. The Company’s initial option to commute the excess insurance policies for asbestos-related claims arises at the end of 2008. Thereafter, the Company will have a commutation right every five years. The excess insurance policies for asbestos-related claims are also subject to annual and per claim sublimits. Amounts exceeding the sublimits during 2007, 2006 and 2005 were approximately $16 million, $8 million and $0, respectively. The Company continues to study per claim averages, and there can be no assurance as to the number and cost of claims resolved in the future, including related defense costs, and the applicability of the sublimits to these costs. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by MLIC in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company’s operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company’s liquidity.

Each asbestos-related policy contains an experience fund and a reference fund that provide for payments to MLIC at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s (“S&P”) 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2007 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $56.1 million with respect to claims for the period of 2002 through 2006 and are estimated, as of December 31, 2007, to be approximately $69.1 million in the aggregate, including future years.

Sales Practices Claims

Over the past several years, MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); GALIC; Walnut Street Securities and MetLife Securities, Inc. (“MSI”) have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

As of December 31, 2007, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

Two putative class action lawsuits involving sales practices claims are pending against MLIC in Canada. In Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998), plaintiff alleges misrepresentations regarding dividends and future payments for life insurance policies and seeks unspecified damages. In Ace Quan v. Metropolitan Life Ins. Co. (Ont. Gen. Div., filed April 1997), plaintiff alleges breach of contract and negligent misrepresentations relating to, among other things, life insurance premium payments and seeks damages, including punitive damages.

Regulatory authorities in a small number of states have had investigations or inquiries relating to MLIC’s, New England’s, GALIC’s, MSI’s or Walnut Street Securities’ sales of individual life insurance policies or annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against MLIC, New England, GALIC, MSI and Walnut Street Securities.

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions and “mass” actions, pending in Louisiana and Mississippi against Metropolitan Property and Casualty Insurance Company relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. The deadline for filing actions in Louisiana has expired. It is reasonably possible that additional actions will be filed in other states. The Company intends to continue to defend vigorously against these matters, although appropriate matters may be resolved as part of the ordinary claims adjustment process.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion for class certification has been filed and briefed. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007) has been filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The Company is vigorously defending against the claims in these matters.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and FINRA seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. Regulators also have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker Universal Life Resources. The Company has been cooperating fully with these inquiries.

In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and in January 2008, MSI received notice of the commencement of an administrative action by the Illinois Department of Securities. MSI intends to vigorously defend against the claims in this matter.

Other Litigation

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs filed a class action complaint consolidating claims from several separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated complaint alleged that the Holding Company, MLIC, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), ERISA, and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. In August and September 2007, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust and the RICO claims. In January 2008, the court issued an order granting defendants’ summary judgment motion on the ERISA claims, and in February 2008, the court dismissed the remaining state law claims on jurisdictional grounds. Plaintiffs have filed a notice of appeal of the court’s decisions. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers have sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. The district court has granted in part and denied in part the Company’s motion to dismiss. The plaintiffs filed an amended complaint, and the Company filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which has stayed the lawsuit.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs assert legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs seek rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. The Company is vigorously defending against the claims in this matter.

MLIC also has been named as a defendant in a number of welding and mixed dust lawsuits filed in various state and federal courts. The Company is continuing to vigorously defend against these claims.

Summary

Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted previously in connection with specific matters. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the NYSE under the symbol “MET” on April 5, 2000.

The following table presents high and low closing prices for the common stock on the NYSE for the periods indicated:

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$65.92	$69.04	$69.92	$70.87
Low	$59.01	$63.15	$59.62	$60.46

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$51.98	$53.19	$57.23	$59.83
Low	$48.14	$48.37	$49.65	$56.23

As of February 25, 2008, there were 87,071 stockholders of record of common stock.

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions,
			except per share data)

October 23, 2007	November 6, 2007	December 14, 2007	$0.74	$541
October 24, 2006	November 6, 2006	December 15, 2006	$0.59	$450
October 25, 2005	November 7, 2005	December 15, 2005	$0.52	$394

Future common stock dividend decisions will be determined by the Company’s Board of Directors after taking into consideration factors such as our current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. Furthermore, the payment of dividends and other distributions to the Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Business — Regulation — Insurance Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Dividends” and Note 18 of Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended December 31, 2007 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under
Period	Purchased (1)	Paid per Share	or Programs (2)	the Plans or Programs

October 1-October 31, 2007	1,026	$68.52	—	$1,241,566,413
November 1-November 30, 2007	11,576,793	$63.17	11,559,803	$510,735,127
December 1-December 31, 2007	21,087	$62.45	—	$510,735,127

Total	11,598,906	$63.17	11,559,803	$510,735,127

(1)	During the periods October 1 — October 31, 2007, November 1 — November 30, 2007 and December 1 — December 31, 2007, separate account affiliates of the Company purchased 1,026 shares, 16,990 shares and 21,087 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company other than through a publicly announced plan or program.

(2)	In February 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. In September 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized in February 2007. At December 31, 2007, $511 million remained under the September 2007 program. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

In December 2007, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6,646,692 shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also, in January 2008, the bank delivered 1,043,530 additional shares of the Company’s common stock to the Company resulting in a total of 7,690,222 shares being repurchased under the agreement. At December 31, 2007, the Company recorded the obligation to pay $450 million to the bank as a reduction of additional paid-in capital. Upon settlement with the bank, the Company increased additional paid-in capital and reduced treasury stock. As no settlement occurred prior to December 31, 2007, the impact of this accelerated common stock repurchase agreement was not reflected in the table above.

In November 2007, the Company repurchased 11,559,803 shares of its outstanding common stock at an initial cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Company from third parties and purchased the common stock in the open market to return to such third parties. Also, in November 2007, the Company received a cash adjustment of $19 million based on the trading price of the common stock during the repurchase period, for a final purchase price of $731 million. The Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

In March 2007, the Company repurchased 11,895,321 shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Company from third parties and purchased common stock in the open market to return to such third parties. In June 2007, the Company paid a cash adjustment of $17 million for a final purchase price of $767 million. The Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

In December 2006, the Company repurchased 3,993,024 shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Uses — Share Repurchase” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events” for further information relating to common stock repurchases subsequent to December 31, 2007.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of income data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 have been derived from the Company’s audited financial statements included elsewhere herein. The statement of income data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from the Company’s audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein. Some previously reported amounts have been reclassified to conform with the presentation at and for the year ended December 31, 2007.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Statement of Income Data (1)
Revenues (2) (3):
Premiums	$27,895	$26,412	$24,860	$22,200	$20,575
Universal life and investment-type product policy fees	5,311	4,780	3,828	2,867	2,495
Net investment income	19,006	17,082	14,756	12,261	11,373
Other revenues	1,533	1,362	1,271	1,198	1,199
Net investment gains (losses)	(738)	(1,382)	(86)	175	(551)

Total revenues	53,007	48,254	44,629	38,701	35,091

Expenses (2) (3):
Policyholder benefits and claims	27,828	26,431	25,506	22,662	20,811
Interest credited to policyholder account balances	5,741	5,171	3,887	2,997	3,035
Policyholder dividends	1,726	1,701	1,679	1,666	1,731
Other expenses	11,673	10,783	9,264	7,813	7,168

Total expenses	46,968	44,086	40,336	35,138	32,745

Income from continuing operations before provision for income tax	6,039	4,168	4,293	3,563	2,346
Provision for income tax (2)	1,759	1,097	1,222	991	580

Income from continuing operations	4,280	3,071	3,071	2,572	1,766
Income from discontinued operations, net of income tax (2)	37	3,222	1,643	272	477

Income before cumulative effect of a change in accounting, net of income tax	4,317	6,293	4,714	2,844	2,243
Cumulative effect of a change in accounting, net of income tax (3)	—	—	—	(86)	(26)

Net income	4,317	6,293	4,714	2,758	2,217
Preferred stock dividends	137	134	63	—	—
Charge for conversion of company-obligated mandatorily redeemable securities of a subsidiary trust	—	—	—	—	21

Net income available to common shareholders	$4,180	$6,159	$4,651	$2,758	$2,196

	December 31,
	2007	2006	2005	2004	2003
	(In millions)

Balance Sheet Data (1)
Assets:
General account assets	$398,403	$383,350	$353,776	$270,039	$251,085
Separate account assets	160,159	144,365	127,869	86,769	75,756

Total assets (2)	$558,562	$527,715	$481,645	$356,808	$326,841

Liabilities:
Life and health policyholder liabilities (4)	$278,246	$267,146	$257,258	$193,612	$177,947
Property and casualty policyholder liabilities (4)	3,324	3,453	3,490	3,180	2,943
Short-term debt	667	1,449	1,414	1,445	3,642
Long-term debt	9,628	9,129	9,489	7,412	5,703
Collateral financing arrangements	5,732	850	—	—	—
Junior subordinated debt securities	4,474	3,780	2,533	—	—
Payables for collateral under securities loaned and other transactions	44,136	45,846	34,515	28,678	27,083
Other	17,017	17,899	15,976	12,888	12,618
Separate account liabilities	160,159	144,365	127,869	86,769	75,756

Total liabilities (2)	523,383	493,917	452,544	333,984	305,692

Stockholders’ Equity
Preferred stock, at par value	1	1	1	—	—
Common stock, at par value	8	8	8	8	8
Additional paid-in capital	17,098	17,454	17,274	15,037	14,991
Retained earnings (5)	19,884	16,574	10,865	6,608	4,193
Treasury stock, at cost	(2,890)	(1,357)	(959)	(1,785)	(835)
Accumulated other comprehensive income (6)	1,078	1,118	1,912	2,956	2,792

Total stockholders’ equity	35,179	33,798	29,101	22,824	21,149

Total liabilities and stockholders’ equity	$558,562	$527,715	$481,645	$356,808	$326,841

	Years Ended December 31,
	2007	2006	2005	2004	2003

Other Data (1)
Net income available to common shareholders	$4,180	$6,159	$4,651	$2,758	$2,196
Return on common equity (7)	13.0%	21.9%	18.5%	12.5%	11.4%
Return on common equity, excluding accumulated other comprehensive income	13.2%	22.6%	20.4%	14.4%	13.0%
EPS Data (1)
Income from Continuing Operations Available to Common Shareholders Per Common Share
Basic	$5.57	$3.85	$4.02	$3.43	$2.36
Diluted	$5.44	$3.81	$3.98	$3.41	$2.34
Income (loss) from Discontinued Operations Per Common Share
Basic	$0.05	$4.24	$2.19	$0.35	$0.65
Diluted	$0.04	$4.18	$2.18	$0.35	$0.64
Cumulative Effect of a Change in Accounting Per Common Share (3)
Basic	$—	$—	$—	$(0.11)	$(0.04)
Diluted	$—	$—	$—	$(0.11)	$(0.04)
Net Income Available to Common Shareholders Per Common Share
Basic	$5.62	$8.09	$6.21	$3.67	$2.97
Diluted	$5.48	$7.99	$6.16	$3.65	$2.94
Dividends Declared Per Common Share	$0.74	$0.59	$0.52	$0.46	$0.23

(1)	On July 1, 2005, the Company acquired Travelers. The 2005 selected financial data includes total revenues and total expenses of $966 million and $577 million, respectively, from the date of the acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Dispositions.”

(2)	Discontinued Operations:

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Investment income	$59	$276	$435	$690	$763
Investment expense	(43)	(182)	(273)	(418)	(452)
Net investment gains (losses)	13	4,795	2,125	146	420

Total revenues	29	4,889	2,287	418	731
Interest expense	—	—	—	13	4
Provision for income tax	11	1,727	813	143	266

Income from discontinued operations, net of income tax	$18	$3,162	$1,474	$262	$461

Operations

In September 2007, September 2005 and January 2005, the Company sold its MetLife Insurance Limited (“MetLife Australia”) annuities and pension businesses, P.T. Sejahtera (“MetLife Indonesia”) and SSRM Holdings, Inc. (“SSRM”), respectively. In accordance with SFAS 144, the assets, liabilities and operations of MetLife Indonesia, SSRM and MetLife Australia have been reclassified into discontinued operations for all years presented. The following tables present these discontinued operations:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Revenues	$71	$100	$74	$333	$235
Expenses	58	89	89	310	206

Income before provision for income tax	13	11	(15)	23	29
Provision for income tax	4	3	(2)	13	13

Income (loss) from discontinued operations, net of income tax	9	8	(13)	10	16

Net investment gains, net of income tax	10	52	182	—	—

Income from discontinued operations, net of income tax	$19	$60	$169	$10	$16

		December 31,
		2006	2005	2004	2003
		(In millions)

General account assets		$1,563	$1,621	$410	$210

Total assets		$1,563	$1,621	$410	$210

Life and health policyholder liabilities (4)		$1,595	$1,622	$24	$17
Short-term debt		—	—	19	—
Other		—	—	225	73

Total liabilites		$1,595	$1,622	$268	$90

(3)	The cumulative effect of a change in accounting, net of income tax, of $86 million for the year ended December 31, 2004, resulted from the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The cumulative effect of a change in accounting, net of income tax, of $26 million for the year ended December 31, 2003, resulted from the adoption of SFAS No. 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments.

(4)	Policyholder liabilities include future policy benefits, other policyholder funds and bank deposits. The life and health policyholder liabilities also include policyholder account balances, policyholder dividends payable and the policyholder dividend obligation.

(5)	The cumulative effect of changes in accounting, net of income tax, of $329 million, which decreased retained earnings at January 1, 2007, resulted from $292 million related to the adoption of SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, and $37 million related to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.

(6)	The cumulative effect of a change in accounting, net of income tax, of $744 million resulted from the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and decreased accumulated other comprehensive income at December 31, 2006.

(7)	Return on common equity is defined as net income available to common shareholders divided by average common stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the forward-looking statement information included below, “Risk Factors,” “Selected Financial Data” and the Company’s consolidated financial statements included elsewhere herein.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults, and changes to investment valuations; (iv) unanticipated changes in industry trends; (v) catastrophe losses; (vi) ineffectiveness of risk management policies and procedures; (vii) changes in accounting standards, practices and/or policies; (viii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiv) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (xv) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (xvi) economic, political, currency and other risks relating to the Company’s international operations; (xvii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xviii) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xix) other risks and uncertainties described from time to time in MetLife’s filings with the U.S. Securities and Exchange Commission (“SEC”).

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

The management’s discussion and analysis which follows isolates, in order to be meaningful, the results of the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from

Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”) in the period over period comparison as the Travelers acquisition was not included in the results of the Company until July 1, 2005. The Travelers’ amounts which have been isolated represent the results of the Travelers legal entities which have been acquired. These amounts represent the impact of the Travelers acquisition; however, as business currently transacted through the acquired Travelers legal entities is transitioned to legal entities already owned by the Company, some of which has already occurred, the identification of the Travelers legal entity business will not necessarily be indicative of the impact of the Travelers acquisition on the results of the Company.

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

Year ended December 31, 2007 compared with the year ended December 31, 2006

The Company reported $4,180 million in net income available to common shareholders and earnings per diluted common share of $5.48 for the year ended December 31, 2007 compared to $6,159 million in net income available to common shareholders and earnings per diluted common share of $7.99 for the year ended December 31, 2006. Net income available to common shareholders decreased by $1,979 million, or 32%, for the year ended December 31, 2007 compared to the 2006 period.

The decrease in net income available to common shareholders was primarily due to a decrease in income from discontinued operations of $3,185 million, net of income tax. This decrease in income from discontinued operations was principally driven by a gain of $3 billion, net of income tax, on the sale of the Peter Cooper Village and Stuyvesant Town properties in Manhattan, New York, that was recognized during the year ended December 31, 2006. Also contributing to the decrease was lower net investment income and net investment gains (losses) from discontinued operations related to real estate properties sold or held-for-sale during the year ended December 31, 2007 as compared to the year ended December 31, 2006. In addition, there was lower income from discontinued operations related to the sale of MetLife Insurance Limited (“MetLife Australia”) annuities and pension businesses to a third party in the third quarter of 2007 and lower income from discontinued operations related to the sale of SSRM Holdings, Inc. (“SSRM”) resulting from a reduction in additional proceeds from the sale received during the year ended December 31, 2007 as compared to the year December 31, 2006.

An increase in other expenses of $579 million, net of income tax, decreased net income available to common shareholders. The increase in other expenses was primarily due to higher DAC amortization resulting from business growth, lower net investment losses in the current year and the net impact of revisions to management’s assumption used to determine estimated gross profits and margins in both years. In addition, other expenses increased due to higher compensation, higher interest expense on debt and interest on tax contingencies, higher minority interest expense, the net impact of revisions to certain liabilities in both periods, asset write-offs, higher general spending and expenses related to growth initiatives, partially offset by lower legal costs and integration costs incurred in the prior year.

An increase in interest credited to policyholder account balances associated with an increase in the average policyholder account balance decreased net income available to common shareholders by $371 million, net of income tax.

Partially offsetting the decrease in net income available to common shareholders was an increase in net investment income of $1,251 million, net of income tax, primarily due to an increase in the average asset base and an increase in yields. Growth in the average asset base was primarily within fixed maturity securities, mortgage loans, real estate joint ventures, and other limited partnership interests. Higher yields was primarily due to higher returns on fixed maturity securities, other limited partnership interests excluding hedge funds, equity securities and improved securities lending results, partially offset by lower returns on real estate joint ventures, cash, cash equivalents and short-term investments, hedge funds and mortgage loans. Management anticipates that investment income and the related yields on other limited partnership interests may decline during 2008 due to increased volatility in the equity and credit markets during 2007.

Additionally, there was a decrease in net investment losses of $419 million, net of income tax, primarily due to a reduction of losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, increased gains from asset-based foreign currency transactions due to a decline in the U.S. dollar year over year against several major currencies and increased gains on equity securities, partially offset by increased losses from the mark-to-market on derivatives and reduced gains on real estate and real estate joint ventures.

The net effect of increases in premiums, fees and other revenues of $1,420 million, net of income tax, across all of the Company’s operating segments and increases in policyholder benefit and claims and policyholder dividends of $924 million, net of income tax, was attributable to overall business growth and increased net income available to common shareholders.

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

Income from discontinued operations consisted of net investment income and net investment gains related to real estate properties that the Company had classified as available-for-sale or had sold and, for the years ended December 31, 2006 and 2005, the operations and gain upon disposal from the sale of SSRM on January 31, 2005 and for the year ended December 31, 2005, the operations of P.T. Sejahtera (“MetLife Indonesia”) which was sold on September 29, 2005. Income from discontinued operations, net of income tax, increased by $1,579 million, or 96%, to $3,222 million for the year ended December 31, 2006 from $1,643 million for the comparable 2005 period. This increase was primarily due to a gain of $3 billion, net of income tax, on the sale of the Peter Cooper Village and Stuyvesant Town properties in Manhattan, New York, as well as a gain of $32 million, net of income tax, related to the sale of SSRM during the year ended December 31, 2006. This increase was partially offset by gains during the year ended December 31, 2005 including $1,193 million, net of income tax, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, as well as gains on the sales of SSRM and MetLife Indonesia of $177 million and $10 million, respectively, both net of income tax. In addition, there was lower net investment income and net investment gains from discontinued operations related to other real estate properties sold or held-for-sale during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Net investment losses increased by $842 million, net of income tax, to a loss of $898 million, net of income tax, for the year ended December 31, 2006 from a loss of $56 million, net of income tax, for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed a loss of $191 million, net of income tax, during the first six months of 2006 to the year over year increase, net investment losses increased by $651 million. The increase in net investment losses was due to a combination of losses from the mark-to-market on derivatives and foreign currency transaction losses during 2006, largely driven by increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the euro and pound sterling.

Dividends on the Holding Company’s Series A preferred shares and Series B preferred shares (“Preferred Shares”) issued in connection with financing the acquisition of Travelers increased by $71 million, to $134 million for the year ended December 31, 2006, from $63 million for the comparable 2005 period, as the preferred stock was issued in June 2005.

The remainder of the increase of $334 million in net income available to common shareholders for the year ended December 31, 2006 compared to the 2005 period was primarily due to an increase in premiums, fees and other revenues attributable to continued business growth across all of the Company’s operating segments. Also contributing to the increase was higher net investment income primarily due to an overall increase in the asset base, an increase in fixed maturity security yields, improved results on real estate and real estate joint ventures, mortgage loans, and other limited partnership interests, as well as higher short-term interest rates on cash equivalents and short-term investments. These increases were partially offset by a decline in net investment income from securities lending results, and bond and commercial mortgage prepayment fees. Favorable underwriting results for the year ended December 31, 2006 were partially offset by a decrease in net interest margins. These increases were partially offset by an increase in expenses primarily due to higher interest expense on debt, increased general spending, higher compensation and commission costs and higher expenses related to growth initiatives and information technology projects, partially offset by a reduction in Travelers’ integration expenses, principally corporate incentives.

Acquisitions and Dispositions

On August 31, 2007, MetLife Australia completed the sale of its annuities and pension businesses to a third party for $25 million in cash consideration, resulting in a gain upon disposal of $41 million, net of income tax, which was adjusted in the fourth quarter of 2007 for additional transaction costs. The Company reclassified the assets and liabilities of the annuities and pension businesses within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $59 million, net of income tax, for the year ended December 31, 2007, because the Company no longer had the intent to hold such securities.

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

On September 29, 2005, the Company completed the sale of MetLife Indonesia to a third party, resulting in a gain upon disposal of $10 million, net of income tax. As a result of this sale, the Company recognized income (loss) from discontinued operations of $5 million, net of income tax, for the year ended December 31, 2005. The Company reclassified the operations of MetLife Indonesia into discontinued operations for all years presented.

On September 1, 2005, the Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC, which is primarily involved in the distribution of annuity products and retirement plans to the education, healthcare, and not-for-profit markets, for $56 million, of which $2 million was allocated to goodwill and $54 million to other identifiable intangibles, specifically the value of customer relationships acquired, which have a weighted average amortization period of 16 years. CitiStreet Associates was integrated with MetLife Resources, a focused distribution channel of MetLife, which is dedicated to provide retirement plans and financial services to the same markets.

On July 1, 2005, the Company completed the acquisition of Travelers for $12.1 billion. The results of Travelers’ operations were included in the Company’s financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company’s core insurance and annuity products and expanded the Company’s presence in both the retirement & savings’ domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide the Company with one of the broadest distribution networks in the industry.

The initial consideration paid in 2005 by the Company for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Holding Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. Additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006 as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred stock. See “— Liquidity and Capital Resources — The Holding Company — Liquidity Sources.”

On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income tax, in the second quarter of 2006 and $12 million, net of income tax, in the fourth quarter of 2005 due to the retention of these specific customer accounts. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement. In the fourth quarter of 2007, the Company accrued a liability for $2 million, net of income tax, related to the termination of certain MetLife-related business. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable.

See “— Subsequent Events” for information on the Company’s acquisitions subsequent to December 31, 2007.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial and Economic Environment.  During 2007, the global capital markets reassessed the credit risk inherent in sub-prime mortgages. This reassessment led to a fairly broad repricing of all credit risk assets and strained market liquidity. Global central banks intervened to stabilize market conditions and protect against downside risks to economic growth. Still, market and economic conditions continued to deteriorate. The economic community’s consensus outlook of global economic growth is lower for calendar year 2008, with a sizable minority of economists forecasting a recessionary environment. The global capital markets have adjusted towards this consensus outlook, with interest rates and equity prices falling and risk spreads widening. Slow growth and recessionary periods are often associated with declining asset prices, lower interest rates, credit rating agency downgrades and increasing default losses. The global capital markets are also less liquid now than in more normal environments. Liquidity conditions impact the cost of purchasing and selling assets and, at times, the ability to purchase or sell assets. These adjustments in the global capital markets have also resulted in higher realized and expected volatility.

As expectations for global economic growth are lowered, factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of the business we conduct. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Adverse changes in the economy could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition.

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

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. The PPA is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 (“ERISA”) on September 2, 1974. The provisions of the PPA may, over time, have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. The impact of the legislation may have a positive effect on the life insurance and financial services industries in the future.

Impact of Hurricanes

On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama, causing catastrophic damage to these coastal regions. MetLife’s cumulative gross losses from Hurricane Katrina were $314 million, $333 million and $335 million at December 31, 2007, 2006 and 2005, respectively, primarily arising from the Company’s homeowners business. During the years ended December 31, 2007, 2006 and 2005, the Company recognized net losses, net of income tax and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments related to the catastrophe, of ($13) million, ($2) million and $134 million, respectively.

On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. MetLife’s cumulative gross losses from Hurricane Wilma were $66 million, $64 million and $57 million at December 31, 2007, 2006 and 2005, respectively, primarily arising from the Company’s homeowners and automobile businesses. During the years ended December 31, 2006 and 2005, the Company’s Auto & Home segment recognized net losses, net of income tax and reinsurance recoverables, of ($3) million and $32 million, respectively, related to Hurricane Wilma. The Company did not recognize any loss during the year ended December 31, 2007, related to Hurricane Wilma.

Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent upon the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Louisiana and Mississippi challenging denial of claims for damages caused to property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company is a named party in some of these lawsuits. In addition, rulings in cases in which Metropolitan Property and Casualty Insurance Company is not a party may affect interpretation of its policies. Metropolitan Property and Casualty Insurance Company intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company’s hurricane-related claim exposure and losses. Based on information known by management, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company’s consolidated financial statements.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investments;

(iv)	the application of the consolidation rules to certain investments;

(v)	the fair value of and accounting for derivatives;

(vi)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(vii)	the measurement of goodwill and related impairment, if any;

(viii)	the liability for future policyholder benefits;

(ix)	accounting for income taxes and the valuation of deferred tax assets;

(x)	accounting for reinsurance transactions;

(xi)	accounting for employee benefit plans; and

(xii)	the liability for litigation and regulatory matters.

The application of purchase accounting requires the use of estimation techniques in determining the fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

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

(vii)	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

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

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

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

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts. The Company uses derivatives primarily to manage various risks. The risks being managed are variability in cash flows or changes in fair values related to financial instruments and currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and engages in certain reinsurance contracts that have embedded derivatives.

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

Additionally, there is a risk that embedded derivatives requiring bifurcation may not be identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of approximately $95 million with an offset to the Company’s unearned revenue liability of approximately $20 million for this factor.

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

The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions during the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
	(In millions)

Investment return	$100	$192
Expense	(53)	45
In-force/Persistency	17	(7)
Policyholder dividends and other	(55)	(39)

Total	$9	$191

As of December 31, 2007 and 2006, DAC and VOBA for the Individual segment were $14.2 billion and $14.0 billion, respectively, and for the total Company were $21.5 billion and $20.8 billion, respectively.

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

Liability for Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected future benefits to be paid, reduced by the present value of expected future premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

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

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

As described more fully in “— Adoption of New Accounting Pronouncements”, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. Under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

Employee Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer pension and other postretirement plans covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its external consulting actuarial firm, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data, and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including the Company’s asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables that can affect liability estimates. The data and variables that impact the assumptions used to estimate the Company’s asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against the Company when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues
Premiums	$27,895	$26,412	$24,860
Universal life and investment-type product policy fees	5,311	4,780	3,828
Net investment income	19,006	17,082	14,756
Other revenues	1,533	1,362	1,271
Net investment gains (losses)	(738)	(1,382)	(86)

Total revenues	53,007	48,254	44,629

Expenses
Policyholder benefits and claims	27,828	26,431	25,506
Interest credited to policyholder account balances	5,741	5,171	3,887
Policyholder dividends	1,726	1,701	1,679
Other expenses	11,673	10,783	9,264

Total expenses	46,968	44,086	40,336

Income from continuing operations before provision for income tax	6,039	4,168	4,293
Provision for income tax	1,759	1,097	1,222

Income from continuing operations	4,280	3,071	3,071
Income from discontinued operations, net of income tax	37	3,222	1,643

Net income	4,317	6,293	4,714
Preferred stock dividends	137	134	63

Net income available to common shareholders	$4,180	$6,159	$4,651

Year ended December 31, 2007 compared with the year ended December 31, 2006 — The Company

Income from Continuing Operations

Income from continuing operations increased by $1,209 million, or 39%, to $4,280 million for the year ended December 31, 2007 from $3,071 million for the comparable 2006 period.

The following table provides the change from the prior year in income from continuing operations by segment:

		% of Total
	$ Change	$ Change
	(In millions)

International	$472	39%
Institutional	314	26
Corporate & Other	278	23
Individual	110	9
Auto & Home	20	2
Reinsurance	15	1

Total change, net of income tax	$1,209	100%

The increase in the International segment’s income from continuing operations was primarily attributable to the following factors:

•	An increase in Argentina’s income from continuing operations primarily due to a net reduction of liabilities resulting from pension reform, a reduction in claim liabilities resulting from experience reviews in both the current and prior years, higher premiums resulting from higher pension contributions attributable to higher participant salaries, higher net investment income resulting from capital contributions in the prior year, and a smaller increase in market indexed policyholder liabilities without a corresponding decrease in net investment income, partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation, an increase in retention incentives related to pension reform, as well as lower trading portfolio income. Argentina also benefited, in both the current and prior years, from the utilization of tax loss carryforwards against which valuation allowances had been previously established.

•	Mexico’s income from continuing operations increased primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on invested assets supporting those liabilities relative to the prior year, the favorable impact of experience refunds during the first quarter of 2007, a reduction in claim liabilities resulting from an experience review and the unfavorable impact in the prior year resulting from an adjustment to experience refunds in its institutional business, a year over year decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, a decrease in liabilities based on a review of outstanding remittances, and growth in its institutional and universal life businesses. These increases in Mexico’s income from continuing operations were partially offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits, the favorable impact in the prior year associated with a large group policy that was not renewed, a decrease in various one-time revenue items, lower investment yields, the favorable impact in the prior year of liabilities related to employment matters that were reduced, and the benefit in the prior year from the elimination of liabilities for pending claims determined to be invalid.

•	Taiwan’s income from continuing operations increased primarily driven by an increase due to higher DAC amortization in the prior year resulting from a loss recognition adjustment and restructuring costs, partially offset by the favorable impact of liability refinements in the prior year, as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006.

•	Brazil’s income from continuing operations increased due to the unfavorable impact of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business and an increase in litigation liabilities in the prior year, the unfavorable impact of the reversal of a tax credit in the prior year, as well as growth of the in-force business.

•	Ireland’s income from continuing operations increased primarily due to the utilization of net operating losses for which a valuation allowance had been previously established, higher investment income, partially offset by higher start-up expenses and currency transaction losses.

•	Japan’s income from continuing operations increased due to improved hedge results and business growth, partially offset by the impact of foreign currency transaction losses.

•	Hong Kong’s income from continuing operations increased due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation, as well as business growth.

•	Chile’s income from continuing operations increased primarily due to growth of the in-force business, higher joint venture income and higher returns on inflation indexed securities, partially offset by higher compensation, infrastructure and marketing expenses.

•	Income from continuing operations increased in the United Kingdom due to a reduction of claim liabilities resulting from an experience review, offset by an unearned premium calculation refinement.

•	Australia’s income from continuing operations increased due to growth of the in-force business and changes in foreign currency exchange rates.

•	These increases in income from continuing operations were partially offset by a decrease in the home office due to higher economic capital charges and investment expenses, an increase in contingent tax expenses in the current year, as well as higher spending due to growth and initiatives, partially offset by the elimination of certain intercompany expenses previously charged to the International segment, and a tax benefit associated with a prior year income tax expense related to a revision of an estimate.

•	India’s income from continuing operations decreased primarily due to headcount increases and growth initiatives, as well as the impact of valuation allowances established against losses in both years.

•	South Korea’s income from continuing operations decreased due to a favorable impact in the prior year associated with the implementation of a more refined reserve valuation system, as well as additional expenses in the current year associated with growth and infrastructure initiatives, partially offset by continued growth and lower DAC amortization, both in the variable universal life business.

The Institutional segment’s income from continuing operations increased primarily due to lower net investment losses, an increase in interest margins, an increase in underwriting results, the impact of revisions to certain expenses in both periods, partially offset by higher expenses due to an increase in non-deferrable volume-related and corporate support expenses and an increase in DAC amortization resulting from the ongoing implementation of Statement of Position (“‘SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the current year.

Corporate & Other’s income from continuing operations increased primarily due to higher net investment income, lower net investment losses, lower corporate expenses, higher other revenues, integration costs incurred in the prior year, and lower legal costs, partially offset by a decrease in tax benefits, higher interest expense on debt, higher interest on tax contingencies, and higher interest credited to bankholder deposits.

The Individual segment’s income from continuing operations increased primarily due to a decrease in net investment losses, higher fee income from separate account products, higher net investment income on blocks of business not driven by interest margins and an increase in interest margins, partially offset by higher DAC amortization, unfavorable underwriting results in life products, higher general expenses, the impact of revisions to certain liabilities in both years, the write-off of a receivable in the current year, an increase in the closed block-related policyholder dividend obligation, higher annuity benefits, an increase in policyholder dividends and an increase in interest credited to policyholder account balances.

The Auto & Home segment’s income from continuing operations increased primarily due to an increase in premiums and other revenues, an increase in net investment income, an increase in net investment gains and a decrease in other expenses. These were partially offset by losses related to higher claim frequencies, higher earned exposures, higher losses due to severity, an increase in unallocated claims adjusting expenses and an increase from a reduction in favorable development of prior year losses, partially offset by a decrease in catastrophe losses, which included favorable development of prior year catastrophe reserves, all of which are related to policyholder benefits and claims. Also offsetting the increase in income from continuing operations was a decrease in average earned premium per policy and an increase in catastrophe reinsurance costs.

The Reinsurance segment’s income from continuing operations increased primarily due to an increase in premiums due to additional business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business, an increase in net investment income due to growth in the asset base, an increase in other revenues and a decrease in other expenses, partially offset by an increase in net investment losses which was primarily due to a decrease in the fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $2,185 million, or 7%, to $34,739 million for the year ended December 31, 2007 from $32,554 million for the comparable 2006 period.

The following table provides the change from the prior year in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$594	27%
Reinsurance	573	26
International	560	26
Individual	364	17
Auto & Home	65	3
Corporate & Other	29	1

Total change	$2,185	100%

The growth in the Institutional segment was primarily due to increases in the non-medical health & other and group life businesses. The non-medical health & other business increased primarily due to growth in the dental, disability, accidental death & dismemberment (“AD&D”) and individual disability insurance (“IDI”) businesses. Partially offsetting these increases is a decrease in the long-term care (“LTC”) business, net of a decrease resulting from a shift to deposit liability-type contracts in the current year, partially offset by growth in the business. The group life business increased primarily due to business growth in term life and increases in corporate-owned life insurance and life insurance sold to postretirement benefit plans. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decrease in retirement & savings was primarily due to a decrease in structured settlement and pension closeout premiums, partially offset by an increase in other products.

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA’s operating segments. In addition, other revenues increased due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

The growth in the International segment was primarily due to the following factors:

•	An increase in Mexico’s premiums, fees and other revenues due to higher fees and growth in its institutional and universal life businesses, a decrease in experience refunds during the first quarter of 2007 on Mexico’s institutional business, as well as the adverse impact in the prior year of an adjustment for experience refunds on Mexico’s institutional business, offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits and various one-time revenue items which benefited both the current and prior years.

•	Premiums, fees and other revenues increased in Hong Kong primarily due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation as well as business growth.

•	Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales, higher institutional premiums from its traditional and bank distribution channels, and the decrease in the prior year resulting from management’s decision not to match aggressive pricing in the marketplace.

•	South Korea’s premiums, fees and other revenues increased primarily due to higher fees from growth in its guaranteed annuity and variable universal life businesses.

•	Brazil’s premiums, fees and other revenues increased due to changes in foreign currency exchange rates and business growth.

•	Premiums, fees and other revenues increased in Japan due to an increase in reinsurance assumed.

•	Australia’s premiums, fees and other revenues increased primarily due to growth in the institutional and reinsurance business in-force, an increase in retention levels and changes in foreign currency exchange rates.

•	Argentina’s premiums, fees and other revenues increased due to higher pension contributions resulting from higher participant salaries and a higher salary threshold subject to fees and growth in bancassurance, offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation.

•	Taiwan’s and India’s premiums, fees and other revenues increased primarily due to business growth.

These increases in premiums, fees and other revenues were partially offset by a decrease in the United Kingdom due to an unearned premium calculation refinement, partially offset by changes in foreign currency exchange rates.

The growth in the Individual segment was primarily due to higher fee income from variable life and annuity and investment-type products and growth in premiums from other life products, partially offset by a decrease in immediate annuity premiums and a decline in premiums associated with the Company’s closed block business, in line with expectations.

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures, an increase in various voluntary and involuntary programs, and a change in estimate on auto rate refunds due to a regulatory examination, as well as an increase in other revenues primarily due to slower than anticipated claim payments in 2006. These increases were partially offset by a reduction in average earned premium per policy, and an increase in catastrophe reinsurance costs.

The increase in Corporate & Other was primarily related to the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“GALIC”), partially offset by an adjustment of surrender values on corporate-owned life insurance policies.

Net Investment Income

Net investment income increased by $1,924 million, or 11%, to $19,006 million for the year ended December 31, 2007 from $17,082 million for the comparable 2006 period. Management attributes $1,336 million of this increase to growth in the average asset base and $588 million to an increase in yields. The increase in net investment income from growth in the average asset base was primarily within fixed maturity securities, mortgage loans, real estate joint ventures and other limited partnership interests. The increase in net investment income attributable to higher yields was primarily due to higher returns on fixed maturity securities, other limited partnership interests excluding hedge funds, equity securities and improved securities lending results, partially offset by lower returns on real estate joint ventures, cash, cash equivalents and short-term investments, hedge funds and mortgage loans. Management anticipates that investment income and the related yields on other limited partnership interests may decline during 2008 due to increased volatility in the equity and credit markets during 2007.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances increased in the Institutional and Individual segments for the year ended December 31, 2007 as compared to the prior year. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $644 million to a loss of $738 million for the year ended December 31, 2007 from a loss of $1,382 million for the comparable 2006 period. The decrease in net investment losses was primarily due to a reduction of losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, increased gains from asset-based foreign currency transactions due to a decline in the U.S. dollar year over year against several major currencies and increased gains on equity securities, partially offset by increased losses from the mark-to-market on derivatives and reduced gains on real estate and real estate joint ventures.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were less favorable for the year ended December 31, 2007, as the combined ratio, excluding catastrophes, increased to 86.3% from 82.8% for the year ended December 31, 2006. Underwriting results were favorable in the non-medical health & other, group life and retirement & savings businesses in the Institutional segment. Underwriting results were unfavorable in the life products in the Individual segment.

Other Expenses

Other expenses increased by $890 million, or 8%, to $11,673 million for the year ended December 31, 2007 from $10,783 million for the comparable 2006 period.

The following table provides the change from the prior year in other expenses by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Individual	$512	57%
International	219	25
Institutional	124	14
Corporate & Other	51	6
Auto & Home	(15)	(2)
Reinsurance	(1)	—

Total change	$890	100%

The Individual segment contributed to the year over year increase in other expenses primarily due to higher DAC amortization, higher expenses associated with business growth, information technology and other general expenses, the impact of revisions to certain liabilities, including pension and postretirement liabilities and policyholder liabilities in the prior year, and a write-off of a receivable in the current year.

The International segment contributed to the year over year increase in other expenses primarily due to the business growth commensurate with the increase in revenues discussed above. It was driven by the following factors:

•	Argentina’s other expenses increased primarily due to a liability for servicing obligations that was established as a result of pension reform, an increase in commissions on bancassurance business, an increase in retention incentives related to pension reform, and the impact of management’s update of DAC assumptions as a result of pension reform and growth, partially offset by a lower increase in liabilities due to inflation and exchange rate indexing.

•	South Korea’s other expenses increased primarily due to the favorable impact in DAC amortization associated with the implementation of a more refined reserve valuation system in the prior year, additional expenses associated with growth and infrastructure initiatives, as well as business growth and higher bank insurance fees, partially offset by a decrease in DAC amortization.

•	Mexico’s other expenses increased due to higher expenses related to business growth and the favorable impact in the prior year of liabilities that were reduced, offset by a decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years and a decrease in liabilities based on a review of outstanding remittances.

•	Other expenses increased in India primarily due to headcount increases and growth initiatives, partially offset by the impact of management’s update of assumptions used to determine estimated gross profits.

•	Other expenses increased in Australia primarily due to business growth and changes in foreign currency exchange rates.

•	Other expenses increased in Chile primarily due to compensation costs, infrastructure and marketing programs, and growth partially offset by a decrease in DAC amortization related to inflation indexing.

•	Other expenses increased in Hong Kong due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Ireland’s other expenses increased due to higher start-up costs, as well as foreign currency transaction losses.

•	Brazil’s other expenses increased due to changes in foreign currency exchange rates partially offset by an increase in litigation liabilities in the prior year.

•	The United Kingdom’s other expenses increased due to changes in foreign currency exchange rates and higher spending on business initiatives partially offset by lower DAC amortization resulting from calculation refinements.

•	These increases in other expenses were partially offset by a decrease in Taiwan’s other expenses primarily due to a one-time increase in DAC amortization in the prior year due to a loss recognition adjustment resulting from low interest rates related to product guarantees coupled with high persistency rates on certain blocks of business, an increase in DAC amortization in the prior year associated with the implementation of a new valuation system, as well as one-time expenses in the prior year related to the termination of the agency force, and expense reductions recognized in the current year due to the elimination of the agency force.

Other expenses decreased in the home office primarily due to the elimination of certain intercompany expenses previously charged to the International segment, offset by higher spending on growth and infrastructure initiatives.

The Institutional segment contributed to the year over year increase primarily due to an increase in non-deferrable volume-related and corporate support expenses, higher DAC amortization associated with the ongoing implementation of SOP 05-1 in the current year, a charge related to the reimbursement of dental claims in the current year, the establishment of a contingent legal liability in the current year and the impact of certain revisions in both years. These increases were partially offset by a benefit related to a reduction of an allowance for doubtful accounts in the current year, the impact of a charge of non-deferrable LTC commissions expense, a charge associated with costs related to the sale of certain small market record keeping businesses and a regulatory settlement, all in the prior year.

Corporate & Other contributed to the year over year increase in other expenses primarily due to higher interest expense, higher interest on tax contingences and an increase in interest credited to bankholder deposits at MetLife Bank, National Association, a national bank (“MetLife Bank” or “MetLife Bank, N.A.”), partially offset by lower corporate support expenses, lower costs from reductions of MetLife Foundation contributions, integration costs incurred in the prior year and lower legal costs.

These increases in other expenses were partially offset by a decrease in the Auto & Home segment primarily related to lower information technology and advertising costs, partially offset by minor changes in a variety of expense categories.

These increases in other expenses were partially offset by a decrease in the Reinsurance segment primarily due to a decrease in expenses associated with DAC, partially offset by an increase in interest expense associated with note offerings in both years, an increase in minority interest expense, as well as an increase in compensation and overhead-related expenses associated with RGA’s international expansion and general growth in the operations.

Net Income

Income tax expense for the year ended December 31, 2007 was $1,759 million, or 29% of income from continuing operations before provision for income tax, compared with $1,097 million, or 26% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective rate for FIN 48 liability additions is entirely offset by an increase in non-taxable investment income. The 2007 period includes a benefit for decrease in international deferred tax valuation allowances and the 2006 period included a prior year benefit for international taxes. Lastly, the 2006 period included benefit for a “provision-to-filed return” adjustment regarding non-taxable investment income.

Income from discontinued operations, net of income tax, decreased by $3,185 million, or 99%, to $37 million for the year ended December 31, 2007 from $3,222 million for the comparable 2006 period. The decrease in income from discontinued operations was primarily due a gain of $3 billion, net of income tax, on the sale of the Peter Cooper Village and Stuyvesant Town properties in Manhattan, New York, that was recognized during the year ended December 31, 2006. In addition, there was lower net investment income and net investment gains (losses) of $144 million, net of income tax, from discontinued operations related to real estate properties sold or held-for-sale during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Also contributing to the decrease was lower income from discontinued operations of $23 million, net of income tax, related to the sale of MetLife Australia’s annuities and pension businesses to a third party in the third quarter of 2007 and lower income from discontinued operations of $18 million, net of income tax, related to the sale of SSRM resulting from a reduction in additional proceeds from the sale received during the year ended December 31, 2007 as compared to the year December 31, 2006.

Year ended December 31, 2006 compared with the year ended December 31, 2005 — The Company

Income from Continuing Operations

Income from continuing operations was $3,071 million for the years ended December 31, 2006 and December 31, 2005. Excluding the acquisition of Travelers, which contributed $298 million during the first six months of 2006 to the year over year increase, income from continuing operations decreased by $298 million. Income from continuing operations for the years ended December 31, 2006 and 2005 included the impact of certain transactions or events, the timing, nature and amount of which are generally unpredictable. These transactions are described in each applicable segment’s discussion. These items contributed a charge of $23 million, net of income tax, to the year ended December 31, 2006. These items contributed a benefit of $48 million, net of income tax, to the year ended December 31, 2005. Excluding the impact of these items and the acquisition of Travelers, income from continuing operations decreased by $227 million for the year ended December 31, 2006 compared to the prior 2005 period.

The following table provides the change in income from continuing operations by segment, excluding Travelers, and certain transactions as mentioned above:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$(319)	(140)%
Individual	(68)	(30)
International	(33)	(15)
Corporate & Other	(25)	(11)
Auto & Home	192	85
Reinsurance	26	11

Total change, net of income tax	$(227)	(100)%

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

The Individual segment’s income from continuing operations decreased as a result of an increase in net investment losses, a decline in interest margins, higher expenses and annuity benefits, as well as increases in interest credited to policyholder account balances and policyholder dividends. These decreases were partially offset by increased fee income related to the growth in separate account products, favorable underwriting results in life products, lower DAC amortization and a decrease in the closed block-related policyholder dividend obligation.

Income from continuing operations in Corporate & Other decreased primarily due to higher investment losses, higher interest expense on debt, corporate support expenses, interest credited to bankholder deposits and legal-related costs, partially offset by an increase in tax benefits, an increase in net investment income, lower integration costs and an increase in other revenues.

The decrease in income from continuing operations in the International segment was primarily attributable to the following factors:

•	Taiwan had a decrease due to a loss recognition adjustment and a restructuring charge, partially offset by reserve refinements associated with the implementation of a new valuation system.

•	Income from continuing operations decreased in Canada primarily due to the realignment of economic capital in the prior year.

•	Income from continuing operations in Mexico decreased primarily due to an increase in amortization of DAC, higher operating expenses, the net impact of an adjustment to the liability for experience refunds on a block of business, a decrease in various one-time other revenue items in both periods, as well as an increase in income tax expense due to a tax benefit realized in the prior year. These decreases in Mexico were partially offset by a decrease in certain policyholder liabilities caused by a decrease in unrealized investment gains on invested assets supporting those liabilities relative to the prior year, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, a benefit in the current year from the release of liabilities for pending claims that were determined to be invalid following a review, and the unfavorable impact in the prior year of contingent liabilities.

•	In addition, a decrease in Brazil was primarily due to an increase in policyholder benefits and claims related to an increase in future policyholder benefit liabilities on specific blocks of business and an increase in litigation liabilities, as well as adverse claim experience in the current year.

•	The home office recorded higher infrastructure expenditures in support of segment growth, as well as a contingent tax liability. This was offset by a reduction in the amount charged for economic capital.

•	Results of the Company’s investment in Japan decreased primarily due to variability in the hedging program.

•	In addition, expenses related to the Company’s start-up operations in Ireland reduced income from continuing operations. A valuation allowance was established against the deferred tax benefit resulting from the Ireland losses.

•	Partially offsetting these decreases in income from continuing operations were increases in Chile and the United Kingdom due to continued growth of the in-force business.

•	In addition, an increase occurred in Australia due to reserve strengthening on a block of business in the prior year.

•	South Korea’s income from continuing operations increased due to growth in the in-force business and the implementation of a more refined reserve valuation system.

•	Argentina’s income from continuing operations increased due to higher net investment income resulting from capital contributions, the release of liabilities for pending claims that were determined to be invalid following a review, the favorable impact of foreign currency exchange rates and inflation rates on certain contingent liabilities, the utilization of net operating losses for which a valuation allowance had been previously established, and an increase in the prior year period of a deferred income tax valuation allowance, as well as business growth. Changes in foreign currency exchange rates also contributed to the increase.

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

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $2,595 million, or 9%, to $32,554 million for the year ended December 31, 2006 from $29,959 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed $945 million during the first six months of 2006 to the year over year increase, premiums, fees and other revenues increased by $1,650 million.

The following table provides the change in premiums, fees and other revenues by segment, excluding Travelers:

		% of Total
	$ Change	$ Change
	(In millions)

Reinsurance	$487	30%
International	470	28
Institutional	458	28
Individual	229	14
Corporate & Other	4	—
Auto & Home	2	—

Total change	$1,650	100%

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations.

The growth in the International segment was primarily due to the following factors:

•	An increase in Mexico’s premiums, fees and other revenues due to growth in the business and higher fees, partially offset by an adjustment for experience refunds on a block of business and various one- time other revenue items in both years.

•	South Korea’s premiums, fees and other revenues increased due to business growth, as well as the favorable impact of foreign currency exchange rates.

•	Brazil’s premiums, fees and other revenues increased due to business growth and higher bancassurance business, as well as an increase in amounts retained under reinsurance arrangements.

•	Chile’s premiums, fees and other revenues increased primarily due to higher institutional premiums through its bank distribution channel, partially offset by lower annuity sales.

•	Business growth in the United Kingdom, Argentina, Australia and Taiwan, as well as the favorable impact of changes in foreign currency exchange rates, also contributed to the increase in the International segment.

The growth in the Institutional segment was primarily due to growth in the dental, disability, AD&D products, as well as growth in the LTC and IDI businesses, all within the non-medical health & other business. Additionally, growth in the group life business was attributable to the impact of sales and favorable persistency largely in the term life business. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decline in retirement & savings was primarily due to a decline in premiums from structured settlements predominantly due to lower sales, partially offset by an increase in master terminal funding premiums (“MTF”).

The growth in the Individual segment was primarily due to higher fee income from universal life and investment-type products and an increase in premiums from other life products, partially offset by a decrease in immediate annuity premiums and a decline in premiums associated with the Company’s closed block business as this business continues to run-off.

Net Investment Income

Net investment income increased by $2,326 million, or 16%, to $17,082 million for the year ended December 31, 2006 from $14,756 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed $1,425 million during the first six months of 2006 to the year over year increase, net investment income increased by $901 million of which management attributes $648 million to growth in the average asset base and $253 million to an increase in yields. This increase was primarily due to an overall increase in the asset base, an increase in fixed maturity security yields, improved results on real estate and real estate joint ventures, mortgage loans, and other limited partnership interests, as well as higher short-term interest rates on cash equivalents and short-term investments. These increases were partially offset by a decline in investment income from securities lending results, and bond and commercial mortgage prepayment fees.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances, decreased in the Institutional and Individual segments for the year ended December 31, 2006 as compared to the prior year. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses increased by $1,296 million to a loss of $1,382 million for the year ended December 31, 2006 from a loss of $86 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed a loss of $294 million during the first six months of 2006 to the year over year increase, net investment losses increased by $1,002 million. The increase in net investment losses was due to a combination of losses from the mark-to-market on derivatives and foreign currency transaction losses during 2006, largely driven by increases in U.S. interest rates and the weakening of the dollar against the major currencies the Company hedges, notably the euro and pound sterling.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends and the reinsurance activity related to certain blocks of business and, as a result, can fluctuate from period to period. Underwriting results were favorable within the life products in the Individual segment, as well as in the Reinsurance segment, and in the group life and non-medical health & other products in the Institutional segment. Retirement & saving’s underwriting results were mixed across several products in the Institutional segment. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2006, as the combined ratio, excluding catastrophes, decreased to 82.8% from 86.7% for the year ended December 31, 2005. Underwriting results in the International segment increased commensurate with the growth in the business for most countries with the exception of Brazil, which experienced unfavorable claim experience, and Argentina, which experienced improved claim experience.

Other Expenses

Other expenses increased by $1,519 million, or 16%, to $10,783 million for the year ended December 31, 2006 from $9,264 million for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed $605 million during the first six months of 2006 to the year over year increase, other expenses increased by $914 million. The year ended December 31, 2006 includes a $35 million contribution to the MetLife Foundation. The year ended December 31, 2005 included a $28 million benefit associated with the reduction of a previously established real estate transfer tax liability related to MLIC’s demutualization in 2000. Excluding these items and the acquisition of Travelers, other expenses increased by $851 million from the comparable 2005 period.

The following table provides the change in other expenses by segment, excluding Travelers, and certain transactions as mentioned above:

		% of Total
	$ Change	$ Change
	(In millions)

International	$326	38%
Corporate & Other	287	34
Reinsurance	236	28
Institutional	79	9
Auto & Home	17	2
Individual	(94)	(11)

Total change	$851	100%

The International segment contributed to the year over year increase in other expenses primarily due to business growth commensurate with the increase in revenues discussed above and changes in foreign currency exchange rates. This was driven by the following factors:

•	Taiwan’s other expenses increased due to an increase in amortization of DAC, due to a loss recognition adjustment, refinements associated with the implementation of a new valuation system and a restructuring charge.

•	Mexico’s other expenses increased due to an increase in commissions commensurate with the revenue growth, higher DAC amortization, higher expenses related to growth initiatives and additional expenses associated with the Mexican pension business, partially offset by the unfavorable impact of contingent liabilities that were established in the prior year related to potential employment matters and which were eliminated in the current year.

•	South Korea’s other expenses increased due to an increase in DAC amortization and general expenses, partially offset by a decrease in DAC amortization associated with the implementation of a more refined reserve valuation system.

•	Brazil’s other expenses increased due to an increase in litigation liabilities.

•	Other expenses associated with the home office increased due to an increase in expenditures for information technology projects, growth initiative projects and integration costs, as well as an increase in compensation expense.

•	In addition, expenses were incurred related to the start-up of operations in Ireland.

Corporate & Other contributed to the year over year variance in other expenses primarily due to higher interest expense, corporate support expenses, interest credited to bankholder deposits at MetLife Bank and legal-related costs, partially offset by lower integration costs.

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

Partially offsetting the increases in other expenses was a decrease in the Individual segment. This decrease was primarily due to lower DAC amortization, partially offset by higher general spending in the current year, despite higher corporate incentives. In addition, the impact of revisions to certain expenses, premium tax, policyholder liabilities and pension and postretirement liabilities, in both periods, increased other expenses in the current year period.

Net Income

Income tax expense for the year ended December 31, 2006 was $1,097 million, or 26% of income from continuing operations before provision for income tax, compared with $1,222 million, or 28%, of such income, for the comparable 2005 period. Excluding the impact of the acquisition of Travelers, which contributed $118 million during the first six months of 2006, income tax expense was $979 million, or 26%, of income from continuing operations before provision for income tax, compared with $1,222 million, or 28%, of such income, for the comparable 2005 period. The 2006 and 2005 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. The 2006 effective tax rate also includes an adjustment of a benefit of $33 million consisting primarily of a revision in the estimate of income tax for 2005, and the 2005 effective tax rate also includes a tax benefit of $27 million related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax provision had previously been recorded and an adjustment of a benefit of $31 million consisting primarily of a revision in the estimate of income tax for 2004.

Income from discontinued operations consisted of net investment income and net investment gains related to real estate properties that the Company had classified as available-for-sale or had sold and, for the years ended December 31, 2006 and 2005, the operations and gain upon disposal from the sale of SSRM on January 31, 2005 and for the year ended December 31, 2005, the operations of MetLife Indonesia which was sold on September 29, 2005. Income from discontinued operations, net of income tax, increased by $1,579 million, or 96%, to $3,222 million for the year ended December 31, 2006 from $1,643 million for the comparable 2005 period. This increase is primarily due to a gain of $3 billion, net of income tax, on the sale of the Peter Cooper Village and Stuyvesant Town properties in Manhattan, New York, as well as a gain of $32 million, net of income tax, related to the sale of SSRM during the year ended December 31, 2006. This increase was partially offset by gains during the year ended December 31, 2005 including $1,193 million, net of income tax, on the sales of the One Madison Avenue and 200 Park Avenue properties in Manhattan, New York, as well as gains on the sales of SSRM and MetLife Indonesia of $177 million and $10 million, respectively, both net of income tax. In addition, there was lower net investment income and net investment gains from discontinued operations related to real estate properties sold or held-for-sale during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Dividends on the Holding Company’s Preferred Shares issued in connection with financing the acquisition of Travelers increased by $71 million, to $134 million for the year ended December 31, 2006, from $63 million for the comparable 2005 period, as the preferred stock was issued in June 2005.

Institutional

The following table presents consolidated financial information for the Institutional segment for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues
Premiums	$12,392	$11,867	$11,387
Universal life and investment-type product policy fees	803	775	772
Net investment income	8,179	7,265	5,942
Other revenues	726	685	653
Net investment gains (losses)	(580)	(631)	(10)

Total revenues	21,520	19,961	18,744

Expenses
Policyholder benefits and claims	13,806	13,367	12,776
Interest credited to policyholder account balances	3,094	2,593	1,652
Policyholder dividends	—	—	1
Other expenses	2,438	2,314	2,229

Total expenses	19,338	18,274	16,658

Income from continuing operations before provision for income tax	2,182	1,687	2,086
Provision for income tax	743	562	698

Income from continuing operations	1,439	1,125	1,388
Income from discontinued operations, net of income tax	10	42	174

Net income	$1,449	$1,167	$1,562

Year ended December 31, 2007 compared with the year ended December 31, 2006 — Institutional

Income from Continuing Operations

Income from continuing operations increased $314 million, or 28%, to $1,439 million for the year ended December 31, 2007 from $1,125 million for the comparable 2006 period.

Included in this increase are higher earnings of $33 million, net of income tax, from lower net investment losses. In addition, higher earnings of $11 million, net of income tax, resulted from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of net investment gains (losses), income from continuing operations increased by $270 million, net of income tax, compared to the prior year.

Interest margins increased $229 million, net of income tax, compared to the prior year. Management attributes this increase to a $146 million increase in retirement & savings, a $46 million increase in group life and a $37 million increase in non-medical health and other, respectively, all net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current year impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

An increase in underwriting results of $89 million, net of income tax, compared to the prior year, contributed to the increase in income from continuing operations. Management attributes this increase primarily to the non-medical health & other, group life and retirement & savings businesses with increases of $65 million, $16 million and $8 million, all net of income tax, respectively.

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

Partially offsetting this increase in income from continuing operations were higher expenses related to an increase in non-deferrable volume-related expenses and corporate support expenses of $72 million, net of income tax, as well as an increase in DAC amortization of $44 million, net of income tax, primarily due to a $40 million, net of income tax, charge due to the ongoing impact on DAC and VOBA amortization resulting from the implementation of SOP 05-1 in the current year. This increase in expense was partially offset by the impact of certain revisions in both years for a net decrease of $34 million, net of income tax. The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees, and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,508 million, or 7%, to $22,100 million for the year ended December 31, 2007 from $20,592 million for the comparable 2006 period.

Net investment income increased by $914 million. Management attributes $742 million of this increase to growth in the average asset base primarily within mortgage loans on real estate, fixed maturity securities, real estate joint ventures, other limited partnership interests, and equity securities, driven by continued business growth, particularly growth in the funding agreements and global GIC businesses. Additionally, management attributes $172 million of this increase in net investment income to an increase in yields, primarily due to higher returns on fixed maturity securities, improved securities lending results, other limited partnership interests, and equity securities, partially offset by a decline in yields on real estate and real estate joint ventures and mortgage loans.

The increase of $594 million in premiums, fees and other revenues was largely due to increases in the non-medical health & other business of $483 million, primarily due to growth in the dental, disability, AD&D and IDI businesses of $478 million. Partially offsetting these increases in the non-medical health & other business is a decline in the LTC business of $7 million, which includes a $66 million decrease resulting from a shift to deposit liability-type contracts in the current year. Excluding this shift, LTC premiums would have increased due to growth in the business. Group life increased $345 million, which management primarily attributes to a $262 million increase in term life, primarily due to growth in the business from new sales and an increase in reinsurance assumed, partially offset by the impact of an increase in experience rated refunds. In addition, corporate-owned life insurance and life insurance sold to postretirement benefit plans increased by $65 million and $30 million, respectively. The increase in corporate-owned life insurance is largely attributable to fees earned on a large sale in the current year. These increases in group life’s premiums, fees and other revenues were partially offset by a decrease of $5 million in the universal life insurance products. Partially offsetting the increase in premiums, fees and other revenues was a decline in retirement & savings’ premiums, fees and other revenues of $234 million, primarily from declines of

$158 million and $79 million in structured settlement and pension closeout premiums, respectively, partially offset by an increase of $3 million across several products. The declines in the structured settlement and pension closeout businesses are predominantly due to the impact of lower sales in the current year. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $1,064 million, or 6%, to $19,338 million for the year ended December 31, 2007 from $18,274 million for the comparable 2006 period.

The increase in expenses was attributable to higher interest credited to policyholder account balances of $501 million, higher policyholder benefits and claims of $439 million and an increase in operating expenses of $124 million.

Management attributes the increase of $501 million in interest credited to policyholder account balances to a $352 million increase solely from growth in the average policyholder account balances, primarily resulting from growth in global GICs and funding agreements within the retirement & savings business and a $149 million increase from a rise in average crediting rates, largely due to the global GIC program, coupled with a rise in short-term interest rates in the current year.

The increase in policyholder benefits and claims of $439 million included a $16 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $455 million. Non-medical health & other’s policyholder benefits and claims increased by $385 million. This increase was largely due to a $371 million increase in the dental, disability, IDI and AD&D businesses, resulting from the aforementioned growth in business. This increase was partially offset by favorable claim experience in the dental business and favorable morbidity experience in the disability, IDI and AD&D businesses. This increase included charges related to certain refinements of $14 million in the current year in LTD and the impact of a $22 million disability liability reduction in the prior year, which contributed to the increase. An increase in LTC of $14 million is largely attributable to business growth and an increase in interest credited, partially offset by the aforementioned $66 million shift to deposit liability-type contracts and the impact of more favorable claim experience in the current year. Group life’s policyholder benefits and claims increased by $264 million due mostly to an increase in the term life business of $245 million, which included the impact of less favorable mortality in the term life product, partially offset by the net impact of favorable liability refinements of $12 million in the current year. An increase of $29 million in life insurance sold to postretirement plans and $25 million for other group life products, including corporate-owned life insurance, also contributed to the increase in policyholder benefits and claims for group life. The increases in term life and life insurance sold to postretirement benefit plans are commensurate with the aforementioned premiums increases. These increases were partially offset by a decline in universal group life products of $36 million, primarily due to favorable claim experience. Retirement & savings’ policyholder benefits decreased by $194 million, which was largely due to decreases in the pension closeout and structured settlement businesses of $98 million and $97 million, respectively. The decrease in pension closeouts was primarily due to the aforementioned decrease in premiums and a decrease in interest credited. The decline in structured settlements was primarily a result of the aforementioned decline in premiums, partially offset by an increase in interest credited and less favorable mortality experience in the current year. In addition, this decrease included the net impact of favorable liability refinements in the current year, which contributed a decrease of $20 million, and the net impact of favorable liability refinements in the prior year of $57 million, largely related to business associated with the acquisition of Travelers, principally in the structured settlement, pension closeout and general account businesses.

Higher other expenses of $124 million included an increase in non-deferrable volume-related expenses and corporate support expenses of $108 million. Non-deferrable volume-related expenses included those expenses associated with direct departmental spending, information technology, commissions and premium taxes. Corporate support expenses included advertising, corporate overhead and consulting fees. The increase in other expenses was also attributable to higher DAC amortization of $68 million, primarily due to a $61 million charge as a result of the ongoing impact of DAC and VOBA amortization resulting from the implementation of SOP 05-1 in the current year.

In addition, a charge of $14 million related to the reimbursement of certain dental claims and a $15 million charge related to the establishment of a contingent legal liability in the current year contributed to the increase in other expenses. The impact of certain revisions in both years also contributed to a net increase in other expenses of $2 million. These increases were partially offset by a $13 million benefit related to a reduction of an allowance for doubtful accounts in the current year. Additionally, the prior year included the impact of a $22 million charge for non-deferrable LTC commissions expense, a charge of $24 million associated with costs related to the sale of certain small market recordkeeping businesses and $24 million related to a regulatory settlement, which reduced other expenses in the current year.

Year ended December 31, 2006 compared with the year ended December 31, 2005 — Institutional

Income from Continuing Operations

Income from continuing operations decreased $263 million, or 19%, to $1,125 million for the year ended December 31, 2006 from $1,388 million for the comparable 2005 period. The acquisition of Travelers contributed $56 million during the first six months of 2006 to income from continuing operations, which included a decline of $104 million, net of income tax, of net investment gains (losses). Excluding the impact of Travelers, income from continuing operations decreased $319 million, or 23%, from the comparable 2005 period.

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

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,838 million, or 10%, to $20,592 million for the year ended December 31, 2006 from $18,754 million for the comparable 2005 period. The acquisition of Travelers contributed $797 million during the first six months of 2006 to the year over year increase. Excluding the impact of the Travelers acquisition, such revenues increased by $1,041 million, or 6%, from the comparable 2005 period. This increase was comprised of higher net investment income of $583 million and growth in premiums, fees and other revenues of $458 million.

Net investment income increased by $583 million of which management attributes $463 million to growth in the average asset base driven by business growth throughout 2005 and 2006, particularly in the GIC and structured settlement businesses and $120 million to an increase in yields. The increase in yields was primarily attributable to higher yields on fixed maturity securities, an increase in short-term rates and higher returns on joint ventures. These increases were partially offset by a decline in securities lending results and commercial mortgage prepayment fees.

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

The increase in expenses was attributable to higher interest credited to policyholder account balances of $621 million, policyholder benefits and claims of $366 million and operating expenses of $79 million.

Management attributes the increase of $621 million in interest credited to policyholder account balances to $433 million from an increase in average crediting rates, which was largely due to the impact of higher short-term rates in the current year period and $188 million solely from growth in the average policyholder account balances, primarily resulting from GICs within the retirement & savings business.

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

Individual

The following table presents consolidated financial information for the Individual segment for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues
Premiums	$4,496	$4,516	$4,485
Universal life and investment-type product policy fees	3,513	3,201	2,476
Net investment income	7,052	6,912	6,534
Other revenues	599	527	477
Net investment gains (losses)	(99)	(598)	(50)

Total revenues	15,561	14,558	13,922

Expenses
Policyholder benefits and claims	5,721	5,409	5,417
Interest credited to policyholder account balances	2,030	2,035	1,775
Policyholder dividends	1,718	1,697	1,670
Other expenses	4,031	3,519	3,264

Total expenses	13,500	12,660	12,126

Income from continuing operations before provision for income tax	2,061	1,898	1,796
Provision for income tax	705	652	594

Income from continuing operations	1,356	1,246	1,202
Income (loss) from discontinued operations, net of income tax	1	18	296

Net income	$1,357	$1,264	$1,498

Year ended December 31, 2007 compared with the year ended December 31, 2006 — Individual

Income from Continuing Operations

Income from continuing operations increased by $110 million, or 9%, to $1,356 million for the year ended December 31, 2007 from $1,246 million for the comparable 2006 period. Included in this increase was a decrease in net investment losses of $324 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $214 million from the comparable 2006 period.

The decrease in income from continuing operations for the year was driven by the following items:

•	Higher DAC amortization of $204 million, net of income tax, primarily resulting from business growth, lower net investment losses in the current year and revisions to management’s assumptions used to determine estimated gross profits and margins.

•	Unfavorable underwriting results in life products of $134 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Higher expenses of $129 million, net of income tax. Higher general expenses, the impact of revisions to certain liabilities in both periods, and the write-off of a receivable from one of the Company’s joint venture partners contributed to the increase in other expenses.

•	An increase in the closed block-related policyholder dividend obligation of $75 million, net of income tax, which was driven by net investment gains.

•	Higher annuity benefits of $24 million, net of income tax, primarily due to higher amortization of deferred costs, partially offset by lower costs of guaranteed annuity benefit riders and related hedging.

•	An increase in policyholder dividends of $14 million, net of income tax, due to growth in the business.

•	An increase in interest credited to policyholder account balances of $13 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher fee income from separate account products of $271 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

•	Higher net investment income on blocks of business not driven by interest margins of $85 million, net of income tax, due to an increase in yields and growth in the average asset base.

•	An increase in interest margins of $18 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $1 million decrease to the deferred annuity business offset by a $19 million increase to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

The change in effective tax rates between periods accounts for the remainder of the decrease in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $504 million, or 3%, to $15,660 million for the year ended December 31, 2007 from $15,156 million for the comparable 2006 period.

Premiums decreased by $20 million due to a decrease in immediate annuity premiums of $27 million, and an $89 million decline in premiums associated with the Company’s closed block of business, in line with expectations. These decreases were partially offset by growth in premiums from other life products of $96 million, primarily driven by increased sales of term life business.

Universal life and investment-type product policy fees combined with other revenues increased by $384 million due to a combination of growth in the business and improved overall market performance, as well as revisions to management’s assumptions used to determine estimated gross profits and margins. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income increased by $140 million. Net investment income from the general account portion of investment-type products and other businesses increased by $45 million and $95 million, respectively. Management attributes $5 million of this increase to an increase in yields, primarily due to higher returns on other limited partnership interests. Additionally, management attributes $135 million to growth in the average asset base across various investment types.

Expenses

Total expenses increased by $840 million, or 7%, to $13,500 million for the year ended December 31, 2007 from $12,660 million for the comparable 2006 period.

Policyholder benefits and claims increased by $312 million primarily due to an increase in the closed block-related policyholder dividend obligation of $115 million which was primarily driven by net investment gains. Unfavorable mortality in the life products, as well as revisions to policyholder benefits in both periods, contributed $180 million to this increase. Included in this increase was $72 million of unfavorable mortality in the closed block and a prior year net increase of $15 million in the excess mortality liability on specific blocks of life insurance policies. Higher amortization of sales inducements resulting from business growth and revisions to management’s assumptions used to determine estimated gross profits and margins, partially offset by lower costs of guaranteed annuity benefit riders and related hedging increased annuity benefits by $37 million. Partially offsetting these increases, policyholder benefits and claims decreased by $20 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances decreased by $5 million. Interest credited on the general account portion of investment-type products and other businesses decreased by $15 million and $10 million, respectively. Of the $15 million decrease on the general account portion of investment-type products, management attributed $67 million to higher crediting rates, more than offset by $82 million due to lower average policyholder account balances. Partially offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $20 million primarily driven by lower lapses in the current year.

Policyholder dividends increased by $21 million due to growth in the business.

Higher other expenses of $512 million include higher DAC amortization of $314 million resulting from business growth, lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits and margins. The remaining increase in other expenses of $198 million was comprised of $167 million associated with business growth, information technology and other general expenses, $7 million due to the impact of revisions to certain liabilities including pension and postretirement liabilities and policyholder liabilities in the prior year, and $24 million associated with the write-off of a receivable from one of the Company’s joint venture partners in the current year.

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

The increase in income from continuing operations for the year was driven by the following items:

•	Higher fee income from separate account products of $151 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

•	Lower DAC amortization of $113 million, net of income tax, resulting from investment losses and revisions to management’s assumptions used to determine estimated gross profits and margins.

•	A decrease in the closed block-related policyholder dividend obligation of $68 million, net of income tax.

•	Favorable underwriting results in life products of $61 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	Higher net investment income on blocks of business that were not driven by interest margins of $16 million, net of income tax.

These aforementioned increases in income from continuing operations were partially offset by the following items:

•	A decline in interest margins of $58 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $40 million of this decrease to the deferred annuity business and the remaining $18 million to other investment-type products. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees, and therefore, generally does not introduce volatility in expense.

•	Higher expenses of $52 million, net of income tax. Higher general spending in the current period was partially offset by higher corporate incentives in the prior year.

•	Higher annuity benefits of $30 million, net of income tax, primarily due to higher costs of the guaranteed annuity benefit riders and the related hedging, and revisions to future policyholder benefits.

•	An increase in interest credited to policyholder account balances of $26 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	An increase in policyholder dividends of $18 million, net of income tax, due to growth in the business.

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

Net investment income decreased by $54 million. Net investment income from the general account portion of investment-type products decreased by $56 million which was partially offset by an increase of $2 million in other businesses. Management attributed a decrease of $146 million partially to lower yields in the current year primarily resulting from lower income from securities lending activities, mortgage and bond prepayment fee income, partially offset by higher corporate joint venture income. In addition, management attributed an increase of $92 million from growth in the average asset base primarily from equity securities and mortgage loans.

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

Policyholder benefits and claims decreased by $156 million primarily due to a reduction in the closed block-related policyholder dividend obligation of $105 million driven by higher net investment losses. A reduction of $49 million related to the excess mortality liability on a specific block of life insurance policies that lapsed or otherwise changed also contributed to the decrease. In addition, policyholder benefits and claims decreased by $38 million commensurate with the decrease in premiums discussed above. Unfavorable mortality in the closed block of $99 million was more than offset by favorable mortality in the life products of $109 million, contributing $10 million to the decrease in policyholder benefits and claims. Partially offsetting these decreases in policyholder benefits and claims was an increase in annuity benefits of $46 million primarily due to higher costs of the guaranteed annuity benefit riders and the related hedging, and revisions to future policyholder benefits.

Partially offsetting these decreases, interest credited to policyholder account balances increased by $51 million. Lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business resulting from higher lapses in the prior period, as well as an update of assumptions in the current period contributed $40 million to the increase. In addition, interest credited on the general account portion of investment-type products increased $16 million, while other businesses decreased by $5 million. Of the $16 million increase on the general account portion of investment-type products, management attributed $37 million to higher crediting rates, partially offset by $21 million due to lower average policyholder account balances.

Partially offsetting these decreases in total expenses was a $27 million increase in policyholder dividends associated with growth in the business.

Lower other expenses of $94 million include lower DAC amortization of $174 million resulting from changes in investment gains and losses of $154 million and $20 million related to management’s update of assumptions used to determine estimated gross margins. The remaining increase in other expenses was $80 million. The current year included higher general spending of $94 million primarily due to information technology and travel expenses while the prior year had higher corporate incentives of $39 million related to the Travelers integration. In addition, the impact of revisions to certain expenses, premium tax, policyholder liabilities and pension and postretirement liabilities in both periods was a net increase to expenses of $25 million in the current period.

Auto & Home

The following table presents consolidated financial information for the Auto & Home segment for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues
Premiums	$2,966	$2,924	$2,911
Net investment income	196	177	181
Other revenues	45	22	33
Net investment gains (losses)	16	4	(12)

Total revenues	3,223	3,127	3,113

Expenses
Policyholder benefits and claims	1,807	1,717	1,994
Policyholder dividends	4	6	3
Other expenses	830	845	828

Total expenses	2,641	2,568	2,825

Income before provision for income tax	582	559	288
Provision for income tax	146	143	64

Net income	$436	$416	$224

Year ended December 31, 2007 compared with the year ended December 31, 2006 — Auto & Home

Net Income

Net income increased by $20 million, or 5%, to $436 million for the year ended December 31, 2007 from $416 million for the comparable 2006 period.

The increase in net income was primarily attributable to an increase in premiums of $28 million, net of income tax. The increase in premiums was principally due to an increase of $38 million, net of income tax, related to increased exposures, an increase of $4 million, net of income tax, from various voluntary and involuntary programs and an increase of $4 million, net of income tax, resulting from the change in estimate on auto rate refunds due to a regulatory examination. Offsetting these increases was a $14 million, net of income tax, decrease related to a reduction in average earned premium per policy and an increase in catastrophe reinsurance costs of $4 million, net of income tax.

In addition, net investment income increased by $12 million, net of income tax, due primarily to a realignment of economic capital and an increase in net investment income from higher yields, somewhat offset by a lower asset base. Net investment gains (losses) increased by $11 million, net of income tax, for the year ended December 31, 2007 as compared to the prior year.

In addition, other revenues increased by $16 million, net of income tax, due primarily to slower than anticipated claims payments in 2006 resulting in slower recognition of deferred income in 2006 related to a reinsurance contract as compared to 2007.

Negatively impacting net income were additional policyholder benefits and claims of $60 million, net of income tax, primarily due to $39 million, $20 million, and $16 million, all net of income tax, of losses related to higher claim frequencies, higher earned exposures and higher losses due to severity, respectively. In addition, a $13 million increase, net of income tax, in unallocated claims adjusting expenses and an increase of $12 million, net of income tax, from a reduction in favorable development of prior year losses negatively impacted net income. Offsetting these increases was a $41 million, net of income tax, decrease in catastrophe losses, which included favorable development of prior year catastrophe reserves of $10 million, net of income tax.

In addition, there was a decrease of $1 million, net of income tax, in policyholder dividends that positively impacted net income.

Also favorably impacting net income was a reduction of $10 million, net of income tax, in other expenses related to lower information technology and advertising costs.

Revenues

Total revenues, excluding net investment gains (losses), increased by $84 million, or 3%, to $3,207 million for the year ended December 31, 2007 from $3,123 million for the comparable 2006 period.

Premiums increased by $42 million due principally to a $59 million increase in premiums related to increased exposures, an increase of $5 million from various voluntary and involuntary programs and an increase in premiums of $5 million, resulting from the change in estimate on auto rate refunds due to a regulatory examination. Offsetting these increases was a $21 million decrease related to a reduction in average earned premium per policy and an increase in catastrophe reinsurance costs of $6 million.

Net investment income increased by $19 million due to a realignment of economic capital and an increase in net investment income from higher yields, somewhat offset by a lower asset base.

In addition, other revenues increased $23 million due primarily to slower than anticipated claims payments resulting in slower recognition of deferred income in 2006 related to a reinsurance contract as compared to 2007.

Expenses

Total expenses increased by $73 million, or 3%, to $2,641 million for the year ended December 31, 2007 from $2,568 million for the comparable 2006 period.

Policyholder benefits and claims increased by $90 million which was primarily due to an increase of $59 million from higher claim frequencies, as a result of a return to normal weather patterns in 2007 compared to the milder weather in 2006 across the majority of the country, and a $25 million and $30 million increase in losses related to higher severity and higher earned exposures, respectively. In addition, an increase of $20 million in unallocated loss adjustment expenses, primarily resulting from an increase in claims-related information technology costs, and a $19 million decrease in favorable development of prior year losses, representing $148 million of favorable development for 2007 as compared to $167 million for the 2006 period, increased policyholder benefits and claims. Offsetting these increases in losses was a decrease of $63 million in catastrophe losses, which includes $15 million of favorable loss development from prior year catastrophes.

Policyholder dividends decreased by $2 million in 2007 as compared to the prior year.

Other expenses decreased by $15 million primarily related to lower information technology and advertising costs, partially offset by minor changes in a variety of expense categories.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2007, although lower than the comparable period of 2006, as the combined ratio, excluding catastrophes, increased to 86.3% from 82.8% for the year ended December 31, 2006.

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

International

The following table presents consolidated financial information for the International segment for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues
Premiums	$3,096	$2,722	$2,186
Universal life and investment-type product policy fees	995	804	579
Net investment income	1,248	950	794
Other revenues	23	28	20
Net investment gains (losses)	55	(10)	12

Total revenues	5,417	4,494	3,591

Expenses
Policyholder benefits and claims	2,458	2,411	2,128
Interest credited to policyholder account balances	355	289	240
Policyholder dividends	4	(2)	5
Other expenses	1,748	1,529	997

Total expenses	4,565	4,227	3,370

Income from continuing operations before provision for income tax	852	267	221
Provision for income tax	208	95	35

Income from continuing operations	644	172	186
Income (loss) from discontinued operations, net of income tax	(9)	28	6

Net income	$635	$200	$192

Year ended December 31, 2007 compared with the year ended December 31, 2006 — International

Income from Continuing Operations

Income from continuing operations increased by $472 million, or 274%, to $644 million for the year ended December 31, 2007 from $172 million for the comparable 2006 period. This increase includes the impact of net investment gains of $42 million, net of income tax.

Excluding the impact of net investment gains (losses), income from continuing operations increased by $430 million from the comparable 2006 period.

Income from continuing operations increased in:

•	Argentina by $146 million, net of income tax, primarily due to a net reduction of liabilities by $48 million, net of income tax, resulting from pension reform. Additionally, $66 million of a valuation allowance related to a deferred tax asset established in connection with such pension reform liabilities was reduced, resulting in a commensurate increase in income from continuing operations. Under the reform plan, fund administrators are no longer liable for death and disability claims of the plan participants, however administrators retain the obligation for administering certain existing and future participants’ accounts for which they receive no revenue. Also contributing is the favorable impact of reductions in claim liabilities resulting from experience reviews in both the current and prior years, higher premiums primarily due to higher pension contributions attributable to higher participant salaries, higher net investment income resulting from capital contributions in the prior year, and a smaller increase in market indexed policyholder liabilities without a corresponding decrease in net investment income, partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation, an increase in retention incentives related to pension reform, as well as lower trading portfolio income. Argentina also benefited, in both the current and prior years, from the utilization of tax loss carryforwards against which valuation allowances had previously been established, and in the current year from the reduction of valuation allowances due to expected realizability of deferred tax assets.

•	Mexico by $139 million, net of income tax, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on invested assets supporting those liabilities relative to the prior year, the favorable impact of experience refunds during the first quarter of 2007 in its institutional business, a reduction in claim liabilities resulting from experience reviews, the adverse impact in the prior year of an adjustment for experience refunds in its institutional business, a year over year decrease in DAC amortization as a result of management’s update of assumptions used to determine estimated gross profits in both the current and prior years, a decrease in liabilities based on a review of outstanding remittances, as well as growth in its institutional and universal life businesses. These increases were offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits, the favorable impact in the prior year associated with a large group policy that was not renewed by the policyholder, a decrease in various one-time revenue items, lower investment yields, the favorable impact in the prior year of liabilities related to employment matters that were reduced, and the benefit in the prior year from the elimination of liabilities for pending claims that were determined to be invalid following a review.

•	Taiwan by $51 million, net of income tax, primarily due to an increase in DAC amortization in the prior year due to a loss recognition adjustment and prior year restructuring costs of $11 million associated with the termination of the agency distribution channel, partially offset by the favorable impact of liability refinements in the prior year and higher policyholder liabilities related to loss recognition in the prior year.

•	Brazil by $37 million, net of income tax, due to the unfavorable impact of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business in the prior year, an increase in litigation liabilities in the prior year and the unfavorable impact of the reversal of a tax credit in the prior year, as well as growth of the in-force business.

•	Ireland by $19 million, net of income tax, primarily due to the utilization of net operating losses for which a valuation allowance had been previously established as well as higher investment income resulting from higher invested assets from a capital contribution, partially offset by higher start-up expenses and currency transaction losses.

•	Japan by $22 million, net of income tax, due to improved hedge results and business growth, partially offset by the impact of foreign currency transaction losses.

•	Hong Kong by $9 million, net of income tax, due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation, as well as business growth.

•	Chile by $8 million, net of income tax, primarily due to continued growth of the in-force business, higher joint venture income and higher returns on inflation indexed securities, partially offset by higher compensation, infrastructure and marketing expenses.

•	The United Kingdom by $3 million, net of income tax, due to a reduction of claim liabilities resulting from an experience review, offset by an unearned premium calculation refinement.

•	Australia by $1 million, net of income tax, due to changes in foreign currency exchange rates offset by higher claims and business growth.

Partially offsetting these increases, income from continuing operations decreased in:

•	The home office by $9 million, net of income tax, due to higher economic capital charges and investment expenses of $16 million, net of income tax, a $3 million increase in contingent tax expenses in the current year, as well as higher spending on growth and initiatives, partially offset by the elimination of certain intercompany expenses previously charged to the International segment and a tax benefit associated with a prior year income tax expense of $7 million related to a revision of an estimate.

•	India by $3 million, net of income tax, primarily due to headcount increases and growth initiatives, as well as the impact of valuation allowances established against losses in both years.

•	South Korea by $4 million, net of income tax, due to a favorable impact in the prior year of $38 million, net of income tax, in DAC amortization associated with the implementation of a more refined reserve valuation system, as well as additional expenses in the current year associated with growth and infrastructure initiatives, partially offset by continued growth in its variable universal life business, lower DAC amortization in the variable universal life business due to favorable market performance and a lower increase in claim liabilities.

The remainder of the change in income from continuing operations can be attributed to contributions from the other countries.

Revenues

Total revenues, excluding net investment gains (losses), increased by $858 million, or 19%, to $5,362 million for the year ended December 31, 2007 from $4,504 million for the comparable 2006 period.

Premiums, fees and other revenues increased by $560 million, or 16%, to $4,114 million for the year ended December 31, 2007 from $3,554 million for the comparable 2006 period.

Premiums, fees and other revenues increased in:

•	Mexico by $133 million primarily due to higher fees and growth in its institutional and universal life businesses, a decrease of $13 million in experience refunds during the first quarter of 2007 on Mexico’s institutional business, as well as the adverse impact in the prior year of an adjustment for experience refunds on Mexico’s institutional business. These increases were offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits, and various one-time revenue items for which the prior year benefited by $16 million and the current year benefited by $4 million.

•	Hong Kong by $98 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation, as well as business growth.

•	Chile by $94 million primarily due to higher annuity sales resulting from a higher interest rate environment, improved competitive conditions and an expected rate increase in 2008, higher institutional premiums from its traditional and bank distribution channels, as well as the decrease in the prior year resulting from management’s decision not to match aggressive pricing in the marketplace.

•	South Korea by $90 million primarily due to higher fees from growth in its guaranteed annuity business and variable universal life business.

•	Brazil by $35 million primarily due to changes in foreign currency exchange rates and business growth.

•	The Company’s Japan operation by $31 million due to an increase in reinsurance assumed.

•	Australia by $26 million as a result of growth in the institutional and reinsurance in-force business, an increase in retention levels and changes in the foreign currency exchange rates.

•	Argentina by $21 million primarily due to an increase in premiums and fees from higher pension contributions resulting from higher participant salaries and a higher salary threshold subject to fees and growth in bancassurance, partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation.

•	Taiwan and India by $21 million and $11 million, respectively, primarily due to business growth.

Partially offsetting these increases, premiums, fees and other revenues decreased in:

•	The United Kingdom by $3 million due to an unearned premium calculation refinement partially offset by changes in foreign currency rates.

The remainder of the change in premiums, fees and other revenues can be attributed to contributions from the other countries.

Net investment income increased by $298 million, or 31%, to $1,248 million for the year ended December 31, 2007 from $950 million for the comparable 2006 period.

Net investment income increased in:

•	Chile by $148 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, higher joint venture income, as well as an increase in invested assets.

•	Mexico by $46 million due to an increase in invested assets, partially offset by a decrease in yields, exclusive of inflation.

•	Hong Kong by $43 million primarily due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Japan by $19 million due to an increase of $52 million from hedging activities associated with Japan’s guaranteed annuity, offset by a decrease of $33 million, net of income tax, in the Company’s investment in Japan primarily due to an increase in the costs of guaranteed annuity benefits and the impact of foreign currency transaction losses, partially offset by business growth.

•	South Korea and Taiwan by $24 million and $6 million, respectively, primarily due to increases in invested assets.

•	Brazil by $14 million primarily due to increases in invested assets as well as changes in foreign currency exchange rates.

•	Australia by $12 million due to changes in foreign currency exchange rates, higher yields and increases in invested assets.

•	Ireland by $9 million due to an increase in invested assets resulting from capital contributions.

•	India by $4 million due to an increase in invested assets, as well as higher yields.

Partially offsetting these increases in net investment income was a decrease in:

•	The home office of $25 million primarily due to an increase in the amount charged for economic capital and investment management expenses.

•	Argentina by $7 million primarily due to unfavorable results in the trading portfolio, partially offset by higher invested assets resulting from capital contributions in the prior year. Additionally, net investment income in the prior year did not decrease correspondingly with the decrease in policyholder benefits and claims discussed below because the prior year did not include interest- and inflation-indexed assets to support such liabilities.

The remainder of the change in net investment income can be attributed to contributions from the other countries.

Changes in foreign currency exchange rates accounted for a $106 million increase in total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $338 million, or 8%, to $4,565 million for the year ended December 31, 2007 from $4,227 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $119 million, or 4%, to $2,817 million for the year ended December 31, 2007 from $2,698 million for the comparable 2006 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile by $221 million primarily due to an increase in inflation indexed policyholder liabilities as well as growth in its annuity and institutional businesses.

•	Hong Kong by $119 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Taiwan by $65 million primarily due to a decrease of $14 million in the prior year from liability refinements associated with the conversion to a new valuation system, as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006 and growth in the business.

•	South Korea by $27 million primarily due to business growth as well as changes in foreign currency exchange rates, partially offset by a lower increase in claims liabilities resulting from a change in the reinsurance allowance in the prior year.

•	Australia by $23 million due to higher claims, an increase in retention levels, business growth and changes in foreign currency exchange rates.

•	India by $4 million due to higher claims and business growth, partially offset by management’s update of assumptions used to determine estimated gross profits.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Argentina by $250 million primarily due to the elimination of liabilities for claims and premium deficiencies of $208 million resulting from pension reform. Under the reform plan, which is effective January 1, 2008, fund administrators are no longer liable for new death and disability claims of the plan participants. Also contributing is a decrease in interest- and market-indexed policyholder liabilities and the favorable impact of reductions in claim liabilities resulting from experience reviews in both the current and prior years.

•	Mexico by $63 million, primarily due to a decrease in certain policyholder liabilities of $117 million caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year and a reduction in claim liabilities resulting from experience reviews, offset by an increase of $10 million due to a decrease in the prior year of policyholder benefits associated with a large group policy that was not renewed by the policyholder, an increase of $6 million due to a benefit in the prior year from the elimination of liabilities for pending claims that were determined to be invalid following a review, as well as business growth.

•	Brazil of $13 million primarily due to the impact in the prior year of increases in policyholder liabilities from higher than expected mortality on specific blocks of business, partially offset by changes in foreign currency exchange rates.

•	The United Kingdom by $8 million, due to a reduction of claim liabilities based on a review of experience.

Decreases in other countries accounted for the remainder of the change.

Other expenses increased by $219 million, or 14%, to $1,748 million for the year ended December 31, 2007 from $1,529 million for the comparable 2006 period.

Other expenses increased in:

•	Argentina by $153 million, primarily due to a liability of $128 million for servicing obligations that was established as a result of pension reform. Under the reform plan, which is effective January 1, 2008, the Company retains the obligation for administering certain existing and future participants’ accounts for which they receive no revenue. Also contributing is an increase in commissions on bancassurance business, an increase in retention incentives related to pension reform, the impact of management’s update of DAC assumptions as a result of pension reform and growth, partially offset by a lower increase in liabilities due to inflation and exchange rate indexing.

•	South Korea by $92 million, primarily due to the favorable impact in the prior year of $60 million in DAC amortization associated with the implementation of a more refined reserve valuation system and additional expenses in the current year associated with growth and infrastructure initiatives, as well as business growth and higher bank insurance fees, partially offset by a decrease in DAC amortization related to market performance.

•	Mexico by $27 million primarily due to higher expenses related to business growth and the favorable impact in the prior year of liabilities related to employment matters that were reduced, offset by a decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, and a decrease in liabilities based on a review of outstanding remittances.

•	India by $14 million primarily due to headcount increases and growth initiatives, partially offset by the impact of management’s update of assumptions used to determine estimated gross profits.

•	Australia by $12 million primarily due to business growth and changes in foreign currency exchange rates.

•	Chile by $12 million primarily due to higher compensation costs, higher spending on infrastructure and marketing programs and growth, partially offset by a decrease in DAC amortization related to inflation indexing.

•	Hong Kong by $11 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Ireland by $10 million due to additional start-up costs, as well as $5 million of foreign currency transaction losses.

•	Brazil by $9 million primarily due to changes in foreign currency exchange rates, partially offset by an increase in litigation liabilities in the prior year.

•	The United Kingdom by $2 million due to changes in foreign currency rates and higher spending on business initiatives, partially offset by lower DAC amortization resulting from calculation refinements.

Partially offsetting these increases in other expenses were decreases in:

•	Taiwan by $118 million primarily due to a one-time increase in DAC amortization in the prior year of $77 million due to a loss recognition adjustment resulting from low interest rates relative to product guarantees coupled with high persistency rates on certain blocks of business, an increase in DAC amortization in the prior year associated with the implementation of a new valuation system, expenses of $17 million in the prior year related the termination of the agency distribution channel and expense reductions recognized in the current year due to elimination of the agency distribution channel.

•	The home office of $4 million primarily due to the elimination of certain intercompany expenses previously charged to the International Segment, offset by higher spending on growth and infrastructure initiatives.

Decreases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates accounted for a $105 million increase in total expenses.

Year ended December 31, 2006 compared with the year ended December 31, 2005 — International

Income from Continuing Operations

Income from continuing operations decreased by $14 million, or 8%, to $172 million for the year ended December 31, 2006 from $186 million for the comparable 2005 period. The acquisition of Travelers contributed $20 million during the first six months of 2006 to income from continuing operations, which includes $3 million, net of income tax, of net investment gains. Included in the Travelers results is an increase to policyholder benefits and claims of $10 million, net of income tax, resulting from the increase in policyholder liabilities due to higher than expected mortality in Brazil on specific blocks of business written in the Travelers entity since the acquisition, and consistent with the increase in the existing MetLife entity as described more fully below. Excluding the impact of Travelers, income from continuing operations decreased by $34 million, or 18%, from the comparable 2005 period. This decrease includes the impact of net investment gains (losses) of ($17) million, net of income tax. Excluding the impact of Travelers and of net investment gains (losses), income from continuing operations decreased by $17 million from the comparable 2005 period.

Income from continuing operations decreased in:

•	Taiwan by $59 million, net of income tax, due to a loss recognition adjustment (in the form of accelerated DAC amortization) of $50 million, net of income tax, and restructuring costs of $11 million, net of income tax, partially offset by reserve refinements of $3 million, net of income tax, associated with the conversion to a new valuation system.

•	Canada by $19 million, net of income tax, primarily due to the realignment of economic capital in the prior year.

•	Mexico by $12 million, net of income tax, due to an increase in amortization of DAC resulting from management’s update of assumptions used to determine estimated gross margins in both years, higher operating expenses from the pension business, the net impact of an adjustment to the liability for experience refunds on a block of business, a decrease in various one-time other revenue items for which the prior year benefited by $13 million, net of income tax, and the current year benefited by $11 million, net of income tax, as well as an increase of $27 million in tax due to tax benefits realized in the prior year from the American Jobs Creation Act of 2004 (“AJCA”).These were partially offset by a decrease in certain policyholder liabilities caused by a decrease in unrealized investment gains on invested assets supporting those liabilities relative to the prior year, a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, a benefit in the current year from the elimination of liabilities for pending claims that were determined to be invalid following a review, the unfavorable impact in the prior year of contingent liabilities that were established related to potential employment matters in that year and which were eliminated in the current year as well as overall business growth.

•	Brazil by $7 million, net of income tax, primarily due to a $10 million, net of income tax, increase in policyholder benefits and claims related to an increase in future policyholder benefit liabilities on specific blocks of business. This increase is due to significantly higher than expected mortality experience, of which a total of $20 million, net of income tax, of additional liabilities were recorded, $10 million, net of income tax, of which was associated with the acquired Travelers’ business, and of which $10 million, net of income tax, was related to the existing MetLife entities. Brazil’s income from continuing operations was also impacted by an increase in litigation liabilities, as well as adverse claim experience in the current year.

•	The Company’s investment in Japan by $4 million, net of income tax, due to variability in the hedging program.

•	The home office by $49 million primarily due to recorded higher infrastructure expenditures in support of segment growth of $39 million, net of income tax, as well as a $23 million, net of income tax, contingent tax liability. This was offset by an increase in income from continuing operations of $13 million, net of income tax, due to a reduction in the amount charged for economic capital.

•	The Company’s operation in Ireland reduced operating income by $34 million, net of income tax, due to start-up expenses in the current year. A valuation allowance was established against the deferred income tax benefit resulting from the Ireland losses.

Partially offsetting these decreases in income from continuing operations were increases in:

•	South Korea by $79 million, net of income tax, primarily due to continued growth of the in-force business, a one-time benefit of $38 million, net of income tax, associated with the implementation of a more refined reserve valuation system, as well as a benefit of $13 million from the impact of foreign currency exchange rates.

•	Argentina by $61 million, net of income tax, due to higher net investment income resulting from capital contributions since the completion of the Travelers acquisition, the release of liabilities for pending claims that were determined to be invalid following a review, the favorable impact of foreign currency exchange rates and inflation rates on certain contingent liabilities, the utilization of $4 million of net operating losses for which a valuation allowance had been previously established, a $12 million increase in the prior year period of a deferred income tax valuation allowance established against tax benefits in that year, as well as business growth.

•	Australia by $22 million, net of income tax, primarily due to reserve strengthening on a block of business in the prior year, as well as business growth.

•	Chile by $5 million, net of income tax, primarily due to growth in the institutional business of $2 million, as well as the favorable impact of foreign currency exchange rates of $2 million.

•	The United Kingdom by $5 million, net of income tax, primarily due to growth of the in-force business.

The remainder of the decrease in income from continuing operations can be attributed to other countries. Changes in foreign currency exchange rates accounted for $2 million of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $925 million, or 26%, to $4,504 million for the year ended December 31, 2006 from $3,579 million for the comparable 2005 period. The acquisition of Travelers contributed $366 million during the first six months of 2006 to the period over period increase. Excluding the impact of Travelers, such revenues increased by $559 million, or 16%, over the comparable 2005 period.

Premiums, fees and other revenues increased by $469 million, or 17%, to $3,254 million for the year ended December 31, 2006 from $2,785 million for the comparable 2005 period.

Premiums, fees and other revenues increased in:

•	Mexico by $159 million, primarily due to higher fees and growth in its universal life and institutional business, partially offset by an adjustment for experience refunds on a block of business and various one-

time other revenue items for which the prior year benefited by $19 million and the current year benefited by $16 million.

•	South Korea by $156 million primarily due to business growth driven by strong sales of its variable universal life product, as well as the favorable impact of foreign currency exchange rates of $56 million.

•	Brazil by $49 million due to business growth and higher bancassurance business, as well as an increase in amounts retained under reinsurance arrangements.

•	Chile by $22 million primarily due to the favorable impact of foreign currency exchange rates of $14 million, as well as an increase in institutional premiums through its bank distribution channel, partially offset by lower annuity sales due in part from management’s decision not to match aggressive pricing in the marketplace.

•	The United Kingdom, Argentina, Australia, and Taiwan by $21 million, $16 million, $15 million, and $12 million respectively, primarily due to business growth.

Increases in other countries accounted for the remainder of the change.

Net investment income increased by $90 million, or 11%, to $884 million for the year ended December 31, 2006 from $794 million for the comparable 2005 period.

Net investment income increased in:

•	Argentina by $41 million primarily due to higher invested assets resulting from capital contributions since the completion of the Travelers acquisition.

•	Mexico by $28 million primarily due to higher inflation rates and increases in invested assets, partially offset by lower average investment yields.

•	South Korea, Brazil and Taiwan by $25 million, $14 million and $5 million, respectively, primarily due to increases in invested assets, as well as the favorable impact of foreign currency exchange rates of $10 million.

•	Home office by $17 million primarily due to a reduction in the amount charged for economic capital from the prior year.

Partially offsetting these increases in net investment income were decreases in:

•	Chile by $8 million primarily due to a reduction in the inflation rate, partially offset by the favorable impact of foreign currency exchange rates of $8 million and increases in invested assets. The invested asset valuations and returns on these invested assets are linked to inflation rates in most of the Latin American countries in which the Company does business.

•	Canada by $33 million due to the realignment of economic capital.

Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates had a favorable impact of $105 million on total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $857 million, or 25%, to $4,227 million for the year ended December 31, 2006 from $3,370 million for the comparable 2005 period. The acquisition of Travelers contributed $346 million during the first six months of 2006 to the year over year increase. Excluding the impact of Travelers, total expenses increased by $511 million, or 15%, over the comparable 2005 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $187 million, or 8%, to $2,560 million for the year ended December 31, 2006 from $2,373 million for the comparable 2005 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Mexico by $113 million primarily due to an increase in other policyholder benefits and claims of $108 million and in interest credited to policyholder account balances of $39 million commensurate with the growth in revenue discussed above. These increases in Mexico were partially offset by a decrease in certain policyholder liabilities of $18 million caused by a decrease in the unrealized investment gains on the invested assets supporting those liabilities, a $10 million benefit from a decrease in policyholder benefits associated with a large group policy that was not renewed by the policyholder, and a $6 million benefit in the current year from the elimination of liabilities for pending claims that were determined to be invalid following a review.

•	Brazil by $49 million primarily due to an increase in policyholder liabilities on these specific blocks of business as discussed above, an increase in amounts retained under reinsurance arrangements, as well as adverse claim experience in other lines of business.

•	South Korea by $44 million commensurate with the business growth discussed above, as well as the impact of foreign currency exchange rates of $33 million.

Partially offsetting these increases, policyholder benefits and claims, policyholder dividends, and interest credited to policyholder account balances decreased in:

•	Australia by $22 million due to reserve strengthening in the prior year on a block of reinsurance business.

•	Chile by $7 million primarily due to a decrease in annuity liabilities related to the decrease in the inflation index and the decrease in annuity premiums discussed above, partially offset by growth in the institutional business, as well as the impact of foreign currency exchange rates of $17 million.

•	Taiwan by $2 million primarily due to a decrease of $14 million from reserve refinements associated with the implementation of a new valuation system, partially offset by an increase of $12 million primarily due to business growth.

•	Argentina by $2 million primarily due to the elimination of liabilities for pending claims that were determined to be invalid following a review, partially offset by business growth. Increases in other countries accounted for the remainder of the change.

Other expenses increased by $324 million, or 32%, to $1,321 million for the year ended December 31, 2006 from $997 million for the comparable 2005 period.

Other expenses increased in:

•	Taiwan by $110 million primarily due to a one-time increase in DAC amortization of $77 million due to a loss recognition adjustment resulting from low interest rates relative to product guarantees coupled with high persistency rates on certain blocks of business, an increase of $17 million related to the termination of the agency distribution channel in Taiwan, an increase of $9 million from refinements associated with the implementation of a new valuation system, as well as business growth.

•	Mexico by $49 million primarily due to an increase in commissions commensurate with the revenue growth discussed above, higher DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, higher expenses related to growth initiatives, and additional expenses associated with the Mexican pension business, partially offset by the favorable impact of contingent liabilities that were established in the prior year related to potential employment matters and which were eliminated in the current year.

•	South Korea by $25 million, primarily due to an increase in DAC amortization and general expenses, which were both due to the growth in business, the impact in the prior year of an accrual for an early retirement program and the impact of foreign currency exchange rates of $15 million. These were partially offset by a decrease of $60 million in DAC amortization associated with the implementation of a more refined reserve valuation system.

•	Brazil by $25 million primarily due to the growth in business discussed above, as well as an increase in litigation liabilities.

•	Chile by $13 million due to increased commissions and other expenses associated with its institutional business, as well as the impact of foreign currency exchange rates of $4 million.

•	The United Kingdom and Australia by $15 million and $3 million, respectively, primarily due to business growth.

•	Home office by $57 million primarily due to an increase in expenditures for information technology projects, growth initiative projects and integration costs, as well as an increase in compensation resulting from an increase in headcount from the comparable 2005 period.

•	Ireland by $34 million primarily related to the start-up of the Company’s operation in Ireland.

Offsetting these increases, other expenses decreased in:

•	Argentina by $9 million primarily due to the favorable impact of foreign currency exchange rates and inflation rates on certain contingent liabilities.

Increases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates accounted for $90 million of the increase in total expenses.

Reinsurance

The following table presents consolidated financial information for the Reinsurance segment for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues
Premiums	$4,910	$4,348	$3,869
Net investment income	871	732	606
Other revenues	77	66	58
Net investment gains (losses)	(177)	7	22

Total revenues	5,681	5,153	4,555

Expenses
Policyholder benefits and claims	3,989	3,490	3,206
Interest credited to policyholder account balances	262	254	220
Other expenses	1,226	1,227	991

Total expenses	5,477	4,971	4,417

Income before provision for income tax	204	182	138
Provision for income tax	71	64	46

Net income	$133	$118	$92

Year ended December 31, 2007 compared with the year ended December 31, 2006 — Reinsurance

Net Income

Net income increased by $15 million, or 13%, to $133 million for the twelve months ended December 31, 2007 from $118 million for the comparable 2006 period.

The increase in net income was attributable to a 13% increase in premiums while policyholder benefits and claims increased by 14%, a 19% increase in net investment income while interest credited to policyholder account balances increased by 3%, and a 17% increase in other revenues. The increase in premiums, net of the increase in policyholder benefits and claims, added $41 million to net income, net of income tax, which was primarily due to additional business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. Policyholder benefits and claims as a percentage of premiums were 81% and are comparable to the prior year. The increase in net investment income, net of interest credited to policyholder account balances, added $85 million to net income and was due primarily to growth in the invested asset base. The increases in invested assets and net investment income, net of interest credited to policyholder account balances were substantially derived from the issuance of notes, which also increased interest expense within other expenses as described below. Additionally, positive operating cash flows and additional policyholder account balances contributed to the growth in the invested asset base. The increase in other revenues added $7 million to net income, net of income tax, and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2007.

A decrease in other expenses added $1 million to net income, net of income tax. The decrease in other expenses was primarily related to a reduction of expenses associated with DAC, including reinsurance allowances paid, offset by an increase in interest, expense compensation and overhead-related expenses associated with RGA’s international expansion, and minority interest expense. The increase in interest expense is associated with the issuance of $850 million 30-year notes in June 2006 by a subsidiary of RGA to provide long-term collateral for Regulation XXX statutory reserves, RGA’s issuance of $300 million senior notes in March 2007, and FIN 48 interest expense.

These increases in net income were partially offset by a $120 million increase in net investment losses, net of income tax. The increase in net investment losses was primarily due to a decrease in the fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis.

Additionally, a component of the increase in net income was a $4 million increase associated with foreign currency exchange rate movements.

Revenues

Total revenues, excluding net investment gains (losses), increased by $712 million, or 14%, to $5,858 million for the twelve months ended December 31, 2007 from $5,146 million for the comparable 2006 period.

The increase in revenues was primarily associated with growth in premiums of $562 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $221 million; Asia Pacific, which contributed $192 million; Europe and South Africa, which contributed $91 million; and Canada, which contributed $58 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income increased by $139 million primarily due to growth in the invested asset base from net proceeds from the aforementioned notes offerings by RGA and its subsidiary, positive cash flows from operations, additional deposits associated with the coinsurance of annuity products, and a realignment of economic capital. The investment yield also increased slightly over the comparable prior year.

Other revenues increased by $11 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $128 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $506 million, or 10%, to $5,477 million for the twelve months ended December 31, 2007 from $4,971 million for the comparable 2006 period.

This increase in total expenses was primarily attributable to an increase of $499 million in policyholder benefits and claims, primarily associated with a growth in insurance in-force of $179 billion, and an increase of

$8 million in interest credited to policyholder account balances. This increase in interest credited to policyholder account balances was more than offset by an increase in net investment income. In addition to the in-force growth, favorable mortality in the prior year in the international operations added to the increase in policyholder benefits and claims.

Other expenses decreased by $1 million due to a $79 million decrease in expenses associated with DAC, including reinsurance allowances paid, offset by a $41 million increase in interest expense associated with the aforementioned notes offerings by RGA and its subsidiary and the application of FIN 48, and an $7 million increase in minority interest expense. Included in the $79 million decrease in expenses associated with DAC was a $113 million reduction of DAC amortization due to the change in the value of embedded derivatives associated with modified coinsurance arrangements as a result of the impact of widening credit spreads in the U.S. debt markets. An offsetting increase of $30 million was primarily due to compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations, including equity compensation expense.

Additionally, a component of the increase in total expenses, was a $121 million increase associated with foreign currency exchange rate movements.

Year ended December 31, 2006 compared with the year ended December 31, 2005 — Reinsurance

Net Income

Net income increased by $26 million, or 28%, to $118 million for the year ended December 31, 2006 from $92 million for the comparable 2005 period.

The increase in net income was attributable to a 12% increase in premiums while policyholder benefits and claims increased by 9%, a 21% increase in net investment income while interest credited to policyholder account balances increased by 15%, and a 14% increase in other revenues. The increase in premiums, net of the increase in policyholder benefits and claims, added $127 million to net income which was primarily due to added business in-force from facultative and automatic treaties and renewal premiums on existing blocks of business in the U.S. and international operations. The increase in policyholder benefits and claims was partially offset by unfavorable mortality and an increase in the liabilities associated with RGA’s Argentine pension business, both in the prior-year period. The increase in net investment income and interest credited to policyholder account balances added $60 million to net income and was due to growth in the invested asset base. The increase in invested assets, and net investment income, substantially derived from the issuance of notes and a collateral financing facility, which increased interest expense within other expenses as described below. The increase in other revenues added $5 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2006, partially offset by a decrease in foreign currency transaction gains in the prior-year period.

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

Net investment income increased by $126 million, primarily due to growth in the invested asset base from net proceeds of RGA’s $850 million 30-year notes offering in June 2006 and $400 million junior subordinated note offering in December 2005, positive operating cash inflows and additional deposits associated with the coinsurance of annuity products. Investment yields were down slightly compared to the prior-year period. The increase in net investment income was partially offset by a decrease related to a realignment of economic capital.

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

The increase in total expenses was commensurate with the growth in revenues and was primarily attributable to an increase of $284 million in policyholder benefits and claims, primarily associated with growth in insurance in-force of $245 billion, and a $34 million increase in interest credited due to growth in policyholder account balances associated with the coinsurance of annuity products, which is generally offset by a corresponding increase in net investment income. The increase in policyholder benefits and claims of $284 million was partially offset by favorable underwriting results in RGA’s international operations in the current year period, unfavorable mortality experience in the U.S. and the United Kingdom in the prior-year period, and a $33 million increase in the liabilities associated with the Argentine pension business in the prior year period.

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

Corporate & Other

The following table presents consolidated financial information for Corporate & Other for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues
Premiums	$35	$35	$22
Universal life and investment-type product policy fees	—	—	1
Net investment income	1,460	1,046	699
Other revenues	63	34	30
Net investment gains (losses)	47	(154)	(48)

Total revenues	1,605	961	704

Expenses
Policyholder benefits and claims	47	37	(15)
Other expenses	1,400	1,349	955

Total expenses	1,447	1,386	940

Income (loss) from continuing operations before provision (benefit) for income tax	158	(425)	(236)
Income tax benefit	(114)	(419)	(215)

Income (loss) from continuing operations	272	(6)	(21)
Income from discontinued operations, net of income tax	35	3,134	1,167

Net income	307	3,128	1,146
Preferred stock dividends	137	134	63

Net income available to common shareholders	$170	$2,994	$1,083

Year ended December 31, 2007 compared with the year ended December 31, 2006 — Corporate & Other

Income from Continuing Operations

Income from continuing operations increased by $278 million, to a gain of $272 million for the year ended December 31, 2007 from a loss of $6 million for the comparable 2006 period. Included in this increase were lower net investment losses of $132 million, net of income tax, resulting in a net investment gain. Excluding the impact of net investment gains (losses), income from continuing operations increased by $146 million.

The increase in income from continuing operations was primarily attributable to higher net investment income, lower corporate expenses, higher other revenues, integration costs incurred in the prior year, and lower legal cost of $269 million, $56 million, $19 million, $17 million, and $7 million, respectively, each of which were net of income tax. This was partially offset by higher interest expense on debt, higher interest on tax contingencies, and higher interest credited to bankholder deposits of $86 million, $23 million, and $3 million respectively, each of which were net of income tax. Tax benefits decreased by $103 million over the comparable 2006 period due to the Company’s implementation of FIN 48, the difference of finalizing the Company’s 2006 tax return in 2007 when compared to finalizing the Company’s 2005 tax return in 2006 and the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $443 million, or 40%, to $1,558 million for the year ended December 31, 2007 from $1,115 million for the comparable 2006 period. This increase was primarily due to increased net investment income of $414 million, mainly on fixed maturity securities, driven by a higher asset base related to the reinvestment of proceeds from the sale of the Peter Cooper Village and Stuyvesant Town properties during the fourth quarter of 2006 and the investment of proceeds from issuances of junior subordinated debt in December 2006 and December 2007 and collateral financing arrangements to support statutory reserves in May 2007 and December 2007. Net investment income also increased on other limited partnerships, real estate and real estate joint ventures, and mortgage loans. Other revenues increased by $29 million primarily related to the resolution of an indemnification claim associated with the 2000 acquisition of GALIC, offset by an adjustment of surrender values on corporate-owned life insurance policies. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $61 million, or 4%, to $1,447 million for the year ended December 31, 2007 from $1,386 million for the comparable 2006 period. Interest expense was higher by $133 million due to the issuances of junior subordinated debt in December 2006 and December 2007 and collateral financing arrangements in May 2007 and December 2007, respectively, and from settlement fees on the prepayment of shares subject to mandatory redemption in October 2007, partially offset by the maturity of senior notes in December 2006 and the reduction of commercial paper outstanding. Interest on tax contingencies was higher by $35 million as a result of an increase in published Internal Revenue Service (“IRS”) interest rates and a change in the method of estimating interest expense on tax contingencies associated with the Company’s implementation of FIN 48. As a result of higher interest rates, interest credited on bank deposits increased by $5 million at MetLife Bank. Corporate expenses are lower by $86 million primarily due to lower corporate support expenses of $63 million, which included advertising, start-up costs for new products and information technology costs, and lower costs from reductions of MetLife Foundation contributions of $23 million. Integration costs incurred in 2006 period were $25 million. Legal costs were lower by $11 million primarily due to a reduction in the current year of $35 million of legal liabilities resulting from the settlement of certain cases, lower other legal costs of $3 million partially offset by higher amortization and valuation of an asbestos insurance recoverable of $27 million. Also included as a component of total expenses were the elimination of intersegment amounts which were offset within total revenues.

Year ended December 31, 2006 compared with the year ended December 31, 2005 — Corporate & Other

Income (Loss) from Continuing Operations

Income (loss) from continuing operations increased by $15 million, or 71%, to ($6) million for the year ended December 31, 2006 from ($21) million for the comparable 2005 period. The acquisition of Travelers, excluding Travelers financing and integration costs incurred by the Company, contributed $111 million during the first six months of 2006 to income (loss) from continuing operations, which included $3 million, net of income tax, of net investment losses. Excluding the impact of Travelers, income (loss) from continuing operations decreased by $96 million for the year ended December 31, 2006 from the comparable 2005 period. Included in this decrease were higher investment losses of $66 million, net of income tax. Excluding the impact of Travelers and the increase of net investment losses, income (loss) from continuing operations decreased by $30 million.

The increase in income (loss) from continuing operations was primarily attributable to higher net investment income, lower integration costs and higher other revenues of $104 million, $62 million, and $4 million, respectively, all of which were net of income tax. This was partially offset by higher interest expense on debt (principally associated with the issuance of debt to finance the Travelers acquisition), corporate support expenses, interest credited to bankholder deposits, policyholder benefits and claims and legal-related liabilities of $125 million, $111 million, $55 million, $30 million and $5 million, respectively, all of which were net of income tax. Tax benefits increased by $113 million over the comparable 2005 period due to the difference of finalizing the Company’s 2005 tax return in 2006 when compared to finalizing the Company’s 2004 tax return in 2005 and the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $363 million, or 48%, to $1,115 million for the year ended December 31, 2006 from $752 million for the comparable 2005 period. The acquisition of Travelers contributed $200 million during the first six months of 2006 to the period over period increase. Excluding the impact of Travelers, revenues increased by $163 million, or 22%, from the comparable 2005 period. This increase was primarily attributable to increased net investment income of $171 million primarily from increases in income on fixed maturity securities due to improved yields from lengthening of the duration and a higher asset base, and the impact of higher short-term interest rates on cash equivalents and short-term investments. The increase also resulted from a higher asset base invested in mortgage loans on real estate, real estate joint ventures, and other limited partnership interests and was partially offset by a decline in securities lending results and leveraged leases. The remainder of the increase was primarily attributable to increased other revenues of $5 million, which primarily consisted of increased surrender values on corporate owned life insurance policies. Also included as a component of total revenues were the intersegment eliminations which were offset within total expenses.

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

This increase was primarily attributable to higher interest expense of $192 million. The principal reason was a result of the issuance of senior notes in 2005, which included $119 million of expenses from the financing of the acquisition of Travelers. Additionally, as a result of the issuance of commercial paper, short-term interest expense increased by $67 million. Corporate support expenses were higher by $170 million primarily due to higher corporate support expenses of $107 million, which included advertising, start-up costs for new products and information technology costs, a $35 million MetLife foundation contribution in the 2006 period and a $28 million benefit, in the 2005 period, associated with the reduction of a previously established real estate transfer tax liability related to MLIC’s demutualization in 2000. As a result of growth in the business and higher interest rates, interest credited to bankholder deposits increased by $85 million at MetLife Bank. Policyholder benefits and claims increased $47 million from a 2005 period benefit associated with a reduction of a previously established liability for settlement death benefits related to the Company’s sales practices class action settlement recorded in 1999. Legal-related costs were higher by $8 million, predominantly from the reduction of previously established liabilities related to legal disputes during the 2005 period. Integration costs were lower by $95 million. Also included as a component of total expenses were the elimination of intersegment amounts which were offset within total revenues.

Liquidity and Capital Resources

The Company

Capital

RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit further regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of the Holding Company’s domestic insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels.

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

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $12.3 billion and $7.7 billion at December 31, 2007 and 2006, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

A disruption in the financial markets could limit the Holding Company’s access to or cost of liquidity.

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending activities. At December 31, 2007 and 2006, the Company had $188.4 billion and $186.5 billion in liquid assets, respectively.

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

At December 31, 2007 and 2006, the Company had outstanding $667 million and $1.4 billion in short-term debt, respectively, and at December 31, 2007 and 2006, had outstanding $9.6 billion and $9.1 billion in long-term debt, respectively. At December 31, 2007 and 2006, the Company had outstanding $5.7 billion and $850 million in collateral financing arrangements, respectively. At December 31, 2007 and 2006, the Company had outstanding $4.5 billion and $3.8 billion, respectively, in junior subordinated debt and $159 million and $278 million, respectively, in shares subject to mandatory redemption.

Debt Issuances.  In December 2007, MetLife Capital Trust IV (“Trust IV”), a variable interest entity (“VIE”) consolidated by the Company, issued exchangeable surplus trust securities (the “Trust Securities”) with a face amount of $700 million and a discount of $6 million ($694 million). The Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on December 15, 2037, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is December 15, 2067. The Holding Company may cause the redemption of the Trust Securities or debentures (i) in whole or in part, at any time on or after December 15, 2032 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2032 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the Trust Securities or debentures is payable semi-annually at a fixed rate of 7.875% up to, but not including, December 15, 2037, the scheduled redemption date. In the event the Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 3.96%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the Trust Securities, the Holding Company entered into a replacement capital covenant (“RCC”). As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2057, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2037 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities.

In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of 3-month LIBOR plus 55 basis points, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval. Simultaneous with issuing the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 55 basis points in exchange for the payment of 3-month LIBOR plus 112 basis points, payable quarterly. Under this agreement, the Holding Company may also be required to make payments to the unaffiliated financial institution related to any decline in the market value of the surplus notes and in connection with any early termination of this agreement. A majority of the proceeds from the offering of the surplus notes were placed in trust to support MRC’s statutory obligations associated with the assumed closed block liabilities. The trust is a VIE which is consolidated by the Company. At December 31, 2007, the Company held assets in trust of $1.9 billion associated with the transaction.

In May 2007, the Holding Company and MetLife Reinsurance Company of South Carolina (“MRSC”), a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At December 31, 2007, $2.4 billion had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. Proceeds from the collateral financing arrangement were placed in trust to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trust is a VIE which is consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trust. Simultaneous with entering into the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 70 basis points, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the market value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. At December 31, 2007, the Company held assets in trust of $2.3 billion associated with this transaction.

In March 2007, RGA issued $300 million of 10-year senior notes with a fixed rate of 5.625%, payable semiannually. RGA used $50 million of the net proceeds of the offering to repay existing debt during the year ended December 31, 2007.

In December 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. The debentures are scheduled for redemption on December 15, 2036; the final maturity of the debentures is December 15, 2066. The Holding Company may redeem the debentures (i) in whole or in part, at any time on or after December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest is payable semi-annually at a fixed rate of 6.40% up to, but not including, December 15, 2036, the scheduled redemption date. In the event the debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 2.205%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the debentures, the Holding Company entered into a RCC. As part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2056, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2036 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities.

In June 2006, Timberlake Financial L.L.C., (“Timberlake Financial”), a subsidiary of RGA, completed an offering of $850 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. Interest on the notes accrues at an annual rate of 1-month LIBOR plus 29 basis points payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries.

Up to $150 million of additional notes may be offered in the future. In order to make payments of principal and interest on the notes, Timberlake Financial will rely upon the receipt of interest and principal payments on surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II (“Timberlake Re”), a South Carolina captive insurance company. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance Company (“RGA Reinsurance”), to Timberlake Re. Proceeds from the offering of the notes, along with a $113 million direct investment by RGA, collateralize the notes and are not available to satisfy the general obligations of RGA or the Company. Most of these assets were placed in a trust and provide long-term collateral as support for statutory reserves required by U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on term life insurance policies with guaranteed level premium periods reinsured by RGA Reinsurance. The trust is consolidated by Timberlake Re which in-turn is consolidated by Timberlake Financial. Timberlake Financial is considered to be a VIE and RGA is considered to be the primary beneficiary. As such, the results of Timberlake Financial have been consolidated by RGA and ultimately by the Company. At December 31, 2007, the Company held assets in trust of $899 million associated with the transaction. In addition the Company held $50 million in custody as of December 31, 2007.

MetLife Bank has entered into several repurchase agreements with the Federal Home Loan Bank of New York (the “FHLB of NY”) whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. During the years ended December 31, 2007, 2006, and 2005, MetLife Bank received advances totaling $390 million, $260 million and $775 million, respectively, from the FHLB of NY, which were included in long-term debt. MetLife Bank also made repayments of $175 million, $117 million and $25 million to the FHLB of NY during the years ended December 31, 2007, 2006 and 2005, respectively. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $1.2 billion and $998 million at December 31, 2007 and 2006, respectively, which is included in long-term debt.

In December 2005, RGA issued junior subordinated debentures with a face amount of $400 million. Interest is payable semi-annually at a fixed rate of 6.75% up to but not including the scheduled redemption date, December 15, 2015. The debentures may be redeemed (i) in whole or in part, at any time on or after December 15, 2015 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in whole or in part, prior to December 15, 2015 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. In the event the debentures are not redeemed on or before the scheduled redemption date of December 15, 2015, interest on these debentures will accrue at an annual rate of 3-month LIBOR plus a margin equal to 2.665%, payable quarterly in arrears. The final maturity of the debentures is December 15, 2065. RGA has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Upon an optional or mandatory deferral of interest payments, RGA is generally not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to the subordinated debentures, until the accrued and unpaid interest on the subordinated debentures is paid. Interest compounds during periods of deferral.

In June 2005, the Company issued, in connection with the common equity units more fully described in “— Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Common Equity Units”, $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debentures due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million.

In June 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). The senior notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

In June 2005, the Holding Company issued $1.0 billion aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million), and $1.0 billion aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($997.6 million).

MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of MLIC, serves as a centralized finance unit for the Company. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At December 31, 2007 and 2006, MetLife Funding had a tangible net worth of $12 million and $11 million, respectively. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of MLIC and other affiliated companies. At December 31, 2007 and 2006, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $358 million and $840 million, respectively, consisting primarily of commercial paper.

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $4.0 billion as of December 31, 2007. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at December 31, 2007, $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs.

Information on these credit facilities as of December 31, 2007 is as follows:

				Letter of
				Credit		Unused
Borrower(s)	Expiration		Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012	(1)	$3,000	$1,532	$—	$1,468
MetLife Bank, N.A.	July 2008	(2)	200	—	—	200
Reinsurance Group of America, Incorporated	May 2008		30	—	30	—
Reinsurance Group of America, Incorporated	September 2012	(3)	750	406	—	344
Reinsurance Group of America, Incorporated	March 2011		44	—	—	44

Total			$4,024	$1,938	$30	$2,056

(1)	In June 2007, the Holding Company and MetLife Funding entered into a $3.0 billion credit agreement with various financial institutions, the proceeds of which are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015. The $1.5 billion credit agreement, with an April 2009 expiration, and the $1.5 billion credit agreement, with an April 2010 expiration, were both terminated in June 2007 and replaced by the aforementioned facility.

(2)	In July 2007, the facility was extended for one year to July 2008.

(3)	In September 2007, RGA and certain of its subsidiaries entered into a credit agreement with various financial institutions. Under the credit agreement, RGA may borrow and obtain letters of credit for general corporate purposes for its own account or for the account of its subsidiaries with an overall credit facility amount of up to $750 million. The credit agreement replaced a former credit agreement in the amount of $600 million which was scheduled to expire on September 29, 2010.

Committed Facilities.  Information on committed facilities as of December 31, 2007 is as follows:

					Letter of
					Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration		Capacity	Drawdowns	Issuances	Commitments	(Years)
			(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016	(1)	$500	$—	$490	$10	8
Exeter Reassurance Company Ltd.	December 2027	(2)	650	—	410	240	20
Timberlake Financial L.L.C.	June 2036	(3)	1,000	850	—	150	29
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	(4)	3,500	2,382	—	1,118	30
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037	(2), (5)	2,896	—	1,235	1,661	30

Total			$8,546	$3,232	$2,135	$3,179

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	As described under “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances”, RGA may, at its option, offer up to $150 million of additional notes under this facility in the future.

(4)	In May 2007, MRSC terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various financial institutions on April 25, 2005. In its place the Company entered into a 30-year collateral financing arrangement as described under “Liquidity Sources — Debt Issuances”, which may be extended by agreement of the Company and the financial institution on each anniversary of the closing of the facility for an additional one-year period. At December 31, 2007, $2.4 billion had been drawn upon under the collateral financing arrangement.

(5)	In December 2007, Exeter Reassurance Company Ltd. (“Exeter”) terminated four letters of credit, with expirations from March 2025 through December 2026, that were issued under a letter of credit facility with an unaffiliated financial institution in an aggregate amount of $1.7 billion. The letters of credit had served as collateral for Exeter’s obligations under a reinsurance agreement that was recaptured by MetLife Investors USA Insurance Company (“MLI-USA”) in December 2007. MLI-USA immediately thereafter entered into a new reinsurance agreement with MetLife Reinsurance Company of Vermont (“MRV”). To collateralize its reinsurance obligations, MRV and the Holding Company entered into a 30-year, $2.9 billion letter of credit facility with an unaffiliated financial institution.

Letters of Credit.  At December 31, 2007, the Company had outstanding $4.2 billion in letters of credit, all of which are associated with the aforementioned credit facilities, from various financial institutions, of which $2.1 billion and $1.9 billion were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Liquidity Uses

Debt Repayments.  On October 31, 2007, the Company redeemed $125 million of 8.525% GenAmerica Capital I Capital Securities which were due to mature on June 30, 2027. As a result of this repayment, the Company recognized additional interest expense of $10 million.

During the year ended December 31, 2007, RGA repaid $50 million of long-term debt using the proceeds from its March 2007 10-year senior notes offering. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances” for further information.

During the years ended December 31, 2007, 2006 and 2005, MetLife Bank made repayments of $175 million, $117 million and $25 million, respectively, to the FHLB of NY. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances” for further information.

The Holding Company repaid a $500 million 5.25% senior note which matured in December 2006 and a $1,006 million 3.911% senior note which matured in May 2005.RGA repaid a $100 million 7.25% senior note which matured in April 2006.

MLIC repaid a $250 million 7% surplus note which matured on November 1, 2005.

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

The following table summarizes the Company’s major contractual obligations as of December 31, 2007:

					More Than
				More Than	Three Years
				One Year and	and Less
			Less Than	Less Than	Than Five	More Than
Contractual Obligations		Total	One Year	Three Years	Years	Five Years
	(In millions)

Future policy benefits	(1)	$288,837	$6,823	$9,471	$9,742	$262,801
Policyholder account balances	(2)	212,049	25,640	29,028	28,278	129,103
Other policyholder liabilities	(3)	10,592	8,322	93	112	2,065
Short-term debt	(4)	667	667	—	—	—
Long-term debt	(4)	16,832	975	1,797	2,330	11,730
Collateral financing arrangements	(4)	12,800	301	603	660	11,236
Junior subordinated debt securities	(4)	8,758	1,314	1,398	324	5,722
Shares subject to mandatory redemption	(4)	785	13	26	26	720
Payables for collateral under securities loaned and other transactions	(5)	44,136	44,136	—	—	—
Commitments to lend funds	(6)	10,559	8,063	1,141	639	716
Operating leases	(7)	2,167	254	442	316	1,155
Other	(8)	8,278	7,711	6	6	555

Total		$616,460	$104,219	$44,005	$42,433	$425,803

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, MTF agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts.

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

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $1.1 billion have been excluded from amounts presented in the table above.

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

The sum of the estimated cash flows shown for all years in the table of $288.8 billion exceeds the liability amount of $132.3 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

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

Excess interest reserves representing purchase accounting adjustments of $794 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $212.0 billion exceeds the liability amount of $137.3 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See also comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances.

(3)	Other policyholder liabilities is comprised of other policyholder funds, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these liabilities are as follows:

(a)	Other policyholder funds includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, LTC and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health; and premiums received in advance. Liabilities related to unearned revenue of $2.0 billion have been excluded from the cash payments presented in the table above because they reflect an accounting convention and not a contractual obligation. With the exception of policyholder dividends left on deposit, and those items excluded as noted in the preceding sentence, the contractual obligation presented in the table above related to other policyholder funds is equal to the liability reflected in the consolidated balance sheet. Such amounts are reported in the less than one year category due to the short-term nature of the liabilities. Contractual obligations on policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.

(b)	Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the less than one year category at the amount of the liability presented in the consolidated balance sheet.

(c)	The nature of the policyholder dividend obligation is described in Note 9 of the Notes to Consolidated Financial Statements. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, management has reflected the obligation at the amount of the liability presented in the consolidated balance sheet in the more than five years category. This was done to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

(4)	Amounts presented in the table above for short-term debt, long-term debt, collateral financing arrangements, junior subordinated debt securities and shares subject to mandatory redemption differ from the balances presented on the consolidated balance sheet as the amounts presented in the table above do not include premiums or discounts upon issuance or purchase accounting fair value adjustments. The amounts presented above also include interest on such obligations as described below.

Short-term debt consists principally of 90-day commercial paper, with a remaining maturity of 54 days, and carries a variable rate of interest. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity of the commercial paper plus the related variable interest which is calculated using the prevailing rates at December 31, 2007 through the date of maturity without consideration of any further issuances of commercial paper upon maturity of the amounts outstanding at December 31, 2007.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at December 31, 2007 and, as such, does not consider the impact of future rate movements.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at December 31, 2007 and, as such, does not consider the impact of future rate movements.

Junior subordinated debt bears interest at fixed interest rates through their respective redemption dates. Interest was computed using the stated rate on the obligation through the scheduled redemption date as it is the Company’s expectation that the debt will be redeemed at that time. Inclusion of interest payments on junior subordinated debt through the final maturity date would increase the contractual obligation by $6.2 billion.

Shares subject to mandatory redemption bear interest at fixed interest rates through their respective mandatory redemption dates. Interest on shares subject to mandatory redemption was computed using the stated fixed rate on the obligation through maturity.

Long-term debt also includes payments under capital lease obligations of $13 million, $15 million, $3 million and $24 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $718 million as of December 31, 2007.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See “— Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations of $32 million not included elsewhere in the table above. Other liabilities presented in the table above is principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $6.1 billion due primarily to the exclusion of items such as minority interests, legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $150 million to be made by the Company to the pension plan in 2008 and the discretionary contributions of $116 million, based on the next year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2008. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are deferred income tax liabilities, unrecognized tax benefits, and accrued interest of $2.5 billion, $1.0 billion, and $252 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

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

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position as of December 31, 2007.

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

It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses except as noted elsewhere herein in connection with specific matters. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Other.  Based on management’s analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, including MLIC, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make cash dividend payments on its common and preferred stock, pay all operating expenses, and meet its cash needs. The nature of the Company’s diverse product portfolio and customer base lessens the likelihood that normal operations will result in any significant strain on liquidity.

Consolidated Cash Flows.  Net cash provided by operating activities increased by $3.4 billion to $10.0 billion for the year ended December 31, 2007 as compared to $6.6 billion for the year ended December 31, 2006 primarily due to higher net investment income and premiums, fees and other revenues.

Net cash provided by operating activities decreased by $1.4 billion to $6.6 billion for the year ended December 31, 2006 as compared to $8.0 billion for the comparable 2005 period. The decrease in operating cash flows was primarily due to reinsurance receivables related to the sale of certain small market recordkeeping businesses. Partially offsetting the decrease was an increase in operating cash flows in 2006 over the comparable 2005 period primarily attributable to the acquisition of Travelers.

Net cash provided by financing activities was $3.9 billion and $15.4 billion for the years ended December 31, 2007 and 2006, respectively. Accordingly, net cash provided by financing activities decreased by $11.5 billion for the year ended December 31, 2007 as compared to the prior year. Net cash provided by financing activities decreased primarily as a result of a decrease of $13.0 billion in the amount of securities lending cash collateral received in connection with the Company’s securities lending program and other cash collateral, $1.2 billion of an increase in shares acquired under the Company’s common stock repurchase program, a decrease in short-term debt borrowings of $0.8 billion and a decrease of $0.6 billion in net cash provided by policyholder account balances. In addition, net cash provided by financing activities was $0.5 billion lower than the comparable 2006 period due to the issuance of $0.7 billion of junior subordinated debt securities in 2007 as compared to $1.2 billion issued in 2006. These decreases were partially offset by an increase in the issuance of collateral financing arrangements of $4.0 billion and an increase in net issuances versus net repayments of long-term debt of $0.9 billion.

Net cash provided by financing activities was $15.4 billion and $14.5 billion for the years ended December 31, 2006 and 2005, respectively. Accordingly, net cash provided by financing activities increased by $0.9 billion primarily as a result of an increase of $7.2 billion in the amount of securities lending cash collateral received in connection with the securities lending program, a decrease in long-term debt repayments of $0.7 billion, an increase in the issuance of collateral financing arrangements of $0.9 billion and an increase in short-term debt borrowings of $0.1 billion. Such increases were offset by decreases in financing cash flows resulting from a decrease in issuance of preferred stock, junior subordinated debt securities, and long-term debt aggregating $6.6 billion which were principally used to finance the acquisition of Travelers in 2005, combined with a decrease of $0.9 billion associated with a decrease in net policyholder account balance deposits and an increase of $0.5 billion of shares acquired under the Company’s common stock repurchase program which was resumed in the fourth quarter of 2006.

Net cash used in investing activities was $10.6 billion and $18.9 billion for the years ended December 31, 2007 and 2006, respectively. Accordingly, net cash used in investing activities decreased by $8.3 billion for the year ended December 31, 2007 as compared to prior year. In the current year, cash available for the purchase of invested assets decreased by $11.5 billion as a result of the reduction in cash provided by financing activities discussed above. Also, partially offsetting this decrease was an increase of $3.4 billion in net cash provided by operating activities discussed above. The lower amount of cash available for investing activities resulted in a decrease in net purchases of fixed maturity securities of $15.9 billion, other invested assets of $1.4 billion, and a decrease in net origination of mortgage and consumer loans of $0.6 billion. This was partially offset by increases in the net purchases of real estate and real estate joint ventures of $6.3 billion, equity securities of $1.4 billion and other limited partnership interests of $0.8 billion. Also, there was a decrease in cash provided by short-term investments of $0.5 billion. In addition, the 2007 period includes the sale of MetLife Australia’s annuities and pension businesses and the acquisition of the remaining 50% interest in MetLife Fubon of $0.7 billion, while the 2006 period includes additional consideration paid related to purchases of businesses $0.1 billion.

Net cash used in investing activities was $18.9 billion and $22.6 billion for the years ended December 31, 2006 and 2005, respectively. Accordingly, net cash used in investing activities decreased by $3.7 billion for the year ended December 31, 2006 as compared to prior year. Net cash used in investing activities in the prior year included cash used to acquire Travelers of $11.0 billion, less cash acquired of $0.9 billion for a net total cash paid of $10.1 billion, which was funded by $6.8 billion in securities issuances and $4.2 billion of cash provided by operations and the sale of invested assets. During the current year, cash available for investment as a result of cash collateral received in connection with the securities lending program increased by $7.2 billion. Cash available from operations and available for investment decreased by $1.4 billion. Cash available for the purchase of invested assets increased by $4.3 billion as a result of the increase in securities lending activities of $7.2 billion as well as a decrease in the cash required for acquisitions of $4.2 billion, offset by the decrease in issuance of preferred stock, junior subordinated debt securities, and long-term debt aggregating $6.6 billion as well as the decrease in cash flow from operations of $1.4 billion. Cash available for investing activities was used to increase purchases of fixed maturity securities, other invested assets, and short-term investments, as well as increase the origination of mortgage and consumer loans and decrease net sales of real estate and real estate joint ventures and equity securities.

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

The following table contains the RBC ratios and the regulatory requirements for MetLife, Inc., as a bank holding company, and MetLife Bank:

MetLife, Inc.
RBC Ratios — Bank Holding Company
December 31,

			Regulatory	Regulatory
			Requirements	Requirements
	2007	2006	Minimum	“Well Capitalized”

Total RBC Ratio	9.87%	9.89%	8.00%	10.00%
Tier 1 RBC Ratio	9.56%	9.51%	4.00%	6.00%
Tier 1 Leverage Ratio	5.56%	5.55%	4.00%	n/a

MetLife Bank
RBC Ratios — Bank
December 31,

			Regulatory	Regulatory
			Requirements	Requirements
	2007	2006	Minimum	“Well Capitalized”

Total RBC Ratio	12.60%	11.44%	8.00%	10.00%
Tier 1 RBC Ratio	12.03%	10.88%	4.00%	6.00%
Tier 1 Leverage Ratio	6.32%	5.98%	4.00%	5.00%

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2008	2007			2006
	Permitted			Permitted			Permitted
	w/o			w/o			w/o
Company	Approval (1)	Paid (2)		Approval (3)	Paid (2)		Approval (3)
	(In millions)

Metropolitan Life Insurance Company	$1,299	$500		$919	$863		$863
MetLife Insurance Company of Connecticut	$1,026	$690	(5)	$690	$917	(4)	$—
Metropolitan Tower Life Insurance Company	$113	$—		$104	$2,300	(6)	$85
Metropolitan Property and Casualty Insurance Company	$—	$400		$16	$300		$178

(1)	Reflects dividend amounts that may be paid during 2008 without prior regulatory approval. However, if paid before a specified date during 2008, some or all of such dividends may require regulatory approval.

(2)	Includes amounts paid including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes a return of capital of $259 million.

(5)	Includes a return of capital of $404 million as approved by the applicable insurance department, of which $350 million was paid to the Holding Company.

(6)	This dividend reflects the proceeds associated with the sale of Peter Cooper Village and Stuyvesant Town properties to be used for general corporate purposes.

For the year ended December 31, 2007, $190 million in dividends from other subsidiaries were paid, of which $176 million were returns of capital, to the Holding Company. MetLife Mexico S.A. paid $116 million in dividends to the Holding Company for the year ended December 31, 2006. For the year ended December 31, 2006, there were returns of capital of $154 million to the Holding Company from other subsidiaries.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. Liquid assets exclude assets relating to securities lending activities. At December 31, 2007 and 2006, the Holding Company had $2.3 billion and $3.9 billion in liquid assets, respectively.

Global Funding Sources.  Liquidity is also provided by a variety of both short-term and long-term instruments, commercial paper, medium- and long-term debt, junior subordinated debt securities, collateral financing arrangements, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short- and long-term borrowing, as needed.

At December 31, 2007 and 2006, the Holding Company had $310 million and $616 million in short-term debt outstanding, respectively. At both December 31, 2007 and 2006, the Holding Company had $7.0 billion of unaffiliated long-term debt outstanding. At both December 31, 2007 and 2006, the Holding Company had $500 million of affiliated long-term debt outstanding. At both December 31, 2007 and 2006, the Holding Company had $3.4 billion of junior subordinated debt securities outstanding. At December 31, 2007, the Holding Company had $2.4 billion in collateral financing arrangements outstanding. The Holding Company did not have any collateral financing arrangements outstanding at December 31, 2006.

In November 2007, the Holding Company filed a shelf registration statement (the “2007 Registration Statement”) with the SEC, which was automatically effective upon filing, in accordance with SEC rules which also allow for pay-as-you-go fees and the ability to add securities by filing automatically effective amendment for companies, such as the Holding Company, which qualify as “Well-Known Seasoned Issuers.” The 2007 Registration Statement registered an unlimited amount of debt and equity securities and supersedes the shelf registration statement that the Holding Company filed in April 2005. The terms of any offering will be established at the time of the offering.

Debt Issuances.  As described more fully in “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances”, during December 2007, Trust IV issued Trust Securities with a face amount of $700 million and a discount of $6 million ($694 million) and a fixed rate of interest of 7.875% up to, but not including, December 15, 2037, the scheduled redemption date. The beneficial interest of Trust IV held by the Holding Company is not represented by an investment in Trust IV but rather by a financing agreement between the Holding Company and Trust IV. The assets of Trust IV are $700 million of 7.375% surplus notes of MLIC, which are scheduled to mature December 15, 2037, and rights under the financing agreement. Under the financing agreement, the Holding Company has the obligation to make payments (i) semiannually at a fixed rate of 0.50% of the surplus notes outstanding and owned by Trust IV or if greater (ii) equal to the difference between the Trust Securities interest payment and the interest received by Trust IV on the surplus notes. The ability of MLIC to make interest and principal payments on the surplus notes to the Holding Company is contingent upon regulatory approval. The Trust Securities, will be exchanged into a like amount of Holding Company junior subordinated debentures on December 15, 2037, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment and the Holding Company is ultimately responsible for repayment of the junior subordinated debentures. The Holding Company’s other rights and obligations as it relates to the deferral of interest, redemption, replacement capital obligation and replacement capital covenant associated with the issuance of the Trust Securities are more fully described in “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances.”

As described more fully in “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances”:

•	In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 55 basis points in exchange for the payment of 3-month LIBOR plus 112 basis points, payable quarterly. Under this agreement, the Holding Company may also be required to make payments to the unaffiliated financial institution related to any decline in the market value of the surplus notes and in connection with any early termination of this agreement. The Holding Company’s net cost of 57 basis points has been allocated to MRC. For the year ended December 31, 2007, this amount was immaterial.

•	In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 70 basis points, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the market value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. As a result of this agreement, the Holding Company effectively assumed the $2.4 billion liability under the collateral financing arrangement along with a beneficial interest in the trust holding the associated assets. The Holding Company simultaneously contributed to MRSC its beneficial interest in the trust, along with any return to be received on the investment portfolio held by the trust. The Holding Company allocates the financing costs associated with the collateral financing arrangement to MRSC.

In December 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances” for further information.

In September 2006, the Holding Company issued $204 million of affiliated long-term debt with an interest rate of 6.07% maturing in 2016.

In March 2006, the Holding Company issued $10 million of affiliated long-term debt with an interest rate of 5.70% maturing in 2016.

In December 2005, the Holding Company issued $286 million of affiliated long-term debt with an interest rate of 5.24% maturing in 2015.

In June 2005, the Holding Company issued $1.0 billion aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million), and $1.0 billion aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($997.6 million).

In June 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). These notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act.

The following table summarizes the Holding Company’s outstanding senior notes issuances, excluding any premium or discount:

Issue Date	Principal	Interest Rate	Maturity
	(In millions)

June 2005	$1,000	5.00%	2015
June 2005	$1,000	5.70%	2035
June 2005 (1)	$794	5.25%	2020
December 2004 (1)	$695	5.38%	2024
June 2004	$350	5.50%	2014
June 2004	$750	6.38%	2034
November 2003	$500	5.00%	2013
November 2003	$200	5.88%	2033
December 2002	$400	5.38%	2012
December 2002	$600	6.50%	2032
November 2001	$750	6.13%	2011

(1)	This amount represents the translation of pounds sterling into U.S. dollars using the noon buying rate on December 31, 2007 of $1.9843 as announced by the Federal Reserve Bank of New York.

See also “— Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Common Equity Units” for a description of $2,134 million of junior subordinated debt securities issued in connection with the issuance of common equity units.

Preferred Stock.  During the year ended December 31, 2007, the Holding Company issued no new preferred stock.

In June 2005, the Holding Company issued 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $600 million.

In June 2005, the Holding Company issued 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares,” together with the Series A preferred shares, collectively, the “Preferred Shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share for aggregate proceeds of $1.5 billion.

The Preferred Shares rank senior to the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company’s Board of Directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of: (i) 1.00% above 3-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company’s common stock — or any other securities ranking junior to the Preferred Shares — unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

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

Each common equity unit has an initial stated amount of $25 per unit and consists of:

•	a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II (“Series A Trust”), with an initial liquidation amount of $1,000.

•	a 1/80, or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III (“Series B Trust” and, together with the Series A Trust, the “Capital Trusts”), with an initial liquidation amount of $1,000.

•	a stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company’s common stock, par value $0.01 per share, for a purchase price of $12.50.

The Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Capital Trusts and $64 million in trust common securities issued equally by the Capital Trusts. The common and preferred securities of the Capital Trusts, totaling $2,134 million, represent undivided beneficial ownership interests in the assets of the Capital Trusts, have no stated maturity and must be redeemed upon maturity of the corresponding series of junior subordinated debt securities — the sole assets of the respective Capital Trusts. The Series A Trust and Series B Trust will each make quarterly distributions on the common and preferred securities at an annual rate of 4.82% and 4.91%, respectively.

The Holding Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that there are funds available in the Capital Trusts. The guarantee will remain in place until the full redemption of the trust preferred securities. The trust preferred securities held by the common equity unit holders are pledged to the Holding Company to collateralize the obligation of the common equity unit holders under the related stock purchase contracts. The common equity unit holder may substitute certain zero coupon treasury securities in place of the trust preferred securities as collateral under the stock purchase contract.

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

Credit Facilities.  In June 2007, the Holding Company and MetLife Funding entered into a $3.0 billion credit agreement with various financial institutions, the proceeds of which are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015. The $1.5 billion credit agreement, with an April 2009 expiration, and the

$1.5 billion credit agreement, with an April 2010 expiration, were both terminated in June 2007 and replaced by the aforementioned facility.

At December 31, 2007, $1.5 billion of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

Committed Facilities.  Information on committed facilities as of December 31, 2007 is as follows:

					Letter of
					Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration		Capacity	Drawdowns	Issuances	Commitments	(Years)
				(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016	(1)	$500	$—	$490	$10	8
Exeter Reassurance Company Ltd.	December 2027	(2)	650	—	410	240	20
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	(3)	3,500	2,382	—	1,118	30
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037	(2),(4)	2,896	—	1,235	1,661	30

Total			$7,546	$2,382	$2,135	$3,029

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	In May 2007, MRSC terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various institutional lenders on April 25, 2005. In its place the Company entered into a 30-year collateral financing arrangement as described under “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances”, which may be extended by agreement of the Holding Company and the financial institution on each anniversary of the closing of the facility for an additional one-year period. At December 31, 2007, $2.4 billion had been drawn upon under the collateral financing arrangement.

(4)	In December 2007, Exeter terminated four letters of credit, with expirations from March 2025 through December 2026, that were issued under a letter of credit facility with an unaffiliated financial institution in an aggregate amount of $1.7 billion. The letters of credit had served as collateral for Exeter’s obligations under a reinsurance agreement that was recaptured by MLI-USA in December 2007. MLI-USA immediately thereafter entered into a new reinsurance agreement with MRV. To collateralize its reinsurance obligations, MRV and the Holding Company entered into a 30-year, $2.9 billion letter of credit facility with an unaffiliated financial institution.

Letters of Credit.  At December 31, 2007, the Holding Company had $1.5 billion in outstanding letters of credit, all of which are associated with the aforementioned credit facilities, from various financial institutions. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Liquidity Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)

October 23, 2007	November 6, 2007	December 14, 2007	$0.74	$541
October 24, 2006	November 6, 2006	December 15, 2006	$0.59	$450
October 25, 2005	November 7, 2005	December 15, 2005	$0.52	$394

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 15, 2007	November 30, 2007	December 17, 2007	$0.4230476	$11	$0.4062500	$24
August 15, 2007	August 31, 2007	September 17, 2007	$0.4063333	$10	$0.4062500	$24
May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	$10	$0.4062500	$24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	$10	$0.4062500	$24

				$41		$96

November 15, 2006	November 30, 2006	December 15, 2006	$0.4038125	$10	$0.4062500	$24
August 15, 2006	August 31, 2006	September 15, 2006	$0.4043771	$10	$0.4062500	$24
May 16, 2006	May 31, 2006	June 15, 2006	$0.3775833	$9	$0.4062500	$24
March 6, 2006	February 28, 2006	March 15, 2006	$0.3432031	$9	$0.4062500	$24

				$38		$96

November 15, 2005	November 30, 2005	December 15, 2005	$0.3077569	$8	$0.4062500	$24
August 22, 2005	August 31, 2005	September 15, 2005	$0.2865690	$7	$0.4017361	$24

				$15		$48

See “— Subsequent Events.”

Affiliated Capital Transactions.  During the years ended December 31, 2007 and 2006, the Holding Company invested an aggregate of $2.8 billion and $1.8 billion, respectively, in various affiliates.

In December 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company’s ownership percentage of RGA to approximately 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined, resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At December 31, 2007, the Company’s ownership was approximately 52% of RGA.

The Holding Company lends funds, as necessary, to its affiliates, some of which are regulated, to meet their capital requirements. Such loans are included in loans to affiliates and consisted of the following at:

			December 31,
Affiliate	Interest Rate	Maturity Date	2007	2006
			(In millions)

MLIC	3-month LIBOR + 1.15%	December 31, 2009	$700	$—
MLIC	7.13%	December 15, 2032	400	400
MLIC	7.13%	January 15, 2033	100	100
MLIC	5.00%	December 31, 2007	—	800
MetLife Investors USA Insurance Company	7.35%	April 1, 2035	400	400

Total			$1,600	$1,700

Debt Repayments.  The Holding Company repaid a $500 million 5.25% senior note which matured in December 2006 and a $1,006 million 3.911% senior note which matured in May 2005.

Share Repurchase.  In October 2004, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program. In February 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. In September 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized in February 2007. In January 2008, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which began after the completion of the September 2007 program. (See “— Subsequent Events”). Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and in privately negotiated transactions.

The Holding Company has entered into the following accelerated common stock repurchase agreements:

•	In December 2007, the Holding Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Holding Company paid the bank $450 million in cash in January 2008 in exchange for 6.6 million shares of its outstanding common stock that the bank borrowed from third parties. Also, in January 2008, the bank delivered 1.1 million additional shares of Holding Company’s common stock to the Holding Company resulting in a total of 7.7 million shares being repurchased under the agreement. At December 31, 2007, the Holding Company recorded the obligation to pay $450 million to the bank as a reduction of additional paid-in capital. Upon settlement with the bank, the Holding Company increased additional paid-in capital and reduced treasury stock.

•	In November 2007, the Holding Company repurchased 11.6 million shares of its outstanding common stock at an initial cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. Also, in November 2007, the Holding Company received a cash adjustment of $19 million based on the trading price of the common stock during the repurchase period, for a final purchase price of $731 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

•	In March 2007, the Holding Company repurchased 11.9 million shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased common stock in the open market to return to such third parties. In June 2007, the Holding Company paid a cash adjustment of $17 million for a final purchase price of $767 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

•	In December 2006, the Holding Company repurchased 4.0 million shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Holding Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

•	In December 2004, the Holding Company repurchased 7.3 million shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In April 2005, the Holding Company received a cash adjustment of $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of $293 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

The Company also repurchased 3.1 million and 4.6 million shares through open market purchases for $200 million and $268 million, respectively, during the years ended December 31, 2007 and 2006, respectively.

Cumulatively, the Company repurchased 26.6 million and 8.6 million shares of its common stock for $1.7 billion and $500 million during the years ended December 31, 2007 and 2006, respectively. The Company did not repurchase any shares of its common stock during the year ended December 31, 2005. During the years ended December 31, 2007, 2006 and 2005, 3.9 million, 3.1 million and 25.0 million shares of common stock were issued from treasury stock for $172 million, $102 million and $819 million, respectively, of which 22.4 million shares with a market value of $1 billion were issued in connection with the acquisition of Travelers of July 1, 2005.

At December 31, 2006, the Company had $216 million remaining on the October 2004 common stock repurchase program which was subsequently reduced by $8 million to $208 million after the February 2007 cash adjustment to the December 2006 accelerated common stock repurchase agreement. The February 2007 stock repurchase program authorization was fully utilized during 2007. At December 31, 2007, $511 million remained on the Company’s September 2007 common stock repurchase program. The $511 million remaining on the September 2007 common stock repurchase program was reduced by $450 million to $61 million upon settlement of the accelerated stock repurchase agreement executed during December 2007 but for which no settlement occurred until January 2008. Subsequent to the January 2008 authorization, the amount remaining under these repurchase programs was $1,061 million. After execution of the accelerated stock repurchase agreement in February 2008 and certain open market purchases as more fully described in “— Subsequent Events”, the Company’s remaining authorization is $261 million.

Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock.

See “—  Subsequent Events” for further information relating to common stock repurchases subsequent to December 31, 2007.

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

Subsequent Events

Dividends

On February 19, 2008, the Company’s Board of Directors announced dividends of $0.3785745 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2008, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 17, 2008 to shareholders of record as of February 29, 2008.

Acquisitions

On February 1, 2008, the Company announced its completion of the acquisition of SafeGuard Health Enterprises, Inc. (“Safeguard”) for approximately $190 million. Safeguard is primarily involved in providing dental and vision benefit plans, including health maintenance and preferred provider organization plan designs and administrative services.

On January 2, 2008, the Company completed its acquisition of AFORE Actinver, S.A. de C.V. (“Actinver”) for approximately $125 million. Actinver manages retirement accounts for approximately 1.1 million individuals in Mexico.

Stock Repurchases

On January 15, 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which began after the completion of an earlier $1 billion authorization that was announced in September 2007.

As previously described, in December 2007, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6.6 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also, in January 2008, the bank delivered 1.1 million additional shares of the Company’s common stock to the Company resulting in a total of 7.7 million shares being repurchased under the agreement. Upon settlement with the bank, the Company increased additional paid-in capital and reduced treasury stock.

In February 2008, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11.2 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Final settlement of the agreement is scheduled to take place during the first half of 2008. The final number of shares the Company is repurchasing under the terms of the agreement and the timing of the final settlement will depend on, among other things, prevailing market conditions and the market prices of the common stock during the repurchase period. The Company recorded the consideration paid as a reduction to stockholders’ equity.

From January 1, 2008 to February 25, 2008, the Company also repurchased 1.6 million of its shares through open market purchases for $89 million.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $5.3 billion and $3.0 billion at December 31, 2007 and 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion at both December 31, 2007 and 2006. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion and $1.9 billion at December 31, 2007 and 2006, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

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

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $2.3 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the year ended December 31, 2007, the Company recorded a $1 million liability with respect to a guarantee previously provided to MLII, a former subsidiary. The Company’s recorded liabilities at December 31, 2007 and 2006 for indemnities, guarantees and commitments were $6 million and $5 million, respectively.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $1.7 billion at December 31, 2007. The credit default swaps expire at various times during the next ten years.

Other Commitments

MetLife Insurance Company of Connecticut (“MICC”) is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston at both December 31, 2007 and 2006, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $726 million and $926 million at December 31, 2007 and 2006, respectively, which is included in policyholder account balances. The advances on these funding agreements are collateralized by residential mortgage-backed securities with fair values of $901 million and $1.1 billion at December 31, 2007 and 2006, respectively.

MLIC is a member of the FHLB of NY and holds $339 million and $136 million of common stock of the FHLB of NY at December 31, 2007 and 2006, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including residential mortgage-backed securities to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $4.6 billion at December 31, 2007, which is included in policyholder account balances. The advances on these agreements are collateralized by residential mortgage-backed securities with fair values of $4.8 billion at December 31, 2007. MLIC did not have any funding agreements with the FHLB of NY at December 31, 2006.

MetLife Bank is a member of the FHLB of NY and holds $64 million and $54 million of common stock of the FHLB of NY at December 31, 2007 and 2006, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $1.2 billion and $998 million at December 31, 2007 and 2006, respectively, which is included in long-term debt. The advances on these repurchase agreements are collateralized by residential mortgage-backed securities and residential mortgage loans with fair values of $1.3 billion at both December 31, 2007 and 2006.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $40 million and $100 million at December 31, 2007 and 2006, respectively.

Pensions and Other Postretirement Benefit Plans

Description of Plans

Plan Description Overview

The Subsidiaries sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts, which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. As of December 31, 2007, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

SFAS No. 106, Employers Accounting for Postretirement Benefits Other than Pensions, as amended, (“SFAS 106”), establishes the accounting for expected postretirement plan benefit obligations (“EPBO”) which represents the actuarial present value of all postretirement benefits expected to be paid after retirement to employees and their dependents. Unlike the PBO for pensions, the EPBO is not recorded in the financial statements but is used in measuring the periodic expense. The accumulated postretirement plan benefit obligation (“APBO”) represents the actuarial present value of future postretirement benefits attributed to employee services rendered through a particular date. The APBO is recorded in the financial statements and is set forth below.

As described more fully in “— Adoption of New Accounting Pronouncements”, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r) (“SFAS 158”), effective December 31, 2006. Upon adoption, the Company was required to recognize in the consolidated balance sheet the funded status of defined benefit pension and other postretirement plans. Funded status is measured as the difference between the fair value of plan assets and the benefit obligation, which is the PBO for pension plans and the APBO for other postretirement plans. The change to recognize funded status eliminated the additional minimum pension liability provisions of SFAS 87. In addition, the Company recognized as an adjustment to accumulated other comprehensive income, net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and the remaining net transition asset or obligation that had not yet been included in net periodic benefit cost at the date of adoption. The adoption of SFAS 158 resulted in a reduction of $744 million, net of income tax, to accumulated other comprehensive income, which is included as a component of total consolidated stockholders’ equity. The following table summarizes the adjustments to the December 31, 2006 consolidated balance sheet in order to effect the adoption of SFAS 158.

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

Accumulated other comprehensive income, before income tax:
Defined benefit plans	$(66)	$(26)	$(1,171)	$(1,263)
Minority interest		$—	$8
Deferred income tax		$8	$419

Accumulated other comprehensive income, net of income tax:
Defined benefit plans	$(41)	$(18)	$(744)	$(803)

A December 31 measurement date is used for all the Company’s defined benefit pension and other postretirement benefit plans.

The benefit obligations and funded status of the Subsidiaries’ defined benefit pension and other postretirement benefit plans, as determined in accordance with the applicable provisions described above, were as follows:

	December 31,
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
		(In millions)

Benefit obligation at end of year	$5,775	$5,959	$1,610	$2,073
Fair value of plan assets at end of year	6,550	6,305	1,183	1,172

Funded status at end of year	$775	$346	$(427)	$(901)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$1,393	$944	$—	$—
Other liabilities	(618)	(598)	(427)	(901)

Net amount recognized	$775	$346	$(427)	$(901)

Accumulated other comprehensive (income) loss:
Net actuarial (gains) losses	$623	$1,123	$(112)	$328
Prior service cost (credit)	64	41	(193)	(230)
Net asset at transition	—	—	—	1

	687	1,164	(305)	99
Deferred income tax and minority interest	(251)	(423)	109	(37)

	$436	$741	$(196)	$62

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans were as follows:

	December 31,
	Qualified Plans		Non-Qualified Plans		Total
	2007	2006	2007	2006	2007	2006
			(In millions)

Aggregate fair value of plan assets (principally Company contracts)	$6,550	$6,305	$—	$—	$6,550	$6,305
Aggregate projected benefit obligation	5,174	5,381	601	578	5,775	5,959

Over (under) funded	$1,376	$924	$(601)	$(578)	$775	$346

The accumulated benefit obligation for all defined benefit pension plans was $5,348 million and $5,505 million at December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2007	2006
	(In millions)

Projected benefit obligation	$616	$594
Accumulated benefit obligation	$533	$501
Fair value of plan assets	$—	$—

Information for pension and other postretirement plans with a projected benefit obligation in excess of plan assets is as follows:

	December 31,
			Other
			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
		(In millions)

Projected benefit obligation	$646	$623	$1,610	$2,073
Fair value of plan assets	$28	$25	$1,183	$1,172

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

Assumptions used in determining pension plan obligations were as follows:

	December 31,
	2007	2006

Weighted average discount rate	6.65%	6.00%
Rate of compensation increase	3.5% - 8%	3% - 8%
Average expected retirement age	63	61

The discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high-quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate PBO when due. The yield of this hypothetical portfolio, constructed of bonds rated AA or better by Moody’s Investors Services (“Moody’s) resulted in a discount rate of approximately 6.65% and 6.00% for the defined pension plans as of December 31, 2007 and 2006, respectively.

A decrease (increase) in the discount rate increases (decreases) the PBO. This increase (decrease) to the PBO is amortized into earnings as an actuarial loss (gain). Based on the December 31, 2007 PBO, a 25 basis point decrease (increase) in the discount rate would result in an increase (decrease) in the PBO of $159 million.

At the end of 2007, total net actuarial losses were $623 million as compared to $1,123 million in 2006. In 2007, the majority of the reduction in the actuarial losses is due to the increase in the discount rate to 6.65% in 2007 from 6.00% in 2006. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2007, the average remaining service period of active employees was 8.2 years for the pension plans.

As the benefits provided under the defined pension plans are calculated as a percentage of future earnings, an assumption of future compensation increases is required to determine the projected benefit obligation. These rates are derived through periodic analysis of historical demographic data conducted by an independent actuarial firm. The last review of such data was conducted using salary information through 2006 and the Company believes that no circumstances have subsequently occurred that would result in a material change to the compensation rate assumptions.

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

The assumed healthcare cost trend rates used in measuring the APBO and net periodic benefit cost were as follows:

	December 31,
	2007	2006

Pre-Medicare eligible claims	8.5% down to 5% in 2014	9.0% down to 5% in 2014
Medicare eligible claims	10.5% down to 5% in 2018	11.0% down to 5% in 2018

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost components	$7	$(6)
Effect of accumulated postretirement benefit obligation	$63	$(62)

A decrease (increase) in the discount rate increases (decreases) the APBO. This increase (decrease) to the APBO is amortized into earnings as an actuarial loss (gain). Based on the December 31, 2007 APBO, a 25 basis point decrease (increase) in the discount rate would result in an increase (decrease) in the APBO of $44 million.

At the end of 2007, total net actuarial gains were $112 million as compared to net actuarial losses of $328 million in 2006. The majority of the net actuarial gains are due to the increase in the discount rate, an increased number of retirees opting out of plan benefits and lower than expected medical inflation. These gains will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the other postretirement benefit plans. At the end of 2007, the average remaining service period of active employees was 8.3 years for the other postretirement benefit plans.

In 2004, the Company adopted the guidance in FSP 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), to account for future subsidies to be received under the Prescription Drug Act. The Company began receiving these subsidies during 2006. A summary of the reduction to the APBO and related reduction to the components of net periodic other postretirement benefit cost is as follows:

	December 31,
	2007	2006	2005
		(In millions)

Cumulative reduction in benefit obligation:
Beginning of year	$328	$298	$230
Service cost	7	6	6
Interest cost	19	19	16
Net actuarial gains (losses)	(42)	15	46
Prescription drug subsidy	(13)	(10)	—

End of year	$299	$328	$298

	Years Ended December 31,
	2007	2006	2005
		(In millions)

Reduction in net periodic benefit cost:
Service cost	$7	$6	$6
Interest cost	19	19	16
Amortization of net actuarial gains (losses)	5	30	23

Total reduction in net periodic benefit cost	$31	$55	$45

The Company received subsidies of $10 million and $8 million for the years ended December 31, 2007 and 2006, respectively.

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

The Subsidiaries recognized pension expense of $98 million in 2007 as compared to $180 million in 2006 and $146 million in 2005. The major components of net periodic pension cost described above were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Service cost	$166	$163	$142
Interest cost	354	335	318
Expected return on plan assets	(507)	(454)	(446)
Amortization of net actuarial (gains) losses	68	125	116
Amortization of prior service cost (credit)	17	11	16

Net periodic benefit cost	$98	$180	$146

The increase in expense from 2005 to 2006 was primarily a result of both increases in service and interest cost and amortization of net actuarial losses resulting largely from lower discount rates, partially offset by the impact of an increase in the expected return on plan assets due to a larger plan assets base.

The decrease in expense from 2006 to 2007 was primarily the result of an increase in the expected return on plan assets and a decrease in amortization of net actuarial losses resulting from the $350 million contribution made in 2006. The increase in the interest cost resulted from the increase in the discount rate.

The estimated net actuarial losses and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are both $14 million.

The weighted average discount rate used to calculate the net periodic pension cost was 6.00%, 5.82% and 5.83% for the years ended December 31, 2007, 2006 and 2005, respectively.

The weighted average expected rate of return on pension plan assets used to calculate the net periodic pension cost for the years ended December 31, 2007, 2006 and 2005 was 8.25%, 8.25% and 8.50%, respectively. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries’ policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. The actual net return on the investments has been an approximation of the estimated return for the pension plan in 2007, 2006 and 2005.

Based on the December 31, 2007 asset balances, a 25 basis point increase (decrease) in the expected rate of return on plan assets would result in a decrease (increase) in net periodic benefit cost of $15 million for the pension plans.

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

The Subsidiaries recognized other postretirement benefit expense of $9 million in 2007 as compared to $60 million in 2006 and $77 million in 2005. The major components of net periodic other postretirement benefit cost described above were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Service cost	$27	$35	$37
Interest cost	104	117	121
Expected return on plan assets	(86)	(79)	(79)
Amortization of net actuarial (gains) losses	—	23	15
Amortization of prior service cost (credit)	(36)	(36)	(17)

Net periodic benefit cost	$9	$60	$77

The decrease in benefit cost from 2005 to 2006 was due to changes in plan benefits resulting in decreased service and interest cost and increases in amortization of prior service costs. The continued decrease from 2006 to 2007 primarily resulted from a change in the Medicare integration methodology for certain retirees.

The estimated net actuarial losses and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are less than $1 million and $37 million, respectively.

The weighted average discount rate used to calculate the net periodic postretirement cost was 6.00%, 5.82% and 5.98% for the years ended December 31, 2007, 2006 and 2005, respectively.

The weighted average expected rate of return on plan assets used to calculate the net other postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005 was 7.47%, 7.42% and 7.51%, respectively. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries’ policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. The actual net return on the investments has been an approximation of the estimated return for the other postretirement plans in 2007, 2006 and 2005.

Based on the December 31, 2007 asset balances, a 25 basis point increase (decrease) in the expected rate of return on plan assets would result in a decrease (increase) in net periodic benefit cost of $3 million for the other postretirement plans.

Pension and Other Postretirement Benefit Plan Assets

Pension Plan Assets

Substantially all assets of the pension plans are invested within group annuity and life insurance contracts issued by the Subsidiaries. The majority of assets are held in separate accounts established by the Subsidiaries. The account values of assets held with the Subsidiaries were $6,440 million and $6,205 million as of December 31, 2007 and 2006, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

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

The following table summarizes the actual and target weighted-average allocations of pension plan assets within the separate accounts:

	December 31,
	Weighted Average		Weighted Average
	Actual Allocation		Target Allocation
	2007	2006	2008

Asset Category
Equity securities	38%	42%	30%-55%
Fixed maturities	44%	42%	30%-65%
Other (Real Estate and Alternative investments)	18%	16%	10%-25%

Total	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Other Postretirement Benefit Plan Assets

Substantially all assets of the other postretirement benefit plans are invested within life insurance and reserve contracts issued by the Subsidiaries. The majority of assets are held in separate accounts established by the Subsidiaries. The account values of assets held with the Subsidiaries were $1,125 million and $1,116 million as of December 31, 2007 and 2006, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

The valuation of separate accounts and the investments within such separate accounts invested in by the other postretirement plans are similar to that described in the preceding section on pension plans.

The following table summarizes the actual and target weighted-average allocations of other postretirement benefit plan assets within the separate accounts:

	December 31,
	Weighted Average		Weighted Average
	Actual Allocation		Target Allocation
	2007	2006	2008

Asset Category
Equity securities	37%	37%	30%-45%
Fixed maturities	58%	57%	45%-70%
Other (Real Estate and Alternative investments)	5%	6%	0%-10%

Total	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Funding and Cash Flows of Pension and Other Postretirement Benefit Plan Obligations

Pension Plan Obligations

It is the Subsidiaries’ practice to make contributions to the qualified pension plans to comply with minimum funding requirements of ERISA, as amended. In accordance with such practice, no contributions were required for the years ended December 31, 2007 or 2006. No contributions will be required for 2008. The Subsidiaries did not make any discretionary contributions to the qualified pension plans during the year ended December 31, 2007. During the year ended December 31, 2006, the Subsidiaries made discretionary contributions of $350 million. The Subsidiaries expect to make additional discretionary contributions of $150 million in 2008.

Benefit payments due under the non-qualified pension plans are funded from the Subsidiaries’ general assets as they become due under the provision of the plans. These payments totaled $50 million and $38 million for the years ended December 31, 2007 and 2006, respectively. These benefit payments are expected to be at approximately the same level in 2008.

Gross pension benefit payments for the next ten years, which reflect expected future service as appropriate, are expected to be as follows:

Pension
Benefits
(In millions)

2008	$360
2009	$373
2010	$383
2011	$397
2012	$413
2013-2017	$2,288

Other Postretirement Benefit Plan Obligations

Other postretirement benefits represent a non-vested, non-guaranteed obligation of the Subsidiaries and current regulations do not require specific funding levels for these benefits. While the Subsidiaries have funded such plans in advance, it has been the Subsidiaries’ practice to primarily use their general assets, net of participants’ contributions, to pay claims as they come due in lieu of utilizing plan assets. Total payments equaled $174 million and $152 million for the years ended December 31, 2007 and 2006, respectively.

The Subsidiaries’ expect to make contributions of $116 million, net of participants’ contributions, towards the other postretirement plan obligations in 2008. As noted previously, the Subsidiaries expect to receive subsidies under the Prescription Drug Act to partially offset such payments.

Gross other postretirement benefit payments for the next ten years, which reflect expected future service where appropriate, and gross subsidies to be received under the Prescription Drug Act are expected to be as follows:

		Prescription
	Gross	Drug Subsidies	Net
		(In millions)

2008	$116	$(14)	$102
2009	$120	$(15)	$105
2010	$124	$(16)	$109
2011	$129	$(16)	$113
2012	$132	$(17)	$115
2013-2017	$713	$(100)	$613

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2007	2006
	( In millions )

Other Assets:
Premium tax offset for future undiscounted assessments	$40	$45
Premium tax offsets currently available for paid assessments	6	7
Receivable for reimbursement of paid assessments(1)	7	10

	$53	$62

Liability:
Insolvency assessments	$74	$90

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

Assessments levied against the Company were ($1) million, $2 million and $4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Insurance Contracts

Effective January 1, 2007, the Company adopted SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. SOP 05-1 which provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

As a result of the adoption of SOP 05-1 and the related TPAs, if an internal replacement modification substantially changes a contract, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred. If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

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

The adoption of SFAS 158 resulted in a reduction of $744 million, net of income tax, to accumulated other comprehensive income, which is included as a component of total consolidated stockholders’ equity. As the Company’s measurement date for its pension and other postretirement benefit plans is already December 31 there was no impact of adoption due to changes in measurement date. See also “Summary of Critical Accounting Estimates.”

Stock Compensation Plans

As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) including supplemental application guidance issued by the SEC in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) — using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

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

SFAS 123 allowed forfeitures of stock-based awards to be recognized as a reduction of compensation expense in the period in which the forfeiture occurred. Upon adoption of SFAS 123(r), the Company changed its policy and now incorporates an estimate of future forfeitures into the determination of compensation expense when recognizing expense over the requisite service period. The impact of this change in accounting policy was not significant to the Company’s financial position or results of operations as of the date of adoption.

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

Other

Effective January 1, 2007, the Company adopted FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The adoption of FSP EITF 00-19-2 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The adoption of FSP 13-2 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s consolidated financial statements.

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

Effective January 1, 2006, the Company adopted prospectively EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. The adoption of EITF 05-7 did not have a material impact on the Company’s consolidated financial statements.

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

Effective November 9, 2005, the Company prospectively adopted the guidance in FSP No. FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value. In addition to new disclosure requirements, the adoption of SFAS 157 changes the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as well as changing the valuation of embedded derivatives associated with annuity contracts. The change in valuation of embedded derivatives associated with annuity contracts results from the incorporation of risk margins and the Company’s own credit standing in their valuation. While the Company does not expect such changes in valuation to have a material impact on the Company’s financial statements at January 1, 2008, the addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option is generally applied on an instrument-by-instrument basis and is generally an irrevocable election. Effective January 1, 2008, the Company has elected the fair value option on fixed maturity securities backing certain pension products sold in Brazil. Previously, these fixed maturity securities were accounted for as available-for-sale securities in accordance with FAS 115. The Company’s insurance joint venture in Japan also elected the fair value option for its single premium deferred annuities and supporting assets. These elections are not expected to have a material impact on the Company’s retained earnings or equity as of January 1, 2008.

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of

Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. In February 2008, the FASB issued FSP No. SOP 7-1-1, Effective Date of AICPA Statement of Position 07-1, which delays indefinitely the effective date of SOP 07-1. The Company is closely monitoring further FASB developments.

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 will not have an impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. Under SFAS 141(r) and SFAS 160:

•	All business combinations (whether full, partial, or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Certain acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company is currently evaluating the impact of SFAS 141(r) on its accounting for future acquisitions and the impact of SFAS 160 on its consolidated financial statements.

Other

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP FAS 140-3 on its consolidated financial statements.

In January 2008, the FASB cleared SFAS 133 Implementation Issue E23, Clarification of the Application of the Shortcut Method (“Issue E23”). Issue E23 amends SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities would not be precluded from assuming no ineffectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. The Company does not expect the adoption of Issue E23 to have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified as final the consensus on EITF Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. The consensus concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. EITF 07-6 applies prospectively to new arrangements entered into and assessments on existing transactions performed in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial statements.

In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”), which amends SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 provides guidance on: (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 will not have an impact on the Company’s consolidated financial statements.

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

Composition of Investment Portfolio Results

The following table illustrates the net investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the components of the Company’s investment portfolio at:

	December 31,
	2007	2006	2005
	(In millions)

FIXED MATURITY SECURITIES
Yield (1)	6.34%	6.16%	6.41%
Investment income (2)	$12,882	$11,977	$10,351
Investment gains (losses)	$(622)	$(1,120)	$(868)
Ending carrying value (2)	$243,021	$242,687	$229,303
MORTGAGE AND CONSUMER LOANS
Yield (1)	6.55%	6.60%	6.81%
Investment income (3)	$2,701	$2,411	$2,236
Investment gains (losses)	$2	$(8)	$17
Ending carrying value	$47,030	$42,239	$37,190
REAL ESTATE AND REAL ESTATE JOINT VENTURES (4)
Yield (1)	10.28%	11.55%	10.59%
Investment income	$607	$549	$467
Investment gains (losses)	$57	$4,898	$2,139
Ending carrying value	$6,769	$4,986	$4,665
POLICY LOANS
Yield (1)	6.21%	5.99%	6.00%
Investment income	$637	$603	$572
Ending carrying value	$10,419	$10,228	$9,981
EQUITY SECURITIES AND OTHER LIMITED PARTNERSHIP INTERESTS
Yield (1)	15.59%	14.90%	12.83%
Investment income	$1,567	$1,067	$798
Investment gains (losses)	$180	$85	$159
Ending carrying value	$12,205	$9,875	$7,614
CASH AND SHORT-TERM INVESTMENTS
Yield (1)	4.74%	5.51%	3.66%
Investment income	$437	$442	$362
Investment gains (losses)	$3	$(2)	$(2)
Ending carrying value	$13,016	$9,816	$7,324

	December 31,
	2007	2006	2005
	(In millions)

OTHER INVESTED ASSETS(5)
Yield (1)	8.98%	9.60%	8.96%
Investment income	$887	$821	$570
Investment gains (losses)	$(627)	$(736)	$508
Ending carrying value	$12,642	$10,428	$8,078
TOTAL INVESTMENTS
Gross investment income yield (1)	6.81%	6.62%	6.66%
Investment fees and expenses yield	(0.15)%	(0.15)%	(0.15)%

NET INVESTMENT INCOME YIELD	6.66%	6.47%	6.51%

Gross investment income	$19,718	$17,870	$15,356
Investment fees and expenses	(440)	(404)	(339)

NET INVESTMENT INCOME	$19,278	$17,466	$15,017

Ending carrying value	$345,102	$330,259	$304,155

Gross investment gains	$1,440	$5,754	$3,340
Gross investment losses	(1,765)	(2,036)	(1,578)
Writedowns	(148)	(136)	(116)

Subtotal	$(473)	$3,582	$1,646
Derivative and other instruments not qualifying for hedge accounting	(534)	(465)	307

INVESTMENT GAINS (LOSSES)	$(1,007)	$3,117	$1,953
Minority interest — investment gains (losses)	33	—	(9)
Investment gains (losses) tax benefit (provision)	326	(1,114)	(681)

INVESTMENT GAINS (LOSSES), NET OF INCOME TAX	$(648)	$2,003	$1,263

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $779 million, $759 million and $825 million in ending carrying value related to trading securities at December 31, 2007, 2006 and 2005, respectively. Fixed maturity securities include $50 million, $71 million and $14 million of investment income related to trading securities for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income from real estate and real estate joint ventures is $16 million, $94 million and $162 million related to discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively. Included in investment gains (losses) from real estate and real estate joint ventures is $13 million, $4.8 billion and $2.1 billion of gains related to discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging, of $256 million, $290 million and $99 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $26 million, $6 million and ($13) million for the years ended December 31, 2007, 2006 and 2005, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholders account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholders account balances.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly traded and privately placed debt securities, and represented 70% and 73% of total cash and invested assets at December 31, 2007 and 2006, respectively. Based on estimated fair value, public fixed maturity securities represented $205.4 billion, or 85%, and $209.2 billion, or 86%, of total fixed maturity securities at December 31, 2007 and 2006, respectively. Based on estimated fair value, private fixed maturity securities represented $36.8 billion, or 15%, and $32.7 billion, or 14%, of total fixed maturity securities at December 31, 2007 and 2006, respectively.

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

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		December 31, 2007			December 31, 2006
		Cost or			Cost or
		Amortized	Estimated	% of	Amortized	Estimated	% of
NAIC Rating	Rating Agency Designation (1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$172,711	$175,651	72.5%	$174,430	$177,969	73.6%
2	Baa	48,265	48,914	20.2	45,897	46,881	19.4
3	Ba	10,676	10,738	4.4	9,332	9,738	4.0
4	B	6,632	6,481	2.7	6,814	7,030	2.9
5	Caa and lower	476	445	0.2	283	294	0.1
6	In or near default	1	13	—	12	16	—

	Total fixed maturity securities	$238,761	$242,242	100.0%	$236,768	$241,928	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $17.7 billion and $17.3 billion at December 31, 2007 and 2006, respectively. These securities had net unrealized gains (losses) of ($108) million and $627 million at December 31, 2007 and 2006, respectively. Non-income producing fixed maturity securities were $13 million and $16 million at December 31, 2007 and 2006, respectively. Net unrealized gains associated with non-income producing fixed maturity securities were $12 million and $4 million at December 31, 2007 and 2006, respectively.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	December 31,
	2007		2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$4,537	$4,628	$6,923	$7,011
Due after one year through five years	42,453	43,167	45,331	45,928
Due after five years through ten years	40,783	41,046	39,571	40,200
Due after ten years	65,496	68,143	63,023	66,728

Subtotal	153,269	156,984	154,848	159,867
Mortgage-backed and asset-backed securities	85,492	85,258	81,920	82,061

Total fixed maturity securities	$238,761	$242,242	$236,768	$241,928

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Sales or disposals of fixed maturity and equity securities classified as available-for-sale are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Proceeds	$80,685	$89,869	$127,709
Gross investment gains	$831	$580	$704
Gross investment losses	$(1,183)	$(1,533)	$(1,391)

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$77,875	$1,725	$2,174	$77,426	32.0%
Residential mortgage-backed securities	56,267	611	389	56,489	23.3
Foreign corporate securities	37,359	1,740	794	38,305	15.8
U.S. Treasury/agency securities	19,771	1,487	13	21,245	8.8
Commercial mortgage-backed securities	17,676	251	199	17,728	7.3
Foreign government securities	13,535	1,924	188	15,271	6.3
Asset-backed securities	11,549	41	549	11,041	4.6
State and political subdivision securities	4,394	140	115	4,419	1.8
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities	$238,761	$7,932	$4,451	$242,242	100.0%

Common stock	$2,488	$568	$108	$2,948	48.7%
Non-redeemable preferred stock	3,403	61	362	3,102	51.3

Total equity securities (1)	$5,891	$629	$470	$6,050	100.0%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,010	$2,047	$983	$75,074	31.0%
Residential mortgage-backed securities	51,602	385	321	51,666	21.4
Foreign corporate securities	33,029	1,687	378	34,338	14.2
U.S. Treasury/agency securities	29,897	984	248	30,633	12.7
Commercial mortgage-backed securities	16,467	193	138	16,522	6.8
Foreign government securities	11,406	1,835	34	13,207	5.4
Asset-backed securities	13,851	75	53	13,873	5.7
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.2

Total fixed maturity securities	$236,768	$7,443	$2,283	$241,928	100.0%

Common stock	$1,798	$487	$16	$2,269	44.5%
Non-redeemable preferred stock	2,751	103	29	2,825	55.5

Total equity securities (1)	$4,549	$590	$45	$5,094	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $599 million and $238 million at December 31, 2007 and 2006, respectively.

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government corporations and agencies. Additionally, at December 31, 2007 and 2006, the Company had exposure to fixed maturity securities backed by sub-prime mortgages with estimated fair values of $2.2 billion and $3.0 billion, respectively, and unrealized losses of $219 million and $5 million, respectively. These securities are classified within asset-backed securities in the immediately preceding table. At December 31, 2007, 32% have been guaranteed by financial guarantors, of which 55% was guaranteed by financial guarantors who remain Aaa rated in 2008. Overall, at December 31, 2007, $6.7 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantors of which $2.5 billion, $2.5 billion and $1.7 billion at December 31, 2007, are included within state and political subdivisions, corporate securities and asset-backed securities, respectively, and 80% were guaranteed by financial guarantors who remain Aaa rated in 2008.

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

The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment and, often, fair values recover over time as the factors that caused the declines improve.

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturity and equity securities were $106 million, $82 million and $64 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s credit-related impairments of fixed maturity and equity securities were $86 million, $82 million and $64 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s three largest impairments totaled $19 million, $33 million and $40 million for the years ended December 31, 2007, 2006 and 2005, respectively. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. During the years ended December 31, 2007, 2006 and 2005, the Company sold or disposed of fixed maturity and equity securities at a loss that had a fair value of $46.8 billion, $70.3 billion and $93.9 billion, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $1.2 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$49,463	$1,943	$1,670	$555	6,339	644
Six months or greater but less than nine months	17,353	23	844	7	1,461	31
Nine months or greater but less than twelve months	9,410	7	568	2	791	1
Twelve months or greater	31,731	50	1,262	13	3,192	32

Total	$107,957	$2,023	$4,344	$577

	December 31, 2006
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,222	$35	$547	$12	9,093	81
Six months or greater but less than nine months	2,682	3	42	1	415	2
Nine months or greater but less than twelve months	12,049	14	204	4	937	1
Twelve months or greater	47,462	29	1,511	7	4,634	6

Total	$114,415	$81	$2,304	$24

At December 31, 2007 and 2006, $4.3 billion and $2.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 4% and 2%, respectively, of the cost or amortized cost of such securities.

At December 31, 2007, $577 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $577 million, $555 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 30% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 30 fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These securities represented 9%, or $459 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

At December 31, 2007 and 2006, the Company had $4.9 billion and $2.3 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2007	2006

Sector:
U.S. corporate securities	44%	42%
Foreign corporate securities	16	16
Asset-backed securities	11	2
Residential mortgage-backed securities	8	14
Foreign government securities	4	1
Commercial mortgage-backed securities	4	6
U.S. Treasury/agency securities	—	11
Other	13	8

Total	100%	100%

Industry:
Finance	34%	10%
Industrial	18	23
Mortgage-backed	12	20
Utility	8	11
Government	4	12
Other	24	24

Total	100%	100%

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

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	December 31, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Industrial	$40,399	34.9%	$39,296	35.9%
Foreign (1)	38,305	33.1	34,338	31.5
Finance	22,013	19.0	21,559	19.7
Utility	13,780	11.9	13,038	11.9
Other	1,234	1.1	1,181	1.0

Total	$115,731	100.0%	$109,412	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At December 31, 2007 and 2006, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $7.8 billion and $6.8 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at December 31, 2007 and 2006 was $1.2 billion and $970 million, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	December 31, 2007		December 31, 2006
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$37,372	43.8%	$33,034	40.3%
Pass-through securities	19,117	22.4	18,632	22.7

Total residential mortgage-backed securities	56,489	66.2	51,666	63.0
Commercial mortgage-backed securities	17,728	20.8	16,522	20.1
Asset-backed securities	11,041	13.0	13,873	16.9

Total	$85,258	100.0%	$82,061	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At December 31, 2007 and 2006, $56.2 billion and $51.0 billion, respectively, or 99% for both, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At December 31, 2007 and 2006, the Company’s Alt-A residential mortgage-backed securities exposure was $6.4 billion and $4.8 billion, respectively, with an unrealized loss of $143 million and $4 million, respectively.

At December 31, 2007 and 2006, $15.5 billion and $13.7 billion, respectively, or 87% and 83%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. Credit card receivables and automobile receivables, accounting for about 36% and 11% of the total asset-backed holdings, respectively, constitute the largest exposures in the Company’s asset-backed securities portfolio. At December 31, 2007 and 2006, $6.0 billion and $7.9 billion, respectively, or 54% and 57%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities included in the structured securities table above include exposure to sub-prime residential mortgage-backed securities. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The Company is not an originator of below-prime mortgages. The Company’s exposure exists through investment in asset-backed securities which are supported by sub-prime mortgages. The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 vintage year. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2006 to December 31, 2007. Based upon the analysis of the Company’s exposure to sub-prime mortgages through its investment in asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following table shows the Company’s exposure to asset-backed securities supported by sub-prime mortgage loans by credit quality:

	December 31, 2007
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$234	$223	$132	$125	$19	$17	$14	$13	$4	$2	$403	$380
2004	212	195	446	414	27	24	—	—	1	—	686	633
2005	551	502	278	252	22	18	5	4	—	—	856	776
2006	258	235	69	47	—	—	—	—	—	—	327	282
2007	152	142	17	9	—	—	—	—	—	—	169	151

Total	$1,407	$1,297	$942	$847	$68	$59	$19	$17	$5	$2	$2,441	$2,222

	December 31, 2006
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$319	$317	$285	$285	$60	$60	$33	$33	$—	$—	$697	$695
2004	307	305	456	458	47	47	15	15	—	—	825	825
2005	736	730	305	306	22	22	—	—	—	—	1,063	1,058
2006	321	322	42	43	57	57	32	32	—	—	452	454

Total	$1,683	$1,674	$1,088	$1,092	$186	$186	$80	$80	$—	$—	$3,037	$3,032

At December 31, 2007 and 2006, the Company had $2.2 billion and $3.0 billion, respectively, of asset-backed securities supported by sub-prime mortgage loans as outlined in the tables above. At December 31, 2007, approximately 96% of the portfolio is rated Aaa, Aa or better of which 80% was in vintage year 2005 and prior. At December 31, 2006, approximately 91% of the portfolio was rated Aaa, Aa or better of which 87% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher house price appreciation.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgages at an aggregate cost of $64 million with a fair value of $48 million at December 31, 2007 and an aggregate cost of $93 million with a fair value of $92 million at December 31, 2006, which are not included in the tables above.

Assets on Deposit and Held in Trust and Assets Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with a fair market value of $1.8 billion and $1.3 billion at December 31, 2007 and 2006, respectively, consisting primarily of fixed maturity and equity securities. Company securities held in trust to satisfy collateral requirements had a cost or amortized cost of $7.1 billion and $3.0 billion at December 31, 2007 and 2006, respectively, consisting primarily of fixed maturity and equity securities.

Certain of the Company’s fixed maturity securities are pledged as collateral for various transactions as described in “ — Composition of Investment Portfolio Results — Derivative Financial Instruments — Credit Risk.” Additionally, the Company has pledged certain of its fixed maturity securities in support of its debt and funding agreements as described in “ — Off-Balance Sheet Arrangements — Other Commitments.”

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

At December 31, 2007 and 2006, trading securities were $779 million and $759 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $107 million and $387 million, respectively. The Company had pledged $407 million and $614 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007, 2006 and 2005, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $50 million, $71 million and $14 million, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities, are changes in fair value of ($4) million, $26 million and less than $1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers’ investment in Tribeca Citigroup Investments Ltd. (“Tribeca”). Tribeca was a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, MetLife was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. Net investment income related to the trading activities of Tribeca, which included interest and dividends earned on trading securities in addition to the net realized and unrealized gains, was $12 million and $6 million for the six months ended December 31, 2006 and 2005, respectively.

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

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 13.6% and 12.7% of the Company’s total cash and invested assets at December 31, 2007 and 2006, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	December 31, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$35,501	75.5%	$31,847	75.4%
Agricultural mortgage loans	10,484	22.3	9,213	21.8
Consumer loans	1,045	2.2	1,179	2.8

Total	$47,030	100.0%	$42,239	100.0%

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	December 31, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$8,620	24.3%	$7,663	24.0%
South Atlantic	8,021	22.6	6,881	21.6
Middle Atlantic	5,110	14.4	4,858	15.3
International	3,642	10.3	2,832	8.9
East North Central	2,957	8.3	2,879	9.0
West South Central	2,925	8.2	2,631	8.3
New England	1,499	4.2	1,301	4.1
Mountain	1,086	3.1	859	2.7
West North Central	1,046	2.9	799	2.5
East South Central	503	1.4	452	1.4
Other	92	0.3	692	2.2

Total	$35,501	100.0%	$31,847	100.0%

Property Type
Office	$15,471	43.6%	$15,083	47.4%
Retail	7,557	21.3	6,552	20.6
Apartments	4,437	12.5	3,772	11.8
Hotel	3,282	9.2	2,120	6.7
Industrial	2,880	8.1	2,850	8.9
Other	1,874	5.3	1,470	4.6

Total	$35,501	100.0%	$31,847	100.0%

The following table presents the scheduled maturities for the Company’s commercial mortgage loans at:

	December 31, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Due in one year or less	$2,963	8.3%	$1,772	5.6%
Due after one year through two years	4,247	12.0	3,006	9.4
Due after two years through three years	4,151	11.7	4,173	13.1
Due after three years through four years	3,892	11.0	3,822	12.0
Due after four years through five years	4,589	12.9	4,769	15.0
Due after five years	15,659	44.1	14,305	44.9

Total	$35,501	100.0%	$31,847	100.0%

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

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	December 31, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$35,665	100.0%	$168	0.5%	$31,996	100.0%	$153	0.5%
Potentially delinquent	3	—	—	—	3	—	—	—
Delinquent or under foreclosure	1	—	—	—	1	—	—	—

Total	$35,669	100.0%	$168	0.5%	$32,000	100.0%	$153	0.5%

(1)	Amortized cost is the carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans for the:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance, beginning of period	$153	$147	$149
Additions	69	25	43
Deductions	(54)	(19)	(45)

Balance, end of period	$168	$153	$147

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans by both geographic region and product type.

Of the $10.5 billion of agricultural mortgage loans outstanding at December 31, 2007, 58%, were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

	December 31, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$10,440	99.4%	$12	0.1%	$9,172	99.4%	$11	0.1%
Restructured	2	—	—	—	9	0.1	—	—
Potentially delinquent	47	0.4	4	8.5	2	—	—	—
Delinquent or under foreclosure	19	0.2	8	42.1	48	0.5	7	14.6

Total	$10,508	100.0%	$24	0.2%	$9,231	100.0%	$18	0.2%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance, beginning of period	$18	$11	$7
Additions	8	10	4
Deductions	(2)	(3)	—

Balance, end of period	$24	$18	$11

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans.

The following table presents the amortized cost and valuation allowances for consumer loans distributed by loan classification at:

	December 31, 2007				December 31, 2006
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$1,006	95.7%	$5	0.5%	$1,155	97.1%	$10	0.9%
Potentially delinquent	19	1.8	—	—	17	1.4	—	—
Delinquent or under foreclosure	26	2.5	1	4.0	18	1.5	1	5.6

Total	$1,051	100.0%	$6	0.6%	$1,190	100.0%	$11	0.9%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans for the:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance, beginning of period	$11	$15	$1
Additions	—	—	17
Deductions	(5)	(4)	(3)

Balance, end of period	$6	$11	$15

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. At December 31, 2007 and 2006, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $6.8 billion and $5.0 billion, respectively, or 2.0% and 1.5%, of total cash and invested assets, respectively. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate holdings at:

	December 31, 2007		December 31, 2006
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Real estate	$3,823	56.5%	$3,322	66.6%
Real estate joint ventures	2,771	40.9	1,477	29.6
Foreclosed real estate	3	0.1	3	0.1

	6,597	97.5	4,802	96.3
Real estate held-for-sale	172	2.5	184	3.7

Total real estate holdings	$6,769	100.0%	$4,986	100.0%

The Company’s carrying value of real estate held-for-sale of $172 million and $184 million at December 31, 2007 and 2006, respectively, have been reduced by impairments of $1 million and $17 million at December 31, 2007 and 2006, respectively.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real estate holdings were categorized as follows:

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(In millions)

Office	$3,126	46%	$2,709	55%
Apartments	1,264	19	739	15
Development joint ventures	743	11	169	3
Retail	574	8	513	10
Real estate investment funds	516	8	401	8
Industrial	283	4	291	6
Land	174	3	71	1
Agriculture	29	—	32	1
Other	60	1	61	1

Total real estate holdings	$6,769	100%	$4,986	100%

The Company’s real estate holdings are primarily located in the United States. At December 31, 2007, 22%, 11%, 10% and 9% of the Company’s real estate holdings were located in California, New York, Florida and Texas, respectively.

Certain of the Company’s investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See “— Composition of Investment Portfolio Results — Variable Interest Entities.”

In the fourth quarter of 2006, the Company sold its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Holding Company’s subsidiary, Metropolitan Tower Life Insurance Company. The sale resulted in a gain of $3 billion, net of income tax, and is included in income from discontinued operations in the consolidated statements of income.

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

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2007	2006
	(In millions)

Rental receivables, net	$1,491	$1,055
Estimated residual values	1,881	887

Subtotal	3,372	1,942
Unearned income	(1,313)	(694)

Investment in leveraged leases	$2,059	$1,248

The Company’s deferred income tax liability related to leveraged leases was $1.0 billion and $670 million at December 31, 2007 and 2006, respectively. The rental receivables set forth above are generally due in periodic installments. The payment periods range from one to 15 years, but in certain circumstances are as long as 30 years.

The components of net income from investment in leveraged leases are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Income from investment in leveraged leases (included in net investment income)	$67	$51	$54
Less: Income tax expense on leveraged leases	(24)	(18)	(19)

Net income from investment in leveraged leases	$43	$33	$35

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $6.2 billion and $4.8 billion at December 31, 2007 and 2006, respectively. Included within other limited partnership interests at December 31, 2007 and 2006 are $1.6 billion and $1.2 billion, respectively, of hedge funds. For the years ended December 31, 2007, 2006 and 2005, net investment income from other limited partnership interests included $89 million, $98 million and $24 million, respectively, related to hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. The Company’s investments in other limited partnership interests represented 1.8% and 1.4% of cash and invested assets at December 31, 2007 and 2006, respectively.

Management anticipates that investment income and the related yields on other limited partnership interests may decline during 2008 due to increased volatility in the equity and credit markets during 2007.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Composition of Investment Portfolio Results — Variable Interest Entities.”

Other Invested Assets

The Company’s other invested assets consisted principally of leveraged leases of $2.2 billion and $1.3 billion, funds withheld at interest of $4.5 billion and $4.0 billion, and standalone derivatives with positive fair values and the fair value of embedded derivatives related to funds withheld and modified coinsurance contracts of $4.1 billion and $2.5 billion at December 31, 2007 and 2006, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company’s other invested assets represented 3.7% and 3.2% of cash and invested assets at December 31, 2007 and 2006, respectively.

Derivative Financial Instruments

The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company uses derivatives to synthetically create investments as permitted by its insurance subsidiaries’ Derivatives Use Plans approved by the applicable state insurance departments.

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	December 31, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$62,519	$785	$768	$27,148	$639	$150
Interest rate floors	48,937	621	—	37,437	279	—
Interest rate caps	45,498	50	—	26,468	125	—
Financial futures	10,817	89	57	8,432	64	39
Foreign currency swaps	21,399	1,480	1,724	19,627	986	1,174
Foreign currency forwards	4,185	76	16	2,934	31	27
Options	2,043	713	1	587	306	8
Financial forwards	4,600	122	2	3,800	12	40
Credit default swaps	6,850	58	35	6,357	5	21
Synthetic GICs	3,670	—	—	3,739	—	—
Other	250	43	—	250	56	—

Total	$210,768	$4,037	$2,603	$136,779	$2,503	$1,459

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At December 31, 2007 and 2006, the Company owned 4,658 and 2,749 equity futures, respectively. Fair values of equity futures are included in financial futures in the preceding table. At December 31, 2007 and 2006, the Company owned 695,485 and 225,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At December 31, 2007 and 2006, the Company owned 77,374,937 and 74,864,483 equity options, respectively. Fair values of equity options are included in options in the preceding table.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2007 and 2006, the Company was obligated to return cash collateral under its control of $833 million and $428 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of December 31, 2007 and 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $678 million and $453 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2007 and 2006, none of the collateral had been sold or repledged.

As of December 31, 2007 and 2006, the Company provided collateral of $162 million and $80 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of December 31, 2007 and 2006, the Company pledged collateral of $167 million and $105 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2007; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	December 31, 2007
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets (1)	Loss (2)	Assets (1)	Loss (2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$1,167	$1,167	$1,591	$184
Real estate joint ventures (3)	48	26	276	42
Other limited partnership interests (4)	2	1	42,141	2,080
Trust preferred securities (5)	105	105	48,232	3,369
Other investments (6)	1,119	1,119	3,258	260

Total	$2,441	$2,418	$95,498	$5,935

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities, asset-backed securitizations or collateralized debt obligations.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $41.1 billion and $43.3 billion and an estimated fair value of $42.1 billion and $44.1 billion were on loan under the program at December 31, 2007 and 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $43.3 billion and $45.4 billion at December 31, 2007 and 2006, respectively. Security collateral of $40 million and $100 million on deposit from customers in connection with the securities lending transactions at December 31, 2007 and 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Separate Accounts

The Company held $160.2 billion and $144.4 billion in separate accounts, for which the Company does not bear investment risk, as of December 31, 2007 and 2006, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risks. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates. The equity and foreign currency portfolios do not expose the Company to material market risks (as described below).

MetLife generally uses option adjusted duration to manage interest rate risk and the methods and assumptions used are generally consistent with those used by the Company in 2006. The Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. The Company uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity market prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results from its significant holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term treasury rates. The interest rate sensitive liabilities for purposes of this disclosure include GICs and annuities, which have the same type of interest rate exposure (medium- and long-term treasury rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. Asset/liability management strategies include the use of derivatives, the purchase of securities structured to protect against prepayments, prepayment restrictions and related fees on mortgage loans and consistent monitoring of the pricing of the Company’s products in order to better match the duration of the assets and the liabilities they support. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Equity Market Prices.  The Company’s investments in equity securities and equity-based fixed maturity securities expose it to changes in equity prices, as do certain liabilities that involve long-term guarantees on equity performance. It manages this risk on an integrated basis with other risks through its asset/liability management strategies. The Company also manages equity market price risk through industry and issuer diversification, asset allocation techniques and the use of derivatives.

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

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of its investments and liabilities to interest rate movements. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. Department regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how the Company intends to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio has a duration constraint based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and non-medical health products, the Company may support such liabilities with equity investments or curve mismatch strategies.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at December 31, 2007 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets as follows:

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at December 31, 2007. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at December 31, 2007 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s portfolio at December 31, 2007 was:

December 31, 2007
(In millions)

Non-trading:
Interest rate risk	$5,170
Equity price risk	$96
Foreign currency exchange rate risk	$711
Trading:
Interest rate risk	$18

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at December 31, 2007 by type of asset or liability:

	December 31, 2007
			Assuming a
			10% increase
	Notional	Estimated	in the yield
	Amount	Fair Value	curve
	(In millions)

Assets
Fixed maturity securities		$242,242	$(5,177)
Equity securities		6,050	—
Mortgage and consumer loans		47,599	(594)
Policy loans		10,419	(235)
Short-term investments		2,648	(15)
Cash and cash equivalents		10,368	—
Mortgage loan commitments	$4,035	(43)	(50)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,196	(59)	—

Total assets			$(6,071)

Liabilities
Policyholder account balances		$114,466	$840
Short-term debt		667	—
Long-term debt		9,532	307
Collateral financing arrangements		5,365	—
Junior subordinated debt securities		4,338	136
Shares subject to mandatory redemption		178	—
Payables for collateral under securities loaned and other transactions		44,136	—

Total liabilities			$1,283

Other
Derivative instruments (designated hedges or otherwise) Interest rate swaps	$62,519	$17	$(132)
Interest rate floors	48,937	621	(47)
Interest rate caps	45,498	50	33
Financial futures	10,817	32	(41)
Foreign currency swaps	21,399	(244)	(97)
Foreign currency forwards	4,185	60	—
Options	2,043	712	(93)
Financial forwards	4,600	120	(5)
Credit default swaps	6,850	23	(1)
Synthetic GICs	3,670	—	—
Other	250	43	1

Total other			$(382)

Net change			$(5,170)

This quantitative measure of risk has decreased by $805 million, or 13%, to $5,170 million at December 31, 2007 from $5,975 million at December 31, 2006. A decrease in the yield curve has decreased our sensitivity by $1.5 billion. This decrease was partially offset by $140 million due to increased asset size, $270 million due to increased derivative usage and $285 million due to duration charges and other.

In addition to the analysis above, as part of its asset liability management program, the Company also performs an analysis of the sensitivity to changes in interest rates, including both insurance liabilities and financial instruments. As of December 31, 2007, a hypothetical instantaneous 10% decrease in interest rates applied to the Company’s liabilities, insurance and associated asset portfolios would reduce the fair value of equity by $12 million. Management does not expect that this sensitivity would produce a liquidity strain on the Company.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for deferred acquisition costs and for income taxes as required by accounting guidance adopted on January 1, 2007, and changed its method of accounting for defined benefit pension and other postretirement plans as required by accounting guidance adopted on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
February 28, 2008

MetLife, Inc.

Consolidated Balance Sheets
December 31, 2007 and 2006

(In millions, except share and per share data)

	2007	2006

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $238,761 and $236,768, respectively)	$242,242	$241,928
Equity securities available-for-sale, at estimated fair value (cost: $5,891 and $4,549, respectively)	6,050	5,094
Trading securities, at estimated fair value (cost: $768 and $727, respectively)	779	759
Mortgage and consumer loans	47,030	42,239
Policy loans	10,419	10,228
Real estate and real estate joint ventures held-for-investment	6,597	4,802
Real estate held-for-sale	172	184
Other limited partnership interests	6,155	4,781
Short-term investments	2,648	2,709
Other invested assets	12,642	10,428

Total investments	334,734	323,152
Cash and cash equivalents	10,368	7,107
Accrued investment income	3,630	3,347
Premiums and other receivables	14,607	14,490
Deferred policy acquisition costs and value of business acquired	21,521	20,838
Current income tax recoverable	303	—
Goodwill	4,910	4,897
Assets of subsidiaries held-for-sale	—	1,563
Other assets	8,330	7,956
Separate account assets	160,159	144,365

Total assets	$558,562	$527,715

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$132,262	$127,489
Policyholder account balances	137,349	131,948
Other policyholder funds	10,176	9,139
Policyholder dividends payable	994	960
Policyholder dividend obligation	789	1,063
Short-term debt	667	1,449
Long-term debt	9,628	9,129
Collateral financing arrangements	5,732	850
Junior subordinated debt securities	4,474	3,780
Shares subject to mandatory redemption	159	278
Liabilities of subsidiaries held-for-sale	—	1,595
Current income tax payable	—	1,465
Deferred income tax liability	2,457	2,278
Payables for collateral under securities loaned and other transactions	44,136	45,846
Other liabilities	14,401	12,283
Separate account liabilities	160,159	144,365

Total liabilities	523,383	493,917

Contingencies, Commitments and Guarantees (Note 16)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued; 729,223,440 and 751,984,799 shares outstanding at December 31, 2007 and 2006, respectively	8	8
Additional paid-in capital	17,098	17,454
Retained earnings	19,884	16,574
Treasury stock, at cost; 57,543,224 shares and 34,781,865 shares at December 31, 2007 and 2006, respectively	(2,890)	(1,357)
Accumulated other comprehensive income	1,078	1,118

Total stockholders’ equity	35,179	33,798

Total liabilities and stockholders’ equity	$558,562	$527,715

See accompanying notes to consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

(In millions, except per share data)

	2007	2006	2005

Revenues
Premiums	$27,895	$26,412	$24,860
Universal life and investment-type product policy fees	5,311	4,780	3,828
Net investment income	19,006	17,082	14,756
Other revenues	1,533	1,362	1,271
Net investment gains (losses)	(738)	(1,382)	(86)

Total revenues	53,007	48,254	44,629

Expenses
Policyholder benefits and claims	27,828	26,431	25,506
Interest credited to policyholder account balances	5,741	5,171	3,887
Policyholder dividends	1,726	1,701	1,679
Other expenses	11,673	10,783	9,264

Total expenses	46,968	44,086	40,336

Income from continuing operations before provision for income tax	6,039	4,168	4,293
Provision for income tax	1,759	1,097	1,222

Income from continuing operations	4,280	3,071	3,071
Income from discontinued operations, net of income tax	37	3,222	1,643

Net income	4,317	6,293	4,714
Preferred stock dividends	137	134	63

Net income available to common shareholders	$4,180	$6,159	$4,651

Income from continuing operations available to common shareholders per common share
Basic	$5.57	$3.85	$4.02

Diluted	$5.44	$3.81	$3.98

Net income available to common shareholders per common share
Basic	$5.62	$8.09	$6.21

Diluted	$5.48	$7.99	$6.16

Cash dividends per common share	$0.74	$0.59	$0.52

See accompanying notes to consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

						Accumulated Other Comprehensive Income
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustments	Adjustment	Total

Balance at January 1, 2005	$—	$8	$15,037	$6,608	(1,785)	$2,994	$92	$(130)	$22,824
Treasury stock transactions, net			58		99				157
Common stock issued in connection with acquisition			283		727				1,010
Issuance of preferred stock	1		2,042						2,043
Issuance of stock purchase contracts related to common equity units			(146)						(146)
Dividends on preferred stock				(63)					(63)
Dividends on common stock				(394)					(394)
Comprehensive income:
Net income				4,714					4,714
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						233			233
Unrealized investment gains (losses), net of related offsets and income tax						(1,285)			(1,285)
Foreign currency translation adjustments, net of income tax							(81)		(81)
Additional minimum pension liability adjustment, net of income tax								89	89

Other comprehensive income (loss)									(1,044)

Comprehensive income									3,670

Balance at December 31, 2005	1	8	17,274	10,865	(959)	1,942	11	(41)	29,101
Treasury stock transactions, net			180		(398)				(218)
Dividends on preferred stock				(134)					(134)
Dividends on common stock				(450)					(450)
Comprehensive income:
Net income				6,293					6,293
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(43)			(43)
Unrealized investment gains (losses), net of related offsets and income tax						(35)			(35)
Foreign currency translation adjustments, net of income tax							46		46
Additional minimum pension liability adjustment, net of income tax								(18)	(18)

Other comprehensive income (loss)									(50)

Comprehensive income									6,243

Adoption of SFAS 158, net of income tax								(744)	(744)

Balance at December 31, 2006	1	8	17,454	16,574	(1,357)	1,864	57	(803)	33,798
Cumulative effect of changes in accounting principles, net of income tax (Note 1)				(329)					(329)

Balance at January 1, 2007	1	8	17,454	16,245	(1,357)	1,864	57	(803)	33,469
Treasury stock transactions, net			94		(1,533)				(1,439)
Obligation under accelerated common stock repurchase agreement (Note 18)			(450)						(450)
Dividends on preferred stock				(137)					(137)
Dividends on common stock				(541)					(541)
Comprehensive income:
Net income				4,317					4,317
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(40)			(40)
Unrealized investment gains (losses), net of related offsets and income tax						(853)			(853)
Foreign currency translation adjustments, net of income tax							290		290
Defined benefit plans adjustment, net of income tax								563	563

Other comprehensive income (loss)									(40)

Comprehensive income									4,277

Balance at December 31, 2007	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179

See accompanying notes to consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

	2007	2006	2005

Cash flows from operating activities
Net income	$4,317	$6,293	$4,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	457	394	352
Amortization of premiums and accretion of discounts associated with investments, net	(955)	(618)	(201)
(Gains) losses from sales of investments and businesses, net	619	(3,492)	(2,271)
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	(606)	(459)	(416)
Interest credited to policyholder account balances	5,790	5,246	3,925
Interest credited to bank deposits	200	193	106
Universal life and investment-type product policy fees	(5,311)	(4,780)	(3,828)
Change in accrued investment income	(275)	(315)	(157)
Change in premiums and other receivables	(283)	(2,655)	(37)
Change in deferred policy acquisition costs, net	(1,178)	(1,317)	(1,043)
Change in insurance-related liabilities	5,463	5,031	5,709
Change in trading securities	200	(432)	(244)
Change in income tax payable	101	2,039	528
Change in other assets	643	1,712	347
Change in other liabilities	729	(202)	506
Other, net	51	(38)	29

Net cash provided by operating activities	9,962	6,600	8,019

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	112,062	113,321	155,709
Equity securities	1,738	1,313	1,062
Mortgage and consumer loans	9,854	8,348	8,462
Real estate and real estate joint ventures	664	6,211	3,668
Other limited partnership interests	1,121	1,768	1,132
Purchases of:
Fixed maturity securities	(112,534)	(129,644)	(169,111)
Equity securities	(2,883)	(1,052)	(1,509)
Mortgage and consumer loans	(14,365)	(13,472)	(10,902)
Real estate and real estate joint ventures	(2,228)	(1,523)	(1,451)
Other limited partnership interests	(2,041)	(1,915)	(1,105)
Net change in short-term investments	55	595	2,267
Additional consideration related to purchases of businesses	—	(115)	—
Purchases of businesses, net of cash received of $13, $0 and $852, respectively	(43)	—	(10,160)
Proceeds from sales of businesses, net of cash disposed of $763, $0 and $43, respectively	(694)	48	260
Net change in other invested assets	(1,020)	(2,411)	(450)
Other, net	(330)	(358)	(489)

Net cash used in investing activities	$(10,644)	$(18,886)	$(22,617)

See accompanying notes to consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2007, 2006 and 2005

(In millions)

	2007	2006	2005

Cash flows from financing activities
Policyholder account balances:
Deposits	$58,026	$53,947	$52,077
Withdrawals	(55,256)	(50,574)	(47,827)
Net change in payables for collateral under securities loaned and other transactions	(1,710)	11,331	4,138
Net change in short-term debt	(782)	35	(56)
Long-term debt issued	726	284	3,541
Long-term debt repaid	(286)	(732)	(1,430)
Collateral financing arrangements issued	4,882	850	—
Shares subject to mandatory redemption	(131)	—	—
Preferred stock issued	—	—	2,100
Dividends on preferred stock	(137)	(134)	(63)
Junior subordinated debt securities issued	694	1,248	2,533
Treasury stock acquired	(1,705)	(500)	—
Dividends on common stock	(541)	(450)	(394)
Stock options exercised	110	83	72
Debt and equity issuance costs	(14)	(25)	(128)
Other, net	67	12	(53)

Net cash provided by financing activities	3,943	15,375	14,510

Change in cash and cash equivalents	3,261	3,089	(88)
Cash and cash equivalents, beginning of year	7,107	4,018	4,106

Cash and cash equivalents, end of year	$10,368	$7,107	$4,018

Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$—	$—	$58

Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$—	$—

Cash and cash equivalents, from continuing operations, beginning of year	$7,107	$4,018	$4,048

Cash and cash equivalents, from continuing operations, end of year	$10,368	$7,107	$4,018

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$1,011	$819	$579

Income tax	$2,128	$409	$1,391

Non-cash transactions during the year:
Business acquisitions:
Assets acquired	$—	$—	$102,112
Less: liabilities assumed	—	—	90,090

Net assets acquired	—	—	12,022
Less: cash paid	—	—	11,012

Business acquisition, common stock issued	$—	$—	$1,010

Business dispositions:
Assets disposed	$—	$—	$366
Less: liabilities disposed	—	—	269

Net assets disposed	—	—	97
Plus: equity securities received	—	—	43
Less: cash disposed	—	—	43

Business disposition, net of cash disposed	$—	$—	$97

Contribution of equity securities to MetLife Foundation	$12	$—	$1

Accrual for stock purchase contracts related to common equity units	$—	$—	$97

Real estate acquired in satisfaction of debt	$1	$6	$1

See accompanying notes to consolidated financial statements.

MetLife, Inc.

Notes to Consolidated Financial Statements

1.	Business, Basis of Presentation, and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). MetLife is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its domestic and international subsidiaries and affiliates, MetLife offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions.

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

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or partnership’s operations.

Minority interest related to consolidated entities included in other liabilities was $1.8 billion and $1.4 billion at December 31, 2007 and 2006, respectively.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2007 presentation. Such reclassifications include $850 million relating to long-term debt reclassified to collateral financing arrangements on the consolidated balance sheet at December 31, 2006 and the consolidated statement of cash flow for the year ended December 31, 2006. See Note 11 for a description of the transaction. See also Note 23 for reclassifications related to discontinued operations.

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”), which is described in Note 2. The acquisition was accounted for using the purchase method of accounting. Travelers’ assets, liabilities and results of operations were included in the Company’s results beginning July 1, 2005. The accounting policies of Travelers were conformed to those of MetLife upon acquisition.

Summary of Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

(iii)	the recognition of income on certain investments;

(iv)	the application of the consolidation rules to certain investments;

(v)	the fair value of and accounting for derivatives;

(vi)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(vii)	the measurement of goodwill and related impairment, if any;

(viii)	the liability for future policyholder benefits;

(ix)	accounting for income taxes and the valuation of deferred tax assets;

(x)	accounting for reinsurance transactions;

(xi)	accounting for employee benefit plans; and

(xii)	the liability for litigation and regulatory matters.

A description of such critical estimates is incorporated within the discussion of the related accounting policies which follow. The application of purchase accounting requires the use of estimation techniques in determining the fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

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

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost (See also Note 3); (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The Company purchases and receives beneficial interests in special purpose entities (“SPEs”), which enhance the Company’s total return on its investment portfolio principally by providing equity-based returns on debt securities. These investments are generally made through structured notes and similar instruments (collectively, “Structured Investment Transactions”). The Company has not guaranteed the performance, liquidity or obligations of the SPEs and its exposure to loss is limited to its carrying value of the beneficial interests in the SPEs. The Company does not consolidate such SPEs as it has determined it is not the primary beneficiary. These Structured Investment Transactions are included in fixed maturity securities and their income is generally recognized using the retrospective interest method. Impairments of these investments are included in net investment gains (losses).

Trading Securities.  The Company’s trading securities portfolio, principally consisting of fixed maturity and equity securities, supports investment strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements, and supports asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at fair value with subsequent changes in fair value recognized in net investment income. Related dividends and investment income are also included in net investment income.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint ventures or

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. For its cost method investments, the Company follows an impairment analysis which is similar to the process followed for its fixed maturity and equity securities as described previously. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its fair value.

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

The determination of the amount of allowances and impairments, as applicable, are described previously by investment type. The determination of such allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities, certain investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage the risk associated with variability in cash flows or changes in fair values related to the Company’s financial instruments. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the fair value of the derivative are generally reported in net investment gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of liabilities embedded in certain variable annuity products offered by the Company, and (ii) in net investment income for economic hedges of equity method investments in joint ventures, or for all derivatives held in relation to the trading portfolios. The fluctuations in fair

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at fair value with the host contract and changes in their fair value are reported currently in net investment gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses). Additionally, the Company may elect to carry an entire contract on the balance sheet at fair value, with changes in fair value recognized in the current period in net investment gains (losses) if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at fair value in the consolidated financial statements and that their related changes in fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets, as appropriate. The estimated life for company occupied real estate property is generally 40 years. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.6 billion and $1.5 billion at December 31, 2007 and 2006, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $828 million and $721 million at December 31, 2007 and 2006, respectively. Related depreciation and amortization

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

expense was $136 million, $129 million and $117 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.4 billion and $1.2 billion at December 31, 2007 and 2006, respectively. Accumulated amortization of capitalized software was $876 million and $752 million at December 31, 2007 and 2006, respectively. Related amortization expense was $126 million, $112 million and $111 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. For participating contracts (dividend paying traditional contracts within the closed block) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency, and other factor changes and policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins.

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

Prior to 2007, DAC related to any internally replaced contract was generally expensed at the date of replacement. As described more fully in “Adoption of New Accounting Pronouncements”, effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). Under SOP 05-1, an internal replacement is defined as a modification in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If the modification substantially changes the contract, the DAC is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 10% for domestic business and 3% to 10% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.

Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 3% to 10% for domestic business and 3% to 12% for international business.

Participating business represented approximately 9% and 10% of the Company’s life insurance in-force, and 33% and 38% of the number of life insurance policies in-force, at December 31, 2007 and 2006, respectively. Participating policies represented approximately 31% and 30%, 30% and 29%, and 31% and 30% of gross and net life insurance premiums for the years ended December 31, 2007, 2006 and 2005, respectively. The percentages indicated are calculated excluding the business of the reinsurance segment.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3% to 11% for domestic business and 4% to 10% for international business.

Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rates used in establishing such liabilities range from 3% to 7% for domestic business and 3% to 10% for international business.

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

The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid-up guarantees relating to certain life policies as follows:

•	Annuity guaranteed minimum death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor’s 500 Index (“S&P”). The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Guaranteed minimum income benefit (“GMIB”) liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.

Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical S&P experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company establishes policyholder account balances for guaranteed minimum benefit riders relating to certain variable annuity products as follows:

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

Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1% to 17% for domestic business and 1% to 15% for international business, less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Bank deposits are also included in policyholder account balances.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premium received in advance and applies the cash received to premiums when due.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities (See also Note 15) or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

As described more fully in “Adoption of New Accounting Pronouncements”, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. Under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums and are reflected as a component of premiums and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria of reinsurance accounting, amounts paid (received) in excess of (which do not exceed) the related insurance liabilities ceded (assumed) are recognized immediately as a loss. Any gains on such retroactive contracts are deferred and recorded in other liabilities. The gains are amortized primarily using the recovery method.

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

If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Employee Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year Treasury securities, for each account balance. As of December 31, 2007, virtually all the obligations are calculated using the traditional formula.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

As described more fully in “Adoption of New Accounting Pronouncements”, effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r) (“SFAS 158”). Effective with the adoption of SFAS 158 on December 31, 2006, the Company recognizes the funded status of the Benefit Obligations for each of its plans on the consolidated balance sheet. The actuarial gains or losses, prior service costs and credits, and the remaining net transition asset or obligation that had not yet been included in net periodic benefit costs as of December 31, 2006 are now charged, net of income tax, to accumulated other comprehensive income. Additionally, these changes eliminated the additional minimum pension liability provisions of SFAS 87.

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

Stock-Based Compensation

Stock-based compensation grants prior to January 1, 2003 were accounted for using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Compensation expense, if any, was recorded based upon the excess of the quoted market price at grant date over the amount the employee was required to pay to acquire the stock. Under the

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

provisions of APB 25, there was no compensation expense resulting from the issuance of stock options as the exercise price was equivalent to the fair market value at the date of grant. Compensation expense was recognized under the Long-Term Performance Compensation Plan (“LTPCP”), as described more fully in Note 18.

Stock-based awards granted after December 31, 2002 but prior to January 1, 2006 were accounted for on a prospective basis using the fair value accounting method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). The fair value method of SFAS 123 required compensation expense to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation was accrued over the vesting period of the grant or award, including grants or awards to retirement-eligible employees. As required by SFAS 148, the Company discloses the pro forma impact as if the stock options granted prior to January 1, 2003 had been accounted for using the fair value provisions of SFAS 123 rather than the intrinsic value method prescribed by APB 25. See Note 18.

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

Foreign Currency

Balance sheet accounts of foreign operations are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The local currencies of foreign operations generally are the functional currencies unless the local economy is highly inflationary. Translation adjustments are charged or credited directly to other comprehensive income or loss. Gains and losses from foreign currency transactions are reported as net investment gains (losses) in the period in which they occur.

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

Earnings Per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Diluted earnings per common share include the dilutive effect of the assumed: (i) exercise or issuance of stock-based awards using the treasury stock method; (ii) settlement of stock purchase contracts underlying common equity units using the treasury stock method; and (iii) settlement of accelerated common stock repurchase contract. Under the treasury stock method, exercise or issuance of stock-

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

based awards and settlement of the stock purchase contracts underlying common equity units is assumed to occur with the proceeds used to purchase common stock at the average market price for the period. See Notes 13, 18 and 20.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

As a result of the implementation of FIN 48, the Company recognized a $52 million increase in the liability for unrecognized tax benefits, a $4 million decrease in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $37 million, net of $11 million of minority interest. See also Note 15.

Insurance Contracts

Effective January 1, 2007, the Company adopted SOP 05-1 which provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of SOP 05-1.

As a result of the adoption of SOP 05-1 and the related TPAs, if an internal replacement modification substantially changes a contract, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred. If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The adoption of SFAS 158 resulted in a reduction of $744 million, net of income tax, to accumulated other comprehensive income, which is included as a component of total consolidated stockholders’ equity. As the Company’s measurement date for its pension and other postretirement benefit plans is already December 31 there was no impact of adoption due to changes in measurement date. See also “Summary of Significant Accounting Policies and Critical Accounting Estimates” and Note 17.

Stock Compensation Plans

As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) including supplemental application guidance issued by the U.S. Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) — using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003, and prior to January 1, 2003, accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

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

The adoption of SFAS 123(r) did not have a significant impact on the Company’s financial position or results of operations as all stock-based awards accounted for under the intrinsic value method prescribed by APB 25 had vested prior to the adoption date and the Company had adopted the fair value recognition provisions of SFAS 123 on

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

January 1, 2003. As required by SFAS 148, and carried forward in the provisions of SFAS 123(r), the Company discloses the pro forma impact as if stock-based awards accounted for under APB 25 had been accounted for under the fair value method in Note 18.

SFAS 123 allowed forfeitures of stock-based awards to be recognized as a reduction of compensation expense in the period in which the forfeiture occurred. Upon adoption of SFAS 123(r), the Company changed its policy and now incorporates an estimate of future forfeitures into the determination of compensation expense when recognizing expense over the requisite service period. The impact of this change in accounting policy was not significant to the Company’s financial position or results of operations as of the date of adoption.

Additionally, for awards granted after adoption, the Company changed its policy from recognizing expense for stock-based awards over the requisite service period to recognizing such expense over the shorter of the requisite service period or the period to attainment of retirement-eligibility. The pro forma impact of this change in expense recognition policy for stock-based compensation is detailed in Note 18.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other

Effective January 1, 2007, the Company adopted FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The adoption of FSP EITF 00-19-2 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (“FSP 13-2”). FSP 13-2 amends SFAS No. 13, Accounting for Leases, to require that a lessor review the projected timing of income tax cash flows generated by a leveraged lease annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. In addition, FSP 13-2 requires that the change in the net investment balance resulting from the recalculation be recognized as a gain or loss from continuing operations in the same line item in which leveraged lease income is recognized in the year in which the assumption is changed. The adoption of FSP 13-2 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The adoption of SFAS 156 did not have an impact on the Company’s consolidated financial statements.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Effective January 1, 2006, the Company adopted prospectively EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-7”). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. The adoption of EITF 05-7 did not have a material impact on the Company’s consolidated financial statements.

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

Effective November 9, 2005, the Company prospectively adopted the guidance in FSP No. FAS 140-2, Clarification of the Application of Paragraphs 40(b) and 40(c) of FAS 140 (“FSP 140-2”). FSP 140-2 clarified certain criteria relating to derivatives and beneficial interests when considering whether an entity qualifies as a QSPE. Under FSP 140-2, the criteria must only be met at the date the QSPE issues beneficial interests or when a derivative financial instrument needs to be replaced upon the occurrence of a specified event outside the control of the transferor. The adoption of FSP 140-2 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Future Adoption of New Accounting Pronouncements

Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured and disclosed at fair value. In addition to new disclosure requirements, the adoption of SFAS 157 changes the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as well as changing the valuation of embedded derivatives associated with annuity contracts. The change in valuation of embedded derivatives associated with annuity contracts results from the incorporation of risk margins and the Company’s own credit standing in their valuation. While the Company does not expect such changes in valuation to have a material impact on the Company’s financial statements at January 1, 2008, the addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option is generally applied on an instrument-by-instrument basis and is generally an irrevocable election. Effective January 1, 2008, the Company has elected the fair value option on fixed maturity securities backing certain pension products sold in Brazil. Previously, these fixed maturity securities were accounted for as available-for-sale securities in accordance with FAS 115. The Company’s insurance joint venture in Japan also elected the fair value option for its single premium deferred annuities and supporting assets. These elections are not expected to have a material impact on the Company’s retained earnings or equity as of January 1, 2008.

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) . Upon adoption of SOP 07-1, the Company must also adopt the provisions of FASB Staff Position No. FSP FIN 46(r)-7, Application of FASB Interpretation No. 46 to Investment Companies (“FSP FIN 46(r)-7”), which permanently exempts investment companies from applying the provisions of FIN No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51, and its December 2003 revision (“FIN 46(r)”) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the AICPA Audit and Accounting Guide Investment Companies and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e., fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. In February 2008, the FASB issued FSP No. SOP 7-1-1, Effective Date of AICPA Statement of Position 07-1, which delays indefinitely the effective date of SOP 07-1. The Company is closely monitoring further FASB developments.

In May 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. FSP 39-1 applies to fiscal years beginning after November 15, 2007. FSP 39-1 will be applied retrospectively, unless it is impracticable to do so. Upon adoption of FSP 39-1, the Company is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 will not have an impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”) which are effective for fiscal years beginning after December 15, 2008. Under SFAS 141(r) and SFAS 160:

•	All business combinations (whether full, partial, or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Certain acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company is currently evaluating the impact of SFAS 141(r) on its accounting for future acquisitions and the impact of SFAS 160 on its consolidated financial statements.

Other

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP FAS 140-3 on its consolidated financial statements.

In January 2008, the FASB cleared SFAS 133 Implementation Issue E23, Clarification of the Application of the Shortcut Method (“Issue E23”). Issue E23 amends SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities would not be precluded from assuming no ineffectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. The Company does not expect the adoption of Issue E23 to have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified as final the consensus on EITF Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. The consensus concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. EITF 07-6 applies prospectively to new arrangements entered into and assessments on existing transactions performed in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial statements.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”), which amends SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 will not have an impact on the Company’s consolidated financial statements.

2.	Acquisitions and Dispositions

Travelers

On July 1, 2005, the Company completed the acquisition of Travelers for $12.1 billion. The results of Travelers’ operations were included in the Company’s financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company’s core insurance and annuity products and expanded the Company’s presence in both the retirement & savings’ domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide the Company with one of the broadest distribution networks in the industry.

The initial consideration paid in 2005 by the Company for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. The Company revised the purchase price as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement which resulted in a payment of additional consideration of $115 million by the Company to Citigroup in 2006. In addition to cash on-hand, the purchase price was financed through the issuance of common stock as described previously, debt securities as described in Note 10, common equity units as described in Note 13 and preferred stock as described in Note 18.

The acquisition was accounted for using the purchase method of accounting, which requires that the assets and liabilities of Travelers be measured at their fair values. The net fair value of assets acquired and liabilities assumed totaled $7.8 billion, resulting in goodwill of $4.3 billion, of which $1.6 billion is deductible for income tax purposes. Further information on goodwill is described in Note 6. See Note 5 for the VOBA acquired as part of the acquisition and Note 7 for the value of distribution agreements (“VODA”) and the value of customer relationships acquired (“VOCRA”).

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

$1 million, respectively, due to a reduction in the estimate of severance benefits to be paid to Travelers employees. The restructuring costs associated with the Travelers acquisition were as follows:

	Years Ended December 31,
	2006	2005
	(In millions)

Balance at January 1,	$28	$—
Acquisition	—	49
Cash payments	(24)	(20)
Other reductions	(4)	(1)

Balance at December 31,	$—	$28

Other Acquisitions and Dispositions

On June 28, 2007, the Company acquired the remaining 50% interest in a joint venture in Hong Kong, MetLife Fubon Limited (“MetLife Fubon”), for $56 million in cash, resulting in MetLife Fubon becoming a consolidated subsidiary of the Company. The transaction was treated as a step acquisition, and at June 30, 2007, total assets and liabilities of MetLife Fubon of $839 million and $735 million, respectively, were included in the Company’s consolidated balance sheet. The Company’s investment for the initial 50% interest in MetLife Fubon was $48 million. The Company used the equity method of accounting for such investment in MetLife Fubon. The Company’s share of the joint venture’s results for the six months ended June 30, 2007, was a loss of $3 million. The fair value of the assets acquired and the liabilities assumed in the step acquisition at June 30, 2007, was $427 million and $371 million, respectively. No additional goodwill was recorded as a part of the step acquisition. As a result of this acquisition, additional VOBA and VODA of $45 million and $5 million, respectively, were recorded and both have a weighted average amortization period of 16 years. Further information on VOBA and VODA is described in Note 5 and Note 7, respectively.

On June 1, 2007, the Company completed the sale of its Bermuda insurance subsidiary, MetLife International Insurance, Ltd. (“MLII”), to a third party for $33 million in cash consideration, resulting in a gain upon disposal of $3 million, net of income tax. The net assets of MLII at disposal were $27 million. A liability of $1 million was recorded with respect to a guarantee provided in connection with this disposition. Further information on guarantees is described in Note 16.

On September 1, 2005, the Company completed the acquisition of CitiStreet Associates, a division of CitiStreet LLC, which is primarily involved in the distribution of annuity products and retirement plans to the education, healthcare, and not-for-profit markets, for $56 million, of which $2 million was allocated to goodwill and $54 million to other identifiable intangibles, specifically the value of customer relationships acquired, which have a weighted average amortization period of 16 years. CitiStreet Associates was integrated with MetLife Resources, a focused distribution channel of MetLife, which is dedicated to provide retirement plans and financial services to the same markets. Further information on goodwill and VOCRA is described in Note 6 and Note 7, respectively.

See Note 23 for information on the disposition of the annuities and pension businesses of MetLife Insurance Limited (“MetLife Australia”), P.T. Sejahtera (“MetLife Indonesia”) and SSRM Holdings, Inc. (“SSRM”).

See Note 25 for information on the Company’s acquisitions subsequent to December 31, 2007.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at:

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$77,875	$1,725	$2,174	$77,426	32.0%
Residential mortgage-backed securities	56,267	611	389	56,489	23.3
Foreign corporate securities	37,359	1,740	794	38,305	15.8
U.S.Treasury/agency securities	19,771	1,487	13	21,245	8.8
Commercial mortgage-backed securities	17,676	251	199	17,728	7.3
Foreign government securities	13,535	1,924	188	15,271	6.3
Asset-backed securities	11,549	41	549	11,041	4.6
State and political subdivision securities	4,394	140	115	4,419	1.8
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities	$238,761	$7,932	$4,451	$242,242	100.0%

Common stock	$2,488	$568	$108	$2,948	48.7%
Non-redeemable preferred stock	3,403	61	362	3,102	51.3

Total equity securities	$5,891	$629	$470	$6,050	100.0%

	December 31, 2006
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,010	$2,047	$983	$75,074	31.0%
Residential mortgage-backed securities	51,602	385	321	51,666	21.4
Foreign corporate securities	33,029	1,687	378	34,338	14.2
U.S. Treasury/agency securities	29,897	984	248	30,633	12.7
Commercial mortgage-backed securities	16,467	193	138	16,522	6.8
Foreign government securities	11,406	1,835	34	13,207	5.4
Asset-backed securities	13,851	75	53	13,873	5.7
State and political subdivision securities	6,121	230	51	6,300	2.6
Other fixed maturity securities	385	7	77	315	0.2

Total fixed maturity securities	$236,768	$7,443	$2,283	$241,928	100.0%

Common stock	$1,798	$487	$16	$2,269	44.5%
Non-redeemable preferred stock	2,751	103	29	2,825	55.5

Total equity securities	$4,549	$590	$45	$5,094	100.0%

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company held foreign currency derivatives with notional amounts of $9.2 billion and $8.9 billion to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2007 and 2006, respectively.

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government corporations and agencies. Additionally, at December 31, 2007 and 2006, the Company had exposure to fixed maturity securities backed by sub-prime mortgages with estimated fair values of $2.2 billion and $3.0 billion, respectively, and unrealized losses of $219 million and $5 million, respectively. These securities are classified within asset-backed securities in the immediately preceding table. At December 31, 2007, 32% have been guaranteed by financial guarantors, of which 55% was guaranteed by financial guarantors who remain Aaa rated in 2008. Overall, at December 31, 2007, $6.7 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantors of which $2.5 billion, $2.5 billion and $1.7 billion at December 31, 2007, are included within state and political subdivisions, corporate securities and asset-backed securities, respectively, and 80% were guaranteed by financial guarantors who remain Aaa rated in 2008.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $17.7 billion and $17.3 billion at December 31, 2007 and 2006, respectively. These securities had net unrealized gains (losses) of ($108) million and $627 million at December 31, 2007 and 2006, respectively. Non-income producing fixed maturity securities were $13 million and $16 million at December 31, 2007 and 2006, respectively. Net unrealized gains associated with non-income producing fixed maturity securities were $12 million and $4 million at December 31, 2007 and 2006, respectively.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	December 31,
	2007		2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$4,537	$4,628	$6,923	$7,011
Due after one year through five years	42,453	43,167	45,331	45,928
Due after five years through ten years	40,783	41,046	39,571	40,200
Due after ten years	65,496	68,143	63,023	66,728

Subtotal	153,269	156,984	154,848	159,867
Mortgage-backed and asset-backed securities	85,492	85,258	81,920	82,061

Total fixed maturity securities	$238,761	$242,242	$236,768	$241,928

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Sales or disposals of fixed maturity and equity securities classified as available-for-sale are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Proceeds	$80,685	$89,869	$127,709
Gross investment gains	$831	$580	$704
Gross investment losses	$(1,183)	$(1,533)	$(1,391)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	December 31, 2007
			Equal to or Greater than
	Less than 12 months		12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$29,237	$1,431	$12,119	$743	$41,356	$2,174
Residential mortgage-backed securities	14,404	279	6,195	110	20,599	389
Foreign corporate securities	11,189	484	6,321	310	17,510	794
U.S. Treasury/agency securities	432	3	625	10	1,057	13
Commercial mortgage-backed securities	2,518	102	3,797	97	6,315	199
Foreign government securities	3,593	161	515	27	4,108	188
Asset-backed securities	7,627	442	1,271	107	8,898	549
State and political subdivision securities	1,334	81	476	34	1,810	115
Other fixed maturity securities	91	30	1	—	92	30

Total fixed maturity securities	$70,425	$3,013	$31,320	$1,438	$101,745	$4,451

Equity securities	$2,771	$398	$543	$72	$3,314	$470

Total number of securities in an unrealized loss position	8,395		3,063

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
			Equal to or Greater than
	Less than 12 months		12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$17,537	$285	$16,780	$698	$34,317	$983
Residential mortgage-backed securities	15,300	78	13,640	243	28,940	321
Foreign corporate securities	6,401	102	7,277	276	13,678	378
U.S. Treasury/agency securities	15,006	157	1,560	91	16,566	248
Commercial mortgage-backed securities	4,960	30	4,029	108	8,989	138
Foreign government securities	1,160	18	507	16	1,667	34
Asset-backed securities	4,519	31	1,077	22	5,596	53
State and political subdivision securities	334	12	532	39	866	51
Other fixed maturity securities	146	77	4	—	150	77

Total fixed maturity securities	$65,363	$790	$45,406	$1,493	$110,769	$2,283

Equity securities	$832	$20	$567	$25	$1,399	$45

Total number of securities in an unrealized loss position	10,529		4,640

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$49,463	$1,943	$1,670	$555	6,339	644
Six months or greater but less than nine months	17,353	23	844	7	1,461	31
Nine months or greater but less than twelve months	9,410	7	568	2	791	1
Twelve months or greater	31,731	50	1,262	13	3,192	32

Total	$107,957	$2,023	$4,344	$577

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$52,222	$35	$547	$12	9,093	81
Six months or greater but less than nine months	2,682	3	42	1	415	2
Nine months or greater but less than twelve months	12,049	14	204	4	937	1
Twelve months or greater	47,462	29	1,511	7	4,634	6

Total	$114,415	$81	$2,304	$24

At December 31, 2007 and 2006, $4.3 billion and $2.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 4% and 2%, respectively, of the cost or amortized cost of such securities.

At December 31, 2007, $577 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $577 million, $555 million related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2006, $24 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 30% of the cost or amortized cost of such securities. Of such unrealized losses of $24 million, $12 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 30 fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These securities represented 9%, or $459 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held eight fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2006 of greater than $10 million. These securities represented 7%, or $169 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007 and 2006, the Company had $4.9 billion and $2.3 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2007	2006

Sector:
U.S. corporate securities	44%	42%
Foreign corporate securities	16	16
Asset-backed securities	11	2
Residential mortgage-backed securities	8	14
Foreign government securities	4	1
Commercial mortgage-backed securities	4	6
U.S. Treasury/agency securities	—	11
Other	13	8

Total	100%	100%

Industry:
Finance	34%	10%
Industrial	18	23
Mortgage-backed	12	20
Utility	8	11
Government	4	12
Other	24	24

Total	100%	100%

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $41.1 billion and $43.3 billion and an estimated fair value of $42.1 billion and $44.1 billion were on loan under the program at December 31, 2007 and 2006, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $43.3 billion and $45.4 billion at December 31, 2007 and 2006, respectively. Security collateral of $40 million and $100 million on deposit from customers in connection with the securities lending transactions at December 31, 2007 and 2006, respectively, may not be sold or repledged and is not reflected in the consolidated financial statements.

Assets on Deposit and Held in Trust and Assets Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with a fair market value of $1.8 billion and $1.3 billion at December 31, 2007 and 2006, respectively, consisting primarily of fixed maturity and equity securities. Company securities held in trust to satisfy collateral requirements had a cost or amortized cost of $7.1 billion and $3.0 billion at December 31, 2007 and 2006, respectively, consisting primarily of fixed maturity and equity securities.

Certain of the Company’s fixed maturity securities are pledged as collateral for various derivative transactions as described in Note 4. Additionally, the Company has pledged certain of its fixed maturity securities in support of its debt and funding agreements as described in Notes 10 and 7, respectively.

Mortgage and Consumer Loans

Mortgage and consumer loans are categorized as follows:

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(In millions)

Commercial mortgage loans	$35,669	76%	$32,000	75%
Agricultural mortgage loans	10,508	22	9,231	22
Consumer loans	1,051	2	1,190	3

Total	47,228	100%	42,421	100%

Less: Valuation allowances	198		182

Total mortgage and consumer loans	$47,030		$42,239

Mortgage loans are collateralized by properties primarily located in the United States. At December 31, 2007, 21%, 7% and 7% of the value of the Company’s mortgage and consumer loans were located in California, Florida and Texas, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate.

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $373 million and $372 million at December 31, 2007 and 2006, respectively.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Information regarding loan valuation allowances for mortgage and consumer loans is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$182	$172	$157
Additions	77	36	64
Deductions	(61)	(26)	(49)

Balance at December 31,	$198	$182	$172

A portion of the Company’s mortgage and consumer loans was impaired and consisted of the following:

	December 31,
	2007	2006
	(In millions)

Impaired loans with valuation allowances	$624	$374
Impaired loans without valuation allowances	44	75

Subtotal	668	449
Less: Valuation allowances on impaired loans	73	21

Impaired loans	$595	$428

The average investment on impaired loans was $453 million, $202 million and $187 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest income on impaired loans was $38 million, $2 million and $12 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The investment in restructured loans was $2 million and $9 million at December 31, 2007 and 2006, respectively. Interest income of less than $1 million, $1 million and $2 million was recognized on restructured loans for the years ended December 31, 2007, 2006 and 2005, respectively. Gross interest income that would have been recorded in accordance with the original terms of such loans amounted to less than $1 million, $1 million and $3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Mortgage and consumer loans with scheduled payments of 90 days or more past due on which interest is still accruing, had an amortized cost of $4 million and $15 million at December 31, 2007 and 2006, respectively. Mortgage and consumer loans on which interest is no longer accrued had an amortized cost of $28 million and $36 million at December 31, 2007 and 2006, respectively. Mortgage and consumer loans in foreclosure had an amortized cost of $12 million and $35 million at December 31, 2007 and 2006, respectively.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Real Estate Holdings

Real estate holdings consisted of the following:

	December 31,
	2007	2006
	(In millions)

Real estate	$4,914	$4,326
Accumulated depreciation	(1,088)	(1,001)

Net real estate	3,826	3,325
Real estate joint ventures	2,771	1,477

Real estate and real estate joint ventures	6,597	4,802
Real estate held-for-sale	172	184

Total real estate holdings	$6,769	$4,986

Related depreciation expense on real estate was $130 million, $131 million and $135 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts include $13 million, $37 million and $62 million of depreciation expense related to discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

There were no impairments recognized on real estate held-for-sale for the year ended December 31, 2007. Impairment losses recognized on real estate held-for-sale were $8 million and $5 million for the years ended December 31, 2006 and 2005, respectively. The carrying value of non-income producing real estate was $12 million and $8 million at December 31, 2007 and 2006, respectively. The Company owned real estate acquired in satisfaction of debt of $3 million at both December 31, 2007 and 2006.

Real estate holdings were categorized as follows:

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(In millions)

Office	$3,126	46%	$2,709	55%
Apartments	1,264	19	739	15
Development joint ventures	743	11	169	3
Retail	574	8	513	10
Real estate investment funds	516	8	401	8
Industrial	283	4	291	6
Land	174	3	71	1
Agriculture	29	—	32	1
Other	60	1	61	1

Total real estate holdings	$6,769	100%	$4,986	100%

The Company’s real estate holdings are primarily located in the United States. At December 31, 2007, 22%, 11%, 10% and 9% of the Company’s real estate holdings were located in California, New York, Florida and Texas, respectively.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2007	2006
	(In millions)

Rental receivables, net	$1,491	$1,055
Estimated residual values	1,881	887

Subtotal	3,372	1,942
Unearned income	(1,313)	(694)

Investment in leveraged leases	$2,059	$1,248

The Company’s deferred income tax liability related to leveraged leases was $1.0 billion and $670 million at December 31, 2007 and 2006, respectively. The rental receivables set forth above are generally due in periodic installments. The payment periods range from one to 15 years, but in certain circumstances are as long as 30 years.

The components of net income from investment in leveraged leases are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Income from investment in leveraged leases (included in net investment income)	$67	$51	$54
Less: Income tax expense on leveraged leases	(24)	(18)	(19)

Net income from investment in leveraged leases	$43	$33	$35

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that make private equity investments in companies in the United States and overseas) was $6.2 billion and $4.8 billion at December 31, 2007 and 2006, respectively. Included within other limited partnership interests at December 31, 2007 and 2006 are $1.6 billion and $1.2 billion, respectively, of hedge funds. For the years ended December 31, 2007, 2006 and 2005, net investment income from other limited partnership interests included $89 million, $98 million and $24 million respectively, related to hedge funds.

Funds Withheld at Interest

Funds withheld at interest, included in other invested assets, were $4.5 billion and $4.0 billion at December 31, 2007 and 2006, respectively.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Fixed maturity securities	$15,150	$14,049	$11,349
Equity securities	279	122	79
Mortgage and consumer loans	2,863	2,534	2,302
Policy loans	637	603	572
Real estate and real estate joint ventures	913	746	510
Other limited partnership interests	1,309	945	709
Cash, cash equivalents and short-term investments	503	519	400
Other	631	530	472

Total investment income	22,285	20,048	16,393
Less: Investment expenses	3,279	2,966	1,637

Net investment income	$19,006	$17,082	$14,756

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Fixed maturity securities	$(622)	$(1,119)	$(868)
Equity securities	164	84	117
Mortgage and consumer loans	2	(8)	17
Real estate and real estate joint ventures	44	102	14
Other limited partnership interests	16	1	42
Sales of businesses	—	—	8
Derivatives	(414)	(201)	391
Other	72	(241)	193

Net investment gains (losses)	$(738)	$(1,382)	$(86)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $106 million, $82 million and $64 million for the years ended December 31, 2007, 2006 and 2005, respectively.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income, are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Fixed maturity securities	$3,378	$5,075	$6,132
Equity securities	157	541	247
Derivatives	(270)	(208)	(142)
Minority interest	(150)	(159)	(171)
Other	3	9	(102)

Subtotal	3,118	5,258	5,964

Amounts allocated from:
Insurance liability loss recognition	(608)	(1,149)	(1,410)
DAC and VOBA	(327)	(189)	(79)
Policyholder dividend obligation	(789)	(1,062)	(1,492)

Subtotal	(1,724)	(2,400)	(2,981)

Deferred income tax	(423)	(994)	(1,041)

Subtotal	(2,147)	(3,394)	(4,022)

Net unrealized investment gains (losses)	$971	$1,864	$1,942

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance, January 1,	$1,864	$1,942	$2,994
Unrealized investment gains (losses) during the year	(2,140)	(706)	(3,372)
Unrealized investment gains of subsidiaries at the date of sale	—	—	15
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	541	261	581
DAC and VOBA	(138)	(110)	462
Policyholder dividend obligation	273	430	627
Deferred income tax	571	47	635

Balance, December 31,	$971	$1,864	$1,942

Net change in unrealized investment gains (losses)	$(893)	$(78)	$(1,052)

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007 and 2006, trading securities were $779 million and $759 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $107 million and $387 million, respectively. The Company had pledged $407 million and $614 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007, 2006 and 2005, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $50 million, $71 million and $14 million, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities, are changes in fair value of ($4) million, $26 million and less than $1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As part of the acquisition of Travelers on July 1, 2005, the Company acquired Travelers’ investment in Tribeca Citigroup Investments Ltd. (“Tribeca”). Tribeca was a feeder fund investment structure whereby the feeder fund invests substantially all of its assets in the master fund, Tribeca Global Convertible Instruments Ltd. The primary investment objective of the master fund is to achieve enhanced risk-adjusted return by investing in domestic and foreign equities and equity-related securities utilizing such strategies as convertible securities arbitrage. At December 31, 2005, MetLife was the majority owner of the feeder fund and consolidated the fund within its consolidated financial statements. Net investment income related to the trading activities of Tribeca, which included interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses), was $12 million and $6 million for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

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

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2007; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	December 31, 2007
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure to	Total	Exposure to
	Assets (1)	Loss (2)	Assets (1)	Loss (2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$1,167	$1,167	$1,591	$184
Real estate joint ventures (3)	48	26	276	42
Other limited partnership interests (4)	2	1	42,141	2,080
Trust preferred securities (5)	105	105	48,232	3,369
Other investments (6)	1,119	1,119	3,258	260

Total	$2,441	$2,418	$95,498	$5,935

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities, asset-backed securitizations or collateralized debt obligations and the assets supporting the financing arrangement described in Note 11.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments held at:

	December 31, 2007			December 31, 2006
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$62,519	$785	$768	$27,148	$639	$150
Interest rate floors	48,937	621	—	37,437	279	—
Interest rate caps	45,498	50	—	26,468	125	—
Financial futures	10,817	89	57	8,432	64	39
Foreign currency swaps	21,399	1,480	1,724	19,627	986	1,174
Foreign currency forwards	4,185	76	16	2,934	31	27
Options	2,043	713	1	587	306	8
Financial forwards	4,600	122	2	3,800	12	40
Credit default swaps	6,850	58	35	6,357	5	21
Synthetic GICs	3,670	—	—	3,739	—	—
Other	250	43	—	250	56	—

Total	$210,768	$4,037	$2,603	$136,779	$2,503	$1,459

The above table does not include notional amounts for equity futures, equity variance swaps and equity options. At December 31, 2007 and 2006, the Company owned 4,658 and 2,749 equity futures, respectively. Fair values of equity futures are included in financial futures in the preceding table. At December 31, 2007 and 2006, the Company owned 695,485 and 225,000 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At December 31, 2007 and 2006, the Company owned 77,374,937 and 74,864,483 equity options, respectively. Fair values of equity options are included in options in the preceding table.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the notional amount of derivative financial instruments by maturity at December 31, 2007:

	Remaining Life
		After One Year	After Five Years
	One Year or	Through Five	Through Ten	After Ten
	Less	Years	Years	Years	Total
	(In millions)

Interest rate swaps	$14,844	$30,113	$9,918	$7,644	$62,519
Interest rate floors	—	15,619	33,318	—	48,937
Interest rate caps	29,905	15,593	—	—	45,498
Financial futures	10,730	—	—	87	10,817
Foreign currency swaps	1,632	9,068	7,434	3,265	21,399
Foreign currency forwards	4,175	—	—	10	4,185
Options	—	620	1,250	173	2,043
Financial forwards	—	—	—	4,600	4,600
Credit default swaps	509	4,582	1,510	249	6,850
Synthetic GICs	3,670	—	—	—	3,670
Other	—	—	—	250	250

Total	$65,465	$75,595	$53,430	$16,278	$210,768

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

Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities, as well as to sell, or monetize, embedded call options in its fixed rate liabilities. A swaption is an option to enter into a swap with an effective date equal to the exercise date of the embedded call and a maturity date equal to the maturity date of the underlying liability. The Company receives a premium for entering into the swaption. Swaptions are included in options in the preceding table.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered.

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury or Agency security. The Company also enters into certain credit default swaps held in relation to trading portfolios.

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

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	December 31, 2007			December 31, 2006
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$10,006	$650	$99	$7,978	$290	$85
Cash flow	4,717	161	321	4,366	149	151
Foreign operations	1,872	11	119	1,232	1	50
Non-qualifying	194,173	3,215	2,064	123,203	2,063	1,173

Total	$210,768	$4,037	$2,603	$136,779	$2,503	$1,459

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Qualifying hedges:
Net investment income	$29	$49	$42
Interest credited to policyholder account balances	(34)	(35)	17
Other expenses	1	3	(8)
Non-qualifying hedges:
Net investment income	(5)	—	—
Net investment gains (losses)	279	296	86

Total	$270	$313	$137

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Changes in the fair value of derivatives	$334	$276	$(118)
Changes in the fair value of the items hedged	(326)	(276)	115

Net ineffectiveness of fair value hedging activities	$8	$—	$(3)

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

For the years ended December 31, 2007 and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. For the year ended December 31, 2005, the Company recognized net investment gains (losses) of ($25) million which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment losses for the years ended December 31, 2007, 2006 and 2005 related to such discontinued cash flow hedges were $3 million, $3 million and $42 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the years ended December 31, 2007, 2006 and 2005.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Other comprehensive income (loss) balance at January 1,	$(208)	$(142)	$(456)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(168)	80	127
Amounts reclassified to net investment gains (losses)	96	(158)	187
Amounts reclassified to net investment income	13	15	2
Amortization of transition adjustment	(1)	(1)	(2)
Amounts reclassified to other expenses	(2)	(2)	—

Other comprehensive income (loss) balance at December 31,	$(270)	$(208)	$(142)

At December 31, 2007, $23 million of the deferred net loss on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings during the year ending December 31, 2008.

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the years ended December 31, 2007, 2006 and 2005.

The Company’s consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2006 and 2005 include gains (losses) of ($180) million, ($17) million and ($115) million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At December 31, 2007 and 2006, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $369 million and $189 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rate volatility; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) swaptions to sell embedded call options in fixed rate liabilities; (iv) credit default swaps to economically hedge exposure to adverse movements in credit; (v) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (vi) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (vii) financial forwards to buy and sell securities; (viii) synthetic guaranteed interest contracts; (ix) credit default swaps and TRRs to synthetically create investments; (x) basis swaps to better match the cash flows of assets and related liabilities; (xi) credit default swaps held in relation to trading portfolios; and (xii) swaptions to hedge interest rate risk.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$(232)	$(685)	$299
Policyholder benefits and claims	$7	$(33)	$2
Net investment income(1)	$31	$(40)	$(38)

(1)	Changes in fair value related to economic hedges of equity method investment in joint ventures that do not qualify for hedge accounting and changes in fair value related to derivatives held in relation to trading portfolios.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts include guaranteed minimum withdrawal contracts, guaranteed minimum accumulation contracts and modified coinsurance contracts.

The following table presents the fair value of the Company’s embedded derivatives at:

	December 31,
	2007	2006
	(In millions)

Embedded derivative assets	$72	$180
Embedded derivative liabilities	$980	$169

The following table presents changes in fair value related to embedded derivatives:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Net investment gains (losses)	$(471)	$209	$69
Interest credited to policyholder account balances	$(66)	$(80)	$(45)

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2007 and 2006, the Company was obligated to return cash collateral under its control of $833 million and $428 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of December 31, 2007 and 2006, the Company had also accepted collateral consisting of various securities with a fair market value of $678 million and $453 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of December 31, 2007 and 2006, none of the collateral had been sold or repledged.

As of December 31, 2007 and 2006, the Company provided collateral of $162 million and $80 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of December 31, 2007 and 2006, the Company pledged collateral of $167 million and $105 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2005	$12,743	$1,584	$14,327
Capitalizations	3,604	—	3,604
Acquisitions	—	3,780	3,780

Subtotal	16,347	5,364	21,711

Less: Amortization related to:
Net investment gains (losses)	12	(25)	(13)
Unrealized investment gains (losses)	(323)	(139)	(462)
Other expenses	2,128	335	2,463

Total amortization	1,817	171	1,988

Less: Dispositions and other	106	(12)	94

Balance at December 31, 2005	14,424	5,205	19,629
Capitalizations	3,589	—	3,589

Subtotal	18,013	5,205	23,218

Less: Amortization related to:
Net investment gains (losses)	(158)	(74)	(232)
Unrealized investment gains (losses)	79	31	110
Other expenses	2,247	407	2,654

Total amortization	2,168	364	2,532

Less: Dispositions and other	(153)	1	(152)

Balance at December 31, 2006	15,998	4,840	20,838
Effect of SOP 05-1 adoption	(205)	(248)	(453)
Capitalizations	3,892	—	3,892
Acquisitions	—	48	48

Subtotal	19,685	4,640	24,325

Less: Amortization related to:
Net investment gains (losses)	(225)	(11)	(236)
Unrealized investment gains (losses)	75	63	138
Other expenses	2,517	495	3,012

Total amortization	2,367	547	2,914

Less: Dispositions and other	(106)	(4)	(110)

Balance at December 31, 2007	$17,424	$4,097	$21,521

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $477 million in 2008, $423 million in 2009, $379 million in 2010, $342 million in 2011, and $294 million in 2012.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

6.	Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$4,897	$4,797	$633
Acquisitions	2	93	4,180
Dispositions and other, net	11	7	(16)

Balance at December 31,	$4,910	$4,897	$4,797

See Note 2 for a description of acquisitions and dispositions.

7.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	December 31,
	Future Policy
	Benefits		Policyholder Account Balances		Other Policyholder Funds
	2007	2006	2007	2006	2007	2006
	(In millions)

Institutional
Group life	$3,326	$3,252	$13,997	$13,567	$2,364	$2,259
Retirement & savings	37,947	37,908	51,585	46,127	213	21
Non-medical health & other	10,617	9,540	501	—	597	531
Individual
Traditional life	52,493	51,715	1	1	1,479	1,429
Universal variable life	985	894	14,898	14,544	1,572	1,367
Annuities	3,063	3,186	37,807	40,251	76	43
Other	—	—	2,410	2,412	1	1
Auto & Home	3,273	3,392	—	—	51	61
International	9,826	8,123	4,961	4,198	1,296	1,223
Reinsurance	6,159	5,140	6,657	6,212	2,297	1,980
Corporate and Other	4,573	4,339	4,532	4,636	230	224

Total	$132,262	$127,489	$137,349	$131,948	$10,176	$9,139

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding the VODA and VOCRA, which are reported in other assets, is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$708	$715	$—
Acquisitions	11	—	716
Amortization	(16)	(6)	(1)
Other	3	(1)	—

Balance at December 31,	$706	$708	$715

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $23 million in 2008, $28 million in 2009, $34 million in 2010, $37 million in 2011 and $42 million in 2012. See Note 2 for a description of acquisitions and dispositions.

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$578	$414	$294
Capitalization	181	194	140
Amortization	(82)	(30)	(20)

Balance at December 31,	$677	$578	$414

Separate Accounts

Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $141.8 billion and $127.9 billion at December 31, 2007 and 2006, respectively, for which the policyholder assumes all investment risk, and separate accounts with a minimum return or account value for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $18.4 billion and $16.5 billion at December 31, 2007 and 2006, respectively. The latter category consisted primarily of Met Managed GICs and participating close-out contracts. The average interest rate credited on these contracts was 4.73% and 4.63% at December 31, 2007 and 2006, respectively.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $2.8 billion, $2.4 billion and $1.7 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s proportional interest in separate accounts is included in the consolidated balance sheets as follows:

	December 31,
	2007	2006
	(In millions)

Fixed maturity securities	$35	$30
Equity securities	$41	$36
Cash and cash equivalents	$5	$5

For the years ended December 31, 2007, 2006 and 2005, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Guaranteed Interest Contract Program

The Company issues fixed and floating rate obligations under its GIC program which are denominated in either U.S. dollars or foreign currencies. During the years ended December 31, 2007, 2006 and 2005, the Company issued $5.2 billion, $5.2 billion and $4.0 billion, respectively, and repaid $4.3 billion, $2.6 billion and $1.1 billion, respectively, of GICs under this program. At December 31, 2007 and 2006, GICs outstanding, which are included in policyholder account balances, were $24.2 billion and $21.5 billion, respectively. During the years ended December 31, 2007, 2006 and 2005, interest credited on the contracts, which are included in interest credited to policyholder account balances, was $1.1 billion, $835 million and $464 million, respectively.

Obligations Under Funding Agreements

MetLife Insurance Company of Connecticut (“MICC”) is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston at both December 31, 2007 and 2006, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $726 million and $926 million at December 31, 2007 and 2006, respectively, which is included in policyholder account balances. The advances on these funding agreements are collateralized by residential mortgage-backed securities with fair values of $901 million and $1.1 billion at December 31, 2007 and 2006, respectively.

MLIC is a member of the Federal Home Loan Bank of New York (“FHLB of NY”) and holds $339 million and $136 million of common stock of the FHLB of NY at December 31, 2007 and 2006, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including residential mortgage-backed securities to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $4.6 billion at December 31, 2007, which is included in policyholder account balances. The advances on these agreements are collateralized by residential mortgage-backed securities with fair values of $4.8 billion at December 31, 2007. MLIC did not have any funding agreements with the FHLB of NY at December 31, 2006.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

MLIC has issued funding agreements to certain trusts that have issued securities guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the United States. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued to such trusts was $2.5 billion and $1.5 billion at December 31, 2007 and 2006, respectively, which is included in policyholder account balances. The obligations under these funding agreements are collateralized by designated agricultural real estate mortgage loans with fair values of $2.9 billion and $1.7 billion at December 31, 2007 and 2006, respectively.

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policyholder funds, is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$7,244	$6,977	$5,824
Less: Reinsurance recoverables	(937)	(940)	(486)

Net balance at January 1,	6,307	6,037	5,338

Acquisitions, net	—	—	160
Incurred related to:
Current year	5,796	5,064	4,940
Prior years	(325)	(329)	(180)

	5,471	4,735	4,760

Paid related to:
Current year	(3,297)	(2,975)	(2,841)
Prior years	(1,600)	(1,490)	(1,380)

	(4,897)	(4,465)	(4,221)

Net balance at December 31,	6,881	6,307	6,037
Add: Reinsurance recoverables	955	937	940

Balance at December 31,	$7,836	$7,244	$6,977

During 2007 and 2006, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $325 million and $329 million, respectively, due to a reduction in prior year automobile bodily injury and homeowners’ severity, reduced loss adjustment expenses, improved loss ratio for non-medical health claim liabilities and improved claim management.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	December 31,
	2007				2006
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$18,573		N/A		$13,809		N/A
Net amount at risk (2)	$52	(3)	N/A		$1	(3)	N/A
Average attained age of contractholders	61 years		N/A		61 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$87,168		$29,603		$87,351		$24,647
Net amount at risk (2)	$2,331	(3)	$441	(4)	$1,927	(3)	$65	(4)
Average attained age of contractholders	58 years		60 years		60 years		60 years
Two Tier Annuities
General account value	N/A		$286		N/A		$296
Net amount at risk (2)	N/A		$51	(5)	N/A		$53	(5)
Average attained age of contractholders	N/A		60 years		N/A		58 years

	December 31,
	2007		2006
	Secondary	Paid-Up	Secondary	Paid-Up
	Guarantees	Guarantees	Guarantees	Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$9,347	$4,302	$8,357	$4,468
Net amount at risk (2)	$141,840 (3)	$33,855 (3)	$131,808 (3)	$36,447 (3)
Average attained age of policyholders	49 years	55 years	49 years	54 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

(5)	The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

			Universal and Variable
	Annuity Contracts		Life Contracts
	Guaranteed	Guaranteed		Paid
	Death	Annuitization	Secondary	Up
	Benefits	Benefits	Guarantees	Guarantees	Total
	(In millions)

Balance at January 1, 2005	$24	$19	$6	$29	$78
Incurred guaranteed benefits	22	10	10	10	52
Paid guaranteed benefits	(5)	—	(1)	—	(6)

Balance at December 31, 2005	41	29	15	39	124
Incurred guaranteed benefits	17	7	29	1	54
Paid guaranteed benefits	(6)	—	—	—	(6)

Balance at December 31, 2006	52	36	44	40	172
Incurred guaranteed benefits	28	38	53	6	125
Paid guaranteed benefits	(8)	—	—	—	(8)

Balance at December 31, 2007	$72	$74	$97	$46	$289

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2007	2006
	(In millions)

Mutual Fund Groupings
Equity	$69,477	$70,187
Bond	6,284	6,139
Balanced	15,977	4,403
Money Market	1,775	1,302
Specialty	870	1,088

Total	$94,383	$83,119

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Reinsurance

The Company’s life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company has historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, the Company reinsured up to 90% of the mortality risk for all new individual life insurance policies that it wrote through its various franchises. This practice was initiated by the different franchises for different products starting at various points in time between 1992 and 2000. During 2005, the Company changed its retention practices for certain individual life insurance. Amounts reinsured in prior years remain reinsured under the original reinsurance; however, under the new retention guidelines, the Company reinsures up to 90% of the mortality risk in excess of $1 million for most new individual life insurance policies that it writes through its various franchises and for certain individual life policies the retention limits remained unchanged. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the Company’s retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. In addition, the Company reinsures a significant portion of the mortality risk on its individual universal life policies issued since 1983. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

In addition to reinsuring mortality risk as described previously, the Company reinsures other risks, as well as specific coverages. The Company routinely reinsures certain classes of risks in order to limit its exposure to particular travel, avocation and lifestyle hazards. The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance arrangements to provide greater diversification of risk and minimize exposure to larger risks.

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

The amounts in the consolidated statements of income are presented net of reinsurance ceded. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Direct premiums	$24,168	$23,324	$22,232
Reinsurance assumed	6,181	5,294	4,646
Reinsurance ceded	(2,454)	(2,206)	(2,018)

Net premiums	$27,895	$26,412	$24,860

Reinsurance recoverables netted against policyholder benefits and claims	$2,622	$2,313	$2,400

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reinsurance recoverables, included in premiums and other receivables, were $10.4 billion and $10.2 billion at December 31, 2007 and 2006, respectively, including $1.2 billion at both December 31, 2007 and 2006 relating to reinsurance of long-term GICs and structured settlement lump sum contracts accounted for as a financing transaction; $3.4 billion and $3.0 billion at December 31, 2007 and 2006, respectively, relating to reinsurance on the run-off of long-term care business written by Travelers; $1.2 billion and $1.3 billion at December 31, 2007 and 2006, respectively, relating to reinsurance on the run-off of workers compensation business written by Travelers; and $1.1 billion and $1.4 billion at December 31, 2007 and 2006, respectively, relating to the reinsurance of investment-type contracts held by small market defined benefit contribution plans. Reinsurance and ceded commissions payables, included in other liabilities, were $571 million and $275 million at December 31, 2007 and 2006, respectively.

9.	Closed Block

On April 7, 2000, (the “Demutualization Date”), MLIC converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance (the “Superintendent”) approving MLIC’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. At least annually, the Company compares actual and projected experience against the experience assumed in the then-current dividend scales. Dividend scales are adjusted periodically to give effect to changes in experience.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	December 31,
	2007	2006
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,362	$43,089
Other policyholder funds	323	282
Policyholder dividends payable	709	701
Policyholder dividend obligation	789	1,063
Payables for collateral under securities loaned and other transactions	5,610	6,483
Other liabilities	290	192

Total closed block liabilities	51,083	51,810

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $29,631 and $30,286, respectively)	30,481	31,255
Equity securities available-for-sale, at estimated fair value (cost: $1,555 and $1,184, respectively)	1,875	1,484
Mortgage loans on real estate	7,472	7,848
Policy loans	4,290	4,212
Real estate and real estate joint ventures held-for-investment	297	242
Short-term investments	14	62
Other invested assets	829	644

Total investments	45,258	45,747
Cash and cash equivalents	333	255
Accrued investment income	485	517
Deferred income tax assets	640	754
Premiums and other receivables	151	156

Total assets designated to the closed block	46,867	47,429

Excess of closed block liabilities over assets designated to the closed block	4,216	4,381

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $424 and $457, respectively	751	812
Unrealized gains (losses) on derivative instruments, net of income tax of ($19) and ($18), respectively	(33)	(32)
Allocated to policyholder dividend obligation, net of income tax of ($284) and ($381), respectively	(505)	(681)

Total amounts included in accumulated other comprehensive income (loss)	213	99

Maximum future earnings to be recognized from closed block assets and liabilities	$4,429	$4,480

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Information regarding the closed block policyholder dividend obligation is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at January 1,	$1,063	$1,607	$2,243
Impact on revenues, net of expenses and income tax	—	(114)	(9)
Change in unrealized investment and derivative gains (losses)	(274)	(430)	(627)

Balance at December 31,	$789	$1,063	$1,607

Information regarding the closed block revenues and expenses is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues
Premiums	$2,870	$2,959	$3,062
Net investment income and other revenues	2,350	2,355	2,382
Net investment gains (losses)	28	(130)	10

Total revenues	5,248	5,184	5,454

Expenses
Policyholder benefits and claims	3,457	3,474	3,478
Policyholder dividends	1,492	1,479	1,465
Change in policyholder dividend obligation	—	(114)	(9)
Other expenses	231	247	263

Total expenses	5,180	5,086	5,197

Revenues, net of expenses before income tax	68	98	257
Income tax	21	34	90

Revenues, net of expenses and income tax from continuing operations	47	64	167
Revenues, net of expenses and income tax from discontinued operations	—	1	—

Revenues, net of expenses, income taxes and discontinued operations	$47	$65	$167

The change in the maximum future earnings of the closed block is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Balance at December 31,	$4,429	$4,480	$4,545
Less:
Cumulative effect of a change in accounting principle, net of income tax	(4)	—	—

Balance at January 1,	4,480	4,545	4,712

Change during year	$(47)	$(65)	$(167)

MLIC charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Long-term and Short-term Debt

Long-term and short-term debt outstanding is as follows:

	Interest Rates
		Weighted		December 31,
	Range	Average	Maturity	2007	2006
				(In millions)

Senior notes	5.00%-6.75%	5.60%	2011-2035	$7,515	$7,196
Repurchase agreements	2.83%-5.65%	4.49%	2008-2013	1,213	998
Surplus notes	7.63%-7.88%	7.76%	2015-2025	697	697
Fixed rate notes	5.50%-7.25%	6.68%	2008	73	107
Other notes with varying interest rates	3.44%-6.10%	4.99%	2009-2012	75	68
Capital lease obligations				55	63

Total long-term debt				9,628	9,129
Total short-term debt				667	1,449

Total				$10,295	$10,578

The aggregate maturities of long-term debt as of December 31, 2007 for the next five years are $458 million in 2008, $536 million in 2009, $285 million in 2010, $966 million in 2011, $471 million in 2012 and $6,912 million thereafter.

Repurchase agreements and capital lease obligations are collateralized and rank highest in priority, followed by unsecured senior debt which consists of senior notes, fixed rate notes and other notes with varying interest rates, followed by subordinated debt which consists of junior subordinated debentures. Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations at the operating company level and senior to obligations at the Holding Company, may be made only with the prior approval of the insurance department of the state of domicile. Collateral financing arrangements are supported by either surplus notes of subsidiaries or financing arrangements with the Holding Company and accordingly have priority consistent with other such obligations.

Senior Notes

In March 2007, RGA issued $300 million of 10-year senior notes with a fixed rate of 5.625%, payable semiannually. RGA used $50 million of the net proceeds of the offering to repay existing debt during the year ended December 31, 2007.

The Holding Company repaid a $500 million 5.25% senior note which matured in December 2006 and a $1,006 million 3.911% senior note which matured in May 2005. RGA repaid a $100 million 7.25% senior note which matured in April 2006.

In connection with financing the acquisition of Travelers on July 1, 2005, which is described in Note 2, the Holding Company issued the following debt:

In June 2005, the Holding Company issued $1,000 million aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million) and $1,000 million aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($997.6 million). In connection with the offering, the Holding Company incurred $12.4 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the respective term of the related senior notes.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

In June 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). The senior notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the offering, the Holding Company incurred $3.7 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the term of the related senior notes.

Repurchase Agreements with Federal Home Loan Bank

MetLife Bank, National Association (“MetLife Bank”) is a member of the FHLB of NY and holds $64 million and $54 million of common stock of the FHLB of NY at December 31, 2007 and 2006, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. During the years ended December 31, 2007, 2006 and 2005, MetLife Bank received advances totaling $390 million, $260 million and $775 million, respectively, from the FHLB of NY. MetLife Bank also made repayments of $175 million, $117 million and $25 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $1.2 billion and $998 million at December 31, 2007 and 2006, respectively, which is included in long-term debt. The advances on these repurchase agreements are collateralized by residential mortgage-backed securities and residential mortgage loans with fair values of $1.3 billion at both December 31, 2007 and 2006.

Surplus Notes

MLIC repaid a $250 million 7% surplus note which matured on November 1, 2005.

Short-term Debt

During the years ended December 31, 2007, 2006 and 2005, the Company’s short-term debt consisted of commercial paper with a weighted average interest rate of 5.0%, 5.2% and 3.4%, respectively. During the years ended December 31, 2007, 2006 and 2005, the commercial paper’s average daily balance was $1.6 billion, $1.9 billion and $1.0 billion, respectively, and was outstanding for an average of 30 days, 39 days and 53 days, respectively.

Interest Expense

Interest expense related to the Company’s indebtedness included in other expenses was $633 million, $664 million and $529 million for the years ended December 31, 2007, 2006 and 2005, respectively, and does not include interest expense on collateral financing arrangements, junior subordinated debt securities, common equity units or shares subject to mandatory redemption. See Notes 11, 12, 13 and 14.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $4.0 billion as of December 31, 2007. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at December 31, 2007, $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. Information on these credit facilities as of December 31, 2007 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$3,000	$1,532	$—	$1,468
MetLife Bank, N.A	July 2008 (2)	200	—	—	200
Reinsurance Group of America, Incorporated	May 2008	30	—	30	—
Reinsurance Group of America, Incorporated	September 2012(3)	750	406	—	344
Reinsurance Group of America, Incorporated	March 2011	44	—	—	44

Total		$4,024	$1,938	$30	$2,056

(1)	In June 2007, the Holding Company and MetLife Funding, Inc. entered into a $3.0 billion credit agreement with various financial institutions, the proceeds of which are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015. The $1.5 billion credit agreement, with an April 2009 expiration, and the $1.5 billion credit agreement, with an April 2010 expiration, were both terminated in June 2007 and replaced by the aforementioned facility.

(2)	In July 2007, the facility was extended for one year to July 2008.

(3)	In September 2007, RGA and certain of its subsidiaries entered into a credit agreement with various financial institutions. Under the credit agreement, RGA may borrow and obtain letters of credit for general corporate purposes for its own account or for the account of its subsidiaries with an overall credit facility amount of up to $750 million. The credit agreement replaced a former credit agreement in the amount of $600 million which was scheduled to expire on September 29, 2010.

Committed Facilities.  Information on committed facilities as of December 31, 2007 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016 (1)	$500	$—	$490	$10	8
Exeter Reassurance Company Ltd.	December 2027 (2)	650	—	410	240	20
Timberlake Financial L.L.C.	June 2036 (3)	1,000	850	—	150	29
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037 (4)	3,500	2,382	—	1,118	30
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037(2),(5)	2,896	—	1,235	1,661	30

Total		$8,546	$3,232	$2,135	$3,179

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	As described in Note 11, RGA may, at its option, offer up to $150 million of additional notes under this facility in the future.

(4)	In May 2007, MetLife Reinsurance Company of South Carolina (“MRSC”), a wholly-owned subsidiary of the Company, terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various financial institutions on April 25, 2005. In its place, the Company entered into a 30-year collateral financing arrangement as described in Note 11, which may be extended by agreement of the Company and the financial institution on each anniversary of the closing of the facility for an additional one-year period. As of December 31, 2007, $2.4 billion had been drawn upon under the collateral financing arrangement.

(5)	In December 2007, Exeter Reassurance Company Ltd. (“Exeter”) terminated four letters of credit, with expirations from March 2025 through December 2026, that were issued under a letter of credit facility with an unaffiliated financial institution in an aggregate amount of $1.7 billion. The letters of credit had served as collateral for Exeter’s obligations under a reinsurance agreement that was recaptured by MLI-USA in December 2007. MLI-USA immediately thereafter entered into a new reinsurance agreement with MetLife Reinsurance Company of Vermont (“MRV”). To collateralize its reinsurance obligations, MRV and the Holding Company entered into a 30-year, $2.9 billion letter of credit facility with an unaffiliated financial institution.

Letters of Credit.  At December 31, 2007, the Company had outstanding $4.2 billion in letters of credit, all of which are associated with the aforementioned credit facilities, from various financial institutions, of which $2.1 billion and $1.9 billion were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

11.	Collateral Financing Arrangements

Associated with the Closed Block

In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of 3-month LIBOR plus 55 basis points, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval.

Simultaneous with issuing the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 55 basis points in exchange for the payment of 3-month LIBOR plus 112 basis points, payable quarterly. Under this agreement, the Holding Company may also be required to make payments to the unaffiliated financial institution related to any decline in the market value of the surplus notes and in connection with any early termination of this agreement.

A majority of the proceeds from the offering of the surplus notes were placed in trust to support MRC’s statutory obligations associated with the assumed closed block liabilities. The trust is a VIE which is consolidated by the Company.

At December 31, 2007, the Company held assets in trust of $1.9 billion associated with the transaction. The Company’s consolidated balance sheet includes these assets as fixed maturity securities. The Company’s consolidated statement of income includes the investment returns on the assets held as collateral as net

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

investment income and the interest on the collateral financing arrangement is included as a component of other expenses.

Total interest expense was $5 million for the year ended December 31, 2007.

Associated with Secondary Guarantees

In May 2007, the Holding Company and MRSC entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At December 31, 2007, $2.4 billion had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing.

Proceeds from the collateral financing arrangement were placed in trust to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trust is a VIE which is consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trust.

Simultaneous with entering into the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 70 basis points, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the market value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement.

At December 31, 2007, the Company held assets in trust of $2.3 billion associated with this transaction. The Company’s consolidated balance sheet includes these assets as fixed maturity securities. The Company’s consolidated statement of income includes the investment returns on the assets held as collateral as net investment income and the interest on the collateral financing arrangement is included as a component of other expenses.

Transaction costs associated with the collateral financing arrangement of $5 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance of the collateral financing arrangement to its expiration. Total interest expense was $84 million for the year ended December 31, 2007.

Associated with RGA

In June 2006, Timberlake Financial L.L.C., (“Timberlake Financial”), a subsidiary of RGA, completed an offering of $850 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. Interest on the notes accrues at an annual rate of 1-month LIBOR plus 29 basis points payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Up to $150 million of additional notes may be offered in the future. In order to make payments of principal and interest on the notes, Timberlake Financial will rely upon the receipt of interest and principal payments on surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II (“Timberlake Re”), a South Carolina captive insurance company. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance Company (“RGA Reinsurance”), to Timberlake Re.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Proceeds from the offering of the notes, along with a $113 million direct investment by RGA, collateralize the notes and are not available to satisfy the general obligations of RGA or the Company. Most of these assets were placed in a trust and provide long-term collateral as support for statutory reserves required by U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on term life insurance policies with guaranteed level premium periods reinsured by RGA Reinsurance. The trust is consolidated by Timberlake Re which in-turn is consolidated by Timberlake Financial. Timberlake Financial is considered to be a VIE and RGA is considered to be the primary beneficiary. As such, the results of Timberlake Financial have been consolidated by RGA and ultimately by the Company.

At December 31, 2007, the Company held assets in trust of $899 million associated with the transaction. In addition the Company held $50 million in custody as of December 31, 2007. The Company’s consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity securities and other invested assets, which consists of the restricted cash and cash equivalents held in custody. The Company’s consolidated statements of income include the investment returns on the assets held as collateral as investment income and the interest on the notes is included as a component of other expenses.

Issuance costs associated with the offering of the notes of $13 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the estimated life of the notes. Total interest expense was $52 million and $26 million for the years ended December 31, 2007 and 2006, respectively.

12.	Junior Subordinated Debentures

Junior Subordinated Debentures Underlying Common Equity Units

In connection with the acquisition of Travelers on July 1, 2005, the Holding Company issued on June 21, 2005 $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debentures due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million in connection with the common equity units more fully described in Note 13. Interest expense related to the junior subordinated debentures underlying common equity units was $104 million, $104 million and $55 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Junior Subordinated Debentures Issued by the Holding Company

In December 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. The debentures are scheduled for redemption on December 15, 2036; the final maturity of the debentures is December 15, 2066. The Holding Company may redeem the debentures (i) in whole or in part, at any time on or after December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest is payable semi-annually at a fixed rate of 6.40% up to, but not including, December 15, 2036, the scheduled redemption date. In the event the debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 2.205%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the debentures, the Holding Company entered into a replacement capital covenant (“RCC”). As part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2056, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

(which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2036 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of the debentures of $13 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the debentures until their scheduled redemption. Interest expense on the debentures was $80 million and $2 million for the years ended December 31, 2007 and 2006, respectively.

In December 2007, MetLife Capital Trust IV (“Trust IV”), a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “Trust Securities”) with a face amount of $700 million and a discount of $6 million ($694 million). The Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on December 15, 2037, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is December 15, 2067. The Holding Company may cause the redemption of the Trust Securities or debentures (i) in whole or in part, at any time on or after December 15, 2032 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2032 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the Trust Securities or debentures is payable semi-annually at a fixed rate of 7.875% up to, but not including, December 15, 2037, the scheduled redemption date. In the event the Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 3.96%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the Trust Securities, the Holding Company entered into a RCC. As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2057, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2037 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of the Trust Securities of $10 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the Trust Securities until their scheduled redemption. Interest expense on the Trust Securities was $3 million for the year ended December 31, 2007.

Junior Subordinated Debentures Issued by RGA

In December 2005, RGA issued junior subordinated debentures with a face amount of $400 million. Interest is payable semi-annually at a fixed rate of 6.75% up to but not including the scheduled redemption date, December 15, 2015. The debentures may be redeemed (i) in whole or in part, at any time on or after December 15, 2015 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in whole or in part, prior to December 15, 2015 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. In the event the debentures are not redeemed on or before the scheduled redemption date of December 15, 2015, interest on these debentures will accrue at an annual rate of 3-month LIBOR plus a margin equal to 2.665%, payable quarterly in arrears. The final maturity of the debentures is December 15, 2065. RGA has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

a period up to ten years. Upon an optional or mandatory deferral of interest payments, RGA is generally not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to the subordinated debentures, until the accrued and unpaid interest on the subordinated debentures is paid. Interest compounds during periods of deferral. Issuance costs associated with the offering of the debentures of $6 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the debentures until their scheduled redemption. Interest expense on the debentures was $27 million, $27 million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

13.	Common Equity Units

In connection with financing the acquisition of Travelers on July 1, 2005, which is described in Note 2, the Holding Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. As described below, the common equity units consist of interests in trust preferred securities issued by MetLife Capital Trusts II and III, and stock purchase contracts issued by the Holding Company. The only assets of MetLife Capital Trusts II and III are junior subordinated debentures issued by the Holding Company.

Common Equity Units

Each common equity unit has an initial stated amount of $25 per unit and consists of: (i) a 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II (“Series A Trust”), with an initial liquidation amount of $1,000; (ii) a 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III (“Series B Trust” and, together with the Series A Trust, the “Capital Trusts”), with an initial liquidation amount of $1,000; (iii) a stock purchase contract under which the holder of the common equity unit will purchase and the Holding Company will sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company’s common stock, par value $0.01 per share, for a purchase price of $12.50.

Junior Subordinated Debentures Issued to Support Trust Common and Preferred Securities

The Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debt securities due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Capital Trusts and $64 million in trust common securities issued equally by the Capital Trusts. The common and preferred securities of the Capital Trusts, totaling $2,134 million, represent undivided beneficial ownership interests in the assets of the Capital Trusts, have no stated maturity and must be redeemed upon maturity of the corresponding series of junior subordinated debt securities — the sole assets of the respective Capital Trusts. The Series A Trust and Series B Trust will each make quarterly distributions on the common and preferred securities at an annual rate of 4.82% and 4.91%, respectively.

The trust common securities, which are held by the Holding Company, represent a 3% interest in the Trusts and are reflected as fixed maturity securities in the consolidated balance sheet of MetLife, Inc. The Capital Trusts are VIEs in accordance with FIN 46(r), and the Company does not consolidate its interest in MetLife Capital Trusts II and III as it is not the primary beneficiary of either of the Capital Trusts.

The Holding Company has directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that there are funds available in the Capital Trusts. The guarantee will remain in place until the full redemption of the trust preferred securities. The trust preferred securities held by the common equity unit holders are pledged to the Holding Company to collateralize the obligation of the common equity unit holders under the related stock purchase contracts. The common equity unit holder may substitute certain zero coupon treasury securities in place of the trust preferred securities as collateral under the stock purchase contract.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock Purchase Contracts

Each stock purchase contract requires the holder of the common equity unit to purchase, and the Holding Company to sell, for $12.50, on each of the initial stock purchase date and the subsequent stock purchase date, a number of newly issued or treasury shares of the Holding Company’s common stock, par value $0.01 per share, equal to the applicable settlement rate. The settlement rate at the respective stock purchase date will be calculated based on the closing price of the common stock during a specified 20-day period immediately preceding the applicable stock purchase date. If the market value of the Holding Company’s common stock is less than the threshold appreciation price of $53.10 but greater than $43.35, the reference price, the settlement rate will be a number of the Holding Company’s common stock equal to the stated amount of $12.50 divided by the market value. If the market value is less than or equal to the reference price, the settlement rate will be 0.28835 shares of the Holding Company’s common stock. If the market value is greater than or equal to the threshold appreciation price, the settlement rate will be 0.23540 shares of the Holding Company’s common stock as adjusted in accordance with the terms of the stock purchase contracts. Accordingly, upon settlement in the aggregate, the Holding Company will receive proceeds of $2,070 million and issue between 39.0 million and 47.8 million shares of its common stock. The stock purchase contract may be exercised at the option of the holder at any time prior to the settlement date. However, upon early settlement, the holder will receive the minimum settlement rate.

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

The value of the stock purchase contracts at issuance, $96.6 million, were calculated as the present value of the future contract payments due under the stock purchase contract of 1.510% through the initial stock purchase date, and 1.465% up to the subsequent stock purchase date, discounted at the interest rate on the supporting junior subordinated debt securities issued by the Holding Company, 4.82% or 4.91% on the Series A and Series B trust

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

preferred securities, respectively. The value of the stock purchase contracts was recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liability balance related to the stock purchase contracts will accrue interest at the discount rate of 4.82% or 4.91%, as applicable, with an offsetting increase to interest expense. When the contract payments are made under the stock purchase contracts they will reduce the other liability balance. During the years ended December 31, 2007, 2006 and 2005, the Holding Company increased the other liability balance for the accretion of the discount on the contract payment of $2 million, $3 million and $2 million and made contract payments of $31 million, $31 million and $13 million, respectively.

Issuance Costs

In connection with the offering of common equity units, the Holding Company incurred $55.3 million of issuance costs of which $5.8 million relate to the issuance of the junior subordinated debt securities underlying common equity units which fund the Series A and Series B trust preferred securities and $49.5 million relate to the expected issuance of the common stock under the stock purchase contracts. The $5.8 million in debt issuance costs have been capitalized, are included in other assets, and are being amortized using the effective interest method over the period from issuance date of the common equity units to the initial and subsequent stock purchase date. The remaining $49.5 million of costs relate to the common stock issuance under the stock purchase contracts and have been recorded as a reduction of additional paid-in capital.

Earnings Per Common Share

The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the years ended December 31, 2007 and 2006, the average closing price for each of the 20 trading days before December 31 was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share for the years ended December 31, 2007 and 2006. During the period from the date of issuance through December 31, 2005, the average closing price for each of the 20 trading days before December 31 was less than the threshold appreciate price. Accordingly, the stock purchase contracts were excluded in diluted earnings per common share for the year ended December 31, 2005. See Note 20.

14.	Shares Subject to Mandatory Redemption and Company-Obligated Mandatorily Redeemable Securities of Subsidiary Trusts

GenAmerica Capital I.  In June 1997, GenAmerica Corporation (“GenAmerica”) issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. In October 2007, GenAmerica redeemed these securities which were due to mature on June 30, 2027. As a result of this redemption, the Company recognized additional interest expense of $10 million. Capital securities outstanding were $119 million, net of unamortized discounts of $6 million at December 31, 2006. Interest expense on these instruments is included in other expenses and was $20 million, $11 million and $11 million for the years ended December 31, 2007, 2006 and 2005, respectively.

RGA Capital Trust I.  In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I (the “RGA Trust”), issued 4,500,000 Preferred Income Equity Redeemable Securities (“PIERS”) Units. Each PIERS unit consists of: (i) a preferred security issued by the RGA Trust, having a stated liquidation amount of $50 per unit, representing an undivided beneficial ownership interest in the assets of the RGA Trust, which consist solely of junior subordinated debentures issued by RGA which have a principal amount at maturity of $50 and a stated maturity of March 18, 2051; and (ii) a warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50.

The fair market value of the warrant on the issuance date was $14.87 and is detachable from the preferred security. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

preferred securities. The preferred securities and subordinated debentures were issued at a discount (original issue discount) to the face or liquidation value of $14.87 per security. The securities will accrete to their $50 face/liquidation value over the life of the security on a level yield basis. The weighted average effective interest rate on the preferred securities and the subordinated debentures is 8.25% per annum. Capital securities outstanding were $159 million, net of unamortized discounts of $66 million at both December 31, 2007 and 2006. Interest expense on these instruments is included in other expenses and was $13 million for each of the years ended December 31, 2007, 2006 and 2005.

15.	Income Taxes

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Current:
Federal	$435	$618	$553
State and local	15	39	63
Foreign	210	156	111

Subtotal	660	813	727

Deferred:
Federal	$1,082	$220	$470
State and local	31	2	14
Foreign	(14)	62	11

Subtotal	1,099	284	495

Provision for income tax	$1,759	$1,097	$1,222

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Tax provision at U.S. statutory rate	$2,114	$1,459	$1,503
Tax effect of:
Tax-exempt investment income	(295)	(296)	(169)
State and local income tax	39	23	35
Prior year tax	70	(10)	(31)
Foreign tax rate differential and change in valuation allowance	(116)	(57)	(44)
Foreign operations repatriation	—	—	(27)
Other, net	(53)	(22)	(45)

Provision for income tax	$1,759	$1,097	$1,222

Included in the 2005 total tax provision was a $27 million tax benefit related to the repatriation of foreign earnings pursuant to Internal Revenue Code Section 965 for which a U.S. deferred tax position had previously been recorded.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2007	2006
	(In millions)

Deferred income tax assets:
Policyholder liabilities and receivables	$4,026	$4,078
Net operating loss carryforwards	920	1,368
Employee benefits	176	472
Capital loss carryforwards	162	156
Tax credit carryforwards	24	—
Intangibles	—	22
Litigation-related and government mandated	113	65
Other	247	198

	5,668	6,359
Less: Valuation allowance	135	239

	5,533	6,120

Deferred income tax liabilities:
Investments	2,266	1,839
Intangibles	32	—
DAC	5,153	5,433
Net unrealized investment gains	423	994
Other	116	132

	7,990	8,398

Net deferred income tax liability	$(2,457)	$(2,278)

Domestic net operating loss carryforwards amount to $2,057 million at December 31, 2007 and will expire beginning in 2019. Foreign net operating loss carryforwards amount to $725 million at December 31, 2007 and were generated in various foreign countries with expiration periods of five years to indefinite expiration. Capital loss carryforwards amount to $463 million at December 31, 2007 and will expire beginning in 2010. Tax credit carryforwards amount to $24 million at December 31, 2007.

The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2007, the Company recorded a reduction of $104 million to the deferred income tax valuation allowance related to certain foreign net operating loss carryforwards and other deferred tax assets.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

to 2000. In the first quarter of 2005, the IRS commenced an examination of the Company’s U.S. income tax returns for 2000 through 2002 that is anticipated to be completed in 2008.

As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized a $52 million increase in the liability for unrecognized tax benefits, a $4 million decrease in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $37 million, net of $11 million of minority interest. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $1,128 million. The Company reclassified, at adoption, $611 million of current income tax payables to the liability for unrecognized tax benefits included within other liabilities. The Company also reclassified, at adoption, $465 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, was $680 million. The Company also had $240 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

As of December 31, 2007, the Company’s total amount of unrecognized tax benefits is $1,038 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $593 million. The total amount of unrecognized tax benefits decreased by $90 million from the date of adoption primarily due to settlements reached with the IRS with respect to certain significant issues involving demutualization, post-sale purchase price adjustments, and reinsurance offset by additions for tax positions of the current year. As a result of the settlements, items within the liability for unrecognized tax benefits, in the amount of $177 million, were reclassified to current and deferred income taxes, as applicable, and a payment of $156 million was made in December of 2007 with the remaining $21 million to be paid in future years. In addition, the Company’s liability for unrecognized tax benefits may change significantly in the next 12 months pending the outcome of remaining issues associated with the current IRS audit including demutualization, leasing, tax-exempt income, transfer pricing and tax credits. Management is working to resolve the remaining audit items directly with IRS auditors as well as through available accelerated IRS resolution programs and may protest any unresolved issues through the IRS appeals process and, possibly, litigation, the timing and extent of which is uncertain. Therefore, a reasonable estimate of the range of a payment or change in the liability cannot be made at this time; however, the Company continues to believe that the ultimate resolution of the issues will not result in a material effect on its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2007, is as follows:

Total Unrecognized
Tax Benefits
(In millions)

Balance at January 1, 2007 (date of adoption)	$1,128
Additions for tax positions of prior years	73
Reductions for tax positions of prior years	(59)
Additions for tax positions of current year	85
Reductions for tax positions of current year	(8)
Settlements with tax authorities	(177)
Lapses of statutes of limitations	(4)

Balance at December 31, 2007	$1,038

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2007, the Company recognized $98 million in interest expense associated with the liability for unrecognized tax benefits. As of December 31, 2007, the Company had $252 million of accrued interest associated with the liability for unrecognized tax benefits. The $12 million increase, from the date of adoption, in accrued interest associated with the liability for unrecognized tax benefits resulted from an increase of $98 million of interest expense and an $86 million decrease primarily resulting from the aforementioned IRS settlements. During 2007, $73 million of the $86 million, resulting from IRS settlements, has been reclassified to current income tax payable and the remaining $13 million reduced interest expense.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the year ended December 31, 2007, the Company recognized an income tax benefit of $188 million related to the separate account DRD.

16.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. In 2007, the Company received $39 million upon the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“GALIC”), and the Company reduced legal liabilities by $38 million after the settlement of certain cases. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below; in 2007

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

the Company increased legal liabilities for pending sales practices, employment, property and casualty and intellectual property litigation matters against the Company. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2007.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of the Plan and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The actions discussed below name as defendants some or all of MLIC, the Holding Company, and individual directors. MLIC, the Holding Company, and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. On January 30, 2007, the trial court signed an order certifying a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect to a common law fraud claim. Plaintiffs and defendants have filed notices of appeal from this order. The court has directed various forms of class notice.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has not yet directed the manner and form of class notice.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. MLIC has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has MLIC issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and allege that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. MLIC believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury, and factors unrelated to the ultimate legal merit of the claims asserted against MLIC. MLIC employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling litigation under appropriate circumstances.

Claims asserted against MLIC have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. MLIC’s defenses (beyond denial of certain factual allegations) include that: (i) MLIC owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of MLIC; (iii) MLIC’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

course of the litigation, certain trial courts have granted motions dismissing claims against MLIC, while other trial courts have denied MLIC’s motions to dismiss. There can be no assurance that MLIC will receive favorable decisions on motions in the future. While most cases brought to date have settled, MLIC intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.

The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2007	2006	2005
	(In millions, except number of claims)

Asbestos personal injury claims at year end	79,717	87,070	100,250
Number of new claims during the year	7,161	7,870	18,500
Settlement payments during the year (1)	$28.2	$35.5	$74.3

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2004, MLIC received approximately 23,900 new claims, ending the year with a total of approximately 108,000 claims, and paid approximately $85.5 million for settlements reached in 2004 and prior years. In 2003, MLIC received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. MLIC’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law, and its past experiences: (i) the reasonably probable and estimable liability for asbestos claims already asserted against MLIC, including claims settled but not yet paid; (ii) the reasonably probable and estimable liability for asbestos claims not yet asserted against MLIC, but which MLIC believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying MLIC’s analysis of the adequacy of its recorded liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. As previously disclosed, in 2002 MLIC increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million. MLIC regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through December 31, 2007.

The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict with any certainty the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.

The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on the Company’s financial position.

During 1998, MLIC paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provide for recovery of losses up to $1.5 billion, which is in excess of a $400 million self-insured retention. The Company’s initial option to commute the excess insurance policies for asbestos-related claims arises at the end of 2008. Thereafter, the Company will have a commutation right every five years. The excess insurance policies for asbestos-related claims are also subject to annual and per claim sublimits. Amounts exceeding the sublimits during 2007, 2006 and 2005 were approximately $16 million, $8 million and $0, respectively. The Company continues to study per claim averages, and there can be no assurance as to the number and cost of claims resolved in the future, including related defense costs, and the applicability of the sublimits to these costs. Amounts are recoverable under the policies annually with respect to claims paid during the prior calendar year. Although amounts paid by MLIC in any given year that may be recoverable in the next calendar year under the policies will be reflected as a reduction in the Company’s operating cash flows for the year in which they are paid, management believes that the payments will not have a material adverse effect on the Company’s liquidity.

Each asbestos-related policy contains an experience fund and a reference fund that provide for payments to MLIC at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s (“S&P”) 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2007 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $56.1 million with respect to claims for the period of 2002 through 2006 and are estimated, as of December 31, 2007, to be approximately $69.1 million in the aggregate, including future years.

Sales Practices Claims

Over the past several years, MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); GALIC; Walnut Street Securities, Inc. (“Walnut Street Securities”) and MetLife Securities, Inc. (“MSI”) have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

Two putative class action lawsuits involving sales practices claims are pending against MLIC in Canada. In Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998), plaintiff alleges misrepresentations regarding dividends and future payments for life insurance policies and seeks unspecified damages. In Ace Quan v. Metropolitan Life Ins. Co. (Ont. Gen. Div., filed April 1997), plaintiff alleges breach of contract and negligent misrepresentations relating to, among other things, life insurance premium payments and seeks damages, including punitive damages.

Regulatory authorities in a small number of states have had investigations or inquiries relating to MLIC’s, New England’s, GALIC’s, MSI’s or Walnut Street Securities’ sales of individual life insurance policies or annuities or other products. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against MLIC, New England, GALIC, MSI and Walnut Street Securities.

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions and “mass” actions, pending in Louisiana and Mississippi against Metropolitan Property and Casualty Insurance Company relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. The deadline for filing actions in Louisiana has expired. It is reasonably possible that additional actions will be filed in other states. The Company intends to continue to defend vigorously against these matters, although appropriate matters may be resolved as part of the ordinary claims adjustment process.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion for class certification has been filed and briefed. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007) has been filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The Company is vigorously defending against the claims in these matters.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. Regulators also have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker Universal Life Resources. The Company has been cooperating fully with these inquiries.

In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and in January 2008, MSI received notice of the commencement of an administrative action by the Illinois Department of Securities. MSI intends to vigorously defend against the claims in this matter.

Other Litigation

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs filed a class action complaint consolidating claims from several separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated complaint alleged that the Holding Company, MLIC, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. In August and September 2007, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust and the RICO claims. In January 2008, the court issued an order granting defendants’ summary judgment motion on the ERISA claims, and in February 2008, the court dismissed the remaining state law claims on jurisdictional grounds. Plaintiffs have filed a notice of appeal of the court’s decisions. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers have sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. The district court has granted in part and denied in part the Company’s motion to dismiss. The plaintiffs filed an amended complaint, and the Company filed another motion to dismiss. The court has issued a tag-along order, related to a medical managed care trial, which has stayed the lawsuit.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs assert legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs seek rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. The Company is vigorously defending against the claims in this matter.

MLIC also has been named as a defendant in a number of welding and mixed dust lawsuits filed in various state and federal courts. The Company is continuing to vigorously defend against these claims.

Summary

Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses, except as noted previously in connection with specific matters. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2007	2006
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$40	$45
Premium tax offsets currently available for paid assessments	6	7
Receivable for reimbursement of paid assessments (1)	7	10

	$53	$62

Liability:
Insolvency assessments	$74	$90

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

Assessments levied against the Company were ($1) million, $2 million and $4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Impact of Hurricanes

On August 29, 2005, Hurricane Katrina made landfall in the states of Louisiana, Mississippi and Alabama, causing catastrophic damage to these coastal regions. MetLife’s cumulative gross losses from Hurricane Katrina were $314 million, $333 million and $335 million at December 31, 2007, 2006 and 2005, respectively, primarily arising from the Company’s homeowners business. During the years ended December 31, 2007, 2006 and 2005, the Company recognized net losses, net of income tax and reinsurance recoverables and including reinstatement premiums and other reinsurance-related premium adjustments related to the catastrophe, of ($13) million, ($2) million and $134 million, respectively.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

On October 24, 2005, Hurricane Wilma made landfall across the state of Florida. MetLife’s cumulative gross losses from Hurricane Wilma were $66 million, $64 million and $57 million at December 31, 2007, 2006 and 2005, respectively, primarily arising from the Company’s homeowners and automobile businesses. During the years ended December 31, 2006 and 2005, the Company’s Auto & Home segment recognized net losses, net of income tax and reinsurance recoverables, of ($3) million and $32 million, respectively, related to Hurricane Wilma. The Company did not recognize any loss during the year ended December 31, 2007, related to Hurricane Wilma.

Additional hurricane-related losses may be recorded in future periods as claims are received from insureds and claims to reinsurers are processed. Reinsurance recoveries are dependent upon the continued creditworthiness of the reinsurers, which may be affected by their other reinsured losses in connection with Hurricanes Katrina and Wilma and otherwise. In addition, lawsuits, including purported class actions, have been filed in Louisiana and Mississippi challenging denial of claims for damages caused to property during Hurricane Katrina. Metropolitan Property and Casualty Insurance Company is a named party in some of these lawsuits. In addition, rulings in cases in which Metropolitan Property and Casualty Insurance Company is not a party may affect interpretation of its policies. Metropolitan Property and Casualty Insurance Company intends to vigorously defend these matters. However, any adverse rulings could result in an increase in the Company’s hurricane-related claim exposure and losses. Based on information known by management, it does not believe that additional claim losses resulting from Hurricane Katrina will have a material adverse impact on the Company’s consolidated financial statements.

Argentina

The Argentinean economic, regulatory and legal environment, including interpretations of laws and regulations by regulators and courts, is uncertain. Potential legal or governmental actions related to pension reform, fiduciary responsibilities, performance guarantees and tax rulings could adversely affect the results of the Company. Upon acquisition of Citigroup’s insurance operations in Argentina, the Company established insurance liabilities, most significantly death and disability policy liabilities, based upon its interpretation of Argentinean law at the time and the Company’s best estimate of its obligations under such law. In 2006, a decree was issued by the Argentine Government regarding the taxability of pesification-related gains resulting in the reduction of certain tax liabilities. In 2007, pension reform legislation in Argentina was enacted which changed the Company’s obligations and resulted in the elimination of the death and disability liabilities and the establishment of a liability for servicing obligations.

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

			Gross
	Rental	Sublease	Rental
	Income	Income	Payments
		(In millions)

2008	$455	$21	$254
2009	$421	$13	$234
2010	$368	$8	$208
2011	$292	$8	$177
2012	$217	$7	$139
Thereafter	$766	$7	$1,155

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $5.3 billion and $3.0 billion at December 31, 2007 and 2006, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion at both December 31, 2007 and 2006.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion and $1.9 billion at December 31, 2007 and 2006, respectively.

Other Commitments

In December 2005, RGA repurchased 1.6 million shares of its outstanding common stock at an aggregate price of $76 million under an accelerated share repurchase agreement with a major bank. The bank borrowed the stock sold to RGA from third parties and purchased the shares in the open market over the subsequent few months to return to the lenders. RGA would either pay or receive an amount based on the actual amount paid by the bank to purchase the shares. These repurchases resulted in an increase in the Company’s ownership percentage of RGA to approximately 53% at December 31, 2005 from approximately 52% at December 31, 2004. In February 2006, the final purchase price was determined, resulting in a cash settlement substantially equal to the aggregate cost. RGA recorded the initial repurchase of shares as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock. At December 31, 2007, the Company’s ownership was approximately 52% of RGA.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $2.3 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has also guaranteed minimum investment returns on certain international retirement funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

During the year ended December 31, 2007, the Company recorded a $1 million liability with respect to a guarantee previously provided to MLII, a former subsidiary. The Company’s recorded liabilities at December 31, 2007 and 2006 for indemnities, guarantees and commitments were $6 million and $5 million, respectively.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $1.7 billion at December 31, 2007. The credit default swaps expire at various times during the next ten years.

17.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Subsidiaries sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. As of December 31, 2007, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes the adjustments to the December 31, 2006 consolidated balance sheet as a result of recognizing the funded status of the defined benefit plans:

	December 31, 2006
		Additional
		Minimum
	Pre	Pension	Adoption of	Post
	SFAS 158	Liability	SFAS 158	SFAS 158
Balance Sheet Caption	Adjustments	Adjustment	Adjustment	Adjustments
		(In millions)

Other assets: Prepaid pension benefit cost	$1,937	$—	$(993)	$944
Other assets: Intangible asset	$12	$(12)	$—	$—
Other liabilities: Accrued pension benefit cost	$(505)	$(14)	$(79)	$(598)
Other liabilities: Accrued other postretirement benefit cost	$(802)	$—	$(99)	$(901)

Accumulated other comprehensive income, before income tax: Defined benefit plans	$(66)	$(26)	$(1,171)	$(1,263)
Minority interest		$—	$8
Deferred income tax		$8	$419

Accumulated other comprehensive income, net of income tax: Defined benefit plans	$(41)	$(18)	$(744)	$(803)

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Obligations, Funded Status and Net Periodic Benefit Costs

	December 31,
	Pension
	Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
		(In millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$5,959	$5,766	$2,073	$2,176
Service cost	166	163	27	35
Interest cost	354	335	104	117
Plan participants’ contributions	—	—	31	29
Divestitures	—	(4)	—	—
Net actuarial (gains) losses	(390)	27	(464)	1
Change in benefits	39	(6)	—	(143)
Prescription drug subsidy	—	—	13	10
Benefits paid	(353)	(322)	(174)	(152)

Benefit obligation at end of year	5,775	5,959	1,610	2,073

Change in plan assets:
Fair value of plan assets at beginning of year	6,305	5,518	1,172	1,093
Actual return on plan assets	548	725	58	104
Divestitures	—	(4)	—	—
Employer contribution	50	388	1	2
Benefits paid	(353)	(322)	(48)	(27)

Fair value of plan assets at end of year	6,550	6,305	1,183	1,172

Funded status at end of year	$775	$346	$(427)	$(901)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$1,393	$944	$—	$—
Other liabilities	(618)	(598)	(427)	(901)

Net amount recognized	$775	$346	$(427)	$(901)

Accumulated other comprehensive (income) loss:
Net actuarial (gains) losses	$623	$1,123	$(112)	$328
Prior service cost (credit)	64	41	(193)	(230)
Net asset at transition	—	—	—	1

	687	1,164	(305)	99
Deferred income tax and minority interest	(251)	(423)	109	(37)

	$436	$741	$(196)	$62

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans were as follows:

	December 31,
	Qualified Plans		Non-Qualified Plans		Total
	2007	2006	2007	2006	2007	2006
			(In millions)

Aggregate fair value of plan assets
(principally Company contracts)	$6,550	$6,305	$—	$—	$6,550	$6,305
Aggregate projected benefit obligation	5,174	5,381	601	578	5,775	5,959

Over (under) funded	$1,376	$924	$(601)	$(578)	$775	$346

The accumulated benefit obligation for all defined benefit pension plans was $5,348 million and $5,505 million at December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2007	2006
	(In millions)

Projected benefit obligation	$616	$594
Accumulated benefit obligation	$533	$501
Fair value of plan assets	$—	$—

Information for pension and other postretirement plans with a projected benefit obligation in excess of plan assets is as follows:

	December 31,
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
		(In millions)

Projected benefit obligation	$646	$623	$1,610	$2,073
Fair value of plan assets	$28	$25	$1,183	$1,172

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	Years Ended December 31,
	Pension
	Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(In millions)

Net Periodic Benefit Cost
Service cost	$166	$163	$142	$27	$35	$37
Interest cost	354	335	318	104	117	121
Expected return on plan assets	(507)	(454)	(446)	(86)	(79)	(79)
Amortization of net actuarial (gains) losses	68	125	116	—	23	15
Amortization of prior service cost (credit)	17	11	16	(36)	(36)	(17)

Net periodic benefit cost	98	$180	$146	9	$60	$77

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net actuarial (gains) losses	(432)			(440)
Prior service cost (credit)	40			—
Amortization of net actuarial (gains) losses	(68)			—
Amortization of prior service cost (credit)	(17)			36

Total recognized in other comprehensive income	(477)			(404)

Total recognized in net periodic benefit cost and other comprehensive income	$(379)			$(395)

Included within other comprehensive income are other changes in plan assets and benefit obligations associated with pension benefits of ($477) million and other postretirement benefits of ($404) million for an aggregate reduction in other comprehensive income of ($881) million before income tax and $563 million, net of income tax and minority interest.

The estimated net actuarial losses and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are both $14 million.

The estimated net actuarial gains and prior service credit for the defined benefit other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are less than $1 million and $37 million, respectively.

In 2004, the Company adopted the guidance in FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), to account for future subsidies to be received under the Prescription Drug Act. The Company began receiving these subsidies

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

during 2006. A summary of the reduction to the APBO and related reduction to the components of net periodic other postretirement benefit cost is as follows:

	December 31,
	2007	2006	2005
	(In millions)

Cumulative reduction in benefit obligation:
Beginning of year	$328	$298	$230
Service cost	7	6	6
Interest cost	19	19	16
Net actuarial gains (losses)	(42)	15	46
Prescription drug subsidy	(13)	(10)	—

End of year	$299	$328	$298

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Reduction in net periodic benefit cost:
Service cost	$7	$6	$6
Interest cost	19	19	16
Amortization of net actuarial gains (losses)	5	30	23

Total reduction in net periodic benefit cost	$31	$55	$45

The Company received subsidies of $10 million and $8 million for the years ended December 31, 2007 and 2006, respectively.

Assumptions

Assumptions used in determining benefit obligations were as follows:

	December 31,
	Pension		Other Postretirement
	Benefits		Benefits
	2007	2006	2007	2006

Weighted average discount rate	6.65%	6.00%	6.65%	6.00%
Rate of compensation increase	3.5%-8%	3%-8%	N/A	N/A

Assumptions used in determining net periodic benefit cost were as follows:

	December 31,
	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Weighted average discount rate	6.00%	5.82%	5.83%	6.00%	5.82%	5.98%
Weighted average expected rate of return on plan assets	8.25%	8.25%	8.50%	7.47%	7.42%	7.51%
Rate of compensation increase	3.5%-8%	3%-8%	3%-8%	N/A	N/A	N/A

The discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The weighted average expected return on plan assets for use in that plan’s valuation in 2008 is currently anticipated to be 8.25% for pension benefits and postretirement medical benefits and 6.25% for postretirement life benefits.

The assumed healthcare cost trend rates used in measuring the APBO and net periodic benefit cost were as follows:

	December 31,
	2007	2006

Pre-Medicare eligible claims	8.5% down to 5% in 2014	9.0% down to 5% in 2014
Medicare eligible claims	10.5% down to 5% in 2018	11.0% down to 5% in 2018

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost components	$7	$(6)
Effect of accumulated postretirement benefit obligation	$63	$(62)

Plan Assets

The Subsidiaries have issued group annuity and life insurance contracts supporting approximately 98% of all pension and other postretirement benefit plans assets.

The account values of the group annuity and life insurance contracts issued by the Subsidiaries and held as assets of the pension and other postretirement benefit plans were $7,565 million and $7,321 million as of December 31, 2007 and 2006, respectively. The majority of such account values are held in separate accounts established by the Subsidiaries. Total revenue from these contracts recognized in the consolidated statements of income was $28 million, $29 million and $28 million for the years ended December 31, 2007, 2006 and 2005, respectively, and includes policy charges, net investment income from investments backing the contracts and administrative fees. Total investment income, including realized and unrealized gains and losses, credited to the account balances were $603 million, $818 million and $460 million for the years ended December 31, 2007, 2006 and 2005, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average allocations of pension plan and other postretirement benefit plan assets were as follows:

	December 31,
			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Asset Category
Equity securities	38%	42%	37%	37%
Fixed maturity securities	44%	42%	58%	57%
Other (Real Estate and Alternative Investments)	18%	16%	5%	6%

Total	100%	100%	100%	100%

The weighted-average target allocations of pension plan and other postretirement benefit plan assets for 2008 are as follows:

	Pension	Other

Asset Category
Equity securities	30%-55%	30%-45%
Fixed maturity securities	30%-65%	45%-70%
Other (Real Estate and Alternative Investments)	10%-25%	0%-10%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Cash Flows

It is the Subsidiaries’ practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. In accordance with such practice, no contributions were required for the years ended December 31, 2007 or 2006. No contributions will be required for 2008. The Subsidiaries did not make discretionary contributions to the qualified pension plans during the year ended December 31, 2007 and made contributions of $350 million during the year ended December 31, 2006. The Subsidiaries expect to make additional discretionary contributions of $150 million in 2008.

Benefit payments due under the non-qualified pension plans are funded from the Subsidiaries’ general assets as they become due under the provision of the plans. These payments totaled $50 million and $38 million for the years ended December 31, 2007 and 2006, respectively. These payments are expected to be at approximately the same level in 2008.

Other postretirement benefits represent a non-vested, non-guaranteed obligation of the Subsidiaries and current regulations do not require specific funding levels for these benefits. While the Subsidiaries have partially funded such plans in advance, it has been the Subsidiaries’ practice to primarily use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due in lieu of utilizing plan assets. Total payments equaled $174 million and $152 million for the years ended December 31, 2007 and 2006, respectively.

The Subsidiaries’ expect to make contributions of $116 million, net of participant’s contributions, towards the other postretirement plan obligations in 2008. As noted previously, the Subsidiaries expect to receive subsidies under the Prescription Drug Act to partially offset such payments.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Gross benefit payments for the next ten years, which reflect expected future service where appropriate, and gross subsidies to be received under the Prescription Drug Act are expected to be as follows:

		Other Postretirement Benefits
	Pension		Prescription
	Benefits	Gross	Drug Subsidies	Net
		(In millions)

2008	$360	$116	$(14)	$102
2009	$373	$120	$(15)	$105
2010	$383	$124	$(16)	$109
2011	$397	$129	$(16)	$113
2012	$413	$132	$(17)	$115
2013-2017	$2,288	$713	$(100)	$613

Savings and Investment Plans

The Subsidiaries sponsor savings and investment plans for substantially all employees under which a portion of employee contributions are matched. The Subsidiaries contributed $79 million, $82 million and $78 million for the years ended December 31, 2007, 2006 and 2005, respectively.

18.	Equity

Preferred Stock

Issuances

In September 1999, the Holding Company adopted a stockholder rights plan (the “rights plan”) under which each outstanding share of common stock issued between April 4, 2000 and the distribution date (as defined in the rights plan) will be coupled with a stockholder right. Each right will entitle the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock. Each one one-hundredth of a share of Series A Junior Participating Preferred Stock will have economic and voting terms equivalent to one share of common stock. Until it is exercised, the right itself will not entitle the holder thereof to any rights as a stockholder, including the right to receive dividends or to vote at stockholder meetings.

Stockholder rights are not exercisable until the distribution date, and will expire at the close of business on April 4, 2010, unless earlier redeemed or exchanged by the Holding Company. The rights plan is designed to protect stockholders in the event of unsolicited offers to acquire the Holding Company and other coercive takeover tactics.

In connection with financing the acquisition of Travelers on July 1, 2005, which is described in Note 2, the Holding Company issued preferred shares as follows:

In June 2005, the Holding Company issued 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $600 million.

In June 2005, the Holding Company issued 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares”), with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $1.5 billion.

The Series A and Series B preferred shares (the “Preferred Shares”) rank senior to the common stock with respect to dividends and liquidation rights. Dividends on the Preferred Shares are not cumulative. Holders of the Preferred Shares will be entitled to receive dividend payments only when, as and if declared by the Holding Company’s Board of Directors or a duly authorized committee of the board. If dividends are declared on the Series A preferred shares, they will be payable quarterly, in arrears, at an annual rate of the greater of: (i) 1.00% above

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

3-month LIBOR on the related LIBOR determination date; or (ii) 4.00%. Any dividends declared on the Series B preferred shares will be payable quarterly, in arrears, at an annual fixed rate of 6.50%. Accordingly, in the event that dividends are not declared on the Preferred Shares for payment on any dividend payment date, then those dividends will cease to accrue and be payable. If a dividend is not declared before the dividend payment date, the Holding Company has no obligation to pay dividends accrued for that dividend period whether or not dividends are declared and paid in future periods. No dividends may, however, be paid or declared on the Holding Company’s common stock — or any other securities ranking junior to the Preferred Shares — unless the full dividends for the latest completed dividend period on all Preferred Shares, and any parity stock, have been declared and paid or provided for.

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

Dividends

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 15, 2007	November 30, 2007	December 17, 2007	$0.4230476	$11	$0.4062500	$24
August 15, 2007	August 31, 2007	September 17, 2007	$0.4063333	$10	$0.4062500	$24
May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	$10	$0.4062500	$24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	$10	$0.4062500	$24

				$41		$96

November 15, 2006	November 30, 2006	December 15, 2006	$0.4038125	$10	$0.4062500	$24
August 15, 2006	August 31, 2006	September 15, 2006	$0.4043771	$10	$0.4062500	$24
May 16, 2006	May 31, 2006	June 15, 2006	$0.3775833	$9	$0.4062500	$24
March 6, 2006	February 28, 2006	March 15, 2006	$0.3432031	$9	$0.4062500	$24

				$38		$96

November 15, 2005	November 30, 2005	December 15, 2005	$0.3077569	$8	$0.4062500	$24
August 22, 2005	August 31, 2005	September 15, 2005	$0.2865690	$7	$0.4017361	$24

				$15		$48

See Note 25 for further information.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Common Stock

Repurchases

In October 2004, the Company’s Board of Directors authorized a $1 billion common stock repurchase program. In February 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. In September 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized in February 2007. In January 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which began after the completion of the September 2007 program. (See Note 25). Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

The Company has entered into the following accelerated common stock repurchase agreements:

•	In December 2004, the Company repurchased 7.3 million shares of its outstanding common stock at an aggregate cost of $300 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Company from third parties and purchased the common stock in the open market to return to such third parties. In April 2005, the Company received a cash adjustment of $7 million based on the actual amount paid by the bank to purchase the common stock, for a final purchase price of $293 million. The Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

•	In December 2006, the Company repurchased 4.0 million shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

•	In March 2007, the Company repurchased 11.9 million shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Company from third parties and purchased common stock in the open market to return to such third parties. In June 2007, the Company paid a cash adjustment of $17 million for a final purchase price of $767 million. The Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

•	In November 2007, the Company repurchased 11.6 million shares of its outstanding common stock at an initial cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Company from third parties and purchased the common stock in the open market to return to such third parties. Also, in November 2007, the Company received a cash adjustment of $19 million based on the trading price of the common stock during the repurchase period, for a final purchase price of $731 million. The Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

•	In December 2007, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6.6 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also, in January 2008, the bank delivered 1.1 million additional shares of the Company’s common stock to the Company resulting in a total of 7.7 million shares being repurchased under the agreement. At December 31, 2007, the Company recorded the obligation to pay $450 million to the bank as a

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

reduction of additional paid-in capital. Upon settlement with the bank, the Company increased additional paid-in capital and reduced treasury stock.

•	See Note 25 for further information with respect to an accelerated common stock repurchase agreement executed subsequent to December 31, 2007.

The Company also repurchased 3.1 million and 4.6 million shares through open market purchases for $200 million and $268 million, respectively, during the years ended December 31, 2007 and 2006, respectively.

Cumulatively, the Company repurchased 26.6 million and 8.6 million shares of its common stock for $1.7 billion and $500 million during the years ended December 31, 2007 and 2006, respectively. The Company did not repurchase any shares of its common stock during the year ended December 31, 2005. During the years ended December 31, 2007, 2006 and 2005, 3.9 million, 3.1 million and 25.0 million shares of common stock were issued from treasury stock for $172 million, $102 million and $819 million, respectively, of which 22.4 million shares with a market value of $1 billion were issued in connection with the acquisition of Travelers on July 1, 2005. See Note 2.

At December 31, 2006 the Company had $216 million remaining on the October 2004 common stock repurchase program which was subsequently reduced by $8 million to $208 million after the February 2007 cash adjustment to the December 2006 accelerated common stock repurchase agreement. The February 2007 stock repurchase program authorization was fully utilized during 2007. At December 31, 2007, $511 million remained on the Company’s September 2007 common stock repurchase program. The $511 million remaining on the September 2007 common stock repurchase program was reduced by $450 million to $61 million upon settlement of the accelerated stock repurchase agreement executed during December 2007 but for which no settlement occurred until January 2008. Subsequent to the January 2008 authorization, the amount remaining under these repurchase programs was $1,061 million. After execution of the accelerated stock repurchase agreement in February 2008 and certain open market purchases as more fully described in Note 25, the Company’s remaining authorization is $261 million.

Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of the Company’s common stock.

Stock Purchase Contracts

See Note 13 regarding stock purchase contracts issued by the Company on June 21, 2005 in connection with the issuance of the common equity units.

Dividends

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions,
			except per share data)

October 23, 2007	November 6, 2007	December 14, 2007	$0.74	$541
October 24, 2006	November 6, 2006	December 15, 2006	$0.59	$450
October 25, 2005	November 7, 2005	December 15, 2005	$0.52	$394

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation Plans

Overview

As described more fully in Note 1, effective January 1, 2006, the Company adopted SFAS 123(r), using the modified prospective transition method. The adoption of SFAS 123(r) did not have a significant impact on the Company’s financial position or results of operations.

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

The aggregate number of shares reserved for issuance under the 2005 Stock Plan and the LTPCP is 68,000,000, plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of Stock Options. Additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 12,506,003 as of December 31, 2007. There were no shares carried forward from the Directors Stock Plan. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan are 2,000,000. As of December 31, 2007, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan were 60,862,366 and 1,918,170, respectively.

Stock Option exercises and other stock-based awards to employees settled in shares are satisfied through the issuance of shares held in treasury by the Company. Under the current authorized share repurchase program, as described previously, sufficient treasury shares exist to satisfy foreseeable obligations under the Incentive Plans.

Compensation expense related to awards under the Incentive Plans is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. Compensation expense of $145 million, $144 million and $120 million, and income tax benefits of $51 million, $50 million and $42 million, related to the Incentive Plans was recognized for the years ended December 31, 2007, 2006 and 2005, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements.

As described in Note 1, the Company changed its policy prospectively for recognizing expense for stock-based awards to retirement eligible employees. Had the Company continued to recognize expense over the stated requisite service period, compensation expense related to the Incentive Plans would have been $118 million, $116 million

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

and $120 million, rather than $145 million, $144 million and $120 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Had the Company applied the policy of recognizing expense related to stock-based compensation over the shorter of the requisite service period or the period to attainment of retirement eligibility for awards granted prior to January 1, 2006, pro forma compensation expense would have been $118 million, $120 million and $122 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

A summary of the activity related to Stock Options for the year ended December 31, 2007 is presented below. The aggregate intrinsic value was computed using the closing share price on December 31, 2007 of $61.62 and December 29, 2006 of $59.01, as applicable.

			Weighted
			Average
		Weighted	Remaining
	Shares Under	Average	Contractual	Aggregate
	Option	Exercise Price	Term	Intrinsic Value
			(Years)	(In millions)

Outstanding at January 1, 2007	24,891,651	$34.68	6.58	$606

Granted	3,297,875	$62.86
Exercised	(3,518,083)	$31.33
Cancelled/Expired	(68,314)	$30.57
Forfeited	(172,582)	$55.13

Outstanding at December 31, 2007	24,430,547	$38.83	6.17	$557

Aggregate number of stock options expected to vest at December 31, 2007	23,845,241	$38.49	6.12	$551

Exercisable at December 31, 2007	17,460,955	$32.83	5.28	$503

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

The following weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, were used to determine the fair value of Stock Options issued during the:

	Years Ended December 31,
	2007	2006	2005

Dividend yield	0.94%	1.04%	1.19%
Risk-free rate of return	4.30%-5.32%	4.17%-4.96%	3.34%-5.41%
Expected volatility	19.54%	22.00%	23.24%
Exercise multiple	1.66	1.52	1.48
Post-vesting termination rate	3.66%	4.09%	5.19%
Contractual term (years)	10	10	10
Expected life (years)	6	6	6
Weighted average exercise price of stock options granted	$62.86	$50.21	$38.70
Weighted average fair value of stock options granted	$17.76	$13.84	$10.09

Compensation expense related to Stock Option awards expected to vest and granted prior to January 1, 2006 is recognized ratably over the requisite service period, which equals the vesting term. Compensation expense related to Stock Option awards expected to vest and granted on or after January 1, 2006 is recognized ratably over the requisite service period or the period to retirement eligibility, if shorter. Compensation expense of $55 million, $56 million and $50 million related to Stock Options was recognized for the years ended December 31, 2007, 2006 and 2005, respectively.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Had compensation expense for grants awarded prior to January 1, 2003 been determined based on the fair value at the date of grant rather than the intrinsic value method, the Company’s earnings and earnings per common share amounts would have been reduced to the following pro forma amounts for the following:

Year Ended
December 31, 2005
(In millions,
except per share data)

Net income available to common shareholders	$4,651
Add: Stock option-based employee compensation expense included in reported net income, net of income tax	$33
Deduct: Total stock option-based employee compensation determined under fair value based method for all awards, net of income tax	$(35)

Pro forma net income available to common shareholders	$4,649

Basic earnings per common share
As reported	$6.21

Pro forma	$6.21

Diluted earnings per common share
As reported	$6.16

Pro forma	$6.15

As of December 31, 2007, there were $41 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.70 years.

The following is a summary of Stock Option exercise activity for the:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Total intrinsic value of stock options exercised	$122	$65	$39
Cash received from exercise of stock options	$110	$83	$72
Tax benefit realized from stock options exercised	$43	$23	$13

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of Performance Share activity for the year ended December 31, 2007:

		Weighted Average
	Performance	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2007	1,849,575	$42.24
Granted	916,075	$60.86
Forfeited	(75,525)	$49.20

Outstanding at December 31, 2007	2,690,125	$48.39

Performance Shares expected to vest at December 31, 2007	2,641,669	$48.20

Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period. As of December 31, 2007, the three year performance period for the 2005 Performance Share grants was completed. Included in the immediately preceding table are 965,525 outstanding Performance Shares to which the final performance factor will be applied. The calculation of the performance factor is expected to be finalized during the second quarter of 2008 after all data necessary to perform the calculation is publicly available.

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

Compensation expense related to initial Performance Shares granted prior to January 1, 2006 and expected to vest is recognized ratably during the performance period. Compensation expense related to initial Performance Shares granted on or after January 1, 2006 and expected to vest is recognized ratably over the performance period or the period to retirement eligibility, if shorter. Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period. Compensation expense of $90 million, $74 million and $24 million, related to Performance Shares was recognized for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there were $57 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.72 years.

Long-Term Performance Compensation Plan

Prior to January 1, 2005, the Company granted stock-based compensation to certain members of management under the LTPCP. Each participant was assigned a target compensation amount (an “Opportunity Award”) at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Company’s common stock over the three-year performance period, subject to limited further adjustment approved by the Company’s Board of Directors. Payments on the Opportunity Awards were normally payable in their entirety (subject to certain contingencies) at the end of the three-year performance period, and were paid in whole or in part with shares of the Company’s common stock, as approved by the Company’s Board of Directors. There were no new grants under the LTPCP during the years ended December 31, 2007, 2006 and 2005.

A portion of each Opportunity Award under the LTPCP was settled in shares of the Holding Company’s common stock while the remainder was settled in cash. The portion of the Opportunity Award settled in shares of the Holding Company’s common stock was accounted for as an equity award with the fair value of the award

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

determined based upon the closing price of the Holding Company’s common stock on the date of grant. The compensation expense associated with the equity award, based upon the grant date fair value, was recognized into expense ratably over the respective three-year performance period. The portion of the Opportunity Award settled in cash was accounted for as a liability and was remeasured using the closing price of the Holding Company’s common stock on the final day of each subsequent reporting period during the three-year performance period.

The final LTPCP performance period concluded during the six months ended June 30, 2007. Final Opportunity Awards in the amount of 618,375 shares of the Company’s common stock and $16 million in cash were paid on April 18, 2007. No significant compensation expense related to LTPCP was recognized during the year ended December 31, 2007. Compensation expense of $14 million and $46 million, related to LTPCP Opportunity Awards was recognized for the years ended December 31, 2006 and 2005, respectively.

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

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in 2001. Codification was intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of MLIC and the Holding Company’s other insurance subsidiaries.

Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.

In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by the Company are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within a year. Further, statutory accounting principles do not give recognition to purchase accounting adjustments.

Statutory net income of MLIC, a New York domiciled insurer, was $2.1 billion, $1.0 billion and $2.2 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus, as filed with the Department, was $13.0 billion and $9.2 billion at December 31, 2007 and 2006, respectively.

Statutory net income of MICC, a Connecticut domiciled insurer, was $1.1 billion and $856 million for the years ended December 31, 2007 and 2006, respectively, and $470 million from the date of purchase, for the six month period ended December 31, 2005. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $4.2 billion and $4.1 billion at December 31, 2007 and 2006, respectively. Due to the merger of MetLife Life and Annuity Company of Connecticut with MICC, the 2006 statutory net income balance was adjusted.

Statutory net income of MPC, a Rhode Island domiciled insurer, was $400 million, $385 million and $289 million for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus, as

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

filed with the Insurance Department of Rhode Island, was $1.8 billion and $1.9 billion at December 31, 2007 and 2006, respectively.

Statutory net income of MTL, a Delaware domiciled insurer, was $103 million, $2.8 billion and $353 million for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department was $1.1 billion and $1.0 billion as of December 31, 2007 and 2006, respectively.

Dividend Restrictions

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2008	2007			2006
	Permitted			Permitted			Permitted
	w/o			w/o			w/o
Company	Approval (1)	Paid (2)		Approval (3)	Paid (2)		Approval (3)
	(In millions)

Metropolitan Life Insurance Company	$1,299	$500		$919	$863		$863
MetLife Insurance Company of Connecticut	$1,026	$690	(5)	$690	$917	(4)	$—
Metropolitan Tower Life Insurance Company	$113	$—		$104	$2,300		$85
Metropolitan Property and Casualty Insurance Company	$—	$400		$16	$300		$178

(1)	Reflects dividend amounts that may be paid during 2008 without prior regulatory approval. However, if paid before a specified date during 2008, some or all of such dividends may require regulatory approval.

(2)	Includes amounts paid including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Includes a return of capital of $259 million.

(5)	Includes a return of capital of $404 million as approved by the applicable insurance department, of which $350 million was paid to the Holding Company.

Under New York State Insurance Law, MLIC is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to the Holding Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLIC will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The New York State Department of Insurance (the “Department”) has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer’s overall financial condition and profitability under statutory accounting practices.

Under Connecticut State Insurance Law, MICC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (“Commissioner”) and the Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of MICC by the Holding Company on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MICC through June 30, 2007 required prior approval of the Commissioner.

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

Under Rhode Island State Insurance Law, MPC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any twelve-month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) net income, not including realized capital gains, for the immediately preceding calendar year. MPC will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner does not disapprove the distribution within 30 days of its filing. Under Rhode Island State Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its shareholders. Because MPC’s net income for the year ended December 31, 2007 excluding net realized capital gains and dividends paid, was negative, MPC cannot pay any dividends in 2008 without regulatory approval.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2007, 2006 and 2005 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Holding gains (losses) on investments arising during the year	$(1,485)	$(1,022)	$(3,697)
Income tax effect of holding gains (losses)	581	379	1,391
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	176	916	524
Amortization of premiums and accretion of discounts associated with investments	(831)	(600)	(199)
Income tax effect	254	(117)	(122)
Allocation of holding losses on investments relating to other policyholder amounts	676	581	1,670
Income tax effect of allocation of holding losses to other policyholder amounts	(264)	(215)	(629)
Unrealized investment gains of subsidiary at date of sale	—	—	15
Deferred income tax on unrealized investment gains of subsidiary at date of sale	—	—	(5)

Net unrealized investment gains (losses)	(893)	(78)	(1,052)

Foreign currency translation adjustments	290	46	(86)
Foreign currency translation adjustments of subsidiary at date of sale	—	—	5

Foreign currency translation adjustment	290	46	(81)
Minimum pension liability adjustment	—	(18)	89
Deferred benefit plan adjustment	563	—	—

Other comprehensive income (loss)	$(40)	$(50)	$(1,044)

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Compensation	$3,556	$3,426	$3,217
Commissions	4,114	3,801	3,510
Interest and debt issue costs	1,116	900	659
Amortization of DAC and VOBA	2,776	2,422	2,450
Capitalization of DAC	(3,892)	(3,589)	(3,604)
Rent, net of sublease income	309	287	296
Minority interest	240	234	154
Insurance tax	760	712	530
Other	2,694	2,590	2,052

Total other expenses	$11,673	$10,783	$9,264

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

20.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2007	2006	2005
	(In millions, except share and per share data)

Weighted average common stock outstanding for basic earnings per common share	744,153,514	761,105,024	749,022,816
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	7,138,900	1,416,134	—
Exercise or issuance of stock-based awards	10,971,585	8,182,938	6,313,540

Weighted average common stock outstanding for diluted earnings per common share	762,263,999	770,704,096	755,336,356

Earnings per common share before preferred stock dividends:
Income from continuing operations	$4,280	$3,071	$3,071

Basic	$5.75	$4.03	$4.10

Diluted	$5.62	$3.99	$4.06

Income from discontinued operations, net of income tax	$37	$3,222	$1,643

Basic	$0.05	$4.24	$2.19

Diluted	$0.04	$4.18	$2.18

Net income	$4,317	$6,293	$4,714

Basic	$5.80	$8.27	$6.29

Diluted	$5.66	$8.17	$6.24

Earnings per common share after preferred stock dividends:
Income from continuing operations	$4,280	$3,071	$3,071
Preferred stock dividends	137	134	63

Income from continuing operations available to common shareholders	$4,143	$2,937	$3,008

Basic	$5.57	$3.85	$4.02

Diluted	$5.44	$3.81	$3.98

Net income	$4,317	$6,293	$4,714
Preferred stock dividends	137	134	63

Net income available to common shareholders	$4,180	$6,159	$4,651

Basic	$5.62	$8.09	$6.21

Diluted	$5.48	$7.99	$6.16

(1)	See Note 13 for a description of the Company’s common equity units.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

21.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for 2007 and 2006 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)

2007
Total revenues	$12,908	$13,216	$13,053	$13,830
Total expenses	$11,469	$11,586	$11,668	$12,245
Income from continuing operations	$1,024	$1,154	$984	$1,118
Income (loss) from discontinued operations, net of income tax	$(7)	$9	$35	$—
Net income	$1,017	$1,163	$1,019	$1,118
Net income available to common shareholders	$983	$1,129	$985	$1,083
Basic earnings per share:
Income from continuing operations available to common shareholders	$1.32	$1.50	$1.28	$1.47
Income from discontinued operations, net of income tax, per common share	$(0.01)	$0.01	$0.05	$—
Net income	$1.35	$1.56	$1.37	$1.52
Net income available to common shareholders, per common share	$1.31	$1.52	$1.32	$1.47
Diluted earnings per share:
Income from continuing operations available to common shareholders	$1.29	$1.47	$1.25	$1.44
Income from discontinued operations, net of income tax, per common share	$(0.01)	$0.01	$0.05	$—
Net income	$1.32	$1.52	$1.34	$1.48
Net income available to common shareholders, per common share	$1.28	$1.48	$1.29	$1.44
2006
Total revenues	$11,528	$11,350	$12,525	$12,851
Total expenses	$10,518	$10,553	$11,212	$11,803
Income from continuing operations	$727	$592	$958	$794
Income from discontinued operations, net of income tax	$20	$58	$75	$3,069
Net income	$747	$650	$1,033	$3,863
Net income available to common shareholders	$714	$617	$999	$3,829
Basic earnings per share:
Income from continuing operations available to common shareholders	$0.91	$0.73	$1.21	$1.00
Income from discontinued operations, net of income tax, per common share	$0.03	$0.08	$0.10	$4.03
Net income	$0.98	$0.85	$1.35	$5.09
Net income available to common shareholders, per common share	$0.94	$0.81	$1.31	$5.04
Diluted earnings per share:
Income from continuing operations available to common shareholders	$0.90	$0.73	$1.19	$0.99
Income from discontinued operations, net of income tax, per common share	$0.03	$0.08	$0.10	$3.98
Net income	$0.97	$0.84	$1.34	$5.00
Net income available to common shareholders, per common share	$0.93	$0.80	$1.29	$4.95

22.	Business Segment Information

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reinsurance segment provides reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets.

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 23 for disclosures regarding discontinued operations, including real estate.

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

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2007, 2006 and 2005. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

For the Year Ended			Auto &			Corporate &
December 31, 2007	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$12,392	$4,496	$2,966	$3,096	$4,910	$35	$27,895
Universal life and investment- type product policy fees	803	3,513	—	995	—	—	5,311
Net investment income	8,179	7,052	196	1,248	871	1,460	19,006
Other revenues	726	599	45	23	77	63	1,533
Net investment gains (losses)	(580)	(99)	16	55	(177)	47	(738)
Policyholder benefits and claims	13,806	5,721	1,807	2,458	3,989	47	27,828
Interest credited to policyholder account balances	3,094	2,030	—	355	262	—	5,741
Policyholder dividends	—	1,718	4	4	—	—	1,726
Other expenses	2,438	4,031	830	1,748	1,226	1,400	11,673

Income from continuing operations before provision (benefit) for income tax	2,182	2,061	582	852	204	158	6,039
Provision (benefit) for income tax	743	705	146	208	71	(114)	1,759

Income from continuing operations	1,439	1,356	436	644	133	272	4,280
Income (loss) from discontinued operations, net of income tax	10	1	—	(9)	—	35	37

Net income	$1,449	$1,357	$436	$635	$133	$307	$4,317

Balance Sheet:
Total assets	$204,005	$250,691	$5,672	$26,357	$21,331	$50,506	$558,562
DAC and VOBA	$923	$14,236	$193	$2,648	$3,513	$8	$21,521
Goodwill	$978	$2,957	$157	$313	$96	$409	$4,910
Separate account assets	$52,046	$102,918	$—	$5,195	$17	$(17)	$160,159
Policyholder liabilities	$121,147	$116,568	$3,324	$16,083	$15,113	$9,335	$281,570
Separate account liabilities	$52,046	$102,918	$—	$5,195	$17	$(17)	$160,159

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended			Auto &			Corporate &
December 31, 2006	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$11,867	$4,516	$2,924	$2,722	$4,348	$35	$26,412
Universal life and investment- type product policy fees	775	3,201	—	804	—	—	4,780
Net investment income	7,265	6,912	177	950	732	1,046	17,082
Other revenues	685	527	22	28	66	34	1,362
Net investment gains (losses)	(631)	(598)	4	(10)	7	(154)	(1,382)
Policyholder benefits and claims	13,367	5,409	1,717	2,411	3,490	37	26,431
Interest credited to policyholder account balances	2,593	2,035	—	289	254	—	5,171
Policyholder dividends	—	1,697	6	(2)	—	—	1,701
Other expenses	2,314	3,519	845	1,529	1,227	1,349	10,783

Income (loss) from continuing operations before provision (benefit) for income tax	1,687	1,898	559	267	182	(425)	4,168
Provision (benefit) for income tax	562	652	143	95	64	(419)	1,097

Income (loss) from continuing operations	1,125	1,246	416	172	118	(6)	3,071
Income from discontinued operations, net of income tax	42	18	—	28	—	3,134	3,222

Net income	$1,167	$1,264	$416	$200	$118	$3,128	$6,293

Balance Sheet:
Total assets	$190,963	$243,604	$5,467	$22,724	$18,818	$46,139	$527,715
DAC and VOBA	$1,370	$13,996	$190	$2,117	$3,152	$13	$20,838
Goodwill	$977	$2,957	$157	$301	$96	$409	$4,897
Separate account assets	$47,047	$94,124	$—	$3,178	$16	$—	$144,365
Policyholder liabilities	$113,205	$117,866	$3,453	$13,544	$13,332	$9,199	$270,599
Separate account liabilities	$47,047	$94,124	$—	$3,178	$16	$—	$144,365

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended			Auto &			Corporate &
December 31, 2005	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$11,387	$4,485	$2,911	$2,186	$3,869	$22	$24,860
Universal life and investment- type product policy fees	772	2,476	—	579	—	1	3,828
Net investment income	5,942	6,534	181	794	606	699	14,756
Other revenues	653	477	33	20	58	30	1,271
Net investment gains (losses)	(10)	(50)	(12)	12	22	(48)	(86)
Policyholder benefits and claims	12,776	5,417	1,994	2,128	3,206	(15)	25,506
Interest credited to policyholder account balances	1,652	1,775	—	240	220	—	3,887
Policyholder dividends	1	1,670	3	5	—	—	1,679
Other expenses	2,229	3,264	828	997	991	955	9,264

Income (loss) from continuing operations before provision (benefit) for income tax	2,086	1,796	288	221	138	(236)	4,293
Provision (benefit) for income tax	698	594	64	35	46	(215)	1,222

Income (loss) from continuing operations	1,388	1,202	224	186	92	(21)	3,071
Income from discontinued operations, net of income tax	174	296	—	6	—	1,167	1,643

Net income	$1,562	$1,498	$224	$192	$92	$1,146	$4,714

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2007, 2006 and 2005. Revenues from U.S. operations were $45.4 billion, $41.9 billion and $39.5 billion for the years ended December 31, 2007, 2006 and 2005, respectively, which represented 86%, 87% and 89%, respectively, of consolidated revenues.

23.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following information presents the components of income from discontinued real estate operations:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Investment income	$59	$276	$435
Investment expense	(43)	(182)	(273)
Net investment gains	13	4,795	2,125

Total revenues	29	4,889	2,287
Provision for income tax	11	1,727	813

Income from discontinued operations, net of income tax	$18	$3,162	$1,474

The carrying value of real estate related to discontinued operations was $172 million and $184 million at December 31, 2007 and 2006, respectively.

The following table presents the discontinued real estate operations by segment:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Net investment income
Institutional	$4	$8	$29
Individual	1	4	20
Corporate & Other	11	82	113

Total net investment income	$16	$94	$162

Net investment gains (losses)
Institutional	$12	$58	$242
Individual	—	23	443
Corporate & Other	1	4,714	1,440

Total net investment gains (losses)	$13	$4,795	$2,125

In the fourth quarter of 2006, the Company sold its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Company’s subsidiary, MTL. Net investment income on these properties was $73 million and $72 million for the years ended December 31, 2006 and 2005, respectively. The sale resulted in a gain of $3 billion, net of income tax.

In the second quarter of 2005, the Company sold its One Madison Avenue and 200 Park Avenue properties in Manhattan, New York for $918 million and $1.72 billion, respectively, resulting in gains, net of income tax, of $431 million and $762 million, respectively. Net investment income on One Madison Avenue and 200 Park Avenue was $13 million and $44 million, for the year ended December 31, 2005, respectively. In connection with the sale of the 200 Park Avenue property, the Company has retained rights to existing signage and is leasing space for associates in the property for 20 years with optional renewal periods through 2205.

Operations

On August 31, 2007, MetLife Australia completed the sale of its annuities and pension businesses to a third party for $25 million in cash consideration resulting in a gain upon disposal of $41 million, net of income tax, which

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

was adjusted in the fourth quarter of 2007 for additional transaction costs. The Company reclassified the assets and liabilities of the annuities and pension businesses within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $59 million, net of income tax, for the year ended December 31, 2007, because the Company no longer had the intent to hold such securities.

The following tables present the amounts related to the operations and financial position of MetLife Australia’s annuities and pension businesses:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues	$71	$100	$50
Expenses	58	89	41

Income before provision for income tax	13	11	9
Provision for income tax	4	3	3
Net investment gain (loss), net of income tax	(4)	20	(5)

Income from discontinued operations, net of income tax	$5	$28	$1

December 31, 2006
(In millions)

Fixed maturity securities	$1,500
Equity securities	37
Deferred policy acquisition costs	13
Other assets	13

Total assets held-for-sale	$1,563

Policyholder account balances	$1,595

Total liabilities held-for-sale	$1,595

On September 29, 2005, the Company completed the sale of MetLife Indonesia to a third party, resulting in a gain upon disposal of $10 million, net of income tax. As a result of this sale, the Company recognized income from discontinued operations of $5 million, net of income tax, for the year ended December 31, 2005. The Company reclassified the operations of MetLife Indonesia into discontinued operations for all years presented.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the amounts related to the operations of MetLife Indonesia that have been combined with the discontinued real estate operations in the consolidated statements of income:

Year Ended
December 31,
2005
(In millions)

Revenues	$5
Expenses	10

Income from discontinued operations before provision for income tax	(5)
Provision for income tax	—
Net investment gain, net of income tax	10

Income from discontinued operations, net of income tax	$5

On January 31, 2005, the Company completed the sale of SSRM to a third party for $328 million in cash and stock. The Company reported the operations of SSRM in discontinued operations. As a result of the sale of SSRM, the Company recognized income from discontinued operations of $157 million, net of income tax, comprised of a realized gain of $165 million, net of income tax, and an operating expense related to a lease abandonment of $8 million, net of income tax. The Company’s discontinued operations for the year ended December 31, 2005 included expenses of $6 million, net of income tax, related to the sale of SSRM. Under the terms of the sale agreement, MetLife will have an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. In the fourth quarter of 2007, the Company accrued a liability for $2 million, net of income tax, related to the termination of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received payments of $30 million, net of income tax, in the second quarter of 2006 and $12 million, net of income tax, in the fourth quarter of 2005 due to the retention of these specific customer accounts. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable.

The operations of SSRM include affiliated revenues of $5 million for the year ended December 31, 2005, related to asset management services provided by SSRM to the Company that have not been eliminated from discontinued operations as these transactions continued after the sale of SSRM. The following table presents the amounts related to operations of SSRM that have been combined with the discontinued real estate operations in the consolidated statements of income:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues	$—	$—	$19
Expenses	—	—	38

Income from discontinued operations before provision for income tax	—	—	(19)
Provision for income tax	—	—	(5)
Net investment gain, net of income tax	14	32	177

Income from discontinued operations, net of income tax	$14	$32	$163

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

24.	Fair Value Information

The estimated fair value of financial instruments have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The implementation of SFAS 157 may impact the fair value assumptions and methodologies associated with the valuation of assets and liabilities. See also Note 1 regarding the adoption of SFAS 157.

Amounts related to the Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
December 31, 2007	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$242,242	$242,242
Trading securities		$779	$779
Equity securities		$6,050	$6,050
Mortgage and consumer loans		$47,030	$47,599
Policy loans		$10,419	$10,419
Short-term investments		$2,648	$2,648
Cash and cash equivalents		$10,368	$10,368
Accrued investment income		$3,630	$3,630
Mortgage loan commitments	$4,035	$—	$(43)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,196	$—	$(59)
Liabilities:
Policyholder account balances		$115,385	$114,466
Short-term debt		$667	$667
Long-term debt		$9,628	$9,532
Collateral financing arrangements		$5,732	$5,365
Junior subordinated debt securities		$4,474	$4,338
Shares subject to mandatory redemption		$159	$178
Payables for collateral under securities loaned and other transactions		$44,136	$44,136

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Notional	Carrying	Estimated
December 31, 2006	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$241,928	$241,928
Trading securities		$759	$759
Equity securities		$5,094	$5,094
Mortgage and consumer loans		$42,239	$42,451
Policy loans		$10,228	$10,228
Short-term investments		$2,709	$2,709
Cash and cash equivalents		$7,107	$7,107
Accrued investment income		$3,347	$3,347
Mortgage loan commitments	$4,022	$—	$4
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,908	$—	$—
Liabilities:
Policyholder account balances		$112,438	$108,318
Short-term debt		$1,449	$1,449
Long-term debt		$9,129	$9,299
Collateral financing arrangements		$850	$850
Junior subordinated debt securities		$3,780	$3,759
Shares subject to mandatory redemption		$278	$357
Payables for collateral under securities loaned and other transactions		$45,846	$45,846

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

Mortgage and Consumer Loans, Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans, and Private Corporate Bond Investments

Fair values for mortgage and consumer loans are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments and commitments to fund bank credit facilities, bridge loans, and private corporate bond investments the estimated fair value is the net premium or discount of the commitments.

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

Policy Loans

The carrying values for policy loans approximate fair value.

Cash and Cash Equivalents and Short-term Investments

The carrying values for cash and cash equivalents and short-term investments approximate fair values due to the short-term maturities of these instruments.

Accrued Investment Income

The carrying value for accrued investment income approximates fair value.

Policyholder Account Balances

The fair value of policyholder account balances which have final contractual maturities are estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued. The fair value of policyholder account balances without final contractual maturities are assumed to equal their current net surrender value.

Short-term and Long-term Debt, Collateral Financing Arrangements, Junior Subordinated Debt Securities and Shares Subject to Mandatory Redemption

The fair values of short-term and long-term debt, collateral financing arrangements, junior subordinated debt securities, and shares subject to mandatory redemption are determined by discounting expected future cash flows using risk rates currently available for debt with similar terms and remaining maturities.

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

25.	Subsequent Events

Dividends

On February 19, 2008, the Holding Company’s Board of Directors announced dividends of $0.3785745 per share, for a total of $9 million, on its Series A preferred shares, and $0.4062500 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Holding Company anticipates will be made on or about March 5, 2008, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 17, 2008 to shareholders of record as of February 29, 2008.

Acquisitions

On February 1, 2008, the Company announced its completion of the acquisition of SafeGuard Health Enterprises, Inc. (“Safeguard”) for approximately $190 million. Safeguard is primarily involved in providing dental

MetLife, Inc.

Notes to Consolidated Financial Statements — (Continued)

and vision benefit plans, including health maintenance and preferred provider organization plan designs and administrative services.

On January 2, 2008, the Company completed the acquisition of Afore Actinver, S.A. de C.V. (“Actinver”) for approximately $125 million. Actinver manages retirement accounts for approximately 1.1 million individuals in Mexico.

Stock Repurchases

On January 15, 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which began after the completion of an earlier $1 billion authorization that was announced in September 2007. See Note 18 for further information.

As previously discussed, in December 2007, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6.6 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also, in January 2008, the bank delivered 1.1 million additional shares of the Company’s common stock to the Company resulting in a total of 7.7 million shares being repurchased under the agreement. Upon settlement with the bank, the Company increased additional paid-in capital and reduced treasury stock. See Note 18 for further information.

In February 2008, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11.2 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Final settlement of the agreement is scheduled to take place during the first half of 2008. The final number of shares the Company is repurchasing under the terms of the agreement and the timing of the final settlement will depend on, among other things, prevailing market conditions and the market prices of the common stock during the repurchase period. The Company recorded the consideration paid as a reduction to stockholders’ equity.

From January 1, 2008 to February 25, 2008, the Company also repurchased 1.6 million of its shares through open market purchases for $89 million.

MetLife, Inc.

Schedule I

Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2007
(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
Type of Investments	Amortized Cost (1)	Fair Value	Balance Sheet

Fixed Maturity Securities:
Bonds:
U.S. Treasury/agency securities	$19,771	$21,245	$21,245
State and political subdivision securities	4,394	4,419	4,419
Foreign government securities	13,535	15,271	15,271
Public utilities	10,367	10,366	10,366
All other corporate bonds	97,149	97,985	97,985
Mortgage-backed and asset-backed securities	85,492	85,258	85,258
Other fixed maturity securities	267	217	217
Redeemable preferred stock	7,786	7,481	7,481

Total fixed maturity securities	238,761	242,242	242,242

Trading Securities	768	779	779

Equity Securities:
Common stock:
Public utilities	114	135	135
Banks, trust and insurance companies	680	747	747
Industrial, miscellaneous and all other	1,694	2,066	2,066
Non-redeemable preferred stock	3,403	3,102	3,102

Total equity securities	5,891	6,050	6,050

Mortgage and consumer loans	47,030		47,030
Policy loans	10,419		10,419
Real estate and real estate joint ventures	6,766		6,766
Real estate acquired in satisfaction of debt	3		3
Other limited partnership interests	6,155		6,155
Short-term investments	2,648		2,648
Other invested assets	12,642		12,642

Total investments	$331,083		$334,734

(1)	The Company’s trading securities portfolio is mainly comprised of fixed maturity and equity securities. Cost or amortized cost for fixed maturity securities and mortgage and consumer loans represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for valuation allowances and depreciation; cost for real estate joint ventures and other limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.

Schedule II

Condensed Financial Information
(Parent Company Only)
December 31, 2007 and 2006
(In millions, except share and per share data)

	2007	2006

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities, available-for-sale, at estimated fair value (amortized cost: $2,567 and $3,504, respectively)	$2,540	$3,490
Equity securities, available-for-sale, at estimated fair value
(cost: $32 and $12, respectively)	24	12
Other invested assets	65	79

Total investments	2,629	3,581
Cash and cash equivalents	587	1,526
Accrued investment income	62	56
Investment in subsidiaries	45,611	40,238
Loans to subsidiaries	1,600	1,700
Receivables from subsidiaries	20	—
Other assets	82	78

Total assets	$50,591	$47,179

Liabilities and Stockholders’ Equity
Liabilities:
Short-term debt	$310	$616
Long-term debt — unaffiliated	7,017	6,996
Long-term debt — affiliated	500	500
Collateral financing arrangements	2,382	—
Junior subordinated debt securities	3,382	3,382
Payables for collateral under securities loaned and other transactions	814	1,096
Other liabilities	1,007	791

Total liabilities	15,412	13,381

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued; 729,223,440 shares and 751,984,799 shares outstanding at December 31, 2007 and 2006, respectively	8	8
Additional paid-in capital	17,098	17,454
Retained earnings	19,884	16,574
Treasury stock, at cost; 57,543,224 shares and 34,781,865 shares at December 31, 2007 and 2006, respectively	(2,890)	(1,357)
Accumulated other comprehensive income	1,078	1,118

Total stockholders’ equity	35,179	33,798

Total liabilities and stockholders’ equity	$50,591	$47,179

See accompanying notes to condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2007, 2006 and 2005
(In millions)

	2007	2006	2005

Condensed Statements of Income
Equity in earnings of subsidiaries	$4,632	$6,675	$4,956
Net investment income	274	140	134
Net investment gains (losses)	(41)	(6)	(40)
Other income	84	—	—
Interest expense	(733)	(618)	(425)
Other expenses	(62)	(88)	(44)

Income before income tax benefit	4,154	6,103	4,581
Income tax benefit	(163)	(190)	(133)

Net income	4,317	6,293	4,714
Preferred stock dividends	137	134	63

Net income available to common shareholders	$4,180	$6,159	$4,651

See accompanying notes to condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2007, 2006 and 2005
(In millions)

	2007	2006	2005

Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$4,317	$6,293	$4,714
Earnings of subsidiaries	(4,632)	(6,675)	(4,956)
Dividends from subsidiaries	1,254	4,237	4,822
Other, net	248	60	319

Net cash provided by operating activities	1,187	3,915	4,899

Cash flows from investing activities
Sales of fixed maturity securities	5,203	1,123	2,178
Purchases of fixed maturity securities	(4,586)	(3,575)	(1,038)
Sales of equity securities	13	—	—
Purchases of equity securities	(32)	—	—
Net change in short-term investments	—	38	177
Purchase of businesses	—	(115)	(10,776)
Capital contribution to subsidiaries	(422)	(690)	(532)
Return of capital from subsidiaries	526	413	—
Repayment of loans to subsidiaries	800	—	—
Issuance of loans to subsidiaries	(700)	—	(1,200)
Other, net	(60)	—	(85)

Net cash provided by (used in) investing activities	742	(2,806)	(11,276)

Cash flows from financing activities
Net change in payable for collateral under securities loaned and other transactions	(282)	850	(477)
Net change in short-term debt	(306)	(345)	961
Long-term debt issued	—	—	2,733
Long-term debt repaid	—	(500)	(1,006)
Preferred stock issued	—	—	2,100
Dividends on preferred stock	(137)	(134)	(63)
Dividends on common stock	(541)	(450)	(394)
Junior subordinated debt securities issued	—	1,248	2,134
Treasury stock acquired	(1,705)	(500)	—
Stock options exercised	110	83	72
Debt and equity issuance costs	(7)	(12)	(128)
Other, net	—	(1)	—

Net cash (used in) provided by financing activities	(2,868)	239	5,932

Change in cash and cash equivalents	(939)	1,348	(445)
Cash and cash equivalents, beginning of year	1,526	178	623

Cash and cash equivalents, end of year	$587	$1,526	$178

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$711	$596	$393

Income tax	$(241)	$(136)	$(264)

Non-cash transactions during the year:
Business acquisitions:
Assets acquired	$—	$—	$11,966
Less: liabilities assumed	—	—	180

Net assets acquired	—	—	11,786
Less: cash paid	—	—	10,776

Business acquisition, common stock issued	$—	$—	$1,010

Issuance of exchange bond to an affiliate	$—	$214	$286

Accrual for stock purchase contracts related to common equity units	$—	$—	$97

Contribution of goodwill to subsidiaries	$—	$32	$—

Contribution of other intangible assets to subsidiaries, net of deferred income tax	$—	$558	$—

Issuance of collateral financing arrangement	$2,382	$—	$—

Capital contribution to subsidiary	$2,382	$—	$—

Allocation of interest expense to subsidiary	$84	$—	$—

Allocation of interest income to subsidiary	$72	$—	$—

See accompanying notes to condensed financial information.

MetLife, Inc.

Schedule II

Notes to Condensed Financial Information
(Parent Company Only)

1.	Summary of Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). MetLife, Inc. is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its domestic and international subsidiaries and affiliates, MetLife offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions.

On July 1, 2005, the Holding Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses (collectively, “Travelers”), for $12.1 billion. The results of Travelers’ operations were included in the Company’s financial statements beginning July 1, 2005. As a result of the acquisition, management of the Company increased significantly the size and scale of the Company’s core insurance and annuity products and expanded the Company’s presence in both the retirement & savings domestic and international markets. The distribution agreements executed with Citigroup as part of the acquisition provide the Company with one of the broadest distribution networks in the industry. The initial consideration paid in 2005 by the Holding Company for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Holding Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. Additional consideration of $115 million was paid by the Holding Company to Citigroup in 2006. In addition to cash on-hand, the purchase price was financed through the issuance of common stock, debt securities, common equity units and preferred stock.

Basis of Presentation

The condensed financial information of the Holding Company (“Parent Company Only”) should be read in conjunction with the Consolidated Financial Statements of MetLife, Inc. and subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed nonconsolidated financial statements reflect the results of operations, financial position and cash flows for the parent company only. Investments in subsidiaries are accounted for using the equity method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

The condensed unconsolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) except as stated previously which also requires management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from these estimates.

For information on the following, refer to the indicated Notes to the Consolidated Financial Statements of MetLife, Inc.:

•	Business, Basis of Presentation and Summary of Significant Accounting Policies (Note 1)

•	Long-term and Short-term Debt (Note 10)

•	Collateral Financing Arrangements (Note 11)

MetLife, Inc.

Schedule II

Notes to Condensed Financial Information — (Continued)
(Parent Company Only)

•	Junior Subordinated Debentures (Note 12)

•	Common Equity Units (Note 13)

•	Contingencies, Commitments and Guarantees (Note 16)

•	Equity (Note 18)

•	Earnings per Common Share (Note 20)

•	Subsequent Events (Note 25)

2.  Value of Distribution Agreements

As described previously in Note 2 of the Notes to the Consolidated Financial Statements, distribution agreements were executed with Citigroup as part of the Travelers’ acquisition. Information regarding the value of distribution agreements (“VODA”), which are reported in other assets, is as follows:

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

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

	Interest	Maturity	December 31,
Subsidiaries	Rate	Date	2007	2006
			(In millions)

Metropolitan Life Insurance Company	3-month LIBOR + 1.15%	December 31, 2009	$700	$—
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100
Metropolitan Life Insurance Company	5.00%	December 31, 2007	—	800
MetLife Investors USA Insurance Company	7.35%	April 1, 2035	400	400

Total			$1,600	$1,700

In December 2007, MLIC repaid the $800 million surplus note with an interest rate of 5.00% to the Holding Company and then issued to the Holding Company a $700 million surplus note with an interest rate of 3-month LIBOR plus 1.15%.

MetLife, Inc.

Schedule II

Notes to Condensed Financial Information — (Continued)
(Parent Company Only)

Interest income earned on loans to subsidiaries of $105 million, $105 million and $59 million for the years ended December 31, 2007, 2006 and 2005, respectively, is included within net investment income.

Payments of interest and principal on surplus notes, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.

4.	Long-term and Short-term Debt

Long-term Debt

Long-term debt outstanding is as follows:

	December 31,
	2007	2006
	(In millions)

Senior notes:
6.13% due 2011	$750	$750
5.38% due 2012	398	398
5.00% due 2013	497	497
5.50% due 2014	352	352
5.00% due 2015	998	998
5.25% due 2020	787	776
5.38% due 2024	687	677
6.50% due 2032	596	596
5.88% due 2033	200	200
6.38% due 2034	754	754
5.70% due 2035	998	998

Total long-term debt — unaffiliated	7,017	6,996
Total long-term debt — affiliated	500	500

Total	$7,517	$7,496

Issuances

In September 2006, the Holding Company issued $204 million of affiliated long-term debt with an interest rate of 6.07% maturing in 2016.

In March 2006, the Holding Company issued $10 million of affiliated long-term debt with an interest rate of 5.70% maturing in 2016.

In December 2005, the Holding Company issued $286 million of affiliated long-term debt with an interest rate of 5.24% maturing in 2015.

In connection with financing the acquisition of Travelers on July 1, 2005, which is described in Note 2 of the Notes to the Consolidated Financial Statements, the Holding Company issued the following debt:

In June 2005, the Holding Company issued in the United States public market $1.0 billion aggregate principal amount of 5.00% senior notes due June 15, 2015 at a discount of $2.7 million ($997.3 million), and $1.0 billion aggregate principal amount of 5.70% senior notes due June 15, 2035 at a discount of $2.4 million ($997.6 million).

MetLife, Inc.

Schedule II

Notes to Condensed Financial Information — (Continued)
(Parent Company Only)

In connection with the offering, the Holding Company incurred $12 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the respective term of the related senior notes.

In June 2005, the Holding Company issued 400 million pounds sterling ($729.2 million at issuance) aggregate principal amount of 5.25% senior notes due June 29, 2020 at a discount of 4.5 million pounds sterling ($8.1 million at issuance), for aggregate proceeds of 395.5 million pounds sterling ($721.1 million at issuance). These notes were initially offered and sold outside the United States in reliance upon Regulation S under the Securities Act, as amended. In connection with the offering, the Holding Company incurred $4 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the term of the related senior notes.

Repayments

The Holding Company repaid a $500 million 5.25% senior note which matured in December 2006, and a $1,006 million 3.911% senior note which matured in May 2005.

Short-term Debt

At December 31, 2007 and 2006, the Holding Company’s short-term debt of $310 million and $616 million, respectively, consisted of commercial paper. During the years ended December 31, 2007, 2006 and 2005, the commercial paper’s average daily balance was $634 million, $1.1 billion and $104 million, respectively, and was outstanding for an average of 41 days, 32 days and 80 days, respectively, with a weighted average interest rate of 4.9%, 5.2% and 4.2%, respectively.

Interest Expense

Interest expense is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Short-term debt	$33	$59	$2
Long-term debt — unaffiliated	401	430	366
Long-term debt — affiliated	30	20	—
Collateral financing arrangements	84	—	—
Junior subordinated debt securities	183	106	55
Stock purchase contracts	2	3	2

Total interest expense	$733	$618	$425

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  In June 2007, the Holding Company and MetLife Funding, Inc. entered into a $3.0 billion credit agreement with various financial institutions, the proceeds of which are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015. The $1.5 billion credit agreement, with an April 2009

MetLife, Inc.

Schedule II

Notes to Condensed Financial Information — (Continued)
(Parent Company Only)

expiration, and the $1.5 billion credit agreement, with an April 2010 expiration, were both terminated in June 2007 and replaced by the aforementioned facility.

At December 31, 2007, $1.5 billion of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

Committed Facilities.  Information on the committed facilities as of December 31, 2007 is as follows:

					Letter of
					Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration		Capacity	Drawdowns	Issuances	Commitments	(Years)

			(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Re	June 2016	(1)	$500	$—	$490	$10	8
Exeter Reassurance Company Ltd.	December 2027	(2)	650	—	410	240	20
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	(3)	3,500	2,382	—	1,118	30
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037	(2), (4)	2,896	—	1,235	1,661	30

Total			$7,546	$2,382	$2,135	$3,029

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	In May 2007, MetLife Reinsurance Company of South Carolina (“MRSC”) terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various institutional lenders on April 25, 2005. In its place the Company entered into a 30-year collateral financing arrangement as described in Note 5, which may be extended by agreement of the Holding Company and the financial institution on each anniversary of the closing of the facility for an additional one-year period. At December 31, 2007, $2.4 billion had been drawn upon under the collateral financing arrangement.

(4)	In December 2007, Exeter Reassurance Company Ltd. (“Exeter”) terminated four letters of credit, with expirations from March 2025 through December 2026, that were issued under a letter of credit facility with an unaffiliated financial institution in an aggregate amount of $1.7 billion. The letters of credit had served as collateral for Exeter’s obligations under a reinsurance agreement that was recaptured by MLI-USA in December 2007. MLI-USA immediately thereafter entered into a new reinsurance agreement with MetLife Reinsurance Company of Vermont (“MRV”). To collateralize its reinsurance obligations, MRV and the Holding Company entered into a 30-year, $2.9 billion letter of credit facility with an unaffiliated financial institution.

Letters of Credit.  At December 31, 2007, the Holding Company had $1.5 billion in outstanding letters of credit, all of which are associated with the aforementioned credit facilities, from various financial institutions. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

MetLife, Inc.

Schedule II

Notes to Condensed Financial Information — (Continued)
(Parent Company Only)

5.	Related Party Transactions

Dividends

The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. The maximum aggregate amount of dividends which the Holding Company subsidiaries may pay to the Holding Company in 2008 without insurance regulatory approval is $2,438 million.

Financing Arrangements Related to Subsidiaries

As described more fully in Note 12, Junior Subordinated Debentures, of the Notes to the Consolidated Financial Statements during December 2007, MetLife Capital Trust IV (“Trust IV”) issued exchangeable surplus trust securities (the “Trust Securities”) with a face amount of $700 million and a discount of $6 million ($694 million), and a fixed rate of interest of 7.875% up to, but not including, December 15, 2037, the scheduled redemption date. The beneficial interest of Trust IV held by the Holding Company is not represented by an investment in Trust IV but rather by a financing agreement between the Holding Company and Trust IV. The assets of Trust IV are $700 million of 7.375% surplus notes of MLIC, which are scheduled to mature December 15, 2037, and rights under the financing agreement. Under the financing agreement, the Holding Company has the obligation to make payments (i) semiannually at a fixed rate of 0.50% of the surplus notes outstanding and owned by Trust IV or if greater (ii) equal to the difference between the Trust Securities interest payment and the interest received by Trust IV on the surplus notes. The ability of MLIC to make interest and principal payments on the surplus notes to the Holding Company is contingent upon regulatory approval. The Trust Securities, will be exchanged into a like amount of Holding Company junior subordinated debentures on December 15, 2037, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment and the Holding Company is ultimately responsible for repayment of the junior subordinated debentures. The Holding Company’s other rights and obligations as it relates to the deferral of interest, redemption, replacement capital obligation and replacement capital covenant associated with the issuance of the Trust Securities are more fully described in Note 12 of the Notes to the Consolidated Financial Statements of MetLife, Inc.

As described more fully in Note 11, Collateral Financing Arrangements, of the Notes to the Consolidated Financial Statements:

•	In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of the closed block liabilities, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 55 basis points in exchange for the payment of 3-month LIBOR plus 112 basis points, payable quarterly. Under this agreement, the Holding Company may also be required to make payments to the unaffiliated financial institution related to any decline in the market value of the surplus notes and in connection with any early termination of this agreement. The Holding Company’s net cost of 57 basis points has been allocated to MRC. For the year ended December 31, 2007, this amount was immaterial.

•	In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated

MetLife, Inc.

Schedule II

Notes to Condensed Financial Information — (Continued)
(Parent Company Only)

financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 70 basis points, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the market value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. As a result of this agreement, the Holding Company effectively assumed the $2.4 billion liability under the collateral financing arrangement along with a beneficial interest in the trust holding the associated assets. The Holding Company simultaneously contributed to MRSC its beneficial interest in the trust, along with any return to be received on the investment portfolio held by the trust. Interest expense incurred by the Holding Company under the collateral financing arrangement for the year ended December 31, 2007 was $84 million. The allocation of these financing costs of $84 million to MRSC is included in other revenues and recorded as an additional investment in MRSC.

Support Agreements

The Holding Company, in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level risk-based capital (“RBC”), as defined in state insurance statutes. This transaction is more fully described in Note 10, Long-term and Short-term Debt, of the Notes to the Consolidated Financial Statements.

In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital at a level of not less than 200% of the company action level RBC, as defined in state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. This collateral financing arrangement is more fully described in Note 11, Collateral Financing Arrangements, of the Notes to the Consolidated Financial Statements.

In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain total adjusted capital equal to the greater of $250,000 or 100% of MRSC’s authorized control level RBC, as defined in state insurance statutes. This collateral financing arrangement is more fully described in Note 11, Collateral Financing Arrangements, of the Notes to the Consolidated Financial Statements.

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

The Holding Company entered into a net worth maintenance agreement with Mitsui Sumitomo MetLife Insurance Company Limited (“MSMIC”), an investment in Japan of which the Holding Company owns 50% of the equity. Under the agreement, the Holding Company agreed, without limitation as to amount, to cause MSMIC to

MetLife, Inc.

Schedule II

Notes to Condensed Financial Information — (Continued)
(Parent Company Only)

have the amount of capital and surplus necessary for MSMIC to maintain a solvency ratio of at least 400%, as calculated in accordance with the Insurance Business Law of Japan, and to make such loans to MSMIC as may be necessary to ensure that MSMIC has sufficient cash or other liquid assets to meet its payment obligations as they fall due.

During the years ended December 31, 2007, 2006 and 2005, the Holding Company was not required to provide support to any of its subsidiaries under these agreements.

Other

See Note 3 for description of loans to subsidiaries.

See Note 4 for description of the Holding Company’s debt with subsidiaries.

MetLife, Inc.

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2007, 2006 and 2005
(In millions)

		Future Policy
		Benefits, Other
	DAC	Policyholder Funds	Policyholder	Policyholder
	and	and Policyholder	Account	Dividends	Unearned
Segment	VOBA	Dividend Obligation	Balances	Payable	Revenue (1)

2007
Institutional	$923	$55,064	$66,083	$—	$56
Individual	14,236	60,458	55,116	994	1,386
Auto & Home	193	3,324	—	—	—
International	2,648	11,122	4,961	—	544
Reinsurance	3,513	8,456	6,657	—	—
Corporate & Other	8	4,803	4,532	—	—

	$21,521	$143,227	$137,349	$994	$1,986

2006
Institutional	$1,370	$53,511	$59,694	$—	$37
Individual	13,996	59,698	57,208	960	1,206
Auto & Home	190	3,453	—	—	—
International	2,117	9,346	4,198	—	373
Reinsurance	3,152	7,120	6,212	—	—
Corporate & Other	13	4,563	4,636	—	—

	$20,838	$137,691	$131,948	$960	$1,616

2005
Institutional	$1,259	$51,818	$54,180	$—	$27
Individual	13,523	60,103	59,011	917	1,050
Auto & Home	186	3,490	—	—	—
International	1,829	7,981	3,656	—	294
Reinsurance	2,815	6,247	5,504	—	—
Corporate & Other	17	3,503	4,338	—	—

	$19,629	$133,142	$126,689	$917	$1,371

(1)	Amounts are included within the future policy benefits, other policyholder funds and policyholder dividend obligation column.

MetLife, Inc.

Schedule III — (Continued)

Consolidated Supplementary Insurance Information
December 31, 2007, 2006 and 2005
(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses (1)	(Excluding Life)

2007
Institutional	$13,195	$8,179	$16,900	$251	$2,187	$4,972
Individual	8,009	7,052	7,751	1,220	4,529	—
Auto & Home	2,966	196	1,807	468	366	2,982
International	4,091	1,248	2,813	309	1,443	669
Reinsurance	4,910	871	4,251	517	709	—
Corporate & Other	35	1,460	47	11	1,389	—

	$33,206	$19,006	$33,569	$2,776	$10,623	$8,623

2006
Institutional	$12,642	$7,265	$15,960	$182	$2,132	$4,575
Individual	7,717	6,912	7,444	908	4,308	—
Auto & Home	2,924	177	1,717	459	392	2,946
International	3,526	950	2,700	362	1,165	623
Reinsurance	4,348	732	3,744	506	721	—
Corporate & Other	35	1,046	37	5	1,344	—

	$31,192	$17,082	$31,602	$2,422	$10,062	$8,144

2005
Institutional	$12,159	$5,942	$14,428	$174	$2,056	$4,107
Individual	6,961	6,534	7,192	941	3,993	—
Auto & Home	2,911	181	1,994	455	376	2,921
International	2,765	794	2,368	222	780	463
Reinsurance	3,869	606	3,426	650	341	—
Corporate & Other	23	699	(15)	8	947	—

	$28,688	$14,756	$29,393	$2,450	$8,493	$7,491

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.

Schedule IV

Consolidated Reinsurance
December 31, 2007, 2006 and 2005
(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2007
Life insurance in-force	$3,383,737	$758,185	$2,752,060	$5,377,612	51.2%

Insurance premium
Life insurance	$15,203	$1,902	$5,953	$19,254	30.9%
Accident and health	5,900	436	202	5,666	3.6%
Property and casualty insurance	3,065	116	26	2,975	0.9%

Total insurance premium	$24,168	$2,454	$6,181	$27,895	22.2%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2006
Life insurance in-force	$3,602,755	$739,764	$2,104,460	$4,967,451	42.4%

Insurance premium
Life insurance	$14,942	$1,643	$5,069	$18,368	27.6%
Accident and health	5,305	449	135	4,991	2.7%
Property and casualty insurance	3,077	114	90	3,053	2.9%

Total insurance premium	$23,324	$2,206	$5,294	$26,412	20.0%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2005
Life insurance in-force	$3,258,327	$726,946	$1,838,657	$4,370,038	42.1%

Insurance premium
Life insurance	$14,443	$1,498	$4,445	$17,390	25.6%
Accident and health	4,748	388	138	4,498	3.1%
Property and casualty insurance	3,041	132	63	2,972	2.1%

Total insurance premium	$22,232	$2,018	$4,646	$24,860	18.7%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2007 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2007. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-1.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding changes in the Company’s method of accounting for deferred acquisition costs and for income taxes as required by accounting guidance adopted on January 1, 2007.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
February 28, 2008

Item 9B.	Other Information

On February 26, 2008, the Holding Company’s Board of Directors elected Eduardo Castro-Wright and Lulu C. Wang as directors of the Holding Company, effective March 3, 2008. Neither Mr. Castro-Wright nor Ms. Wang has presently been appointed to any committees of the Board of Directors, but Mr. Castro-Wright is expected to be appointed to the Audit, Compensation and Governance Committees of the Board, and Ms. Wang is expected to be appointed to the Governance and Public Responsibility Committees of the Board. With the addition of Mr. Castro-Wright and Ms. Wang, the Board will have 16 members.

Mr. Castro-Wright and Ms. Wang will participate in the non-management director compensation arrangements described in the Holding Company’s 2007 proxy statement. Under the terms of those arrangements, each will receive an annual retainer of $225,000 per year, which will be paid equally in cash and shares of the Holding Company’s common stock. The retainer covers the period of Board service commencing at the Holding Company’s annual shareholders meeting and ending at its next annual shareholders meeting. For the period ending at the 2008 annual shareholders meeting, Mr. Castro-Wright and Ms. Wang will receive a prorated retainer, paid equally in cash and shares of the Holding Company’s common stock, to reflect the length of their service for such period.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal One — Election of Directors,” “Corporate Governance — Information About the Board of Directors,” “Corporate Governance — Board Committees,” “Corporate Governance — Membership on Board Committees” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2008, to be filed by MetLife, Inc. with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2007 (the “2008 Proxy Statement”).

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

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board Committees,” “Corporate Governance — Compensation of Non-Management Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at 2007 Fiscal-Year End,” “Option Exercises and Stock Vested in 2007,” “Pension Benefits,” “Nonqualified Deferred Compensation” and “Potential Payments Upon Termination or Change-in-Control” in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to ownership of the Holding Company’s common stock is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2008 Proxy Statement.

The following table provides information, as of December 31, 2007, regarding the securities authorized for issuance under the Holding Company’s equity compensation plans:

Equity Compensation Plan Information as of December 31, 2007

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights (2)	Warrants and Rights (2)	in Column (a)) (2)
	(a)	(b)	(c)

Equity compensation plans approved
by security holders (1)	33,270,305	$38.83	69,217,955
Equity compensation plans not
approved by security holders	None	—	None
Total	33,270,305	$38.83	69,217,955

(1)	Includes the MetLife, Inc. 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the MetLife, Inc. 2000 Directors Stock Plan (the “2000 Directors Stock Plan”) each of which was approved by MLIC, the sole shareholder of the Holding Company at the time of approval. The policyholders of MLIC entitled to vote on its plan of reorganization (the “Plan”) approved that the Plan, which included both the 2000 Stock Plan and the 2000 Directors Stock Plan. The policyholders entitled to so vote received a summary description of each plan, including the applicable limits on the number of shares available for issuance under each plan.

(2)	The aggregate number of shares of common stock of the Holding Company (“Shares”) reserved for issuance under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), is 68,000,000. As of December 31, 2007, 11,917,472 additional Shares that were available but had not been utilized under the 2000 Stock Plan at the time the 2005 Stock Plan became effective, as well as 588,531 Shares recovered due to forfeiture or expiration of awards under the 2000 Stock Plan from that time through December 31, 2007, are available for issuance under the 2005 Stock Plan.

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

Each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights (including Shares payable on account of Performance Shares, Restricted Stock Units, and Stock-Based Awards) reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.179 Shares. Accordingly, outstanding Preferred Stock Units and outstanding Performance Shares are reflected as reducing the number of Shares remaining for issuance by a factor of 1.179. Each Share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of Shares remaining for issuance under the 2005 Stock Plan by 1.0. Accordingly, outstanding Stock Options are reflected as reducing the number of Shares remaining for issuance by a factor of 1.0.

Share awards to Directors were made under a separate Share award authorization under the 2000 Directors Stock Plan. Those awards have not reduced the number of Shares remaining available for issuance as of December 31, 2007. Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified stock options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). Share awards have been made under the 2005 Directors Stock Plan. The number of Shares reserved for issuance under the 2005 Directors Stock Plan is 2,000,000.

Stock Options outstanding as December 31, 2007 are included in column (a) and are included in column (b) at their weighted average exercise price.

Under the award agreements that apply to the Performance Share awards, Shares are payable to eligible award recipients following the conclusion of the performance period. The number of shares payable is determined by multiplying the number of performance shares by a performance factor (from 0% to 200%) based on the performance of the Holding Company with respect to: (i) change in annual net operating earnings per share; and

(ii) proportionate total shareholder return, as defined, as a percentile of the performance of other companies in the Standard & Poor’s Insurance Index, with regard to the performance period. Performance Shares that were unvested on December 31, 2007, or that vested by December 31, 2007 but whose performance factor has not yet been determined and has not yet become payable, are included in column (a) assuming the maximum performance factor, but are not included in determining the weighted average in column (b) because they have no exercise price.

Under the award agreements that apply to the Restricted Stock Unit awards, Shares are equal to the number of Restricted Stock Units awarded are normally payable to eligible award recipients on the third or later anniversary of the date the Restricted Stock Units were granted. Restricted Stock Units that were unvested by December 31, 2007 are included in column (a), but are not included in determining the weighted average in column (b) because they have no exercise price.

Shares that had become payable from any awards but had been deferred and remained unpaid as of December 31, 2007 are included in column (a), but are not included in determining the weighted average in column (b) because they have no exercise price.

Under both the 2005 Stock Plan and the 2005 Directors Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of the Holding Company) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of the Holding Company, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of the Holding Company, or any similar corporate event or transaction, the appropriate committee of the Board of Directors of the Holding Company (each, a “Committee”), in order to prevent dilution or enlargement of participants’ rights under the applicable plan, shall in its sole discretion substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and shall adjust the number and kind of Shares subject to outstanding awards. Any Shares related to awards under either plan which: (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares; (ii) are settled in cash either in lieu of Shares or otherwise; or (iii) are exchanged with the appropriate Committee’s permission for awards not involving Shares, are available again for grant under the applicable plan. If the option price of any Stock Option granted under either plan or the tax withholding requirements with respect to any award granted under either plan are satisfied by tendering Shares to the Holding Company (by either actual delivery or by attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan. The maximum number of Shares available for issuance under either plan shall not be reduced to reflect any dividends or dividend equivalents that are reinvested into additional Shares or credited as additional Restricted Stock, Restricted Stock Units, or Stock-Based Awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions” and “Corporate Governance — Information About the Board of Directors — Responsibilities, Independence and Composition of the Board of Directors” in the 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal Two — Ratification of Appointment of the Independent Auditor” in the 2008 Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 181.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 181.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2008

METLIFE, INC.

By	/s/ C. Robert Henrikson
Name:     C. Robert Henrikson

Title:	Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sylvia Mathews Burwell Sylvia Mathews Burwell	Director	February 28, 2008

/s/ Burton A. Dole, Jr. Burton A. Dole, Jr.	Director	February 28, 2008

/s/ Cheryl W. Grisé Cheryl W. Grisé	Director	February 28, 2008

/s/ James R. Houghton James R. Houghton	Director	February 28, 2008

/s/ R. Glenn Hubbard R. Glenn Hubbard	Director	February 28, 2008

/s/ Helene L. Kaplan Helene L. Kaplan	Director	February 28, 2008

/s/ John M. Keane John M. Keane	Director	February 28, 2008

/s/ James M. Kilts James M. Kilts	Director	February 28, 2008

/s/ Charles M. Leighton Charles M. Leighton	Director	February 28, 2008

/s/ Hugh B. Price Hugh B. Price	Director	February 28, 2008

Signature	Title	Date

/s/ David Satcher, M.D. David Satcher, M.D.	Director	February 28, 2008

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	February 28, 2008

/s/ William C. Steere, Jr. William C. Steere, Jr.	Director	February 28, 2008

/s/ C. Robert Henrikson C. Robert Henrikson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ William J. Wheeler William J. Wheeler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Joseph J. Prochaska, Jr. Joseph J. Prochaska, Jr.	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

Exhibit Index

Exhibit
No.		Description

2.1		Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Registration Statement on Form S-1 (No. 333-91517) (the “S-1 Registration Statement”))
2.2		Amendment to Plan of Reorganization dated as of March 9, 2000 (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement)
2.3		Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005 (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 4, 2005)
3.1		Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”))
3.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report)
3.3		Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005)
3.4		Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005)
3.5		MetLife, Inc. Amended and Restated By-Laws effective June 19, 2007 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 25, 2007 (the “June 2007 Form 8-K”))
4	.1(a)	Indenture dated as of November 9, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to Senior Debt Securities (Incorporated by reference to Exhibit 4.1(a) to the 2006 Annual Report)
4	.1(b)	Form of Indenture for Senior Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Included in Exhibit 4.1(a) incorporated by reference to Exhibit 4.1(a) to the 2006 Annual Report, except for the name of the trustee)
4.2		Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.125% Senior Notes due December 1, 2011 (Incorporated by reference to Exhibit 4.3 to the 2006 Annual Report)
4.3		Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.375% Senior Notes due December 15, 2012
4.4		Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.50% Senior Notes due December 15, 2032
4.5		Fifth Supplemental Indenture dated as of November 21, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.875% Senior Notes due November 21, 2033 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 21, 2003 (the “Retail Form 8-K”)
4.6		Sixth Supplemental Indenture dated as of November 24, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.00% Senior Notes due November 24, 2013 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 24, 2003 (the “Institutional Form 8-K”))

Exhibit
No.	Description

4.7	Seventh Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 3, 2004 (the “June 2004 Form 8-K”))
4.8	Eighth Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034 (Incorporated by reference to Exhibit 4.3 to the June 2004 Form 8-K)
4.9	Ninth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 23, 2004 (the “July 2004 Form 8-K”))
4.10	Tenth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034 (Incorporated by reference to Exhibit 4.3 to the July 2004 Form 8-K)
4.11	Eleventh Supplemental Indenture dated as of December 9, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.375% Senior Notes due December 9, 2024 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 9, 2004 (the “December 2004 Form 8-K”))
4.12	Twelfth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.00% Senior Notes due June 15, 2015 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 23, 2005 (the “June 23, 2005 Form 8-K”))
4.13	Thirteenth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.70% Senior Notes due June 15, 2035 (Incorporated by reference to Exhibit 4.3 to the June 23, 2005 Form 8-K)
4.14	Fourteenth Supplemental Indenture dated as of June 29, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.25% Senior Notes due June 29, 2020 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 29, 2005 (the “June 29, 2005 Form 8-K”))
4.15	Form of 6.125% Senior Note due December 1, 2011 (Included in Exhibit 4.2 incorporated by reference to Exhibit 4.3 to the 2006 Annual Report)
4.16	Form of 5.375% Senior Note due December 15, 2012 (Included in Exhibit 4.3)
4.17	Form of 6.50% Senior Note due December 15, 2032 (Included in Exhibit 4.4)
4.18	Form of 5.875% Senior Note due November 21, 2033 (Included in Exhibit 4.5 incorporated by reference to Exhibit 4.1 to the Retail Form 8-K)
4.19	Form of 5.00% Senior Note due November 24, 2013 (Included in Exhibit 4.6 incorporated by reference to Exhibit 4.1 to the Institutional Form 8-K)
4.20	Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.7 incorporated by reference to Exhibit 4.1 to the June 2004 Form 8-K)
4.21	Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.8 incorporated by reference to Exhibit 4.3 to the June 2004 Form 8-K)
4.22	Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.9 incorporated by reference to Exhibit 4.1 to the July 2004 Form 8-K)

Exhibit
No.		Description

4.23		Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.10 incorporated by reference to Exhibit 4.3 to the July 2004 Form 8-K)
4.24		Form of 5.375% Senior Note due December 9, 2024 (Included in Exhibit 4.11 incorporated by reference to Exhibit 4.1 to the December 2004 Form 8-K)
4.25		Form of 5.00% Senior Note due June 15, 2015 (Included in Exhibit 4.12 incorporated by reference to Exhibit 4.1 to the June 23, 2005 Form 8-K)
4.26		Form of 5.70% Senior Note due June 15, 2035 (Included in Exhibit 4.13 incorporated by reference to Exhibit 4.3 to the June 23, 2005 Form 8-K)
4.27		Form of 5.25% Senior Note due June 29, 2020 (Included in Exhibit 4.14 incorporated by reference to Exhibit 4.1 to the June 29, 2005 Form 8-K)
4	.28(a)	Indenture dated as of June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to Subordinated Debt Securities (the “Subordinated Indenture”) (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Current Report on Form 8-K dated June 22, 2005 (the “June 22, 2005 Form 8-K”))
4	.28(b)	Form of Indenture for Subordinated Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Incorporated by reference to Exhibit 4.28(a), except for the name of the trustee)
4.29		First Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) (Incorporated by reference to Exhibit 4.6 to the June 22, 2005 Form 8-K)
4.30		Second Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) (Incorporated by reference to Exhibit 4.8 to the June 22, 2005 Form 8-K)
4.31		Third Supplemental Indenture dated as of December 21, 2006 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association) (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 22, 2006 (the “December 2006 Form 8-K”))
4.32		Form of Series A Debenture (Incorporated by reference to Exhibit 4.7 to the June 22, 2005 Form 8-K)
4.33		Form of Series B Debenture (Incorporated by reference to Exhibit 4.9 to the June 22, 2005 Form 8-K)
4.34		Form of junior subordinated debenture (Included in Exhibit 4.31 incorporated by reference to Exhibit 4.3 to the December 2006 Form 8-K)
4.35		Certificate of Trust of MetLife Capital Trust II (Incorporated by reference to Exhibit 4.6 to MetLife, Inc.’s, MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-61282, 333-61282-01 and 333-61282-02) (the “2001 S-3 Registration Statement”))
4.36		Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.7 to the 2001 S-3 Registration Statement)
4.37		Certificate of Amendment to Certificate of Trust of MetLife Capital Trust II (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s, MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-112073, 333-112073-01 and 333-112073-02) (the “2004 S-3 Registration Statement”))
4.38		Certificate of Amendment to Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.6 to the 2004 S-3 Registration Statement)

Exhibit
No.	Description

4.39	Certificate of Trust of MetLife Capital Trust V (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s, MetLife Capital Trust V’s, MetLife Capital Trust VI’s, MetLife Capital Trust VII’s, MetLife Capital Trust VIII’s and MetLife Capital Trust IX’s Registration Statement on Form S-3 (Nos. 333-147180, 333-147180-01, 333-147180-02, 333-147180-03, 333-147180-04 and 333-147180-05) (the “2007 S-3 Registration Statement”))
4.40	Certificate of Trust of MetLife Capital Trust VI (Incorporated by reference to Exhibit 4.4 to the 2007 S-3 Registration Statement)
4.41	Certificate of Trust of MetLife Capital Trust VII (Incorporated by reference to Exhibit 4.5 to the 2007 S-3 Registration Statement)
4.42	Certificate of Trust of MetLife Capital Trust VIII (Incorporated by reference to Exhibit 4.6 to the 2007 S-3 Registration Statement)
4.43	Certificate of Trust of MetLife Capital Trust IX (Incorporated by reference to Exhibit 4.7 to the 2007 S-3 Registration Statement)
4.44	Amended and Restated Declaration of Trust of MetLife Capital Trust II dated as of June 21, 2005 (Incorporated by reference to Exhibit 4.16 to the June 22, 2005 Form 8-K)
4.45	Amended and Restated Declaration of Trust of MetLife Capital Trust III dated as of June 21, 2005 (Incorporated by reference to Exhibit 4.17 to the June 22, 2005 Form 8-K)
4.46	Declaration of Trust of MetLife Capital Trust V (Incorporated by reference to Exhibit 4.8 to the 2007 S-3 Registration Statement)
4.47	Declaration of Trust of MetLife Capital Trust VI (Incorporated by reference to Exhibit 4.9 to the 2007 S-3 Registration Statement)
4.48	Declaration of Trust of MetLife Capital Trust VII (Incorporated by reference to Exhibit 4.10 to the 2007 S-3 Registration Statement)
4.49	Declaration of Trust of MetLife Capital Trust VIII (Incorporated by reference to Exhibit 4.11 to the 2007 S-3 Registration Statement)
4.50	Declaration of Trust of MetLife Capital Trust IX (Incorporated by reference to Exhibit 4.12 to the 2007 S-3 Registration Statement)
4.51	Form of Amended and Restated Declaration of Trust (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement)
4.52	Form of Trust Preferred Security Certificate (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Included in Exhibit 4.53 incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement)
4.53	Guarantee Agreement dated June 21, 2005 by and between MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company National Association (predecessor to The Bank of New York Trust Company, N.A.), as Guarantee Trustee, relating to MetLife Capital Trust II (Incorporated by reference to Exhibit 4.18 to the June 22, 2005 Form 8-K)
4.54	Guarantee Agreement dated June 21, 2005 by and between MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Guarantee Trustee, relating to MetLife Capital Trust III (Incorporated by reference to Exhibit 4.19 to the June 22, 2005 Form 8-K)
4.55	Form of Trust Preferred Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.15 to the 2007 S-3 Registration Statement)
4.56	Form of Common Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.16 to the 2007 S-3 Registration Statement)

Exhibit
No.	Description

4.57	Removal and Appointment of Trustees of MetLife Capital Trust II (Incorporated by reference to Exhibit 4.9 to the 2004 S-3 Registration Statement)
4.58	Removal and Appointment of Trustees of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.10 to the 2004 S-3 Registration Statement)
4.59	Form of Certificate for Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement)
4.60	Rights Agreement dated as of April 4, 2000 between MetLife, Inc. and ChaseMellon Shareholder Services, L.L.C. (predecessor to Mellon Investor Services LLC) (Incorporated by reference to Exhibit 4.48 to the 2006 Annual Report)
4.61	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (see Exhibit 3.2 above)
4.62	Form of Right Certificate (Included as Exhibit B of Exhibit 4.60 incorporated by reference to Exhibit 4.48 to the 2006 Annual Report)
4.63	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.21 to the 2007 S-3 Registration Statement)**
4.64	Form of Deposit Agreement (Incorporated by reference to Exhibit 4.22 to the 2007 S-3 Registration Statement)**
4.65	Form of Depositary Receipt (Included in Exhibit 4.64)**
4.66	Form of Purchase Contract Agreement (Incorporated by reference to Exhibit 4.24 to the 2007 S-3 Registration Statement)**
4.67	Form of Pledge Agreement (Incorporated by reference to Exhibit 4.25 to the 2007 S-3 Registration Statement)**
4.68	Form of Unit Agreement (Incorporated by reference to Exhibit 4.26 to the 2007 S-3 Registration Statement)**
4.69	Stock Purchase Contract Agreement dated June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.1 to the June 22, 2005 Form 8-K)
4.70	Form of Normal Common Equity Unit Certificate (Incorporated by reference to Exhibit 4.2 to the June 22, 2005 Form 8-K)
4.71	Form of Stripped Common Equity Unit Certificate (Incorporated by reference to Exhibit 4.3 to the June 22, 2005 Form 8-K)
4.72	Pledge Agreement dated as of June 21, 2005 among MetLife, Inc., JP Morgan Chase Bank, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Collateral Agent, Custodial Agent and Securities Intermediary, and J.P Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.4 to the June 22, 2005 Form 8-K)
4.73	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (See Exhibit 3.3 above)
4.74	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference of Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005)
4.75	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (See Exhibit 3.4 above)
4.76	Form of Stock Certificate, 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005)

Exhibit
No.	Description

4.77	Replacement Capital Covenant, dated as of December 21, 2006 (Incorporated by reference to Exhibit 4.2 to the December 2006 Form 8-K)
4.78	Replacement Capital Covenant, dated as of December 12, 2007 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 12, 2007)
10.1	Form of Amended and Restated Employment Continuation Agreement with Messrs. Henrikson and Toppeta*
10.2	Amended and Restated Employment Continuation Agreement with Ms. Rein (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated May 20, 2005 (the “May 2005 Form 8-K”))*
10.3	Amended and Restated Employment Continuation Agreement with Ms. Weber*
10.4	Form of Employment Continuation Agreement with Messrs. Launer and Lipscomb (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Third Quarter 2003 10-Q”))*
10.5	Form of Employment Continuation Agreement with Mr. Wheeler (Incorporated by reference to Exhibit 10.7 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Annual Report”))*
10.6	Employment Continuation Agreement with Mr. Kandarian (Incorporated by reference to Exhibit 10.1 to the May 2005 Form 8-K)*
10.7	Form of Termination of Employment Continuation Agreement with Messrs. Henrikson, Wheeler and Toppeta and Mmes. Weber and Rein (effective as of December 17, 2007) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007 (the “December 13, 2007 Form 8-K”)) (also applies to Messrs. Lipscomb and Kandarian)*
10.8	MetLife Executive Severance Plan (effective as of December 17, 2007) (Incorporated by reference to Exhibit 10.2 to the December 13, 2007 Form 8-K)*
10.9	Agreement, Waiver and General Release dated August 18, 2004 between MetLife Group, Inc. and Stewart G. Nagler (Incorporated by reference to Exhibit 10.5 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “Third Quarter 2004 10-Q”))*
10.10	Agreement, dated as of the Effective Date as defined therein, by and between Robert H. Benmosche and MetLife, Inc. (Incorporated by reference to Exhibit 10.65 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))*
10.11	Separation Agreement, Waiver and General Release dated February 16, 2007 between MetLife Group, Inc. and Leland C. Launer, Jr. (Incorporated by reference to Exhibit 10.10 to the 2006 Annual Report)*
10.12	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement)*
10.13	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002*
10.14	Form of Management Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “Second Quarter 2002 10-Q”))*
10.15	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Second Quarter 2002 10-Q)*
10.16	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement)*
10.17	MetLife, Inc. 2000 Directors Stock Plan, as amended effective February 8, 2002*
10.18	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “First Quarter 2004 10-Q”))*

Exhibit
No.	Description

10.19	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005 (Incorporated by reference to Exhibit 10.3 to the First Quarter 2004 10-Q)*
10.20	Form of Management Stock Option Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 28, 2005 (the “February 28, 2005 Form 8-K”))*
10.21	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 2007 10-Q”))*
10.22	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.1 to the First Quarter 2007 10-Q)*
10.23	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.19 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*
10.24	Amendment to Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated January 10, 2006 (the “January 10, 2006 Form 8-K”))*
10.25	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.4 to the January 10, 2006 Form 8-K)*
10.26	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.6 to the First Quarter 2007 10-Q)*
10.27	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.3 to the First Quarter 2007 10-Q)*
10.28	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007) (Incorporated by reference to Exhibit 10.5 to the December 13, 2007 Form 8-K)*
10.29	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of December 31, 2007)*
10.30	Form of Management Performance Share Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.2 to the February 28, 2005 Form 8-K)*
10.31	Clarification of Management Performance Share Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Current Report on Form 8-K dated December 19, 2005 (the “December 2005 Form 8-K”))*
10.32	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.1 to the January 10, 2006 Form 8-K))*
10.33	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.3 to the January 10, 2006 Form 8-K)*
10.34	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007) (Incorporated by reference to Exhibit 10.27 to the 2006 Annual Report)*
10.35	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.5 to the First Quarter 2007 10-Q)*
10.36	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.2 to the First Quarter 2007 10-Q)*
10.37	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007) (Incorporated by reference to Exhibit 10.4 to the December 13, 2007 Form 8-K)*

Exhibit
No.	Description

10.38	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.3 to the December 13, 2007 Form 8-K)*
10.39	Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement)
10.40	Restatement of the Excess Asbestos Indemnity Insurance Policy, dated as of December 31, 1998, between Stockwood Reinsurance Company, Ltd. and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement)
10.41	Restatement of the Excess Asbestos Indemnity Insurance Policy, dated as of December 31, 1998, between European Reinsurance Corporation of America and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.14 to the S-1 Registration Statement)
10.42	Restatement of the Excess Asbestos Indemnity Insurance Policy, dated as of December 31, 1998, between Granite State Insurance Company and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.16 to the S-1 Registration Statement)
10.43	Amended and Restated Five-Year Credit Agreement, dated as of August 15, 2006, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (amending and restating the Amended and Restated Five-Year Credit Agreement, dated as of April 23, 2004, among MetLife, Inc., Metropolitan Life Insurance Company, MetLife Funding, Inc., and the other parties signatory thereto, effective December 21, 2006) (Incorporated by reference to Exhibit 10.33 to the 2006 Annual Report)
10.44	Five-Year Credit Agreement, dated as of April 22, 2005 (“Five-Year Credit Agreement”), among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated April 28, 2005 (the “April 28, 2005 Form 8-K”))
10.45	First Amendment to Five-Year Credit Agreement, dated as of August 15, 2006, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.35 to the 2006 Annual Report)
10.46	Amended and Restated Five-Year Letter of Credit and Reimbursement Agreement, dated as of April 25, 2005, among MetLife, Inc., The Travelers Life and Annuity Reinsurance Company (now known as MetLife Reinsurance Company of South Carolina), and other parties signatory thereto (Incorporated by reference to Exhibit 10.2 to the April 28, 2005 Form 8-K)
10.47	Five-Year $3,000,000,000 Credit Agreement, dated as of June 20, 2007, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the June 2007 Form 8-K)
10.48	Stipulation of Settlement, as amended, relating to Metropolitan Life Insurance Company Sales Practices Litigation (Incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement)
10.49	Long-Term Performance Compensation Plan (for performance periods starting on or after April 1, 2001, as amended) (Incorporated by reference to Exhibit 10.24 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*
10.50	MetLife Annual Variable Incentive Plan (“AVIP”) (Incorporated by reference to Exhibit 10.1 to the First Quarter 2004 10-Q)*
10.51	Amendment Number One to the AVIP (Incorporated by reference to Exhibit 10.2 to the December 2005 Form 8-K)*
10.52	Resolutions of the MetLife, Inc. Board of Directors (adopted December 13, 2005) regarding the selection of performance measures for 2006 awards under the AVIP (Incorporated by reference to Exhibit 10.1 to the December 2005 Form 8-K)*
10.53	Resolutions of the MetLife, Inc. Board of Directors (adopted December 12, 2006) regarding the selection of performance measures for 2007 awards under the AVIP (Incorporated by reference to Exhibit 10.42 to the 2006 Annual Report)*

Exhibit
No.	Description

10.54	Resolutions of the MetLife, Inc. Board of Directors (adopted December 11, 2007) regarding the selection of performance measures for 2008 awards under the AVIP*
10.55	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective May 4, 2005) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter 2005 10-Q”))*
10.56	Amendment, dated as of August 1, 2005, to the Metropolitan Life Auxiliary Savings and Investment Plan (effective as of July 1, 2005) (Incorporated by reference to Exhibit 10.7 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*
10.57	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008)*
10.58	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003 (Incorporated by reference to Exhibit 10.5 to the Third Quarter 2003 10-Q)*
10.59	Amendment Number One to the MetLife Deferred Compensation Plan for Officers, dated May 4, 2005 (Incorporated by reference to Exhibit 10.1 to the First Quarter 2005 10-Q”)*
10.60	Amendment Number Two to The MetLife Deferred Compensation Plan for Officers, effective December 14, 2005 (Incorporated by reference to Exhibit 10.7 to the December 2005 Form 8-K)*
10.61	Amendment Number Three to The MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.48 to the 2006 Annual Report)*
10.62	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 2006 10-Q”))*
10.63	Amendment Number One to The MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007)*
10.64	MetLife Deferred Compensation Plan for Outside Directors, effective December 9, 2003 (Incorporated by reference to Exhibit 10.55 to the 2003 Annual Report)*
10.65	Amendment Number One to The MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.51 to the 2006 Annual Report)*
10.66	MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005) (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2006 10-Q)*
10.67	Amendment Number One to The MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December, 2006, effective February 26, 2007) (Incorporated by reference to Exhibit 10.53 to the 2006 Annual Report)*
10.68	MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005)*
10.69	Summary of Non-Management Director Compensation (effective April 25, 2006) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 20, 2006)*
10.70	General American Life Insurance Company Directors’ Deferred Savings Plan for Non-Employee Directors 2002*
10.71	MetLife Auxiliary Pension Plan dated August 7, 2006 (as amended and restated, effective June 30, 2006) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter 2006 10-Q”))*

Exhibit
No.	Description

10.72	MetLife Auxiliary Pension Plan dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007) (Incorporated by reference to Exhibit 10.57 to the 2006 Annual Report)*
10.73	MetLife Auxiliary Pension Plan dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 28, 2007)*
10.74	MetLife Plan for Transition Assistance for Officers, dated January 7, 2000, as amended (the “MPTA”) (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2004 10-Q)*
10.75	Amendment Number Ten to the MPTA, dated January 26, 2005* (Incorporated by reference to Exhibit 10.55 to the 2005 Annual Report)*
10.76	Amendment Number Eleven to the MPTA, dated February 28, 2006 (Incorporated by reference to Exhibit 10.56 to the 2005 Annual Report)*
10.77	Amendment Number Twelve to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Second Quarter 2006 10-Q)*
10.78	Amendment Number Thirteen to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.2 to the Second Quarter 2006 10-Q)*
10.79	Amendment Number Fourteen to the MPTA, dated January 26, 2007 (Incorporated by reference to Exhibit 10.63 to the 2006 Annual Report)*
10.80	Amendment Number Fifteen to the MPTA, dated June 1, 2007 (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*
10.81	Amendment Number Sixteen to the MPTA, dated December 12, 2007*
10.82	One Madison Avenue Purchase and Sale Agreement, dated as of March 29, 2005, between Metropolitan Life Insurance Company, as Seller, and 1 Madison Venture LLC and Column Financial, Inc., collectively, as Purchaser (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated April 4, 2005 (the “April 4, 2005 Form 8-K”))
10.83	MetLife Building, 200 Park Avenue, New York, NY Purchase and Sale Agreement, dated as of April 1, 2005, between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development, L.L.C., as Purchaser (Incorporated by reference to Exhibit 10.2 to the April 4, 2005 Form 8-K)
10.84	Stuyvesant Town, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Third Quarter 2006 10-Q)
10.85	Peter Cooper Village, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2006 10-Q)
10.86	International Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2005 (the “July 8, 2005 Form 8-K”))
10.87	Domestic Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.2 to the July 8, 2005 Form 8-K)
10.88	Investor Rights Agreement dated as of July 1, 2005 by and among Citigroup Inc., MetLife, Inc. and Citigroup Insurance Holding Corporation (Incorporated by reference to Exhibit 10.3 to the July 8, 2005 Form 8-K)
10.89	Transition Services Agreement dated as of July 1, 2005 by and between Citigroup Inc. and MetLife, Inc. (Incorporated by reference to Exhibit 10.4 to the July 8, 2005 Form 8-K)
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant

Exhibit
No.	Description

23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.

**	Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.