Form 10-Q
period 2008-03-31
METLIFE INC
filed 2008-05-09
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At May 2, 2008, 710,306,273 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
March 31, 2008 (Unaudited) and December 31, 2007

(In millions, except share and per share data)

	March 31,	December 31,
	2008	2007

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $244,270 and $238,761, respectively)	$244,088	$242,242
Equity securities available-for-sale, at estimated fair value (cost: $5,842 and $5,891, respectively)	5,533	6,050
Trading securities, at estimated fair value (cost: $831 and $768, respectively)	808	779
Mortgage and consumer loans	47,777	47,030
Policy loans	10,739	10,419
Real estate and real estate joint ventures held-for-investment	6,962	6,768
Real estate held-for-sale	1	1
Other limited partnership interests	6,349	6,155
Short-term investments	2,612	2,648
Other invested assets	14,357	12,642

Total investments	339,226	334,734
Cash and cash equivalents	10,874	10,368
Accrued investment income	3,382	3,630
Premiums and other receivables	14,998	14,607
Deferred policy acquisition costs and value of business acquired	22,085	21,521
Current income tax recoverable	430	303
Goodwill	5,094	4,910
Other assets	8,473	8,330
Separate account assets	152,570	160,159

Total assets	$557,132	$558,562

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$134,047	$132,262
Policyholder account balances	141,530	137,349
Other policyholder funds	10,631	10,176
Policyholder dividends payable	993	994
Policyholder dividend obligation	119	789
Short-term debt	632	667
Long-term debt	9,652	9,628
Collateral financing arrangements	5,792	5,732
Junior subordinated debt securities	4,474	4,474
Shares subject to mandatory redemption	159	159
Deferred income tax liability	1,462	2,457
Payables for collateral under securities loaned and other transactions	46,649	44,136
Other liabilities	15,423	14,401
Separate account liabilities	152,570	160,159

Total liabilities	524,133	523,383

Contingencies, Commitments and Guarantees (Note 7)

Stockholders’ Equity
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued; 709,434,506 and 729,223,440 shares outstanding at March 31, 2008 and December 31, 2007, respectively	8	8
Additional paid-in capital	17,600	17,098
Retained earnings	20,526	19,884
Treasury stock, at cost; 77,332,158 shares and 57,543,224 shares at March 31, 2008 and December 31, 2007, respectively	(4,108)	(2,890)
Accumulated other comprehensive income (loss)	(1,028)	1,078

Total stockholders’ equity	32,999	35,179

Total liabilities and stockholders’ equity	$557,132	$558,562

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenues
Premiums	$7,593	$6,765
Universal life and investment-type product policy fees	1,417	1,280
Net investment income	4,508	4,521
Other revenues	395	384
Net investment gains (losses)	(886)	(38)

Total revenues	13,027	12,912

Expenses
Policyholder benefits and claims	7,743	6,773
Interest credited to policyholder account balances	1,311	1,376
Policyholder dividends	430	424
Other expenses	2,676	2,896

Total expenses	12,160	11,469

Income from continuing operations before provision for income tax	867	1,443
Provision for income tax	217	416

Income from continuing operations	650	1,027
Loss from discontinued operations, net of income tax	(2)	(10)

Net income	648	1,017
Preferred stock dividends	33	34

Net income available to common shareholders	$615	$983

Income from continuing operations available to common shareholders per common share
Basic	$0.86	$1.32

Diluted	$0.84	$1.29

Net income available to common shareholders per common share
Basic	$0.85	$1.31

Diluted	$0.84	$1.28

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2008 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Income (Loss)
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustments	Adjustment	Total

Balance at December 31, 2007	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179
Cumulative effect of a change in accounting principles, net of income tax (Note 1)				27		(10)			17

Balance at January 1, 2008	1	8	17,098	19,911	(2,890)	961	347	(240)	35,196
Treasury stock transactions, net			502		(1,218)				(716)
Dividends on preferred stock				(33)					(33)
Comprehensive income:
Net income				648					648
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(60)			(60)
Unrealized investment gains (losses), net of related offsets and income tax						(2,188)			(2,188)
Foreign currency translation adjustments, net of income tax							153		153
Defined benefit plans adjustment, net of income tax								(1)	(1)

Other comprehensive income (loss)									(2,096)

Comprehensive income (loss)									(1,448)

Balance at March 31, 2008	$1	$8	$17,600	$20,526	$(4,108)	$(1,287)	$500	$(241)	$32,999

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$3,590	$2,210

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	22,117	29,349
Equity securities	351	693
Mortgage and consumer loans	1,832	1,757
Real estate and real estate joint ventures	87	151
Other limited partnership interests	258	409
Purchases of:
Fixed maturity securities	(27,223)	(34,653)
Equity securities	(299)	(698)
Mortgage and consumer loans	(2,702)	(3,529)
Real estate and real estate joint ventures	(311)	(547)
Other limited partnership interests	(391)	(496)
Net change in short-term investments	49	202
Purchases of businesses, net of cash received of $23 and $0, respectively	(305)	—
Proceeds from sales of businesses	—	25
Net change in other invested assets	(857)	522
Net change in policy loans	(320)	51
Other, net	(24)	(22)

Net cash used in investing activities	(7,738)	(6,786)

Cash flows from financing activities
Policyholder account balances:
Deposits	13,893	12,479
Withdrawals	(10,546)	(12,315)
Net change in payables for collateral under securities loaned and other transactions	2,513	2,294
Net change in short-term debt	(35)	1,926
Long-term debt issued	80	390
Long-term debt repaid	(62)	(37)
Collateral financing arrangements issued	60	—
Dividends on preferred stock	(33)	(34)
Treasury stock acquired	(1,250)	(758)
Stock options exercised	17	29
Other, net	17	40

Net cash provided by financing activities	4,654	4,014

Change in cash and cash equivalents	506	(562)
Cash and cash equivalents, beginning of period	10,368	7,107

Cash and cash equivalents, end of period	$10,874	$6,545

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$161	$77

Income tax	$151	$1,231

Non-cash transactions during the period:
Business acquisitions:
Assets acquired	$1,270	$—
Cash paid	(328)	—

Liabilities assumed	$942	$—

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and fair value of embedded derivatives requiring bifurcation;

(vi)	the fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred tax assets;

(xi)	accounting for reinsurance transactions;

(xii)	accounting for employee benefit plans; and

(xiii)	the liability for litigation and regulatory matters.

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of: (i) the Holding Company and its subsidiaries; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 5. Intercompany accounts and transactions have been eliminated.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or the partnership’s operations.

Minority interest related to consolidated entities included in other liabilities was $1.7 billion and $1.8 billion at March 31, 2008 and December 31, 2007, respectively.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2008, its consolidated results of operations for the three months ended March 31, 2008 and 2007, its consolidated cash flows for the three months ended March 31, 2008 and 2007, and its consolidated statement of stockholders’ equity for the three months ended March 31, 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

Adoption of New Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished. Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying unaudited condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 14 presents the fair value of all assets and liabilities required to be measured at fair value as well as the expanded fair value disclosures required by SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The fair value option is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company elected the fair value option on fixed maturity and equity securities backing certain pension products sold in Brazil. Such securities will now be presented as trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) on the consolidated balance sheet with subsequent changes in fair value recognized in net investment income. Previously, these securities were accounted for as available-for-sale securities in accordance with SFAS 115 and unrealized gains and losses on these securities were recorded as a separate component of accumulated other comprehensive income (loss). The Company’s insurance joint venture in Japan also elected the fair value option for certain of its existing single premium deferred annuities and the assets supporting such liabilities. The fair value option was elected to achieve improved reporting of the asset/liability matching associated with these products. Adoption of SFAS 159 by the Company and its

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Japanese joint venture resulted in an increase in retained earnings of $27 million, net of income tax, at January 1, 2008. The election of the fair value option resulted in the reclassification of $10 million, net of income tax, of net unrealized gains from accumulated other comprehensive income (loss) to retained earnings on January 1, 2008.

Effective January 1, 2008, the Company adopted FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to provide a scope out exception for lease classification and measurement under SFAS No. 13, Accounting for Leases. The Company also adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date is delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets.

Other

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”), which amends SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments. The adoption of SAB 109 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) Implementation Issue E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Future Adoption of New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under SFAS 141(r) and SFAS 160:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Certain acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Derivatives

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Other

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its consolidated financial statements.

In December 2007, the FASB ratified as final the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. The consensus concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. EITF 07-6 applies prospectively to new arrangements entered into and assessments on existing transactions performed in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial statements.

2.	Acquisitions

In 2008, the Company completed, in its International and Institutional segments, acquisitions which were accounted for using the purchase method of accounting. As a result of these acquisitions, goodwill and other intangible assets increased by $169 million and $149 million, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the respective total holdings at:

	March 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$78,251	$1,749	$3,797	$76,203	31.2%
Residential mortgage-backed securities	57,024	874	1,379	56,519	23.2
Foreign corporate securities	37,242	1,835	1,294	37,783	15.6
U.S. Treasury/agency securities	20,246	1,855	14	22,087	9.0
Commercial mortgage-backed securities	19,214	121	687	18,648	7.6
Foreign government securities	13,511	1,969	131	15,349	6.3
Asset-backed securities	12,739	49	1,210	11,578	4.7
State and political subdivision securities	5,726	154	258	5,622	2.3
Other fixed maturity securities	317	10	28	299	0.1

Total fixed maturity securities	$244,270	$8,616	$8,798	$244,088	100.0%

Common stock	$2,540	$390	$167	$2,763	49.9%
Non-redeemable preferred stock	3,302	43	575	2,770	50.1

Total equity securities	$5,842	$433	$742	$5,533	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$77,875	$1,725	$2,174	$77,426	32.0%
Residential mortgage-backed securities	56,267	611	389	56,489	23.3
Foreign corporate securities	37,359	1,740	794	38,305	15.8
U.S. Treasury/agency securities	19,771	1,487	13	21,245	8.8
Commercial mortgage-backed securities	17,676	251	199	17,728	7.3
Foreign government securities	13,535	1,924	188	15,271	6.3
Asset-backed securities	11,549	41	549	11,041	4.6
State and political subdivision securities	4,394	140	115	4,419	1.8
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities	$238,761	$7,932	$4,451	$242,242	100.0%

Common stock	$2,488	$568	$108	$2,948	48.7%
Non-redeemable preferred stock	3,403	61	362	3,102	51.3

Total equity securities	$5,891	$629	$470	$6,050	100.0%

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. Additionally, at March 31, 2008 and December 31, 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $1.9 billion and $2.2 billion, respectively, and unrealized losses of $441 million and $219 million, respectively. These securities are classified within asset-backed securities in the immediately preceding tables. At March 31, 2008, 33% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 57% were guaranteed by financial guarantee insurers who are Aaa rated.

Overall, at March 31, 2008, $7.1 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $3.0 billion, $2.6 billion and $1.5 billion, are included within state and political subdivisions, U.S. corporate securities and asset-backed securities, respectively, and 80% were guaranteed by financial guarantee insurers who are Aaa rated.

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2008
			Equal to or Greater
	Less than 12 months		than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$31,829	$2,510	$12,137	$1,287	$43,966	$3,797
Residential mortgage-backed securities	20,398	1,157	2,254	222	22,652	1,379
Foreign corporate securities	11,446	823	5,352	471	16,798	1,294
U.S. Treasury/agency securities	692	4	260	10	952	14
Commercial mortgage-backed securities	9,338	355	3,982	332	13,320	687
Foreign government securities	2,118	108	433	23	2,551	131
Asset-backed securities	8,641	886	1,439	324	10,080	1,210
State and political subdivision securities	1,886	206	461	52	2,347	258
Other fixed maturity securities	38	28	1	—	39	28

Total fixed maturity securities	$86,386	$6,077	$26,319	$2,721	$112,705	$8,798

Equity securities	$2,347	$511	$827	$231	$3,174	$742

Total number of securities in an unrealized loss position	8,576		2,627

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2007
			Equal to or Greater
	Less than 12 months		than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$29,237	$1,431	$12,119	$743	$41,356	$2,174
Residential mortgage-backed securities	14,404	279	6,195	110	20,599	389
Foreign corporate securities	11,189	484	6,321	310	17,510	794
U.S. Treasury/agency securities	432	3	625	10	1,057	13
Commercial mortgage-backed securities	2,518	102	3,797	97	6,315	199
Foreign government securities	3,593	161	515	27	4,108	188
Asset-backed securities	7,627	442	1,271	107	8,898	549
State and political subdivision securities	1,334	81	476	34	1,810	115
Other fixed maturity securities	91	30	1	—	92	30

Total fixed maturity securities	$70,425	$3,013	$31,320	$1,438	$101,745	$4,451

Equity securities	$2,771	$398	$543	$72	$3,314	$470

Total number of securities in an unrealized loss position	8,395		3,063

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more at:

	March 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$63,587	$11,531	$2,543	$3,091	6,096	1,399
Six months or greater but less than nine months	11,734	146	883	66	993	50
Nine months or greater but less than twelve months	11,948	20	999	6	1,029	49
Twelve months or greater	26,407	46	1,937	15	2,261	92

Total	$113,676	$11,743	$6,362	$3,178

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$49,463	$1,943	$1,670	$555	6,339	644
Six months or greater but less than nine months	17,353	23	844	7	1,461	31
Nine months or greater but less than twelve months	9,410	7	568	2	791	1
Twelve months or greater	31,731	50	1,262	13	3,192	32

Total	$107,957	$2,023	$4,344	$577

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2008 and December 31, 2007, $6.4 billion and $4.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 6% and 4%, respectively, of the cost or amortized cost of such securities.

At March 31, 2008, $3.2 billion of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. Of such unrealized losses of $3.2 billion, $3.1 billion related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $577 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $577 million, $555 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 140 fixed maturity and equity securities, each with a gross unrealized loss at March 31, 2008 of greater than $10 million. These securities represented 23%, or $2.2 billion in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held 30 fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These securities represented 9%, or $459 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

At March 31, 2008 and December 31, 2007, the Company had $9.5 billion and $4.9 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	March 31,	December 31,
	2008	2007

Sector:
U.S. corporate securities	40%	44%
Foreign corporate securities	14	16
Asset-backed securities	13	11
Residential mortgage-backed securities	15	8
Foreign government securities	1	4
Commercial mortgage-backed securities	7	4
Other	10	13

Total	100%	100%

Industry:
Finance	32%	34%
Industrial	3	18
Mortgage-backed	22	12
Utility	6	8
Government	2	4
Consumer	9	3
Other	26	21

Total	100%	100%

As disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being attributable to a rise in market rates caused principally by a current widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $43.1 billion and $41.1 billion and an estimated fair value of $44.2 billion and $42.1 billion were on loan under the program at March 31, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $45.1 billion and $43.3 billion at March 31, 2008 and December 31, 2007, respectively. Security collateral of $19 million and $40 million on deposit from customers in connection with the securities lending transactions at March 31, 2008 and December 31, 2007, respectively, may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Fixed maturity securities	$3,637	$3,598
Equity securities	71	40
Mortgage and consumer loans	715	675
Policy loans	165	157
Real estate and real estate joint ventures	177	235
Other limited partnership interests	132	311
Cash, cash equivalents and short-term investments	111	147
Other	112	153

Total investment income	5,120	5,316
Less: Investment expenses	612	795

Net investment income	$4,508	$4,521

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Fixed maturity securities	$(204)	$(92)
Equity securities	(10)	62
Mortgage and consumer loans	(27)	—
Real estate and real estate joint ventures	(2)	2
Other limited partnership interests	(3)	2
Derivatives	(523)	(51)
Other	(117)	39

Net investment gains (losses)	$(886)	$(38)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $140 million and $3 million for the three months ended March 31, 2008 and 2007, respectively.

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

At March 31, 2008 and December 31, 2007, trading securities were $808 million and $779 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $29 million and $107 million, respectively. The Company had pledged $282 million and $407 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at March 31, 2008 and December 31, 2007, respectively.

During the three months ended March 31, 2008 and 2007, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled ($51) million, and $15 million, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of ($42) million and $8 million for the three months ended March 31, 2008 and 2007, respectively.

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	March 31, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$39,144	$1,355	$1,488	$62,519	$785	$768
Interest rate floors	48,517	866	—	48,937	621	—
Interest rate caps	26,826	18	—	45,498	50	—
Financial futures	8,070	14	20	10,817	89	57
Foreign currency swaps	21,414	2,034	2,023	21,399	1,480	1,724
Foreign currency forwards	5,456	91	80	4,185	76	16
Options	2,610	1,094	1	2,043	713	1
Financial forwards	12,300	141	12	4,600	122	2
Credit default swaps	3,169	62	31	6,850	58	35
Synthetic GICs	3,888	—	—	3,670	—	—
Other	353	3	1	250	43	—

Total	$171,747	$5,678	$3,656	$210,768	$4,037	$2,603

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At March 31, 2008 and December 31, 2007, the Company owned 8,621 and 4,658 equity future contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At March 31, 2008 and December 31, 2007, the Company owned 754,562 and 695,485 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At March 31, 2008 and December 31, 2007, the Company owned 79,725,122 and 77,374,937 equity options, respectively. Fair values of equity options are included in options in the preceding table.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

This information should be read in conjunction with Note 4 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

The Company commenced the use of inflation swaps during the first quarter of 2008. Inflation swaps are used as an economic hedge to reduce inflation risk generated from inflation-indexed liabilities. Inflation swaps are included in other in the preceding table.

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	March 31, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$9,958	$1,063	$158	$10,006	$650	$99
Cash flow	4,656	185	361	4,717	161	321
Foreign Operations	2,789	16	117	1,872	11	119
Non-qualifying	154,344	4,414	3,020	194,173	3,215	2,064

Total	$171,747	$5,678	$3,656	$210,768	$4,037	$2,603

The following table presents the settlement payments recorded in income for the:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Qualifying hedges:
Net investment income	$(2)	$9
Interest credited to policyholder account balances	21	(11)
Other expenses	—	1
Non-qualifying hedges:
Net investment income	(2)	—
Net investment gains (losses)	8	62

Total	$25	$61

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Changes in the fair value of derivatives	$345	$(13)
Changes in the fair value of the items hedged	(340)	14

Net ineffectiveness of fair value hedging activities	$5	$1

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities.

For the three months ended March 31, 2008 and 2007, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months ended March 31, 2008 and 2007 related to such discontinued cash flow hedges were losses of $4 million and $3 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months ended March 31, 2008 and 2007.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(270)	$(208)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(35)	(24)
Amounts reclassified to net investment gains (losses)	(58)	(1)
Amounts reclassified to net investment income	2	5
Amortization of transition adjustment	—	(1)

Other comprehensive income (loss) balance at the end of the period	$(361)	$(229)

At March 31, 2008, $21 million of the deferred net loss on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months ended March 31, 2008 and 2007.

The Company’s consolidated statement of stockholders’ equity for the three months ended March 31, 2008 includes losses of $5 million related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At March 31, 2008 and December 31, 2007, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income (loss) related to these hedges was $374 million and $369 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income (loss) are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (vi) financial forwards to buy and sell securities; (vii) synthetic guaranteed interest contracts; (viii) credit default swaps and total rate of return swaps to synthetically create investments; (ix) basis swaps to better match the cash flows of assets and related liabilities; (x) credit default swaps held in relation to trading portfolios; (xi) swaptions to hedge interest rate risk; and (xii) inflation swaps to reduce risk generated from inflation-indexed liabilities.

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$66	$(173)
Policyholder benefits and claims	$57	$(1)
Net investment income (1)	$76	$—

(1)	Changes in fair value related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting and changes in fair value related to derivatives held in relation to trading portfolios.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; guaranteed investment contracts with equity or bond indexing crediting rates; assumed reinsurance on equity indexed annuities and those related to funds withheld on assumed reinsurance.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of the Company’s embedded derivatives at:

	March 31,	December 31,
	2008	2007
	(In millions)

Net embedded derivatives within asset host contracts	$(161)	$(29)
Net embedded derivatives within liability host contracts	$1,386	$879

The following table presents changes in fair value related to embedded derivatives:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net investment gains (losses)	$(579)	$53
Interest credited to policyholder account balances	$(20)	$(9)
Other expenses	$7	$1

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2008 and December 31, 2007, the Company was obligated to return cash collateral under its control of $1,511 million and $833 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $860 million and $678 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

As of March 31, 2008 and December 31, 2007, the Company provided collateral of $346 million and $162 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of March 31, 2008 and December 31, 2007, the Company pledged collateral of $206 million and $167 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of March 31, 2008 and December 31, 2007, the Company provided cash collateral of $82 million and $102 million, respectively, which is included in premiums and other receivables in the consolidated balance sheet.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Closed Block

On April 7, 2000, (the “Demutualization Date”), MLIC converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving MLIC’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC.

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	March 31,	December 31,
	2008	2007
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,328	$43,362
Other policyholder funds	324	323
Policyholder dividends payable	733	709
Policyholder dividend obligation	119	789
Payables for collateral under securities loaned and other transactions	6,308	5,610
Other liabilities	393	290

Total closed block liabilities	51,205	51,083

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $30,412 and $29,631, respectively)	30,900	30,481
Equity securities available-for-sale, at estimated fair value (cost: $1,578 and $1,555, respectively)	1,739	1,875
Mortgage loans on real estate	7,367	7,472
Policy loans	4,297	4,290
Real estate and real estate joint ventures held-for-investment	305	297
Short-term investments	10	14
Other invested assets	855	829

Total investments	45,473	45,258
Cash and cash equivalents	350	333
Accrued investment income	461	485
Deferred income tax assets	610	640
Premiums and other receivables	140	151

Total assets designated to the closed block	47,034	46,867

Excess of closed block liabilities over assets designated to the closed block	4,171	4,216

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of $232 and $424, respectively	422	751
Unrealized gains (losses) on derivative instruments, net of income tax of ($23) and ($19), respectively	(39)	(33)
Allocated to policyholder dividend obligation, net of income tax of ($43) and ($284), respectively	(76)	(505)

Total amounts included in accumulated other comprehensive income (loss)	307	213

Maximum future earnings to be recognized from closed block assets and liabilities	$4,478	$4,429

Information regarding the closed block policyholder dividend obligation is as follows:

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
	(In millions)

Balance at beginning of period	$789	$1,063
Change in unrealized investment and derivative gains (losses)	(670)	(274)

Balance at end of period	$119	$789

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$651	$676
Net investment income and other revenues	564	583
Net investment gains (losses)	(65)	13

Total revenues	1,150	1,272

Expenses
Policyholder benefits and claims	803	808
Policyholder dividends	371	367
Other expenses	56	59

Total expenses	1,230	1,234

Revenues, net of expenses before income tax	(80)	38
Income tax	(31)	13

Revenues, net of expenses and income tax	$(49)	$25

The change in the maximum future earnings of the closed block is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Balance at end of period	$4,478	$4,451
Less:
Cumulative effect of a change in accounting principle, net of income tax	—	(4)
Balance at beginning of period	4,429	4,480

Change during period	$49	$(25)

MLIC charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Institutional
Group life	$3,370	$3,326	$14,267	$13,997	$2,518	$2,364
Retirement & savings	38,273	37,947	54,380	51,586	214	213
Non-medical health & other	10,785	10,617	516	501	588	597
Individual Traditional life	52,572	52,493	—	—	1,481	1,480
Universal variable life	1,034	985	15,037	14,898	1,609	1,572
Annuities	3,126	3,063	37,998	37,807	74	76
Other	—	—	2,472	2,410	—	—
Auto & Home	3,217	3,273	—	—	40	51
International	10,706	9,826	5,496	4,961	1,403	1,296
Reinsurance	6,340	6,159	6,593	6,657	2,483	2,297
Corporate & Other	4,624	4,573	4,771	4,532	221	230

Total	$134,047	$132,262	$141,530	$137,349	$10,631	$10,176

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2008.

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

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. On January 30, 2007, the trial court signed an order certifying a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect to a common law fraud claim. Plaintiffs and defendants have appealed from this order. The court has directed various forms of class notice.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has not yet directed the manner and form of class notice. MLIC and the Holding Company have served a motion for summary judgment, and plaintiffs have served a motion for partial summary judgment.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

As reported in the 2007 Annual Report, MLIC received approximately 7,200 asbestos-related claims in 2007. During the three months ended March 31, 2008 and 2007, MLIC received approximately 2,000 and 1,600 new asbestos-related claims, respectively. See Note 16 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain.

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. MLIC’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law, and its past experiences: (i) the probable and reasonably estimable liability for asbestos claims already asserted against MLIC, including claims settled but not yet paid; (ii) the probable and reasonably estimable liability for asbestos claims not yet asserted against MLIC, but which MLIC believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying MLIC’s analysis of the adequacy of its recorded liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. MLIC regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through March 31, 2008.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Each asbestos-related policy contains an experience fund and a reference fund that provide for payments to MLIC at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s (“S&P”) 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2007 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $62.2 million with respect to claims for the period of 2002 through 2007 and are estimated, as of March 31, 2008, to be approximately $88.2 million in the aggregate, including future years.

Sales Practices Claims

Over the past several years, MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); General American Life Insurance Company (“GALIC”); Walnut Street Securities, Inc. (“Walnut Street Securities”) and MetLife Securities, Inc. (“MSI”) have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

As of March 31, 2008, there were approximately 140 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

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

In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and in January 2008, MSI received notice of the commencement of an administrative action by the Illinois

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Department of Securities. MSI has filed a motion to dismiss the action. MSI intends to vigorously defend against the claims in this matter.

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

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers have sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. The district court granted in part and denied in part the Company’s motion to dismiss. The plaintiffs have filed an amended complaint, and the Company will file another motion to dismiss.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs assert legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs seek rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In January and May 2008, the court issued orders granting the defendants’ motion to dismiss in part, dismissing all of plaintiffs’ claims except for claims under the Investment Advisers Act. The Company is vigorously defending against the remaining claims in this matter.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.5 billion and $4.3 billion at March 31, 2008 and December 31, 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion and $4.0 billion at March 31, 2008 and December 31, 2007, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $891 million and $1.2 billion at March 31, 2008 and December 31, 2007, respectively.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $2.4 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the three months ended March 31, 2008, the Company recorded $7 million of additional liabilities for guarantees related to certain investment transactions. The term for these liabilities varies, with a maximum of 18 years. The maximum potential amount of future payments the Company could be required to pay under these guarantees is $225 million. The Company’s recorded liabilities were $13 million and $6 million at March 31, 2008 and December 31, 2007, respectively, for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $905 million at March 31, 2008. The credit default swaps expire at various times during the next eight years.

8.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. As of March 31, 2008, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The cash balance formula utilizes hypothetical or notional accounts, which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In millions)

Service cost	$43	$41	$6	$7
Interest cost	97	90	26	26
Expected return on plan assets	(133)	(128)	(23)	(22)
Amortization of prior service cost (credit)	4	3	(9)	(9)
Amortization of net actuarial (gains) losses	5	17	—	—

Net periodic benefit cost	$16	$23	$—	$2

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In millions)

Amortization of prior service cost (credit)	$4	$3	$(9)	$(9)
Amortization of net actuarial (gains) losses	5	17	—	—

Subtotal	9	20	(9)	(9)
Deferred income tax	(4)	(8)	3	3

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax	$5	$12	$(6)	$(6)

As disclosed in Note 17 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report, the Company expected to make, though no contributions were required to be made, discretionary contributions of up to $150 million to the Subsidiaries’ qualified pension plans during 2008. As of March 31, 2008, no discretionary contributions were made to those plans. The Company funds benefit payments for its non-qualified pension and other postretirement plans as due through its general assets.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.	Equity

Preferred Stock

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Company’s Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) and 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares,” together with the Series A preferred shares, collectively, the “Preferred Shares”) is as follows for the three months ended March 31, 2008 and 2007:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	$9	$0.4062500	$24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	$10	$0.4062500	$24

See Note 18 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for further information.

Common Stock

At January 1, 2007, the Company had $216 million remaining under its October 2004 stock repurchase program authorization. In February 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized in October 2004. In September 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the February 2007 program. In January 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which began after the completion of the September 2007 program. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934) and in privately negotiated transactions.

In February 2008, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11.2 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Final settlement of the agreement is scheduled to take place during the second quarter of 2008. The final number of shares the Company is repurchasing under the terms of the agreement and the timing of the final settlement will depend on, among other things, prevailing market conditions and the market prices of the common stock during the repurchase period. The Company recorded the shares initially repurchased as treasury stock.

In December 2007, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6.6 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also in January 2008, the bank delivered 1.1 million additional shares of the Company’s common stock to the Company resulting in a total of 7.7 million shares being repurchased under the agreement. At December 31, 2007, the Company recorded the obligation to pay $450 million to the bank as a reduction of additional paid-in capital. Upon settlement with the bank, the Company increased additional paid-in capital and reduced treasury stock.

In November 2007, the Company repurchased 11.6 million shares of its outstanding common stock at an initial cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Company from third parties and purchased the common stock in the open market to return to such third parties. Also, in November 2007, the Company received a cash adjustment of $19 million based on the trading prices of the common stock during the repurchase period, for a final purchase price of $731 million.

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

The Company repurchased 1.5 million shares through open market purchases for $89 million during the three months ended March 31, 2008. The Company also repurchased 3.1 million shares through open market purchases for $200 million during the year ended December 31, 2007.

The Company repurchased 20.4 million and 11.9 million shares of its common stock for $1.3 billion and $750 million during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, 0.6 million and 1.0 million shares of common stock were issued from treasury stock for $32 million and $42 million, respectively. At March 31, 2008, $261 million remains on the Company’s January 2008 common stock repurchase program. See Note 15 for further information with respect to activity associated with the Company’s common stock repurchase program subsequent to March 31, 2008.

Stock-Based Compensation Plans

Description of Plans

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), authorized the granting of awards in the form of options to buy shares of the Company’s common stock (“Stock Options”) that either qualify as incentive Stock Options under Section 422A of the Internal Revenue Code or are non-qualified. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “Directors Stock Plan”), authorized the granting of awards in the form of the Company’s common stock, non-qualified Stock Options, or a combination of the foregoing to outside Directors of the Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the “2005 Stock Plan”), awards granted may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The Stock Incentive Plan, Directors Stock Plan, 2005 Stock Plan and the 2005 Directors Stock Plan, are hereinafter collectively referred to as the “Incentive Plans.”

As of March 31, 2008, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 55,572,090 and 1,917,520, respectively.

Compensation expense of $53 million and $59 million, and income tax benefits of $19 million and $21 million, related to the Incentive Plans was recognized for the three months ended March 31, 2008 and 2007, respectively. Compensation expense is principally related to the issuance of Stock Options and Performance Shares. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

attainment of retirement eligibility, a greater proportion of the aggregate fair value for awards granted on or after January 1, 2006 is recognized immediately on the grant date.

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

During the three months ended March 31, 2008, the Company granted 3,241,350 Stock Option awards with a weighted average exercise price of $60.51 for which the total fair value on the date of grant was $57 million. The number of Stock Options outstanding as of March 31, 2008 was 27,053,621 with a weighted average exercise price of $41.49.

Compensation expense of $21 million and $24 million related to Stock Options was recognized for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $68 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 2.28 years.

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

During the three months ended March 31, 2008, the Company granted 913,975 Performance Share awards for which the total fair value on the date of grant was $53 million. The number of Performance Shares outstanding as of March 31, 2008 was 3,598,700 with a weighted average fair value of $50.82. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined following the end of the respective performance period. The three-year performance period associated with the Performance Shares awarded for 2005 was completed effective December 31, 2007. The final performance factor will be applied to the 965,525 Performance Shares associated with the 2005 grant outstanding as of December 31, 2007 and will result in the issuance of approximately 1,931,050 shares of the Company’s common stock.

Compensation expense of $32 million and $35 million related to Performance Shares was recognized for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $95 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 2.16 years.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net income	$648	$1,017
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	(60)	(14)
Unrealized investment gains (losses), net of related offsets and income tax	(2,188)	265
Foreign currency translation adjustment, net of income tax	153	27
Defined benefit plans adjustment, net of income tax	(1)	6

Other comprehensive income (loss):	(2,096)	284

Comprehensive income (loss)	$(1,448)	$1,301

10.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions)

Compensation	$852	$866
Commissions	1,065	925
Interest and debt issue costs	319	252
Amortization of DAC and VOBA	415	780
Capitalization of DAC	(811)	(851)
Rent, net of sublease income	90	74
Minority interest	21	84
Insurance tax	191	181
Other	534	585

Total other expenses	$2,676	$2,896

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended
	March 31,
	2008	2007
	(In millions, except share
	and per share data)

Weighted average common stock outstanding for basic earnings per common share	720,392,991	752,658,844
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	3,597,970	5,973,435
Exercise or issuance of stock-based awards	8,731,181	10,475,352

Weighted average common stock outstanding for diluted earnings per common share	732,722,142	769,107,631

Earnings per common share:
Income from continuing operations	$650	$1,027
Preferred stock dividends	33	34

Income from continuing operations available to common shareholders	$617	$993

Basic	$0.86	$1.32

Diluted	$0.84	$1.29

Net income	$648	$1,017
Preferred stock dividends	33	34

Net income available to common shareholders	$615	$983

Basic	$0.85	$1.31

Diluted	$0.84	$1.28

The Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units include stock purchase contracts issued by the Company. The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the periods ended March 31, 2008 and 2007, the average closing price for each of the 20 trading days before March 31, 2008 and 2007, was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share. See Note 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for a description of the common equity units.

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

Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance, non-medical health insurance, such as short and long-term disability, long-term care, and

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

dental insurance, and other insurance products and services. Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. Through the Company’s majority-owned subsidiary, Reinsurance Group of America, Inc. (“RGA”), the Reinsurance segment provides reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2008 and 2007. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For the Three Months Ended			Auto &			Corporate &
March 31, 2008	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$3,573	$1,067	$744	$904	$1,298	$7	$7,593
Universal life and investment-type product policy fees	224	903	—	290	—	—	1,417
Net investment income	2,030	1,697	53	269	189	270	4,508
Other revenues	190	148	10	7	30	10	395
Net investment gains (losses)	(731)	(103)	(11)	135	(156)	(20)	(886)
Policyholder benefits and claims	3,912	1,377	478	826	1,140	10	7,743
Interest credited to policyholder account balances	684	506	—	47	74	—	1,311
Policyholder dividends	—	427	1	2	—	—	430
Other expenses	574	988	204	428	129	353	2,676

Income from continuing operations before provision for income tax	116	414	113	302	18	(96)	867
Provision for income tax	31	137	22	116	6	(95)	217

Income from continuing operations	85	277	91	186	12	(1)	650
Loss from discontinued operations, net of income tax	(1)	(1)	—	—	—	—	(2)

Net income	$84	$276	$91	$186	$12	$(1)	$648

For the Three Months Ended			Auto &			Corporate &
March 31, 2007	Institutional	Individual	Home	International	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$3,125	$1,075	$716	$715	$1,126	$8	$6,765
Universal life and investment-type product policy fees	191	853	—	236	—	—	1,280
Net investment income	1,915	1,732	48	250	206	370	4,521
Other revenues	190	146	11	13	18	6	384
Net investment gains (losses)	(88)	15	12	24	(6)	5	(38)
Policyholder benefits and claims	3,475	1,363	430	592	902	11	6,773
Interest credited to policyholder account balances	726	507	—	78	65	—	1,376
Policyholder dividends	—	422	1	1	—	—	424
Other expenses	600	1,049	202	387	325	333	2,896

Income from continuing operations before provision for income tax	532	480	154	180	52	45	1,443
Provision for income tax	180	165	41	49	18	(37)	416

Income from continuing operations	352	315	113	131	34	82	1,027
Income (loss) from discontinued operations, net of income tax	4	—	—	(31)	—	17	(10)

Net income	$356	$315	$113	$100	$34	$99	$1,017

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31,	December 31,
	2008	2007
	(In millions)

Institutional	$205,989	$204,005
Individual	243,484	250,691
Auto & Home	5,521	5,672
International	29,529	26,357
Reinsurance	21,612	21,331
Corporate & Other	50,997	50,506

Total	$557,132	$558,562

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended March 31, 2008 and 2007. Revenues from U.S. operations were $10.8 billion and $11.2 billion for the three months ended March 31, 2008 and 2007, respectively, which represented 83% and 87%, respectively, of consolidated revenues.

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

The following information presents the components of income (loss) from discontinued real estate operations:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Investment income	$—	$7
Investment expense	(2)	(4)
Net investment gains	—	5

Total revenues	(2)	8
Provision for income tax	—	3

Income (loss) from discontinued operations, net of income tax	$(2)	$5

The carrying value of real estate related to discontinued operations was $1 million at both March 31, 2008 and December 31, 2007.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the discontinued real estate operations by segment:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net investment income
Institutional	$(1)	$2
Individual	(1)	—
Corporate & Other	—	1

Total net investment income	$(2)	$3

Net investment gains (losses)
Institutional	$—	$5
Individual	—	—
Corporate & Other	—	—

Total net investment gains (losses)	$—	$5

Operations

On August 31, 2007, MetLife Insurance Limited (“MetLife Australia”) completed the sale of its annuities and pension businesses to a third party for $25 million in cash consideration resulting in a gain upon disposal of $41 million, net of income tax. The Company reclassified the assets and liabilities of the annuities and pension businesses within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $34 million, net of income tax, for the three months ended March 31, 2007, because the Company no longer had the intent to hold such securities.

The following table presents the amounts related to the operations and financial position of MetLife Australia’s annuities and pension businesses:

Three Months Ended
March 31, 2007
(In millions)

Revenues	$25
Expenses	21

Income before provision for income tax	4
Provision for income tax	1
Net investment gain (loss), net of income tax	(34)

Income (loss) from discontinued operations, net of income tax	$(31)

On January 31, 2005, the Company completed the sale of SSRM Holdings, Inc. (“SSRM”) to a third party. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife has had an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14.	Fair Value

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The fair value of the Company’s financial instruments which are measured at fair value in the consolidated financial statements is estimated as follows:

•	Fixed Maturity, Equity and Trading Securities and Short-Term Investments — When available, the estimated fair value of the Company’s fixed maturity, equity and trading securities as well as certain short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

•	Derivatives — The fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

inputs that are significant to the fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

•	Embedded Derivatives — Embedded derivatives principally include certain variable annuity riders, certain guaranteed investment contracts with equity or bond indexed crediting rates, assumed reinsurance on equity indexed annuities and those related to funds withheld on assumed reinsurance. Embedded derivatives are recorded in the financial statements at fair value with changes in fair value adjusted through net income.

The Company offers certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of SFAS No. 157, the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as it claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the fair value of the riders that could materially affect net income.

The fair value of the embedded equity and bond indexed derivatives contained in certain guaranteed investment contracts is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. The fair value of these embedded derivatives are included, along with their guaranteed investment contract host, within policyholder account balances with changes in fair value recorded in net investment gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The fair value of the embedded derivatives in the assumed reinsurance on equity indexed annuities is determined using a market standard method, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit that takes into consideration the Company’s claims paying ability. The capital market inputs to the model, such as equity indexes, equity volatility, interest rates and the credit adjustment, are generally observable. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment. The fair value of these embedded derivatives is included within policyholder account balances, along with the reinsurance host contract, with changes in fair value recorded in interest credited to policyholder account balances. The Company also retrocedes reinsurance on equity indexed annuities. The embedded derivatives on such retrocessions are computed in a similar manner and are included within premiums and other receivables with changes in fair value recorded in other expenses. Market conditions including, but not limited to, changes in interest rates, equity indices and equity volatility; changes in the Company’s own credit standing; and variations in actuarial assumptions may result in significant fluctuations in the fair value of these embedded derivatives which could materially affect net income.

The fair value of the embedded derivatives within funds withheld at interest related to certain assumed reinsurance is determined based on the change in fair value of the underlying assets in a reference portfolio backing the funds withheld receivable. The fair value of the underlying assets is generally based on observable market data using valuation methods similar to those used for assets held directly by the Company. However, the valuation also requires certain inputs, based on actuarial assumptions regarding policyholder behavior, which are generally not observable and may require use of significant management judgment. The fair value of these embedded derivatives are included, along with their funds withheld hosts, in other invested assets with changes in fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates, market volatility or assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at fair value in the unaudited interim condensed consolidated financial statements and respective changes in fair value could materially affect net income.

•	Separate Account Assets — Separate account assets are carried at fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The fair value of separate account assets are based on the fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The fair value of mutual funds is based upon quoted prices or reported net assets values (“NAVs”) provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. The fair value of hedge funds is based upon NAVs provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The fair value of mortgage loans is

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

The fair value of assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$67,988	$8,215	$76,203
Residential mortgage-backed securities	—	54,653	1,866	56,519
Foreign corporate securities	2	30,159	7,622	37,783
U.S. Treasury/agency securities	5,737	16,288	62	22,087
Commercial mortgage-backed securities	—	18,096	552	18,648
Foreign government securities	558	13,878	913	15,349
Asset-backed securities	—	7,407	4,171	11,578
State and political subdivision securities	8	5,477	137	5,622
Other fixed maturity securities	11	15	273	299

Total fixed maturity securities	6,316	213,961	23,811	244,088

Equity securities:
Common stock	1,965	589	209	2,763
Non-redeemable preferred stock	113	700	1,957	2,770

Total equity securities	2,078	1,289	2,166	5,533

Trading securities	233	396	179	808
Short-term investments (1)	1,348	798	156	2,302
Derivative assets (2)	14	4,434	1,230	5,678
Net embedded derivatives within asset host contracts (3)	—	—	(144)	(144)
Separate account assets (4)	117,653	33,336	1,581	152,570

Total assets	$127,642	$254,214	$28,979	$410,835

Liabilities
Derivative liabilities (2)	$20	$3,621	$15	$3,656
Net embedded derivatives within liability host contracts (3)	—	25	1,361	1,386
Trading liabilities (5)	29	—	—	29

Total liabilities	$49	$3,646	$1,376	$5,071

(1)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at fair value (e.g. time deposits, money market funds, etc.).

(2)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. The amounts are presented gross in the table above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following table.

(3)	Net embedded derivatives within asset host contracts are principally presented within other invested assets with certain amounts included within premiums and other receivables. Fixed maturity securities also

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

includes embedded derivatives of ($17) million. Net embedded derivatives within liability host contracts are presented within policyholder account balances.

(4)	Separate account assets are measured at fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the fair value of separate account assets as prescribed by SOP 03-1.

(5)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities, exchange-traded common stock, and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity securities priced principally through independent pricing services. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock priced principally through independent pricing services and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account. Hedge funds owned by separate accounts are also included within this level. Embedded derivatives include embedded equity derivatives contained in certain guaranteed investment contracts.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; asset backed securities — including all of those supported by sub-prime mortgage loans; and other fixed maturities securities such as structured securities. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives this category includes: financial forwards including swap spread locks with maturities which extend beyond observable periods and equity variance swaps with unobservable volatility inputs; foreign currency swaps which are cancelable and priced through broker quotes; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

priced through brokers or with liquidity adjustments; foreign currency forwards priced via broker quotes; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives included within this level include embedded derivatives associated with variable annuity riders, assumed reinsurance on equity indexed annuities as well as embedded derivatives related to funds withheld on assumed reinsurance.

A rollforward of the fair value measurements for all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	for the Three Months Ended March 31, 2008
				Total Realized/Unrealized
				Gains (Losses) included in:
		Impact of				Purchases,
	Balance,	SFAS 157	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	and SFAS 159	January 1,		Comprehensive	Issuances and	and/or Out of	March 31,
	2007	Adoption (1)	2008	Earnings (2, 3)	Income (Loss)	Settlements (4)	Level 3 (5)	2008
	(In millions)

Fixed maturity securities	$24,854	$(8)	$24,846	$(19)	$(788)	$144	$(372)	$23,811
Equity securities	2,385	—	2,385	(36)	(179)	3	(7)	2,166
Trading securities	183	8	191	(5)	—	2	(9)	179
Short-term investments	179	—	179	—	—	2	(25)	156
Net derivatives (6)	789	(1)	788	402	—	25	—	1,215
Separate account assets (7)	1,464	—	1,464	(8)	—	159	(34)	1,581
Net embedded derivatives (8)	(843)	41	(802)	(661)	—	(42)	—	(1,505)

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/losses. Impairments are included within net investment gains (losses) which is reported within the earnings caption of total gains/losses. Lapses associated with embedded derivatives are included with the earnings caption of total gains/losses.

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the three months ended March 31, 2008 due to changes in fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains (Losses) included in Earnings
	for the Three Months Ended March 31, 2008:
			Interest
	Net	Net	Credited to
	Investment	Investment	Policyholder	Other
	Income	Gains (Losses)	Account Balances	Expenses	Total
	(In millions)

Fixed maturity securities	$32	$(51)	$—	$—	$(19)
Equity securities	—	(36)	—	—	(36)
Trading securities	(5)	—	—	—	(5)
Net derivatives	23	379	—	—	402
Net embedded derivatives	—	(630)	(38)	7	(661)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the three months ended March 31, 2008 for Level 3 assets and liabilities that are still held at March 31, 2008.

	Changes in Unrealized Gains (Losses)
	for the Three Months Ended March 31, 2008 Relating to Assets Held at March 31, 2008:
			Interest
	Net	Net	Credited to
	Investment	Investment	Policyholder	Other
	Income	Gains (Losses)	Account Balances	Expenses	Total
	(In millions)

Fixed maturity securities	$33	$(26)	$—	$—	$7
Equity securities	—	(37)	—	—	(37)
Trading securities	(3)	—	—	—	(3)
Net derivatives	23	373	—	—	396
Net embedded derivatives	—	(633)	(53)	8	(678)

Nonrecurring Fair Value Measurements

Certain non-financial assets are measured at fair value on a non-recurring basis (e.g. goodwill and other intangibles considered impaired). At March 31, 2008, the Company held $474 million in impaired mortgage loans, of which $435 million relate to mortgage loans held-for-sale, that were recorded based on the fair value of the underlying collateral or broker quotes, if lower. These impaired mortgage loans were recorded at fair value and represent a nonrecurring fair value measurement. The fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $29 million for the three months ended March 31, 2008.

15.	Subsequent Events

On April 22, 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which will begin after the completion of the $1 billion common stock repurchase program authorized in January 2008.

On April 8, 2008, MetLife Capital Trust X, a VIE consolidated by the Company, issued $750 million of exchangeable surplus trust securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s unaudited interim condensed consolidated financial statements included elsewhere herein.

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

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007

The Company reported $615 million in net income available to common shareholders and earnings per diluted common share of $0.84 for the three months ended March 31, 2008 compared to $983 million in net income available to common shareholders and earnings per diluted common share of $1.28 for the three months ended March 31, 2007. Net income available to common shareholders decreased by $368 million, or 37%, for the three months ended March 31, 2008 compared to the 2007 period.

The decrease in net income available to common shareholders was principally due to an increase in net investment losses of $551 million, net of income tax, primarily due to increased losses on derivatives, primarily interest rate swaps due to declining short-term interest rates, foreign exchange swaps due to the decline in the U.S. dollar with respect to several foreign currencies, increased losses on various guaranteed minimum benefit riders, partially offset by a gain from the widening of the Company’s own credit spread, an increase in foreign currency translation losses and impairments on fixed maturity and equity securities and mortgage and consumer loans.

The net effect of increases in premiums, fees and other revenues of $634 million, net of income tax, across all of the Company’s operating segments and increases in policyholder benefit and claims and policyholder dividends of $634 million, net of income tax, was attributable to overall business growth.

A decrease in interest credited to policyholder account balances of $42 million, net of income tax, resulted from the decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, offset by an increase solely from growth in the average policyholder account balance, primarily the result of continued growth in the global GIC and funding agreement products all of which occurred within the Institutional segment. Additionally, interest credited declined within the International segment as a result of a reduction in interest credited to unit-linked policyholder liabilities resulting from losses in the related trading portfolios.

The decrease in other expenses of $143 million, net of income tax, was principally driven by lower DAC amortization resulting from higher net investment losses, higher DAC amortization in the prior period due to the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) and lower DAC amortization in the current period resulting from the change in the value of embedded derivatives associated with modified coinsurance arrangements primarily as a result of the impact of widening credit spreads in the U.S. debt markets and changes in risk-free rates used in the computation of the value of the embedded derivatives. Other expenses also decreased due to a reduction in minority interest expense, lower corporate support expenses, and the reduction of a servicing obligation in Argentina. Offsetting these decreases were higher interest expense as well as the impact of foreign currency and business growth within the International segment.

The remainder of the variance is due to the change in effective tax rates between periods.

Acquisitions

In 2008, the Company completed, in its International and Institutional segments, acquisitions which were accounted for using the purchase method of accounting. As a result of these acquisitions, goodwill and other intangible assets increased by $169 million and $149 million, respectively.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial and Economic Environment.  The stress experienced by global capital markets that began in the second half of 2007 continued and increased during the first quarter of 2008. During 2007 and the first quarter of 2008, the global capital markets reassessed the credit risk inherent in sub-prime mortgage loans, which led to a broad repricing of credit risk assets and strained market liquidity. Global central banks intervened to stabilize market conditions and protect against downside risks to economic growth. The U.S. Federal Reserve intervened to provide emergency funding to the nation’s fifth largest investment bank during the first quarter of 2008 in addition to using new techniques to improve market liquidity. Still, market and economic conditions deteriorated further. The economic community’s consensus outlook of global economic growth is lower for calendar year 2008, with a majority of economists forecasting a recessionary environment. The global capital markets have adjusted towards this consensus outlook, with interest rates and equity prices falling and risk spreads widening further during the first quarter of 2008. Slow growth and recessionary periods are often associated with declining asset prices, lower interest rates, credit rating agency downgrades and increasing default losses. The global capital markets are also less liquid now than in more normal environments. Liquidity conditions impact the cost of purchasing and selling assets and, at times, the ability to purchase or sell assets. These adjustments in the global capital markets have also resulted in higher realized and expected volatility.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and fair value of embedded derivatives requiring bifurcation;

(vi)	the fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred tax assets;

(xi)	accounting for reinsurance transactions;

(xii)	accounting for employee benefit plans; and

(xiii)	the liability for litigation and regulatory matters.

The application of purchase accounting requires the use of estimation techniques in determining the fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying the Company’s accounting policies, which are more fully described in the 2007 Annual Report, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Investments

The Company’s principal investments are in fixed maturity, equity and trading securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnership interests, short-term investments, and other invested assets. The Company’s investments are exposed to three primary sources of risk: credit, interest rate and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of fair values, the recognition of impairments, the recognition of income on certain investments, and the potential consolidation of previously unconsolidated entities.

The Company’s investments in fixed maturity and equity securities, which are classified as available-for-sale, investments in trading securities, and certain short-term investments are reported at their estimated fair value. In determining the estimated fair value of these securities, various methodologies, assumptions and inputs are utilized, as described further below.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

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

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities, certain structured investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Additionally, when the Company enters into certain structured investment transactions, real estate joint ventures and other limited partnerships for which the Company may be deemed to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(r)”), it may be required to consolidate such investments. The accounting rules for the determination of the primary beneficiary are complex and require evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.

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

The fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for over-the-counter derivatives. The determination of fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves, and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: broker quotes, credit correlation assumptions, references to emerging market currencies, and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility, or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income. Also, fluctuations in the fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

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

Embedded Derivatives

Embedded derivatives principally include certain variable annuity riders, certain guaranteed investment contracts with equity or bond indexed crediting rates, assumed reinsurance on equity indexed annuities and those related to funds withheld on assumed reinsurance. Embedded derivatives are recorded in the financial statements at fair value with changes in fair value adjusted through net income.

The Company offers certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as it claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the fair value of the riders that could materially affect net income.

The fair value of the embedded equity and bond indexed derivatives contained in certain guaranteed investment contracts is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. The fair value of these embedded derivatives are included, along with their guaranteed investment contract host, within policyholder account balances with changes in fair value recorded in net investment gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

The fair value of the embedded derivatives in the assumed reinsurance on equity indexed annuities is determined using a market standard method, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit that takes into consideration the Company’s claims paying ability. The capital market inputs to the model, such as equity indexes, equity volatility, interest rates and the credit adjustment, are generally observable. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment. The fair value of these embedded derivatives is included within policyholder account balances, along with the reinsurance host contract, with changes in fair value recorded in interest credited to policyholder account balances. The Company also retrocedes reinsurance on equity indexed annuities. The embedded derivatives on such retrocessions are computed in a similar manner and are included within premiums and other receivables with changes in fair value recorded in other expenses. Market conditions including, but not limited to, changes in interest rates, equity indices and equity volatility; changes in the Company’s own credit standing; and variations in actuarial assumptions may result in significant fluctuations in the fair value of these embedded derivatives which could materially affect net income.

The fair value of the embedded derivatives within funds withheld at interest related to certain assumed reinsurance is determined based on the change in fair value of the underlying assets in a reference portfolio backing the funds withheld receivable. The fair value of the underlying assets is generally based on observable market data using valuation methods similar to those used for assets held directly by the Company. However, the valuation also requires certain inputs, based on actuarial assumptions regarding policyholder behavior, which are generally not observable and may require use of significant management judgment. The fair value of these embedded derivatives are included, along with their funds withheld hosts, in other invested assets with changes in fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates, market volatility or assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at fair value in the unaudited interim condensed consolidated financial statements and respective changes in fair value could materially affect net income.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of approximately $100 million with an offset to the Company’s unearned revenue liability of approximately $25 million for this factor.

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

Future policy benefit liabilities for minimum death and certain income benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies are based on estimates of the expected value of benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

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

The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company may be required to change its provision for income taxes when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the period these changes occur.

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

Employee Benefit Plans

Certain subsidiaries of the Holding Company sponsor and/or administer pension and other postretirement plans covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its external consulting actuarial firm, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$7,593	$6,765
Universal life and investment-type product policy fees	1,417	1,280
Net investment income	4,508	4,521
Other revenues	395	384
Net investment gains (losses)	(886)	(38)

Total revenues	13,027	12,912

Expenses
Policyholder benefits and claims	7,743	6,773
Interest credited to policyholder account balances	1,311	1,376
Policyholder dividends	430	424
Other expenses	2,676	2,896

Total expenses	12,160	11,469

Income from continuing operations before provision for income tax	867	1,443
Provision for income tax	217	416

Income from continuing operations	650	1,027
Income (loss) from discontinued operations, net of income tax	(2)	(10)

Net income	648	1,017
Preferred stock dividends	33	34

Net income available to common shareholders	$615	$983

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007 — The Company

Income from Continuing Operations

Income from continuing operations decreased by $377 million, or 37%, to $650 million for the three months ended March 31, 2008 from $1,027 million for the comparable 2007 period.

The following table provides the change from the prior period in income from continuing operations by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$(267)	71%
Corporate & Other	(83)	22
Individual	(38)	10
Auto & Home	(22)	6
Reinsurance	(22)	6
International	55	(15)

Total change, net of income tax	$(377)	100%

The Institutional segment’s income from continuing operations decreased primarily due to higher net investment losses, partially offset by an increase in interest margins, an increase in underwriting results, and lower expenses related to DAC amortization resulting from the implementation of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the prior year, partially offset by an increase in non-deferrable volume-related expenses and corporate support expenses.

Corporate & Other’s income from continuing operations decreased primarily due to lower net investment income, higher interest expenses, higher net investment losses and higher legal costs, partially offset by a lower corporate expenses, lower interest credited to bankholder deposits, lower interest on uncertain tax positions, and higher other revenues.

The Individual segment’s income from continuing operations decreased primarily due to an increase in net investment losses, unfavorable underwriting results in life products, an increase in interest credited to policyholder account balances, a decrease in interest margins and an increase in policyholder dividends. These decreases in income from continuing operations were partially offset by higher fee income from separate account products, lower DAC amortization, lower annuity benefits, higher net investment income on blocks of business not driven by interest margins and lower expenses driven by a write-off of a receivable in the prior year, partially offset by an increase in non-deferrable volume-related expenses.

The Auto & Home segment’s income from continuing operations decreased primarily due to an increase in policyholder benefits and claims, as a result of higher claim frequencies, an increase in catastrophe losses, a reduction in favorable development of prior year losses, higher earned exposures, and an increase in unallocated claims adjusting expenses, partially offset by lower losses due to severity. This decrease in income from continuing operations was partially offset by an increase in premiums related to increased exposures, the change in estimate on auto rate refunds due to a regulatory examination and an decrease in catastrophe reinsurance costs. Also offsetting the decrease in income from continuing operations was an increase in net investment income. Negatively impacting net income was a decrease in other revenues and net investment gains, and an increase in other expenses. Also, income taxes contributed to income from continuing operations due to the favorable resolution of a prior year audit and a greater proportion of tax advantaged income.

The Reinsurance segment’s income from continuing operations decreased primarily due to an increase in policyholder benefits and claims, an increase in net investment losses which was due to a decrease in the fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis, a decrease in net investment income, an increase in interest credited to policyholder account balances, offset by an increase in premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business, an increase in other revenues and a decrease in other expenses.

The increase in the International segment’s income from continuing operations was primarily attributable to an increase in investment gains and the following factors:

•	An increase in Argentina’s income from continuing operations primarily due to a reduction in the liability for pension servicing obligations, as well as a decrease in claims and market indexed liabilities resulting from pension reform. Argentina also benefited more significantly in the prior year from the utilization of tax loss carryforwards against which valuation allowances had been previously established.

•	Ireland’s income from continuing operations increased primarily due to foreign currency transactions gains, partially offset by the utilization in the prior year of net operating losses for which a valuation allowance had been previously established.

•	Hong Kong’s income from continuing operations increased due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth.

•	Chile’s income from continuing operations increased due to higher institutional sales and growth in the annuity business.

•	Australia’s and the United Kingdom’s income from continuing operations increased due to business growth.

•	Mexico’s income from continuing operations decreased primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, the favorable impact in the prior year of a decrease in experience refunds on Mexico’s institutional business, higher expenses related to business growth and the infrastructure costs and an increase in litigation liabilities as well as a valuation allowance established against net operating losses. This decrease in income from continuing operations was partially offset by the reinstatement of premiums from prior years and growth in the institutional business.

•	Japan’s income from continuing operations decreased due to an increase in the costs of guaranteed annuity benefits, the impact of a refinement in assumptions for the guaranteed annuity business partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities, an increase from hedging activities on guaranteed annuity benefits and an increase in assumed reinsurance premiums.

•	Taiwan’s income from continuing operations decreased primarily due to an increase in liabilities resulting from a refinement of methodologies related to the estimation of profit emergence on certain blocks of business.

•	South Korea’s income from continuing operations decreased due to higher claims and operating expenses, including an increase in DAC amortization related to market performance, partially offset by higher revenues from business growth and higher investment yields.

•	Income from continuing operations decreased in the home office due to higher economic capital charges and higher spending on growth and infrastructure initiatives.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $976 million, or 12%, to $9,405 million for the three months ended March 31, 2008 from $8,429 million for the comparable 2007 period.

The following table provides the change from the prior period in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$481	49%
International	237	24
Reinsurance	184	19
Individual	44	5
Auto & Home	27	3
Corporate & Other	3	—

Total change	$976	100%

The growth in the Institutional segment was due to increases in the retirement & savings, non-medical health & other and group life businesses. The retirement & savings increased primarily due to increases in premium in the pension closeout and structured settlement businesses. The non-medical health & other business increased primarily due to growth in the dental, disability, individual disability insurance (“IDI”) and accidental death & dismemberment (“AD&D”) businesses. Partially offsetting the increase in non-medical health & other is a decrease in the long-term care (“LTC”) business, net of a decrease resulting from a shift to deposit liability-type contracts in the prior year, partially offset by growth in the business. The group life business increased primarily due to business growth in term life and increases in corporate-owned life insurance and universal life products, partially offset by decreases in assumed reinsurance and life insurance sold to postretirement benefit plans.

The growth in the International segment was primarily due to the following factors:

•	Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales, as well as higher institutional premiums from its traditional and bank distribution channels.

•	Premiums, fees and other revenues increased in Hong Kong primarily due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth.

•	An increase in Mexico’s premiums, fees and other revenues due to growth in its individual and institutional businesses, as well as the reinstatement of premiums from prior years, offset by a decrease in experience refunds in the prior year on Mexico’s institutional business.

•	South Korea’s premiums, fees and other revenues increased primarily due to growth in its traditional business, as well as its guaranteed annuity and variable universal life businesses.

•	Australia’s premiums, fees and other revenues increased primarily due to growth in the institutional business in-force and an increase in retention levels.

•	India’s and the United Kingdom’s premiums, fees and other revenues increased primarily due to business growth.

•	Premiums, fees and other revenues increased in connection with Japan due to an increase in reinsurance assumed.

These increases in premiums, fees and other revenues were partially offset by a decrease in Argentina primarily due to pension reform, partially offset by growth in its institutional and bancassurance businesses.

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA’s operating segments. In addition, other revenues increased due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

The growth in the Individual segment was primarily due to higher fee income from variable life and annuity and investment-type products and growth in premiums from other life products, partially offset by a decrease in premiums associated with the Company’s closed block business.

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures, a change in estimate on auto rate refunds from a regulatory examination in the prior year and a decrease in catastrophe reinsurance costs, partially offset by a reduction in average earned premium per policy, and a decrease in premiums from various involuntary programs.

Net Investment Income

Net investment income decreased by $13 million, or less than 1%, to $4,508 million for the three months ended March 31, 2008 from $4,521 million for the comparable 2007 period. Management attributes $351 million of this change to a decrease in yields and $338 million of this change to growth in the average asset base. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests including hedge funds, real estate joint ventures, other invested assets including derivatives, and short term investments, partially offset by improved securities lending results, and higher returns on equity securities and fixed maturity securities. The decrease in net investment income attributable to lower yields was partially offset by growth in the average asset base, resulting in business growth over the prior year which has primarily been invested within other limited partnership interests including hedge funds, real estate joint ventures, mortgage loans, and fixed maturity securities.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances decreased in the Individual segment for the three months ended March 31, 2008 as compared to the prior year. Interest margins increased in retirement & savings, group life and non-medical health & other, all within the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses increased by $848 million to a loss of $886 million for the three months ended March 31, 2008 from a loss of $38 million for the comparable 2007 period. The increase in net investment losses is primarily due to increased losses on derivatives, primarily interest rate swaps due to declining short-term interest rates, foreign exchange swaps due to the decline in the U.S. dollar with respect to several foreign currencies, increased losses on various guaranteed minimum benefit riders, partially offset by a gain from the widening of the Company’s own credit spread, an increase in foreign currency translation losses and impairments on fixed maturity and equity securities and mortgage and consumer loans.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were less favorable for the three months ended March 31, 2008, as the combined ratio, excluding catastrophes, increased to 87.6% from 86.3% for the three months ended March 31, 2007. Underwriting results were favorable in the retirement & savings and non-medical health & other businesses and less favorable in the group life business in the Institutional segment. Underwriting results were unfavorable in the life products in the Individual segment. Adverse mortality in the Reinsurance segment also decreased underwriting results.

Other Expenses

Other expenses decreased by $220 million, or 8%, to $2,676 million for the three months ended March 31, 2008 from $2,896 million for the comparable 2007 period.

The following table provides the change from the prior period in other expenses by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Reinsurance	$(196)	89%
Individual	(61)	28
Institutional	(26)	12
International	41	(19)
Corporate & Other	20	(9)
Auto & Home	2	(1)

Total change	$(220)	100%

The Reinsurance segment contributed to the year over year decrease in other expenses primarily due to a decrease in expenses associated with DAC, a decrease in minority interest expense and a decrease in interest expense due primarily to a decrease in interest rates on variable rate debt. There decreases were partially offset by an increase in compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations.

The Individual segment contributed to the year over year decrease in other expenses primarily due to lower DAC amortization and the write-off of a receivable in the prior year, partially offset by an increase in non-deferrable volume-related expenses, which include those expenses associated with information technology, compensation and direct departmental spending.

The Institutional segment contributed to the year over year decrease primarily due to a decrease in DAC amortization associated with the implementation of SOP 05-1 in the prior year. Additionally there were decreases in non-deferrable volume-related expenses and corporate support expenses.

The decreases in other expenses were partially offset by an increase in other expenses in the International segment. This increase was driven by the following factors:

•	South Korea’s other expenses increased primarily due to business growth, as well as an increase in DAC amortization related to market performance.

•	Mexico’s other expenses increased due to higher expenses related to business growth and infrastructure, as well as an increase in litigation liabilities.

•	Other expenses increased in Hong Kong due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007.

•	Other expenses increased in Chile primarily due to business growth, as well as higher compensation costs and higher spending on infrastructure and marketing programs.

•	Other expenses increased in India primarily due to increased staffing and growth initiatives.

•	The United Kingdom’s other expenses increased due to higher commissions related to business growth, partially offset by changes in foreign currency transaction gains.

•	Other expenses increased in Australia primarily due to business growth.

•	Other expenses increased in the home office primarily due to higher spending on growth and infrastructure initiatives.

•	The increases in other expenses were partially offset by a decrease in Argentina’s other expenses primarily due to a reduction in the liability for servicing obligations resulting from a refinement of assumptions and methodology related to pension reform, partially offset by higher commissions from growth in the institutional and bancassurance businesses.

•	The increases in other expenses were also partially offset by a decrease in Ireland’s other expenses due to foreign currency transaction gains.

The decreases in other expenses were partially offset by an increase in Corporate & Other primarily due to higher interest expense, higher legal costs, partially offset by lower corporate support expenses, including incentive compensation, rent, start-up costs, and lower information technology costs.

These decreases in other expenses were partially offset by an increase in the Auto & Home segment primarily related to higher compensation costs.

Net Income

Income tax expense for the three months ended March 31, 2008 was $217 million, or 25% of income from continuing operations before provision for income tax, compared with $416 million, or 29%, of such income, for the comparable 2007 period. The 2008 and 2007 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the decrease in effective tax rate from 29% for the first quarter of 2007 to 25% for the first quarter of 2008 is primarily attributable to changes in the ratio of permanent differences to income from continuing operations before provision for income tax.

Income from discontinued operations, net of income tax, increased by $8 million, or 80%, to a loss of $2 million for the three months ended March 31, 2008 from a loss of $10 million for the comparable 2007 period. This increase is primarily due to a net investment loss of $34 million, net of income tax, that the Company recognized during the three months ended March 31, 2007, with no similar amount recognized during the three months ended March 31, 2008, on certain fixed income securities in a loss position which the Company no longer had the intent to hold. These fixed maturity securities were included within the assets to be sold of the annuities and pension business of MetLife Australia. Partially offsetting this increase is a gain of $16 million, net of income tax, related to additional proceeds from the sale off SSRM which was recorded during the three months ended March 31, 2007. Also offsetting the increase were lower net investment income and net investment gains (losses) of $7 million from discontinued operations related to real estate properties sold or held-for-sale during the three months ended March 31, 2008 as compared to March 31, 2007.

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

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$3,573	$3,125
Universal life and investment-type product policy fees	224	191
Net investment income	2,030	1,915
Other revenues	190	190
Net investment gains (losses)	(731)	(88)

Total revenues	5,286	5,333

Expenses
Policyholder benefits and claims	3,912	3,475
Interest credited to policyholder account balances	684	726
Other expenses	574	600

Total expenses	5,170	4,801

Income from continuing operations before provision for income tax	116	532
Provision for income tax	31	180

Income from continuing operations	85	352
Income (loss) from discontinued operations, net of income tax	(1)	4

Net income	$84	$356

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007 — Institutional

Income from Continuing Operations

Income from continuing operations decreased by $267 million, or 76%, to $85 million for the three months ended March 31, 2008 from $352 million for the comparable 2007 period.

Included in this decrease was lower earnings of $418 million, net of income tax, from higher net investment losses, partially offset by an increase of $17 million, net of income tax, resulting from a decrease in policyholder benefits and claims related to net investment gains (losses). Excluding the impact from net investment gains (losses), income from continuing operations increased by $134 million, net of income tax, compared to the prior period.

An increase in interest margins of $85 million, net of income tax, compared to the prior period, contributed to the increase in income from continuing operations. Management attributes this increase to retirement & savings, group life and non-medical health & other of $45 million, $36 million and $4 million, net of income tax respectively. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

In addition, other expenses contributed to this increase in income from continuing operations, primarily due to lower expenses related to DAC amortization of $16 million, net of income tax, primarily due to the impact of an $18 million, net of income tax, charge due to the impact of the implementation of SOP 05-1 in the prior period. The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees, and other revenues.

An increase in underwriting results of $16 million, net of income tax, compared to the prior period, contributed to the increase in income from continuing operations. Management attributes this increase primarily to the retirement & savings and non-medical health & other and businesses of $24 million and $7 million, both net of income tax, respectively. Partially offsetting these increases was a decline of $15 million, net of income tax, in the group life business.

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

Revenues

Total revenues, excluding net investment gains (losses), increased by $596 million, or 11%, to $6,017 million for the three months ended March 31, 2008 from $5,421 million for the comparable 2007 period.

The increase of $481 million in premiums, fees and other revenues was largely due to increases in the retirement & savings, non-medical health & other and group life businesses of $225 million, $169 million and $87 million, respectively. The increase in retirement & savings is primarily due to increases in premium in the pension closeout and structured settlement businesses of $191 million and $37 million, respectively, both primarily due to higher sales. The increase in pension closeouts is primarily due to a large domestic sale and the first significant sale in the United Kingdom business in the current period. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period. The growth in non-medical health & other is largely due to increases in the dental, disability, IDI and AD&D businesses of $178 million. The growth in the dental business is due to organic growth in the business and the impact of a recent acquisition. The increases in disability, IDI and AD&D are primarily due to continued growth in the business. Partially offsetting these increases is a decline in the LTC business of $15 million, primarily attributable to a $37 million decrease, which management attributed to a shift to deposit liability-type contracts during the latter part of the prior year, partially offset by growth in the business. Group life increased $87 million, which management primarily attributes to a $90 million increase in term life, primarily attributable to the net impact of an increase in sales, partially offset by a decrease in assumed reinsurance. In addition, corporate-owned life insurance and universal life products increased $13 million and $4 million, respectively. The increase in corporate-owned life insurance is largely attributable to higher experience rated refunds in the prior period. Partially offsetting these increases is a decrease in life insurance sold to postretirement benefit plans of $20 million, primarily the result of the impact of a large sale in the prior period.

Net investment income increased by $115 million. Management attributes $195 million of this increase to growth in the average asset base, primarily within fixed maturity securities, mortgage loans, real estate joint ventures, and other limited partnership interests, principally driven by continued business growth, particularly in the funding agreement, global GIC, and the non-medical health & other businesses. Management attributes an $80 million reduction in net investment income to a decrease in yields, primarily due to lower returns on real estate joint ventures and other limited partnership interests, partially offset by an increase in yields on equity securities, fixed maturity securities and improved securities lending results.

Expenses

Total expenses increased by $369 million, or 8%, to $5,170 million for the three months ended March 31, 2008 from $4,801 million for the comparable 2007 period.

The increase in expenses was primarily attributable to policyholder benefits and claims of $437 million, partially offset by lower interest credited to policyholder account balances of $42 million and lower other expenses of $26 million.

The increase in policyholder benefits and claims of $437 million included a $27 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $464 million. Retirement & savings’ policyholder benefits increased $216 million, which was primarily attributable to the pension closeout and structured settlement businesses of $170 million and $40 million, respectively. The increase in pension closeouts is primarily due to the aforementioned increase in premiums and the impact of a favorable liability refinement in the prior period of $3 million, partially offset by favorable mortality in the current period. The increase in structured settlements is largely due to the aforementioned increase in premiums and an increase in interest credited to future policyholder balances, partially offset by favorable mortality in the current period. The remaining $6 million increase is across several products, primarily attributable to the impact of a $5 million favorable liability refinement in the prior period. Non-medical health & other’s policyholder benefits and claims increased by $138 million, largely due to the aforementioned growth in the dental, disability, IDI and AD&D businesses. Partially offsetting these increases in premiums, fees and other revenues was favorable morbidity in our disability business, primarily due to an increase in claim closures in the current period. An increase in LTC of $8 million is attributable to business growth, an increase in interest credited to future policyholder balances and the impact of unfavorable claim experience in the current period, partially offset by the aforementioned $37 million shift to deposit liability-type contracts. Group life’s policyholder benefits and claims increased $110 million, mostly due to increases in the term life, universal life and corporate owned life insurance products of $107 million, $19 million and $9 million, respectively, partially offset by a decrease of $25 million in life insurance sold to postretirement benefit plans. The increases in term life and universal life were primarily due to the aforementioned increase in premiums, fees and other revenues and included the impact of less favorable mortality experience in the current period. The decrease in life insurance sold to postretirement benefit plans was commensurate with the aforementioned decrease in premiums.

Management attributes the decrease of $42 million in interest credited to policyholder account balances to a $136 million decrease from a decrease in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, and a $94 million increase solely from growth in the average policyholder account balance, primarily the result of continued growth in the global GIC and funding agreement products.

Lower other expenses of $26 million included a decrease in DAC amortization of $24 million, primarily due to a $27 million charge associated with the impact of DAC and VOBA amortization, from the implementation of SOP 05-1 in the prior period. Non-deferrable volume related expenses and corporate support expenses also decreased by $2 million. Non-deferrable volume related expenses include those expenses associated with information technology, compensation, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

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

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$1,067	$1,075
Universal life and investment-type product policy fees	903	853
Net investment income	1,697	1,732
Other revenues	148	146
Net investment gains (losses)	(103)	15

Total revenues	3,712	3,821

Expenses
Policyholder benefits and claims	1,377	1,363
Interest credited to policyholder account balances	506	507
Policyholder dividends	427	422
Other expenses	988	1,049

Total expenses	3,298	3,341

Income from continuing operations before provision for income tax	414	480
Provision for income tax	137	165

Income from continuing operations	277	315
Income (loss) from discontinued operations, net of income tax	(1)	—

Net income	$276	$315

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007 — Individual

Income from Continuing Operations

Income from continuing operations decreased by $38 million, or 12%, to $277 million for the three months ended March 31, 2008 from $315 million for the comparable 2007 period. Included in this decrease was an increase in net investment losses of $77 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations increased by $39 million from the comparable 2007 period.

The increase in income from continuing operations was driven by the following items:

•	Higher fee income from separate account products of $31 million, net of income tax, primarily related to higher average account balances resulting from business growth over the prior year, partially offset by unfavorable equity market performance during the current period.

•	Lower DAC amortization of $31 million, net of income tax, primarily resulting from net investment losses in the current period and prior period revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period.

•	Lower annuity benefits of $21 million, net of income tax, primarily due to hedging gains, net of guaranteed annuity benefit rider costs.

•	Higher net investment income on blocks of business not driven by interest margins of $12 million, net of income tax.

•	Lower expenses of $8 million, net of income tax, primarily due to a write-off of a receivable from one of the Company’s joint venture partners in the prior period, partially offset by higher non-deferrable volume related expenses.

These aforementioned increases in income from continuing operations were partially offset by the following items:

•	Unfavorable underwriting results in life products of $33 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	A decrease in interest margins of $21 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $29 million decrease to the deferred annuity business offset by a $8 million increase to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

•	An increase in interest credited to policyholder account balances of $13 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	An increase in policyholder dividends of $3 million, net of income tax, due to growth in the business.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $9 million, or less than 1%, to $3,815 million for the three months ended March 31, 2008 from $3,806 million for the comparable 2007 period.

Premiums decreased by $8 million primarily due to a decrease in immediate annuity premiums of $3 million and a $25 million decline in premiums associated with the Company’s closed block of business in line with expectations. These decreases were partially offset by growth in premiums from other life products of $20 million driven by increased renewals of traditional life business.

Universal life and investment-type product policy fees combined with other revenues increased by $52 million primarily related to higher average account balances resulting from business growth over the prior year, partially offset by unfavorable equity market performance during the current period. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $35 million. Net investment income from the general account portion of investment-type products decreased by $36 million, while other businesses increased by $1 million. Management attributes $15 million of the decrease to a lower average asset base across various investment types. Additionally, management attributes $20 million to a decrease in yields primarily due to lower returns on other limited partnership interests and real estate joint ventures, partially offset by higher securities lending results and higher returns on fixed maturity securities.

Expenses

Total expenses decreased by $43 million, or 1%, to $3,298 million for the three months ended March 31, 2008 from $3,341 million for the comparable 2007 period.

Policyholder benefits and claims increased by $14 million primarily due to unfavorable mortality in the life products, including the closed block, of $55 million. Offsetting this increase were hedging gains, net of guaranteed annuity benefit rider costs, which decreased policyholder benefits and claims by $33 million. Additionally, policyholder benefits and claims decreased by $8 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances decreased by $1 million. Interest credited on the general account portion of investment-type products decreased by $21 million, while other businesses remained flat. Of the $21 million decrease on the general account portion of investment-type products, management attributed $13 million to lower average policyholder account balances resulting from a decrease in cash flows from annuities and $8 million to lower crediting rates. Partially offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $20 million primarily driven by lower lapses in the current year.

Policyholder dividends increased by $5 million due to growth in the business.

Lower other expenses of $61 million include lower DAC amortization of $48 million primarily relating to net investment losses in the current period and prior period revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period. The remaining decrease in other expenses of $13 million is driven by a $24 million decrease associated with a write-off of a receivable from one of the Company’s joint venture partners in the prior period partially offset by an increase in non-deferrable volume-related expenses of $11 million, which includes those expenses associated with information technology, compensation and direct departmental spending. Direct departmental spending includes expenses associated with consultants, travel, printing and postage.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions.

The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$904	$715
Universal life and investment-type product policy fees	290	236
Net investment income	269	250
Other revenues	7	13
Net investment gains (losses)	135	24

Total revenues	1,605	1,238

Expenses
Policyholder benefits and claims	826	592
Interest credited to policyholder account balances	47	78
Policyholder dividends	2	1
Other expenses	428	387

Total expenses	1,303	1,058

Income from continuing operations before provision for income tax	302	180
Provision for income tax	116	49

Income from continuing operations	186	131
Income (loss) from discontinued operations, net of income tax	—	(31)

Net income	$186	$100

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007 — International

Income from Continuing Operations

Income from continuing operations increased by $55 million, or 42%, to $186 million for the three months ended March 31, 2008 from $131 million for the comparable 2007 period. This increase includes the impact of net investment gains of $72 million, net of income tax, and changes in foreign exchange rates of $6 million, net of income tax.

Excluding the impact of net investment gains (losses) and of changes in foreign currency exchange rates, income from continuing operations decreased by $23 million from the comparable 2007 period.

Income from continuing operations decreased in:

•	Mexico by $33 million, net of income tax, primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, the favorable impact in the prior year of a decrease in experience refunds on Mexico’s institutional business, higher expenses related to business growth and infrastructure costs, an increase in litigation liabilities, as well as a valuation allowance established against net operating losses.

These decreases were partially offset by the reinstatement of premiums from prior periods and growth in the individual and institutional businesses.

•	Japan by $23 million, net of income tax, due to a decrease of $53 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from an increase in the costs of guaranteed annuity benefits, the impact of a refinement in assumptions for the guaranteed annuity business, partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities, an increase of $26 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefit and an increase of $4 million, net of income tax, in fees from assumed reinsurance.

•	Taiwan by $2 million, net of income tax, primarily due to an increase in liabilities resulting from a refinement of methodologies related to the estimation of profit emergence on certain blocks of business.

•	South Korea by $1 million, net of income tax, primarily due to higher claims and operating expenses, including an increase in DAC amortization related to market performance, partially offset by higher revenues from business growth and higher investment yields.

•	The home office by $4 million, net of income tax, due to higher economic capital charges and higher spending on growth and infrastructure initiatives.

Partially offsetting these decreases, income from continuing operations increased in:

•	Argentina by $15 million, net of income tax, primarily due to a reduction in the liability for pension servicing obligations of $23 million, net of income tax, resulting from a refinement of assumptions and the availability of statistics from the government regarding the number of participants transferring to the government-sponsored plan under pension reform which was effective January 1, 2008, partially offset by a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants. Argentina also benefited more significantly in the prior year from the utilization of deferred tax assets against which valuation allowances had previously been established.

•	Ireland by $10 million, net of income tax, due to foreign currency transaction gains and a tax benefit in the current period, partially offset by the utilization in the prior year of net operating losses for which a valuation allowance had been previously established.

•	Hong Kong by $9 million, net of income tax, due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth.

•	Chile by $2 million due to higher institutional sales and growth in the annuity business.

•	Australia and the United Kingdom by $2 million and $2 million, respectively, primarily due to business growth.

Revenues

Total revenues, excluding net investment gains (losses), increased by $256 million, or 21%, to $1,470 million for the three months ended March 31, 2008 from $1,214 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $61 million, total revenues increased by $195 million, or 15%, from the comparable 2007 period.

Premiums, fees and other revenues increased by $237 million, or 25%, to $1,201 million for the three months ended March 31, 2008 from $964 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $47 million, premiums, fees and other revenues increased by $190 million, or 19%, from the comparable 2007 period.

Premiums, fees and other revenues increased in:

•	Chile by $66 million primarily due to higher annuity sales as well as higher institutional premiums from its traditional and bank distribution channels.

•	Hong Kong by $40 million primarily due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth.

•	Mexico by $38 million due to growth in its individual and institutional businesses, as well as the reinstatement of $8 million of premiums from prior periods, offset by a decrease of $13 million in experience refunds in the prior year on Mexico’s institutional business.

•	South Korea by $24 million due to growth in its traditional business as well as in its guaranteed annuity and variable universal life businesses.

•	Australia by $15 million as a result of growth in the institutional business and an increase in retention levels.

•	India and the United Kingdom by $7 million and $6 million, respectively, due to business growth.

•	The Company’s Japan operation by $6 million due to an increase in fees from assumed reinsurance.

Partially offsetting these increases, premiums, fees and other revenues decreased in Argentina by $17 million primarily due to a decrease in premiums due to pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, partially offset by growth in its institutional and bancassurance business.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income increased by $19 million, or 8%, to $269 million for the three months ended March 31, 2008 from $250 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $14 million, net investment income increased by $5 million, or 2% from the comparable 2007 period.

Net investment income increased in:

•	Chile by $26 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets.

•	Mexico by $16 million due to an increase in invested assets, as well as the lengthening of the duration of the portfolio, partially offset by a decrease in short-term yields.

•	South Korea by $4 million due to increases in invested assets and higher yields.

•	Argentina by $3 million primarily due to increases in invested assets partially offset by lower trading gains due to the reduction of holdings within the trading portfolio which had supported death and disability reserves that were eliminated due to pension reform.

Partially offsetting these increases, net investment income decreased in:

•	Hong Kong by $31 million despite the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007 because of the negative investment income for the period due to the losses on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	Japan by $13 million due to a decrease of $53 million, net of income tax, in the Company’s investment in Japan due to an increase in the costs of guaranteed annuity benefits, the impact of a refinement in assumptions for the guaranteed annuity business, partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities and an increase of $40 million from hedging activities associated with Japan’s guaranteed annuity.

•	The home office of $4 million primarily due to an increase in the amount charged for economic capital.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses increased by $245 million, or 23%, to $1,303 million for the three months ended March 31, 2008 from $1,058 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $53 million, total expenses increased by $192 million, or 17%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $204 million, or 30%, to $875 million for the three months ended March 31, 2008 from $671 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $34 million, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $170 million, or 24%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile by $87 million primarily due to an increase in the annuity and institutional business mentioned above, as well as an increase in inflation indexed policyholder liabilities commensurate with the increase in net investment income from inflation-indexed assets.

•	Mexico by $78 million, primarily due to an increase in certain policyholder liabilities of $56 million caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, as well as an increase in policyholder benefits of $12 million commensurate with the growth in premiums discussed above and an increase in interest credited to policyholder account balances of $10 million commensurate with the growth in investment income discussed above.

•	Australia by $10 million due to growth in the institutional business and an increase in retention levels.

•	Taiwan by $4 million primarily due to an increase in liabilities resulting from a refinement of methodologies related to the estimation of profit emergence on a certain block of business.

•	South Korea by $4 million primarily due to higher claims from business growth.

•	India by $2 million due to business growth.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Argentina by $12 million primarily due to a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants.

•	Hong Kong by $7 million despite the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007 because of negative interest credited to unit-linked policyholder liabilities which reflects the losses of the trading portfolio backing these liabilities as discussed in the net investment income section above.

Increases in other countries account for the remainder of the change.

Other expenses increased by $41 million, or 11%, to $428 million for the three months ended March 31, 2008 from $387 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $19 million, total expenses increased by $22 million, or 5%, from the comparable 2007 period.

Other expenses increased in:

•	South Korea by $26 million due to business growth, as well as an increase in DAC amortization related to market performance.

•	Mexico by $13 million primarily due to higher expenses related to business growth and infrastructure costs, as well as an increase in litigation liabilities.

•	Hong Kong by $6 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007.

•	Chile by $6 million primarily due to the growth discussed above as well as higher compensation costs and higher spending on infrastructure and marketing programs.

•	India by $6 million primarily due to increased staffing and growth initiatives.

•	The United Kingdom by $3 million due to higher commissions related to the growth discussed above partially offset by foreign currency transaction gains.

•	Australia by $2 million primarily due to business growth.

•	The home office of $5 million primarily due to higher spending on growth and infrastructure initiatives.

Partially offsetting these increases in other expenses were decreases in:

•	Argentina by $33 million, primarily due to a reduction in the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan under the pension reform plan which was effective January 1, 2008. Under the pension reform plan, the Company retains the obligation for administering certain existing and future participants’ accounts for which they receive no revenue. Partially offsetting this decrease are higher commissions from growth in the institutional and bancassurance businesses discussed above.

•	Ireland by $14 million due to foreign currency transaction gains.

Increases in other countries account for the remainder of the change.

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

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$744	$716
Net investment income	53	48
Other revenues	10	11
Net investment gains (losses)	(11)	12

Total revenues	796	787

Expenses
Policyholder benefits and claims	478	430
Policyholder dividends	1	1
Other expenses	204	202

Total expenses	683	633

Income before provision for income tax	113	154
Provision for income tax	22	41

Net income	$91	$113

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007 — Auto & Home

Net Income

Net income decreased by $22 million, or 19%, to $91 million for the three months ended March 31, 2008 from $113 million for the comparable 2007 period.

The decrease in net income was primarily attributable to an increase in policyholder benefits and claims of $31 million, net of income tax, comprised of an increase of $15 million, net of income tax, related to higher claim frequencies, an increase of $9 million, net of income tax, in catastrophe losses, an increase of $7 million, net of income tax, from a reduction in favorable development of prior year losses, and an increase of $6 million, net of income tax, related to higher earned exposures and an increase of $2 million, net of income tax, in unallocated claims adjusting expenses primarily resulting from an increase in compensation costs negatively impacting net income. Offsetting these increases was $8 million, net of income tax, of lower losses due to severity.

Offsetting this decrease in net income was an increase in premiums of $18 million, net of income tax, comprised of an increase of $12 million, net of income tax, related to increased exposures, an increase of $8 million, net of income tax, resulting from the change in estimate in the prior year on auto rate refunds due to a regulatory examination and a decrease of $5 million, net of income tax, in catastrophe reinsurance costs. Offsetting these increases in premiums was a decrease of $5 million, net of income tax, related to a reduction in average earned premium per policy and a decrease of $2 million, net of income tax, in premiums on various involuntary programs.

In addition, net investment income increased by $3 million, net of income tax, primarily due to an increase in net investment income related to a realignment of economic capital and an increase in net investment income from higher yields mostly offset by a smaller asset base.

Negatively impacting net income was a decrease of $1 million, net of income tax, in other revenues and an increase of $1 million, net of income tax, in other expenses. In addition, net investment gains (losses) decreased by $15 million, net of income tax.

Also, income taxes contributed $4 million to net income, over the expected amount, due to the favorable resolution of a prior year audit and a greater proportion of tax advantaged investment income.

Revenues

Total revenues, excluding net investment gains (losses), increased by $32 million, or 4%, to $807 million for the three months ended March 31, 2008 from $775 million for the comparable 2007 period.

Premiums increased by $28 million due to an increase of $18 million related to increased exposures and an increase of $13 million resulting from an accrual in the prior year associated with auto rate refunds from a regulatory examination. Also favorably impacting premiums was a decrease of $8 million in catastrophe reinsurance costs. Offsetting these increases in premiums was a decrease of $8 million related to a reduction in average earned premium per policy and a decrease of $3 million in premiums from various involuntary programs.

Net investment income increased by $5 million primarily due to a realignment of economic capital and an increase in net investment income from higher yields mostly offset by a smaller asset base.

Expenses

Total expenses increased by $50 million, or 8%, to $683 million for the three months ended March 31, 2008 from $633 million for the comparable 2007 period.

Policyholder benefits and claims increased by $48 million comprised of an increase of $23 million from higher claim frequencies, particularly in the automobile comprehensive coverage and in the homeowners wind coverage. These coverages were impacted due to more adverse non-catastrophe weather conditions in the first quarter of 2008 compared to the same period in 2007. There were also increases of $14 million in catastrophe losses in policyholder benefits and claims, $11 million due to less favorable development of prior year losses, $10 million related to higher earned exposures and an increase of $3 million in unallocated loss adjustment expenses, primarily resulting from an increase in claims-related compensation costs. Offsetting these increases was $13 million of lower losses due to severity.

Other expenses increased by $2 million primarily as a result of higher compensation costs.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended March 31, 2008 although lower than the comparable period of 2007 as the combined ratio, excluding catastrophes, increased to 87.6% from 86.3% for the three months ended March 31, 2007.

Reinsurance

The Company’s Reinsurance segment is comprised of the life reinsurance business of Reinsurance Group of America, Incorporated (“RGA”), a publicly traded company. At March 31, 2008, the Company’s ownership in RGA was 52%. RGA’s operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$1,298	$1,126
Net investment income	189	206
Other revenues	30	18
Net investment gains (losses)	(156)	(6)

Total revenues	1,361	1,344

Expenses
Policyholder benefits and claims	1,140	902
Interest credited to policyholder account balances	74	65
Other expenses	129	325

Total expenses	1,343	1,292

Income before provision for income tax	18	52
Provision for income tax	6	18

Net income	$12	$34

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007 — Reinsurance

Net Income

Net income decreased by $22 million, or 65%, to $12 million for the three months ended March 31, 2008 from $34 million for the comparable 2007 period.

The decrease in net income was attributable to a 26% increase in policyholder benefits and claims, an 8% decrease in net investment income, a 14% increase in interest credited to policyholder account balances, offset by a 67% increase in other revenues, a 15% increase in premium and a 60% decrease in other expense. The decrease in premiums, net of the increase in policyholder benefits and claims, was a $43 million reduction to net income, which was primarily due to adverse claims experience in the U.S. and the United Kingdom. Policyholder benefits and claims as a percentage of premiums were 88% compared to 80% in the prior year. The decrease in net investment income, net of interest credited to policyholder account balances, reduced net income by $17 million and was primarily due to an after-tax non-cash increase in interest credited from changes in risk free interest rates used in the present value calculations of embedded derivatives associated with equity indexed annuity treaties The increase in other revenues added $8 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2008.

The decrease in other expenses contributed $127 million to net income, net of income tax. The decrease in other expenses was primarily related to a reduction of expenses associated with DAC, including reinsurance allowances paid resulting from the change in value of embedded derivatives included within net investment losses and interest credited to policyholder account balances, a decrease in minority interest and interest expense, partially offset by an increase in compensation and overhead-related expenses associated with RGA’s international expansion.

These increases in net income were partially offset by a $98 million increase in net investment losses, all net of income tax. The increase in net investment losses was primarily due to a decrease in the fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis, primarily a result of the impact of widening credit spreads in the U.S. debt markets.

Additionally, a component of the increase in net income was a $2 million increase associated with foreign currency exchange rate movements.

Revenues

Total revenues, excluding net investment gains (losses), increased by $167 million, or 12%, to $1,517 million for the three months ended March 31, 2008 from $1,350 million for the comparable 2007 period.

The increase in revenues was primarily associated with growth in premiums of $172 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $56 million; Asia Pacific, which contributed $54 million; Canada, which contributed $40 million; Europe and South Africa, which contributed $21 million, and Corporate, which contributed $1 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income decreased by $17 million primarily due to a decrease of $57 million related to a reduction in equity option market values relative to the comparable period within certain funds withheld portfolios associated with the reinsurance of equity indexed annuity products, which is generally offset by an adjustment to interest credited to policyholder account balances. This decrease is substantially offset by an increase in the asset base, primarily due to positive operating cash flows, and slightly higher yields.

Other revenues increased by $12 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $53 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $51 million, or 4%, to $1,343 million for the three months ended March 31, 2008 from $1,292 million for the comparable 2007 period.

This increase in total expenses was primarily attributable to an increase of $238 million in policyholder benefits and claims, primarily associated with adverse claims experience in the U.S. and the United Kingdom, our two largest mortality markets, and growth in insurance in-force of $237 billion. Additionally, interest credited to policyholder account balances increased by $9 million, primarily due to a $65 million increase in the current period related to changes in risk free rates used in the present value calculations of embedded derivatives associated with equity-indexed annuity treaties (“EIAs”), generally offset by a reduction in interest credited to policyholder account balances associated with the aforementioned equity option market value decreases within certain funds withheld portfolios.

Other expenses decreased by $196 million due to a $171 million decrease in expenses associated with DAC, including reinsurance allowances paid, a $32 million decrease in minority interest expense and a $2 million decrease in interest expense due primarily to a decrease in interest rates on variable rate debt. Included in the $171 million decrease in expenses associated with DAC was a $164 million reduction of DAC amortization due to the change in the value of embedded derivatives associated with modified coinsurance arrangements, primarily a result of the impact of widening credit spreads in the U.S. debt markets and changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs. An offsetting increase of $9 million was primarily due to compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations.

Additionally, a component of the increase in total expenses was a $49 million increase associated with foreign currency exchange rate movements.

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

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues
Premiums	$7	$8
Net investment income	270	370
Other revenues	10	6
Net investment gains (losses)	(20)	5

Total revenues	267	389

Expenses
Policyholder benefits and claims	10	11
Other expenses	353	333

Total expenses	363	344

Income (loss) from continuing operations before benefit for income tax	(96)	45
Benefit for income tax	(95)	(37)

Income from continuing operations	(1)	82
Income from discontinued operations, net of income tax	—	17

Net income (loss)	(1)	99
Preferred stock dividends	33	34

Net income (loss) available to common shareholders	$(34)	$65

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007 — Corporate & Other

Income from Continuing Operations

Income from continuing operations decreased by $83 million, to a loss of $1 million for the three months ended March 31, 2008 from $82 million for the comparable 2007 period. Included in this decrease was an increase in net investment losses of $16 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $67 million.

The decrease in income from continuing operations was primarily attributable to lower net investment income, higher interest expense, and higher legal costs of $65 million, $51 million, and $2 million respectively, each of which were net of income tax. This decrease was partially offset by lower corporate expenses, lower interest credited to bankholder deposits, lower interest on uncertain tax positions, and higher other revenues of $33 million, $4 million, $3 million, and $2 million respectively, each of which were net of income tax. Tax benefits increased by $9 million over the comparable 2007 period due to the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $97 million, or 25%, to $287 million for the three months ended March 31, 2008 from $384 million for the comparable 2007 period.

This decrease was primarily due to a decrease in net investment income of $100 million, mainly on reduced yields on other limited partnerships including hedge funds and real estate and real estate joint ventures partially offset by higher securities lending results. This decrease in yields was partially offset by a higher asset base related to the investment of proceeds from issuances of junior subordinated debt in December 2007 and collateral financing arrangements to support statutory reserves in May 2007 and December 2007 partially offset by repurchases of outstanding common stock, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. A slight repositioning of the portfolio from short-term investments to leveraged leases resulted in higher leveraged lease income. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $19 million, or 6%, to $363 million for the three months ended March 31, 2008 from $344 million for the comparable 2007 period.

Interest expense was higher by $78 million due to the issuances of junior subordinated debt in December 2007 and collateral financing arrangements in May 2007 and December 2007, partially offset by the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. Legal costs were higher by $3 million primarily due to a decrease in the prior year of $7 million of legal liabilities resulting from the settlement of certain cases partially offset by lower amortization and valuation of an asbestos insurance recoverable of $4 million. Corporate expenses were lower by $50 million primarily due to a reduction in deferred compensation expenses of $33 million and lower corporate support expenses of $17 million, which included incentive compensation, rent, start-up costs, and information technology costs. As a result of lower interest rates, interest credited to bankholder deposits decreased by $7 million at MetLife Bank. Interest on uncertain tax positions was lower by $4 million as a result of a settlement payment to the Internal Revenue Service (“IRS”) in December 2007 and a decrease in published IRS interest rates. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Liquidity and Capital Resources

The Company

Capital

RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit regulatory action.

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

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $12.5 billion and $12.3 billion at March 31, 2008 and December 31, 2007, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending activities. At March 31, 2008 and December 31, 2007, the Company had $188.9 billion and $188.4 billion in liquid assets, respectively.

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

At March 31, 2008 and December 31, 2007, the Company had outstanding $632 million and $667 million in short-term debt, respectively, and $9.7 billion and $9.6 billion in long-term debt, respectively. At March 31, 2008 and December 31, 2007, the Company had outstanding $5.8 billion and $5.7 billion in collateral financing arrangements, respectively. At both March 31, 2008 and December 31, 2007, the Company had outstanding $4.5 billion in junior subordinated debt and $159 million in shares subject to mandatory redemption.

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $4.0 billion as of March 31, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at March 31, 2008 $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs.

Information on these credit facilities as of March 31, 2008 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$3,000	$2,152	$—	$848
MetLife Bank, N.A.	July 2008	200	—	—	200
Reinsurance Group of America, Incorporated	May 2009	30	—	30	—
Reinsurance Group of America, Incorporated	March 2011	46	—	—	46
Reinsurance Group of America, Incorporated	September 2012 (2)	750	358	—	392

Total		$4,026	$2,510	$30	$1,486

(1)	Proceeds are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015.

(2)	Under the credit agreement, RGA may borrow and obtain letters of credit for general corporate purposes for its own account or for the account of its subsidiaries.

Committed Facilities.  Information on committed facilities as of March 31, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	$500	$—	$490	$10	8
Exeter Reassurance Company Ltd.	December 2027 (2)	650	—	410	240	19
Timberlake Financial L.L.C.	June 2036	1,000	850	—	150	28
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	2,442	—	1,058	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	—	1,266	1,630	29

Total		$8,546	$3,292	$2,166	$3,088

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At March 31, 2008, the Company had outstanding $4.8 billion in letters of credit from various financial institutions, of which $2.2 billion and $2.5 billion were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

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

Contractual Obligations.  At March 31, 2008, the Company’s contractual obligations had not changed significantly, in both amount and timing, from that reported at December 31, 2007 in the 2007 Annual Report.

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

It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or provide reasonable ranges of potential losses except as noted elsewhere herein in connection with specific matters. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s net income or cash flows in particular quarterly or annual periods.

Fair Value.  Management does not believe increases and decreases in the aggregate fair value of our assets and liabilities will adversely impact our liquidity and capital resources. See also “— Quantitative and Qualitative Disclosures About Market Risk.”

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

Consolidated Cash Flows.  Net cash provided by operating activities increased by $1.4 billion to $3.6 billion for the three months ended March 31, 2008 as compared to $2.2 billion for the three months ended March 31, 2007 primarily due to higher premiums, fees and other revenues.

Net cash provided by financing activities was $4.7 billion and $4.0 billion for the three months ended March 31, 2008 and 2007, respectively. Accordingly, net cash provided by financing activities increased by $0.7 billion for the three months ended March 31, 2008 as compared to the same period in the prior year. Net cash provided by financing activities increased primarily as a result of an increase of $3.2 billion in net cash provided by policyholder account balances and a $0.2 billion increase in the amount of securities lending cash collateral received in connection with the Company’s securities lending program. These increases were partially offset by a decrease in short-term debt borrowings of $2.0 billion, an increase of $0.5 billion in shares acquired under the Company’s common stock repurchase program and a net decrease in long-term debt issued of $0.3 billion.

Net cash used in investing activities was $7.7 billion and $6.8 billion for the three months ended March 31, 2008 and 2007, respectively. Accordingly, net cash used in investing activities increased by $0.9 billion for the three months ended March 31, 2008 as compared to the same period in the prior year. In the current year, cash available for the purchase of invested assets increased by $0.7 billion as a result of the increase in cash provided by financing activities discussed above. Also, cash available for investment increased by $1.4 billion from cash provided by operating activities discussed above. The increase in net cash used in investing activities resulted primarily from an increase in other invested assets of $1.4 billion, an increase in policy loans of $0.4 billion and a decrease in cash invested in short-term investments of $0.2 billion. In addition, the 2008 period includes $0.3 billion of cash used to purchase businesses. These increases in net cash used in investing activities were partially offset by a decrease in the net origination of mortgage and consumer loans of $0.9 billion, a decrease in net purchases of fixed maturity securities of $0.2 billion, as well as a decrease in the net purchases of real estate and real estate joint ventures of $0.2 billion.

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2008
Permitted w/o
Company	Approval (1)

Metropolitan Life Insurance Company	$1,299
MetLife Insurance Company of Connecticut	$1,026
Metropolitan Tower Life Insurance Company	$113
Metropolitan Property and Casualty Insurance Company	$—

(1)	Reflects dividend amounts that may be paid during 2008 without prior regulatory approval. However, if paid before a specified date during 2008, some or all of such dividends may require regulatory approval.

During the three months ended March 31, 2008, no dividends were paid to the Holding Company.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. Liquid assets exclude assets relating to securities lending activities. At March 31, 2008 and December 31, 2007, the Holding Company had $1.2 billion and $2.3 billion in liquid assets, respectively.

Global Funding Sources.  Liquidity is also provided by a variety of short-term and long-term instruments, commercial paper, medium- and long-term debt, junior subordinated debt securities, collateral financing arrangements, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short- and long-term borrowing, as needed.

At March 31, 2008 and December 31, 2007, the Holding Company had $313 million and $310 million in short-term debt outstanding, respectively. At March 31, 2008 and December 31, 2007, the Holding Company had outstanding $7.0 billion, $500 million, $3.4 billion and $2.4 billion of unaffiliated long-term debt, affiliated long-term debt, junior subordinated debt securities and collateral financing arrangements, respectively.

Preferred Stock.  During the three months ended March 31, 2008, the Holding Company issued no new preferred stock.

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

At March 31, 2008, $2.2 billion of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

Committed Facilities.  Information on committed facilities as of March 31, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	$500	$—	$490	$10	8
Exeter Reassurance Company Ltd.	December 2027 (2)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	2,442	—	1,058	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	—	1,266	1,630	29

Total		$7,546	$2,442	$2,166	$2,938

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At March 31, 2008, the Holding Company had $2.2 billion in outstanding letters of credit, all of which are associated with the aforementioned credit facilities, from various financial institutions. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Liquidity Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) and 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares,” together with the Series A preferred shares, collectively, the “Preferred Shares”) is as follows for the three months ended March 31, 2008 and 2007:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	$9	$0.4062500	$24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	$10	$0.4062500	$24

Affiliated Capital Transactions.  During the three months ended March 31, 2008, the Holding Company invested an aggregate of $430 million in various affiliates.

Share Repurchase.  At December 31, 2007, the Company had $511 million remaining under its cumulative stock repurchase program authorizations. The $511 million authorization was reduced by $450 million to $61 million upon settlement of the accelerated stock repurchase agreement executed during December 2007 but for which no settlement occurred until January 2008. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6.6 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also in January 2008, the bank delivered 1.1 million additional shares of the Company’s common stock to the Company resulting in a total of 7.7 million shares being repurchased under the agreement. Upon settlement with the bank in January 2008, the Company increased additional paid-in capital and reduced treasury stock. In January 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the September 2007 program. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

In February 2008, the Holding Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11.2 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Final settlement of the agreement is scheduled to take place during the second quarter of 2008. The final number of shares the Company is repurchasing under the terms of the agreement and the timing of the final settlement will depend on, among other things, prevailing market conditions and the market prices of the common stock during the repurchase period. The Company recorded the shares initially repurchased as treasury stock.

The Company also repurchased 1.5 million shares through open market purchases for $89 million during the three months ended March 31, 2008.

The Company repurchased 20.4 million shares of its common stock for $1.3 billion during the three months ended March 31, 2008. During the three months ended March 31, 2008, 0.6 million shares of common stock were issued from treasury stock for $32 million.

In April 2008, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which will begin after the completion of the January 2008 program. Subsequent to the April 2008 authorization, the amount remaining under these repurchase programs was $1,261 million. See “— Subsequent Events.”

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

Subsequent Events

On April 22, 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which will begin after the completion of the $1 billion common stock repurchase program authorized in January 2008.

On April 8, 2008, MetLife Capital Trust X, a variable interest entity (“VIE”) consolidated by the Company, issued $750 million of exchangeable surplus trust securities.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $4.5 billion and $4.3 billion at March 31, 2008 and December 31, 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion and $4.0 billion at March 31, 2008 and December 31, 2007, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $891 million and $1.2 billion at March 31, 2008 and December 31, 2007, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. There have been no material changes in the Company’s commitments under such lease agreements from that reported at December 31, 2007, included in the 2007 Annual Report.

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

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $2.4 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

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

During the three months ended March 31, 2008, the Company recorded $7 million of additional liabilities for guarantees related to certain investment transactions. The term for these liabilities varies, with a maximum of 18 years. The maximum potential amount of future payments the Company could be required to pay under these guarantees is $225 million. The Company’s recorded liabilities were $13 million and $6 million at March 31, 2008 and December 31, 2007, respectively, for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $905 million at March 31, 2008. The credit default swaps expire at various times during the next eight years.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $19 million and $40 million at March 31, 2008 and December 31, 2007, respectively.

Adoption of New Accounting Pronouncements

Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished. Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new but SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying unaudited condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. The impact of adopting SFAS 157 also changed the fair value measurement for assets and liabilities which are not measured at fair value in the financial statements but for which disclosures of fair value are required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The fair value option is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company elected the fair value option on fixed maturity and equity securities backing certain pension products sold in Brazil. Such securities will now be presented as trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) on the consolidated balance sheet with subsequent changes in fair value recognized in net investment income. Previously, these securities were accounted for as available-for-sale securities in accordance with SFAS 115 and unrealized gains and losses on these securities were recorded as a separate component of accumulated other comprehensive income (loss). The Company’s insurance joint venture in Japan also elected the fair value option for certain of its existing single premium deferred annuities and the assets supporting such liabilities. The fair value option was elected to achieve improved reporting of the asset/liability matching associated with these products. Adoption of SFAS 159 by the Company and its Japanese joint venture resulted in an increase in retained earnings of $27 million, net of income tax, at January 1, 2008. The election of the fair value option resulted in the reclassification of $10 million, net of income tax, of net unrealized gains from accumulated other comprehensive income (loss) to retained earnings on January 1, 2008.

Effective January 1, 2008, the Company adopted FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to provide a scope out exception for lease classification and measurement under SFAS No. 13, Accounting for Leases. The Company also adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date is delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets.

Other

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”), which amends SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments. The adoption of SAB 109 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) Implementation Issue E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s unaudited interim condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under SFAS 141(r) and SFAS 160:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Certain acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and

Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Derivatives

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Other

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its consolidated financial statements.

In December 2007, the FASB ratified as final the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. The consensus concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. EITF 07-6 applies prospectively to new arrangements entered into and assessments on existing transactions performed in fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-6 to have a material impact on its consolidated financial statements.

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

Composition of Investment Portfolio Results

The following table illustrates the net investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the components of the Company’s investment portfolio:

	At or for the
	Three Months Ended March 31,
	2008	2007
	(In millions)
Fixed Maturity Securities
Yield (1)	6.46%	6.15%
Investment income (2)	$3,278	$3,065
Investment gains (losses)	$(204)	$(92)
Ending carrying value (2)	$244,896	$248,693
Mortgage and Consumer Loans
Yield (1)	6.18%	6.36%
Investment income (3)	$689	$632
Investment gains (losses)	$(27)	$—
Ending carrying value	$47,777	$43,936
Real Estate and Real Estate Joint Ventures (4)
Yield (1)	5.06%	11.60%
Investment income	$87	$151
Investment gains (losses)	$(2)	$7
Ending carrying value	$6,963	$5,427
Policy Loans
Yield (1)	6.23%	6.16%
Investment income	$165	$157
Ending carrying value	$10,739	$10,177
Equity Securities and Other Limited Partnership Interests
Yield (1)	7.03%	15.25%
Investment income	$200	$345
Investment gains (losses)	$(13)	$64
Ending carrying value	$11,882	$10,082
Cash and Short-Term Investments
Yield (1)	3.05%	6.16%
Investment income	$96	$123
Investment gains (losses)	$1	$—
Ending carrying value	$13,486	$9,028
Other Invested Assets (5)
Yield (1)	3.39%	8.99%
Investment income	$106	$212
Investment gains (losses)	$(648)	$(74)
Ending carrying value	$14,357	$9,713
Total Investments
Gross investment income yield (1)	6.13%	6.67%
Investment fees and expenses yield	(0.16)%	(0.15)%

Net Investment Income Yield	5.97%	6.52%

Gross investment income	$4,621	$4,685
Investment fees and expenses	(122)	(103)

Net Investment Income	$4,499	$4,582

Ending carrying value	$350,100	$337,056

Gross investment gains	$405	$308
Gross investment losses	(532)	(289)
Writedowns	(186)	(3)

Subtotal	$(313)	$16
Derivative and other instruments not qualifying for hedge accounting	(580)	(111)

Investment Gains (Losses)	$(893)	$(95)
Minority interest — investment gains (losses)	25	4
Investment gains (losses) tax benefit (provision)	308	33

Investment Gains (Losses), Net of Income Tax	$(560)	$(58)

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $808 million and $777 million in ending carrying value and ($51) million and $15 million of investment income related to trading securities for the three months ended March 31, 2008 and 2007, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income from real estate and real estate joint ventures is ($2) million and $3 million of gains related to discontinued operations for the three months ended March 31, 2008 and 2007, respectively. Included in investment gains (losses) from real estate and real estate joint ventures is $0 million and $5 million of gains related to discontinued operations for the three months ended March 31, 2008 and 2007, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”), of ($7) million and $58 million for the three months ended March 31, 2008 and 2007, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $14 million and $4 million for the three months ended March 31, 2008 and 2007, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly traded and privately placed fixed maturity securities, and represented 70% of total cash and invested assets at both March 31, 2008 and December 31, 2007. Based on estimated fair value, public fixed maturity securities represented $207.2 billion, or 85%, and $205.4 billion, or 85%, of total fixed maturity securities at March 31, 2008 and December 31, 2007, respectively. Based on estimated fair value, private fixed maturity securities represented $36.9 billion, or 15%, and $36.8 billion, or 15%, of total fixed maturity securities at March 31, 2008 and December 31, 2007, respectively.

The Company determines the estimated fair value of its publicly traded fixed maturity, equity, and trading securities as well as its short-term investments generally through the use of independent pricing services. Independent pricing services that value these instruments use direct market quotes or market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to, interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, credit spreads, benchmark yields, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration, and management’s assumptions regarding liquidity, prepayments and estimated future cash flows. When a price is not available from an independent pricing service, the Company will value the security primarily using independent broker quotations.

For privately placed fixed maturity securities, the Company determines the estimated fair value through independent pricing services or, discounted cash flow techniques. The discounted cash flow valuations rely upon the estimated future cash flows of the security, credit spreads of comparable public securities, secondary transactions, and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with privately placed debt securities.

The Company has reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate SFAS 157 fair value hierarchy level for each of its securities. Based on the results of this review and investment class analyses, each instrument is categorized as Level 1, 2, or 3 based on the priority of the inputs to the respective valuation methodologies. While prices for U.S. Treasury fixed maturity securities, exchange-traded common stock, and certain short-term money market securities have been classified into Level 1, most securities valued by independent pricing services have been classified into Level 2 because the significant inputs used in pricing these securities are market observable or can be corroborated using market observable information. Most investment grade privately placed fixed maturity securities have been classified within Level 2, while below investment grade or distressed privately placed fixed maturity securities have been classified within Level 3. Where estimated fair values are determined by independent broker quotations, these instruments have been classified as Level 3 due to the general lack of transparency in the process that independent brokers use to develop these price quotations.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation wherever possible and for determining that judgmental valuation adjustments, if any, are based upon established policies and are applied consistently over time. Management reviews its valuation methodologies on an ongoing basis and ensures that any changes to valuation methodologies are justified. Management employs control systems and procedures that include confirmation that independent pricing services use market-based parameters for valuation wherever possible, comparisons with similar observable positions, comparisons with actual trade data, and discussions with senior business leaders familiar with the similar investments and the markets in which they trade.

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

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		March 31, 2008			December 31, 2007
		Cost or			Cost or
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Rating	Designation (1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$178,863	$179,729	73.7%	$172,711	$175,651	72.5%
2	Baa	48,169	47,813	19.6	48,265	48,914	20.2
3	Ba	10,439	10,280	4.2	10,676	10,738	4.4
4	B	6,179	5,731	2.3	6,632	6,481	2.7
5	Caa and lower	600	503	0.2	476	445	0.2
6	In or near default	20	32	—	1	13	—

	Total fixed maturity securities	$244,270	$244,088	100.0%	$238,761	$242,242	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $16.5 billion and $17.7 billion at March 31, 2008 and December 31, 2007, respectively. These securities had net unrealized losses of $692 million and $108 million at March 31, 2008 and December 31, 2007, respectively. Non-income producing fixed maturity securities were $32 million and $13 million at March 31, 2008 and December 31, 2007, respectively. Net unrealized gains associated with non-income producing fixed maturity securities were $12 million at both March 31, 2008 and December 31, 2007.

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the respective total holdings at:

	March 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$78,251	$1,749	$3,797	$76,203	31.2%
Residential mortgage-backed securities	57,024	874	1,379	56,519	23.2
Foreign corporate securities	37,242	1,835	1,294	37,783	15.6
U.S. Treasury/agency securities	20,246	1,855	14	22,087	9.0
Commercial mortgage-backed securities	19,214	121	687	18,648	7.6
Foreign government securities	13,511	1,969	131	15,349	6.3
Asset-backed securities	12,739	49	1,210	11,578	4.7
State and political subdivision securities	5,726	154	258	5,622	2.3
Other fixed maturity securities	317	10	28	299	0.1

Total fixed maturity securities	$244,270	$8,616	$8,798	$244,088	100.0%

Common stock	$2,540	$390	$167	$2,763	49.9%
Non-redeemable preferred stock	3,302	43	575	2,770	50.1

Total equity securities (1)	$5,842	$433	$742	$5,533	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$77,875	$1,725	$2,174	$77,426	32.0%
Residential mortgage-backed securities	56,267	611	389	56,489	23.3
Foreign corporate securities	37,359	1,740	794	38,305	15.8
U.S. Treasury/agency securities	19,771	1,487	13	21,245	8.8
Commercial mortgage-backed securities	17,676	251	199	17,728	7.3
Foreign government securities	13,535	1,924	188	15,271	6.3
Asset-backed securities	11,549	41	549	11,041	4.6
State and political subdivision securities	4,394	140	115	4,419	1.8
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities	$238,761	$7,932	$4,451	$242,242	100.0%

Common stock	$2,488	$568	$108	$2,948	48.7%
Non-redeemable preferred stock	3,403	61	362	3,102	51.3

Total equity securities (1)	$5,891	$629	$470	$6,050	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $633 million and $599 million at March 31, 2008 and December 31, 2007, respectively.

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. Additionally, at March 31, 2008 and December 31, 2007, the Company had

exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $1.9 billion and $2.2 billion, respectively, and unrealized losses of $441 million and $219 million, respectively. These securities are classified within asset-backed securities in the immediately preceding tables. At March 31, 2008, 33% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 57% were guaranteed by financial guarantee insurers who are Aaa rated.

The fair value of fixed maturity securities and equity securities measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2008
			Equity
	Fixed Maturity Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$6,316	3%	$2,078	38%
Significant other observable inputs (Level 2)	213,961	87	1,289	23
Significant unobservable inputs (Level 3)	23,811	10	2,166	39

Total fair value	$244,088	100%	$5,533	100%

	March 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed maturity securities:
U.S. corporate securities	$—	$67,988	$8,215	$76,203
Residential mortgage-backed securities	—	54,653	1,866	56,519
Foreign corporate securities	2	30,159	7,622	37,783
U.S. Treasury/agency securities	5,737	16,288	62	22,087
Commercial mortgage-backed securities	—	18,096	552	18,648
Foreign government securities	558	13,878	913	15,349
Asset-backed securities	—	7,407	4,171	11,578
State and political subdivision securities	8	5,477	137	5,622
Other fixed maturity securities	11	15	273	299

Total fixed maturity securities	$6,316	$213,961	$23,811	$244,088

Equity securities:
Common stock	$1,965	$589	$209	$2,763
Non-redeemable preferred stock	113	700	1,957	2,770

Total equity securities	$2,078	$1,289	$2,166	$5,533

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2008 is as follows:

	Three Months Ended
	March 31, 2008
	Fixed Maturity	Equity
	Securities	Securities
	(In millions)

Balance, December 31, 2007	$24,854	$2,385
Impact of SFAS 157 and SFAS 159 adoption	(8)	—

Balance, January 1, 2008	24,846	2,385
Total realized/unrealized gains (losses) included in:
Earnings	(19)	(36)
Other comprehensive income (loss)	(788)	(179)
Purchases, sales, issuances and settlements	144	3
Transfer in and/or out of Level 3	(372)	(7)

Balance, March 31, 2008	$23,811	$2,166

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

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

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturity and equity securities were $140 million and $3 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s three largest impairments totaled $85 million and $3 million for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, the Company sold or disposed of fixed maturity and equity securities at a loss that had a fair value of $5.8 billion and $12.1 billion, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $319 million and $249 million for the three months ended March 31, 2008 and 2007, respectively.

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$63,587	$11,531	$2,543	$3,091	6,096	1,399
Six months or greater but less than nine months	11,734	146	883	66	993	50
Nine months or greater but less than twelve months	11,948	20	999	6	1,029	49
Twelve months or greater	26,407	46	1,937	15	2,261	92

Total	$113,676	$11,743	$6,362	$3,178

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$49,463	$1,943	$1,670	$555	6,339	644
Six months or greater but less than nine months	17,353	23	844	7	1,461	31
Nine months or greater but less than twelve months	9,410	7	568	2	791	1
Twelve months or greater	31,731	50	1,262	13	3,192	32

Total	$107,957	$2,023	$4,344	$577

At March 31, 2008 and December 31, 2007, $6.4 billion and $4.3 billion, respectively, of unrealized losses related to securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 6% and 4%, respectively, of the cost or amortized cost of such securities.

At March 31, 2008, $3.2 billion of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% of the cost or amortized cost of such securities. Of such unrealized losses of $3.2 billion, $3.1 billion related to securities that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $577 million of unrealized losses related to securities with an unrealized loss position of 20% or more of cost or amortized cost, which represented 29% of the cost or amortized cost of such securities. Of such unrealized losses of $577 million, $555 million related to securities that were in an unrealized loss position for a period of less than six months.

The Company held 140 fixed maturity and equity securities, each with a gross unrealized loss at March 31, 2008 of greater than $10 million. These securities represented 23%, or $2.2 billion in the aggregate, of the gross unrealized loss on fixed maturity and equity securities. The Company held 30 fixed maturity and equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These securities represented 9%, or $459 million in the aggregate, of the gross unrealized loss on fixed maturity and equity securities.

At March 31, 2008 and December 31, 2007, the Company had $9.5 billion and $4.9 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	March 31,	December 31,
	2008	2007

Sector:
U.S. corporate securities	40%	44%
Foreign corporate securities	14	16
Asset-backed securities	13	11
Residential mortgage-backed securities	15	8
Foreign government securities	1	4
Commercial mortgage-backed securities	7	4
Other	10	13

Total	100%	100%

Industry:
Finance	32%	34%
Industrial	3	18
Mortgage-backed	22	12
Utility	6	8
Government	2	4
Consumer	9	3
Other	26	21

Total	100%	100%

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

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being attributable to a rise in market rates caused principally by a current widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	March 31, 2008		December 31, 2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
		(In millions)

Industrial	$37,777	33.1%	$40,399	34.9%
Foreign (1)	37,783	33.2	38,305	33.1
Finance	20,759	18.2	22,013	19.0
Utility	14,113	12.4	13,780	11.9
Other	3,554	3.1	1,234	1.1

Total	$113,986	100.0%	$115,731	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At March 31, 2008 and December 31, 2007, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $8.4 billion and $7.8 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at March 31, 2008 and December 31, 2007 was $1.6 billion and $1.2 billion, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	March 31, 2008		December 31, 2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$36,165	41.7%	$37,372	43.8%
Pass-through securities	20,354	23.5	19,117	22.4

Total residential mortgage-backed securities	56,519	65.2	56,489	66.2
Commercial mortgage-backed securities	18,648	21.5	17,728	20.8
Asset-backed securities	11,578	13.3	11,041	13.0

Total	$86,745	100.0%	$85,258	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At March 31, 2008 and December 31, 2007, $56.1 billion and $56.2 billion, respectively, or 99% for both, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At March 31, 2008 and December 31, 2007, the Company’s Alt-A residential mortgage-backed securities exposure was $5.8 billion and $6.4 billion, respectively, with an unrealized loss of $679 million and $143 million, respectively.

At March 31, 2008 and December 31, 2007, $16.7 billion and $15.5 billion, respectively, or 90% and 87%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. At March 31, 2008 and December 31, 2007, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables and automobile receivables of 43% and 11% of the total holdings, respectively. At March 31, 2008 and December 31, 2007, $7.1 billion and $6.0 billion, respectively, or 61% and 54%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities included in the structured securities table above include exposure to residential mortgage-backed securities backed by sub-prime mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The Company’s exposure exists through investment in asset-backed securities which are supported by sub-prime mortgage loans. The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 vintage year. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from March 31, 2007 to March 31, 2008. Based upon the analysis of the Company’s exposure to sub-prime mortgage loans through its investment in asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following table shows the Company’s exposure to asset-backed securities supported by sub-prime mortgage loans by credit quality and by vintage year:

	March 31, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$218	$192	$122	$111	$24	$19	$14	$12	$2	$2	$380	$336
2004	157	128	434	324	25	21	40	33	1	—	657	506
2005	547	467	269	216	22	16	2	1	—	—	840	700
2006	231	200	68	42	—	—	3	3	16	7	318	252
2007	143	115	17	8	11	8	—	—	—	—	171	131
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total	$1,296	$1,102	$910	$701	$82	$64	$59	$49	$19	$9	$2,366	$1,925

	December 31, 2007
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$234	$223	$132	$125	$19	$17	$14	$13	$4	$2	$403	$380
2004	212	195	446	414	27	24	—	—	1	—	686	633
2005	551	502	278	252	22	18	5	4	—	—	856	776
2006	258	235	69	47	—	—	—	—	—	—	327	282
2007	152	142	17	9	—	—	—	—	—	—	169	151

Total	$1,407	$1,297	$942	$847	$68	$59	$19	$17	$5	$2	$2,441	$2,222

At March 31, 2008 and December 31, 2007, the Company had $1.9 billion and $2.2 billion, respectively, of asset-backed securities supported by sub-prime mortgage loans as outlined in the tables above. At March 31, 2008, approximately 94% of the portfolio is rated Aaa, Aa or better of which 80% was in vintage year 2005 and prior. At December 31, 2007, approximately 96% of the portfolio was rated Aaa, Aa or better of which 80% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. At March 31, 2008, all of the $1.9 billion of asset-backed securities supported by sub-prime mortgage loans were classified as Level 3 securities.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $42 million with a fair value of $32 million at March 31, 2008 and an aggregate cost of $64 million with a fair value of $48 million at December 31, 2007, which are not included in the tables above.

Assets on Deposit and Held in Trust and Assets Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with a fair market value of $1.8 billion at both March 31, 2008 and December 31, 2007, consisting primarily of fixed maturity and equity securities. Company securities held in trust to satisfy collateral requirements had a cost or amortized cost of $8.6 billion and $7.1 billion at March 31, 2008 and December 31, 2007, respectively, consisting primarily of fixed maturity and equity securities.

Certain of the Company’s fixed maturity securities are pledged as collateral for various transactions as described in “— Composition of Investment Portfolio Results — Derivative Financial Instruments — Credit Risk.”

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

At March 31, 2008 and December 31, 2007, trading securities were $808 million and $779 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $29 million and $107 million, respectively. The Company had pledged $282 million and $407 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at March 31, 2008 and December 31, 2007, respectively.

The fair value of trading securities measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2008
	Trading		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$233	29%	$29	100%
Significant other observable inputs (Level 2)	396	49	—	—
Significant unobservable inputs (Level 3)	179	22	—	—

Total fair value	$808	100%	$29	100%

A rollforward of the fair value measurements for trading securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2008 is as follows:

Three Months Ended
March 31, 2008
(In millions)

Balance, December 31, 2007	$183
Impact of SFAS 157 and SFAS 159 adoption	8

Balance, January 1, 2008	191
Total realized/unrealized gains (losses) included in:
Earnings	(5)
Other comprehensive income (loss)	—
Purchases, sales, issuances and settlements	2
Transfer in and/or out of Level 3	(9)

Balance, March 31, 2008	$179

During the three months ended March 31, 2008 and 2007, interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled ($51) million and $15 million, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of ($42) million and $8 million for the three months ended March 31, 2008 and 2007, respectively.

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 13.6% of the Company’s total cash and invested assets at both March 31, 2008 and December 31, 2007. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	March 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Commercial mortgage loans	$36,032	75.4%	$35,501	75.5%
Agricultural mortgage loans	10,641	22.3	10,484	22.3
Consumer loans	1,104	2.3	1,045	2.2

Total	$47,777	100.0%	$47,030	100.0%

At March 31, 2008 and December 31, 2007, $443 million and $5 million, or 1% and less than 1%, respectively, of the Company’s mortgage and consumer loans were held-for-sale. Mortgage and consumer loans held-for-sale are carried at the lower of amortized cost or fair value. At March 31, 2008, the Company held $474 million in impaired mortgage loans, of which $435 million relate to mortgage loans held-for-sale, that were recorded based on the fair value of the underlying collateral or broker quotes, if lower. These impaired mortgage loans were recorded at fair value and represent a nonrecurring fair value measurement. The fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $29 million for the three months ended March 31, 2008.

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	March 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Region
Pacific	$8,645	24.0%	$8,620	24.3%
South Atlantic	8,199	22.8	8,021	22.6
Middle Atlantic	5,127	14.2	5,110	14.4
International	3,759	10.4	3,642	10.3
East North Central	2,918	8.1	2,957	8.3
West South Central	2,977	8.3	2,925	8.2
New England	1,582	4.4	1,499	4.2
Mountain	1,212	3.3	1,086	3.1
West North Central	853	2.4	1,046	2.9
East South Central	502	1.4	503	1.4
Other	258	0.7	92	0.3

Total	$36,032	100.0%	$35,501	100.0%

Property Type
Office	$15,650	43.4%	$15,471	43.6%
Retail	8,021	22.3	7,557	21.3
Apartments	4,255	11.8	4,437	12.5
Hotel	3,263	9.1	3,282	9.2
Industrial	3,033	8.4	2,880	8.1
Other	1,810	5.0	1,874	5.3

Total	$36,032	100.0%	$35,501	100.0%

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

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	March 31, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$36,234	100.0%	$207	0.6%	$35,665	100.0%	$168	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	3	—	—	—%	3	—	—	—%
Delinquent or under foreclosure	2	—	—	—%	1	—	—	—%

Total	$36,239	100.0%	$207	0.6%	$35,669	100.0%	$168	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans for the:

Three Months Ended
March 31, 2008
(In millions)

Balance, beginning of period	$168
Additions	67
Deductions	(28)

Balance, end of period	$207

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans by both geographic region and product type.

Of the $10.6 billion of agricultural mortgage loans outstanding at March 31, 2008, 56.9%, were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

	March 31, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$10,598	99.4%	$13	0.1%	$10,440	99.4%	$12	0.1%
Restructured	2	—	—	—%	2	—	—	—%
Potentially delinquent	51	0.5	4	7.8%	47	0.4	4	8.5%
Delinquent or under foreclosure	14	0.1	7	50.0%	19	0.2	8	42.1%

Total	$10,665	100.0%	$24	0.2%	$10,508	100.0%	$24	0.2%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

Three Months Ended
March 31, 2008
(In millions)

Balance, beginning of period	$24
Additions	5
Deductions	(5)

Balance, end of period	$24

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans.

The following table presents the amortized cost and valuation allowances for consumer loans distributed by loan classification at:

	March 31, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$1,065	96.0%	$5	0.5%	$1,006	95.7%	$5	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	16	1.4	—	—%	19	1.8	—	—%
Delinquent or under foreclosure	29	2.6	1	3.4%	26	2.5	1	4.0%

Total	$1,110	100.0%	$6	0.5%	$1,051	100.0%	$6	0.6%

(1)	Amortized cost is equal to carrying value before valuation allowances.

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. At March 31, 2008 and December 31, 2007, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $7.0 billion and $6.8 billion, respectively, or 2.0% for both, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate holdings at:

	March 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Real estate	$4,002	57.5%	$3,994	59.0%
Real estate joint ventures	2,957	42.5	2,771	41.0
Foreclosed real estate	3	—	3	—

	6,962	100.0	6,768	100.0
Real estate held-for-sale	1	—	1	—

Total real estate holdings	$6,963	100.0%	$6,769	100.0%

The Company’s carrying value of real estate held-for-sale of $1 million at both March 31, 2008 and December 31, 2007, have been reduced by impairments of $1 million at both March 31, 2008 and December 31, 2007.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Certain of the Company’s investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.3 billion and $6.2 billion at March 31, 2008 and December 31, 2007, respectively. Included within other limited partnership interests at March 31, 2008 and December 31, 2007 are $1.6 billion of hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. The Company’s investments in other limited partnership interests represented 1.8% of cash and invested assets at both March 31, 2008 and December 31, 2007.

Management anticipates that investment income and the related yields on other limited partnership interests may decline during 2008 due to increased volatility in the equity and credit markets.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Composition of Investment Portfolio Results — Variable Interest Entities.”

Other Invested Assets

The Company’s other invested assets consisted principally of leveraged leases of $2.2 billion at both March 31, 2008 and December 31, 2007, funds withheld at interest of $4.4 billion and $4.5 billion at March 31, 2008 and December 31, 2007, respectively, and standalone derivatives with positive fair values of $5.7 billion and $4.0 billion at March 31, 2008 and December 31, 2007, respectively. The leveraged leases are recorded net of non-recourse debt. The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues to these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio. The Company’s other invested assets represented 4.1% and 3.7% of cash and invested assets at March 31, 2008 and December 31, 2007, respectively.

Derivative Financial Instruments

Derivatives.  The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company uses derivatives to synthetically create investments as permitted by its insurance subsidiaries’ Derivatives Use Plans approved by the applicable state insurance departments.

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	March 31, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$39,144	$1,355	$1,488	$62,519	$785	$768
Interest rate floors	48,517	866	—	48,937	621	—
Interest rate caps	26,826	18	—	45,498	50	—
Financial futures	8,070	14	20	10,817	89	57
Foreign currency swaps	21,414	2,034	2,023	21,399	1,480	1,724
Foreign currency forwards	5,456	91	80	4,185	76	16
Options	2,610	1,094	1	2,043	713	1
Financial forwards	12,300	141	12	4,600	122	2
Credit default swaps	3,169	62	31	6,850	58	35
Synthetic GICs	3,888	—	—	3,670	—	—
Other	353	3	1	250	43	—

Total	$171,747	$5,678	$3,656	$210,768	$4,037	$2,603

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At March 31, 2008 and December 31, 2007, the Company owned 8,621 and 4,658 equity future contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At March 31, 2008 and December 31, 2007, the Company owned 754,562 and 695,485 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At March 31, 2008 and December 31, 2007, the Company owned 79,725,122 and 77,374,937 equity options, respectively. Fair values of equity options are included in options in the preceding table.

The fair value of derivatives measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2008
	Derivative
	Assets		Derivative Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$14	—%	$20	1%
Significant other observable inputs (Level 2)	4,434	78	3,621	99
Significant unobservable inputs (Level 3)	1,230	22	15	—

Total fair value	$5,678	100%	$3,656	100%

A rollforward of the fair value measurements for derivatives measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2008 is as follows:

Three Months Ended
March 31, 2008
(In millions)

Balance, December 31, 2007	$789
Impact of SFAS 157 and SFAS 159 adoption	(1)

Balance, January 1, 2008	788
Total realized/unrealized gains (losses) included in:
Earnings	402
Other comprehensive income (loss)	—
Purchases, sales, issuances and settlements	25
Transfer in and/or out of Level 3	—

Balance, March 31, 2008	$1,215

See “— Summary of Critical Accounting Estimates — Derivative Financial Instruments” for further information on the estimates and assumptions that affect the amounts reported above.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of March 31, 2008 and December 31, 2007, the Company was obligated to return cash collateral under its control of $1,511 million and $833 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of March 31, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $860 million and $678 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of March 31, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

As of March 31, 2008 and December 31, 2007, the Company provided collateral of $346 million and $162 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of March 31, 2008 and December 31, 2007, the Company pledged collateral of $206 million and $167 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of March 31, 2008 and December 31, 2007, the Company provided cash collateral of $82 million and $102 million, respectively, which is included in premiums and other receivables in the consolidated balance sheet.

Embedded Derivatives.  The fair value of embedded derivatives measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2008
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	25	2
Significant unobservable inputs (Level 3)	(144)	100	1,361	98

Total fair value	$(144)	100%	$1,386	100%

A rollforward of the fair value measurements for embedded derivatives measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2008 is as follows:

Three Months Ended
March 31, 2008
(In millions)

Balance, December 31, 2007	$843
Impact of SFAS 157 and SFAS 159 adoption	(41)

Balance, January 1, 2008	802
Total realized/unrealized gains (losses) included in:
Earnings	661
Other comprehensive income (loss)	—
Purchases, sales, issuances and settlements	42
Transfer in and/or out of Level 3	—

Balance, March 31, 2008	$1,505

See “— Summary of Critical Accounting Estimates — Embedded Derivatives” for further information on the estimates and assumptions that affect the amounts reported above.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at March 31, 2008; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	March 31, 2008
	Primary Beneficiary		Not Primary Beneficiary
		Maximum		Maximum
	Total	Exposure	Total	Exposure
	Assets (1)	to Loss (2)	Assets (1)	to Loss (2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$1,253	$1,253	$1,447	$162
Real estate joint ventures (3)	45	22	285	33
Other limited partnership interests (4)	2	1	36,263	3,315
Trust preferred securities (5)	106	106	47,432	3,266
Other investments (6)	1,100	1,100	3,369	306

Total	$2,506	$2,482	$88,796	$7,082

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities, asset-backed securitizations or collateralized debt obligations.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $43.1 billion and $41.1 billion and an estimated fair value of $44.2 billion and $42.1 billion were on loan under the program at March 31, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $45.1 billion and $43.3 billion at March 31, 2008 and December 31, 2007, respectively. Security collateral of $19 million and $40 million, on deposit from customers in connection with the securities lending transactions at March 31, 2008 and December 31, 2007, respectively, may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

Separate Accounts

The Company had $152.6 billion and $160.2 billion held in its separate accounts, for which the Company does not bear investment risk, as of March 31, 2008 and December 31, 2007, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

The fair value of separate accounts measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2008
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$117,653	77%
Significant other observable inputs (Level 2)	33,336	22
Significant unobservable inputs (Level 3)	1,581	1

Total fair value	$152,570	100%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company regularly analyzes its exposure to interest rate, equity market and foreign currency exchange risks. As a result of that analysis, the Company has determined that the fair value of its interest rate sensitive invested assets is materially exposed to changes in interest rates, and that the amount of that risk has decreased from that reported at December 31, 2007 in the 2007 Annual Report. The equity and foreign currency portfolios do not expose the Company to material market risks, nor has the Company’s exposure to those risks materially changed from that reported on December 31, 2007 in the 2007 Annual Report.

The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of certain liabilities and their supporting investments, including derivative instruments. As disclosed in the 2007 Annual Report, the Company uses a variety of strategies to manage interest rate, equity market, and foreign currency exchange risk, including the use of derivative instruments.

The Company’s management processes for measuring, managing and monitoring market risk remain as described in the 2007 Annual Report. Some of those processes utilize interim manual reporting and estimation techniques when the Company integrates newly acquired operations.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at March 31, 2008 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot assure that its actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis;

•	for derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

Accordingly, the Company uses such models as tools and not substitutes for the experience and judgment of its investments, asset/liability management and corporate risk personnel. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the fair value of its interest rate sensitive invested assets. Based upon its analysis of the impact of a 10% change (increase or decrease) in equity markets or in currency exchange rates, the equity and foreign currency portfolios do not expose the Company to material market risk.

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at March 31, 2008. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at March 31, 2008 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s portfolio at March 31, 2008 was:

March 31, 2008
(In millions)

Non-trading:
Interest rate risk	$3,670
Equity price risk	$140
Foreign currency exchange rate risk	$765
Trading:
Interest rate risk	$10

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at March 31, 2008 by type of asset or liability.

	March 31, 2008
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value	Curve
	(In millions)

Assets
Fixed maturity securities		$244,088	$(4,276)
Equity securities		5,533	—
Mortgage and consumer loans		48,605	(364)
Policy loans		12,145	(233)
Short-term investments		2,612	(9)
Cash and cash equivalents		10,874	—
Mortgage loan commitments	$3,943	(84)	(24)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$891	(89)	—
Commitments to fund partnership investments	$4,542	—	—

Total assets			$(4,906)

Liabilities
Policyholder account balances		$102,454	$1,421
Short-term debt		632	—
Long-term debt		9,446	251
Collateral financing agreements		4,323	60
Junior subordinated debt securities underlying common equity units		4,124	100
Shares subject to mandatory redemption		192	6
Payables for collateral under securities loaned and other transactions		46,649	—

Total liabilities			$1,838

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$39,144	$(133)	$(310)
Interest rate floors	48,517	866	(58)
Interest rate caps	26,826	18	10
Financial futures	8,070	(6)	(48)
Foreign currency swaps	21,414	11	(83)
Foreign currency forwards	5,456	11	—
Options	2,610	1,093	(109)
Financial forwards	12,300	129	(5)
Credit default swaps	3,169	31	—
Synthetic GICs	3,888	—	—
Other	353	2	1

Total other			$(602)

Net change			$(3,670)

This quantitative measure of risk has decreased by $1,500 million, or 29%, to $3,670 million at March 31, 2008 from $5,170 million at December 31, 2007. This decrease in risk is primarily due to a decline of approximately $1,290 million resulting from lower interest rates which have the effect of creating a smaller change in the yield curve and a decrease in the impact on liabilities of $648 million resulting from a change in the method of estimating fair value in connection with the adoption of SFAS 157 as well as decrease of $29 million resulting from other items. These decreases were partially offset by an increase of $51 million from growth in the asset portfolio as well as an increase of $350 million resulting from a increase in the duration of the asset portfolio. The decrease in the amount of derivatives employed by the Company also had the impact of increasing the risk by approximately $66 million.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2007 Annual Report and (ii) Note 7 to the unaudited interim condensed consolidated financial statements in Part I of this report.

Demutualization Actions

Several lawsuits were brought in 2000 challenging the fairness of MLIC’s plan of reorganization, as amended (the “Plan”) and the adequacy and accuracy of MLIC’s disclosure to policyholders regarding the Plan. The actions discussed below name as defendants some or all of MLIC, the Holding Company, and individual directors. MLIC, the Holding Company, and the individual directors believe they have meritorious defenses to the plaintiffs’ claims and are contesting vigorously all of the plaintiffs’ claims in these actions.

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. On January 30, 2007, the trial court signed an order certifying a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect to a common law fraud claim. Plaintiffs and defendants have appealed from this order. The court has directed various forms of class notice.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has not yet directed the manner and form of class notice. MLIC and the Holding Company have served a motion for summary judgment, and plaintiffs have served a motion for partial summary judgment.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2007 Annual Report, MLIC received approximately 7,200 asbestos-related claims in 2007. During the three months ended March 31, 2008 and 2007, MLIC received approximately 2,000 and 1,600 new asbestos-related claims, respectively. See Note 16 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. MLIC regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through March 31, 2008.

Sales Practices Claims

Over the past several years, MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); General American Life Insurance Company (“GALIC”); Walnut Street Securities, Inc. (“Walnut Street Securities”) and MetLife Securities, Inc. (“MSI”) have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

As of March 31, 2008, there were approximately 140 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

Other Litigation

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs assert legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs seek rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In January and May 2008, the court issued orders granting the defendants’ motion to dismiss in part, dismissing all of plaintiffs’ claims except for claims under the Investment Advisers Act. The Company is vigorously defending against the remaining claims in this matter.

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

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended March 31, 2008 are set forth below:

				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That May Yet Be
	(a) Total Number	(b) Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plans or
Period	Purchased (1)	per Share	Plans or Programs (2)	Programs

January 1 — January 31, 2008	7,696,060	$58.52	7,690,222	$1,060,735,127
February 1 — February 28, 2008	12,711,550	$62.93	12,711,550	$260,735,127
March 1 — March 31, 2008	60	$57.79	—	$260,735,127

Total	20,407,670	$61.27	20,401,772	$260,735,127

(1)	During the periods January 1 — January 31, 2008, February 1 — February 28, 2008 and March 1 — March 31, 2008, separate account affiliates of the Company purchased 5,838 shares, 0 shares and 60 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company other than through a publicly announced plan or program.

(2)	In December 2007, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6,646,692 shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also in January 2008, the bank delivered 1,043,530 additional shares of the Company’s common stock to the Company resulting in a total of 7,690,222 shares being repurchased under the agreement. At December 31, 2007, the Company recorded the obligation to pay $450 million to the bank as a reduction of additional paid-in capital. Upon settlement with the bank in January 2008, the Company increased additional paid-in capital and reduced treasury stock.

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

MetLife, Inc.’s Annual Meeting of stockholders was held on April 22, 2008 (the “2008 Annual Meeting”). The matters that were voted upon at the 2008 Annual Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions as to each such matter, as applicable, are set forth below:

(1)	Election of Directors — The stockholders elected five Class III Directors, each for a term expiring at MetLife, Inc.’s 2011 Annual Meeting.

Nominee Name	Votes For	Votes Withheld

Sylvia Mathews Burwell	638,003,499	9,180,103
Eduardo Castro-Wright	640,780,535	6,403,067
Cheryl W. Grisé	638,231,073	8,952,529
William C. Steere, Jr.	639,579,645	7,603,957
Lulu C. Wang	640,595,156	6,588,446

(2) Ratification of Appointment of Deloitte & Touche LLP as Independent Auditor (APPROVED)

Votes For	Votes Against	Abstained

637,495,487	4,736,728	4,951,387

The Directors whose terms continued after the 2008 Annual Meeting and the years their terms expire are as follows:

Class I Directors — Term Expires in 2009

C. Robert Henrikson
John M. Keane
Hugh B. Price
Kenton J. Sicchitano

Class II Directors — Term Expires in 2010

Burton A. Dole, Jr.
R. Glenn Hubbard, Ph.D.
James M. Kilts
David Satcher, M.D., Ph.D.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By	/s/ Joseph J. Prochaska, Jr.
Name: Joseph J. Prochaska, Jr.

Title:	Executive Vice President, Finance Operations and
Chief Accounting Officer (Authorized Signatory and
Principal Accounting Officer)

Date: May 9, 2008

Exhibit Index

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1