Form 10-Q
period 2008-06-30
METLIFE INC
filed 2008-08-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

At July 30, 2008, 709,778,752 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page

Part I — Financial Information
Item 1. Financial Statements at June 30, 2008 (Unaudited) and December 31, 2007 and for the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	4
Interim Condensed Consolidated Balance Sheets	4
Interim Condensed Consolidated Statements of Income	5
Interim Condensed Consolidated Statement of Stockholders’ Equity	6
Interim Condensed Consolidated Statements of Cash Flows	7
Notes to Interim Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3. Quantitative and Qualitative Disclosures About Market Risk	151
Item 4. Controls and Procedures	154
Part II — Other Information
Item 1. Legal Proceedings	154
Item 1A. Risk Factors	156
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	156
Item 4. Submission of Matters to a Vote of Security Holders	157
Item 6. Exhibits	158
Signatures	159
Exhibit Index	E-1
EX-10.1: AMENDMENT NO. 17 TO THE PLAN FOR TRANSITION ASSISTANCE FOR OFFICERS
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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007

(In millions, except share and per share data)

	June 30,	December 31,
	2008	2007

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $244,766 and $238,761, respectively)	$241,191	$242,242
Equity securities available-for-sale, at estimated fair value (cost: $5,802 and $5,891, respectively)	5,420	6,050
Trading securities, at estimated fair value (cost: $914 and $768, respectively)	883	779
Mortgage and consumer loans	48,999	47,030
Policy loans	10,764	10,419
Real estate and real estate joint ventures held-for-investment	7,294	6,735
Real estate held-for-sale	34	34
Other limited partnership interests	6,707	6,155
Short-term investments	1,980	2,648
Other invested assets	13,335	12,642

Total investments	336,607	334,734
Cash and cash equivalents	13,815	10,368
Accrued investment income	3,320	3,630
Premiums and other receivables	15,402	14,607
Deferred policy acquisition costs and value of business acquired	22,917	21,521
Current income tax recoverable	590	303
Goodwill	5,161	4,910
Other assets	8,274	8,330
Separate account assets	149,701	160,159

Total assets	$555,787	$558,562

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$134,123	$132,262
Policyholder account balances	144,238	137,349
Other policyholder funds	10,740	10,176
Policyholder dividends payable	1,037	994
Policyholder dividend obligation	—	789
Short-term debt	623	667
Long-term debt	9,694	9,628
Collateral financing arrangements	5,847	5,732
Junior subordinated debt securities	5,224	4,474
Shares subject to mandatory redemption	159	159
Deferred income tax liability	1,017	2,457
Payables for collateral under securities loaned and other transactions	45,979	44,136
Other liabilities	14,864	14,401
Separate account liabilities	149,701	160,159

Total liabilities	523,246	523,383

Contingencies, Commitments and Guarantees (Note 8)
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued; 709,749,252 shares and 729,223,440 shares outstanding at June 30, 2008 and December 31, 2007, respectively	8	8
Additional paid-in capital	17,647	17,098
Retained earnings	21,441	19,884
Treasury stock, at cost; 77,017,412 shares and 57,543,224 shares at June 30, 2008 and December 31, 2007, respectively	(4,047)	(2,890)
Accumulated other comprehensive income (loss)	(2,509)	1,078

Total stockholders’ equity	32,541	35,179

Total liabilities and stockholders’ equity	$555,787	$558,562

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Premiums	$7,701	$6,903	$15,294	$13,668
Universal life and investment-type product policy fees	1,421	1,307	2,838	2,587
Net investment income	4,584	4,835	9,091	9,355
Other revenues	371	411	766	795
Net investment gains (losses)	(362)	(239)	(1,248)	(277)

Total revenues	13,715	13,217	26,741	26,128

Expenses
Policyholder benefits and claims	7,715	6,855	15,458	13,628
Interest credited to policyholder account balances	1,265	1,465	2,576	2,841
Policyholder dividends	446	432	876	856
Other expenses	2,963	2,834	5,639	5,730

Total expenses	12,389	11,586	24,549	23,055

Income from continuing operations before provision for income tax	1,326	1,631	2,192	3,073
Provision for income tax	381	476	598	892

Income from continuing operations	945	1,155	1,594	2,181
Income (loss) from discontinued operations, net of income tax	1	8	—	(1)

Net income	946	1,163	1,594	2,180
Preferred stock dividends	31	34	64	68

Net income available to common shareholders	$915	$1,129	$1,530	$2,112

Income from continuing operations available to common shareholders per common share
Basic	$1.28	$1.51	$2.14	$2.82

Diluted	$1.26	$1.47	$2.10	$2.76

Net income available to common shareholders per common share
Basic	$1.28	$1.52	$2.14	$2.82

Diluted	$1.26	$1.48	$2.10	$2.76

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Income (Loss)
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustments	Adjustment	Total

Balance at December 31, 2007	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179
Cumulative effect of a change in accounting principles, net of income tax (Note 1)				27		(10)			17

Balance at January 1, 2008	1	8	17,098	19,911	(2,890)	961	347	(240)	35,196
Treasury stock transactions, net			408		(1,157)				(749)
Deferral of stock-based compensation			141						141
Dividends on preferred stock				(64)					(64)
Comprehensive income:
Net income				1,594					1,594
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(33)			(33)
Unrealized investment gains (losses), net of related offsets and income tax						(3,624)			(3,624)
Foreign currency translation adjustments, net of income tax							80		80

Other comprehensive income (loss)									(3,577)

Comprehensive income (loss)									(1,983)

Balance at June 30, 2008	$1	$8	$17,647	$21,441	$(4,047)	$(2,696)	$427	$(240)	$32,541

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities	$5,475	$4,141

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	46,828	59,923
Equity securities	786	926
Mortgage and consumer loans	3,066	5,134
Real estate and real estate joint ventures	119	385
Other limited partnership interests	380	740
Purchases of:
Fixed maturity securities	(52,188)	(71,736)
Equity securities	(705)	(1,761)
Mortgage and consumer loans	(5,205)	(6,533)
Real estate and real estate joint ventures	(622)	(1,226)
Other limited partnership interests	(880)	(875)
Net change in short-term investments	684	(78)
Purchases of businesses, net of cash received of $44 and $13, respectively	(350)	(43)
Proceeds (payments) from sales of businesses, net of cash disposed of $0 and $14, respectively	(4)	44
Net change in other invested assets	(1,013)	494
Net change in policy loans	(345)	(22)
Other, net	(74)	(84)

Net cash used in investing activities	(9,523)	(14,712)

Cash flows from financing activities
Policyholder account balances:
Deposits	29,146	29,133
Withdrawals	(23,082)	(25,680)
Net change in payables for collateral under securities loaned and other transactions	1,843	4,744
Net change in short-term debt	(44)	27
Long-term debt issued	117	458
Long-term debt repaid	(66)	(267)
Collateral financing arrangements issued	115	2,254
Junior subordinated debt securities issued	750	—
Dividends on preferred stock	(64)	(68)
Treasury stock acquired	(1,250)	(775)
Stock options exercised	31	75
Debt and equity issuance costs	(9)	—
Other, net	8	67

Net cash provided by financing activities	7,495	9,968

Change in cash and cash equivalents	3,447	(603)
Cash and cash equivalents, beginning of period	10,368	7,107

Cash and cash equivalents, end of period	$13,815	$6,504

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$572	$449

Income tax	$315	$1,447

Non-cash transactions during the period:
Business acquisitions:
Assets acquired	$1,411	$—
Cash paid	(394)	—

Liabilities assumed	$1,017	$—

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

Minority interest related to consolidated entities included in other liabilities was $1.7 billion and $1.8 billion at June 30, 2008 and December 31, 2007, respectively.

Certain amounts in the prior year period’s unaudited interim condensed consolidated financial statements have been reclassified to conform with the 2008 presentation. Such reclassifications include $2.3 billion relating to long-term debt issued which has been reclassified to collateral financing arrangements issued on the consolidated statement of cash flow for the six months ended June 30, 2007. See also Note 14 for reclassifications related to discontinued operations.

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2008, its consolidated results of operations for the three months and six months ended June 30, 2008 and 2007, its consolidated cash flows for the six months ended June 30, 2008 and 2007, and its consolidated statement of stockholders’ equity for the six months ended June 30, 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

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

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying unaudited condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 15 presents the fair value of all assets and liabilities required to be measured at fair value as well as the expanded fair value disclosures required by SFAS 157.

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

Other

In June 2008, the FASB ratified as final the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the impact of EITF 07-5 on its consolidated financial statements.

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

2.	Acquisitions and Dispositions

During the first quarter of 2008, the Company completed acquisitions which were accounted for using the purchase method of accounting in the Institutional and International segments. As a result of these acquisitions, goodwill and other intangible assets increased by $169 million and $149 million, respectively.

During the second quarter of 2008, MetLife Bank, N.A. (“MetLife Bank”), included within the Corporate & Other segment, completed an acquisition which was accounted for using the purchase method of accounting. As a result of this acquisition, goodwill and other intangible assets increased by $68 million and $5 million, respectively. In June 2008, MetLife Bank, entered into an agreement to acquire a residential mortgage origination company. The transaction is expected to be completed during the third quarter of 2008.

In June 2008, the Company and Reinsurance Group of America, Inc. (“RGA”) entered into an agreement to execute a tax-free split-off transaction whereby shareholders of the Company will be offered the ability to exchange their MetLife shares for shares in RGA based upon an exchange ratio determined at the time of the exchange offer. The transaction has the effect of the Company exchanging substantially all of its 52% ownership in RGA for shares of its own stock. The transaction is subject to RGA’s shareholders approving a recapitalization, state insurance regulatory approval as well as acceptance of the offer by a sufficient number of MetLife shareholders. See also Note 13.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings at:

	June 30, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$79,131	$1,126	$4,002	$76,255	31.6%
Residential mortgage-backed securities	55,551	487	1,530	54,508	22.6
Foreign corporate securities	37,516	1,444	1,343	37,617	15.6
U.S. Treasury/agency securities	19,108	1,178	106	20,180	8.4
Commercial mortgage-backed securities	19,234	73	889	18,418	7.6
Foreign government securities	14,075	1,693	392	15,376	6.4
Asset-backed securities	14,185	54	1,167	13,072	5.4
State and political subdivision securities	5,653	100	272	5,481	2.3
Other fixed maturity securities	313	5	34	284	0.1

Total fixed maturity securities	$244,766	$6,160	$9,735	$241,191	100.0%

Common stock	$2,576	$369	$194	$2,751	50.8%
Non-redeemable preferred stock	3,226	30	587	2,669	49.2

Total equity securities	$5,802	$399	$781	$5,420	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$77,875	$1,725	$2,174	$77,426	32.0%
Residential mortgage-backed securities	56,267	611	389	56,489	23.3
Foreign corporate securities	37,359	1,740	794	38,305	15.8
U.S. Treasury/agency securities	19,771	1,487	13	21,245	8.8
Commercial mortgage-backed securities	17,676	251	199	17,728	7.3
Foreign government securities	13,535	1,924	188	15,271	6.3
Asset-backed securities	11,549	41	549	11,041	4.6
State and political subdivision securities	4,394	140	115	4,419	1.8
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities	$238,761	$7,932	$4,451	$242,242	100.0%

Common stock	$2,488	$568	$108	$2,948	48.7%
Non-redeemable preferred stock	3,403	61	362	3,102	51.3

Total equity securities	$5,891	$629	$470	$6,050	100.0%

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. Additionally, at June 30, 2008 and December 31, 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $1.8 billion and $2.2 billion, respectively, and unrealized losses of $560 million and $219 million, respectively. These securities are classified within asset-backed securities in the immediately preceding tables. At June 30, 2008, 33% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 11%, 38% and 7% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

Overall, at June 30, 2008, $6.5 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.8 billion, $2.4 billion, $1.1 billion and $0.2 billion, are included within state and political subdivision securities, U.S. corporate securities, asset-backed securities and mortgage-backed securities, respectively, and 12%, 29% and 40% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	June 30, 2008
	Less than 12 months		Equal to or Greater than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$36,446	$2,018	$16,424	$1,984	$52,870	$4,002
Residential mortgage-backed securities	26,181	1,096	4,275	434	30,456	1,530
Foreign corporate securities	14,554	670	6,788	673	21,342	1,343
U.S. Treasury/agency securities	4,607	92	180	14	4,787	106
Commercial mortgage-backed securities	10,878	455	4,248	434	15,126	889
Foreign government securities	5,229	334	729	58	5,958	392
Asset-backed securities	7,864	666	2,186	501	10,050	1,167
State and political subdivision securities	2,005	144	793	128	2,798	272
Other fixed maturity securities	77	34	—	—	77	34

Total fixed maturity securities	$107,841	$5,509	$35,623	$4,226	$143,464	$9,735

Equity securities	$2,114	$433	$1,223	$348	$3,337	$781

Total number of securities in an unrealized loss position	10,942		3,398

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

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more at:

	June 30, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$86,859	$10,144	$2,748	$2,666	8,067	1,498
Six months or greater but less than nine months	11,896	799	807	296	1,260	159
Nine months or greater but less than twelve months	11,286	141	820	66	1,188	28
Twelve months or greater	36,106	86	3,087	26	2,921	34

Total	$146,147	$11,170	$7,462	$3,054

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$49,463	$1,943	$1,670	$555	6,339	644
Six months or greater but less than nine months	17,353	23	844	7	1,461	31
Nine months or greater but less than twelve months	9,410	7	568	2	791	1
Twelve months or greater	31,731	50	1,262	13	3,192	32

Total	$107,957	$2,023	$4,344	$577

At June 30, 2008 and December 31, 2007, $7.3 billion and $4.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 5% and 4%, respectively, of the cost or amortized cost of such securities. At June 30, 2008 and December 31, 2007, $182 million and $322 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 9% and 10%, respectively, of the cost of such securities.

At June 30, 2008, $2.5 billion and $599 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% and 28% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $2.5 billion and $599 million, $2.1 billion and $589 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $429 million and $148 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 28% and 31% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $429 million and $148 million, $407 million and $148 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 115 fixed maturity securities and 16 equity securities, each with a gross unrealized loss at June 30, 2008 of greater than $10 million. These 115 fixed maturity securities represented 19%, or $1.8 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 16 equity securities represented 33%, or $260 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 23 fixed maturity securities and 7 equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These 23 fixed maturity securities represented 8%, or $358 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These 7 equity securities represented 21%, or $101 million in the aggregate, of the gross unrealized loss on equity securities.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $599 million at June 30, 2008 and $148 million at December 31, 2007, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to be hold the security, including holding the security until the earlier of a recovery in value, or until maturity. Whereas for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2008 and December 31, 2007, the Company had $10.5 billion and $4.9 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	June 30,	December 31,
	2008	2007

Sector:
U.S. corporate securities	38%	44%
Foreign corporate securities	13	16
Asset-backed securities	11	11
Residential mortgage-backed securities	15	8
Foreign government securities	4	4
Commercial mortgage-backed securities	8	4
Other	11	13

Total	100%	100%

Industry:
Finance	30%	34%
Industrial	2	18
Mortgage-backed	23	12
Asset-backed	11	11
Utility	7	8
Government	5	4
Consumer	8	3
Communication	5	2
Other	9	8

Total	100%	100%

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

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being attributable to a rise in market yields caused principally by a current widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $43.6 billion and $41.1 billion and an estimated fair value of $43.7 billion and $42.1 billion were on loan under the program at June 30, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $44.9 billion and $43.3 billion at June 30, 2008 and December 31, 2007, respectively. Security collateral of $19 million and $40 million on deposit from customers in connection with the securities lending transactions at June 30, 2008 and December 31, 2007, respectively, may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

Net Investment Income

The components of net investment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Fixed maturity securities	$3,586	$3,747	$7,223	$7,345
Equity securities	85	64	156	104
Mortgage and consumer loans	709	698	1,424	1,373
Policy loans	167	158	332	315
Real estate and real estate joint ventures	204	252	380	486
Other limited partnership interests	71	453	203	764
Cash, cash equivalents and short-term investments	103	113	214	260
Other	157	193	269	346

Total investment income	5,082	5,678	10,201	10,993
Less: Investment expenses	498	843	1,110	1,638

Net investment income	$4,584	$4,835	$9,091	$9,355

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Fixed maturity securities	$(300)	$(236)	$(504)	$(328)
Equity securities	(3)	14	(13)	76
Mortgage and consumer loans	(35)	13	(62)	13
Real estate and real estate joint ventures	4	37	2	39
Other limited partnership interests	(12)	14	(15)	16
Derivatives	(57)	(153)	(580)	(204)
Other	41	72	(76)	111

Net investment gains (losses)	$(362)	$(239)	$(1,248)	$(277)

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $196 million and $336 million for the three months and six months ended June 30, 2008, respectively, and $21 million and $24 million for the three months and six months ended June 30, 2007, respectively.

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

At June 30, 2008 and December 31, 2007, trading securities were $883 million and $779 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $47 million and $107 million, respectively. The Company had pledged $300 million and $407 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at June 30, 2008 and December 31, 2007, respectively.

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $9 million, and ($42) million for the three months and six months ended June 30, 2008, respectively, and $16 million and $31 million for the three months and six months ended June 30, 2007, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of ($4) million and ($47) million for the three months and six months ended June 30, 2008, respectively, and $4 million and $15 million for the three months and six months ended June 30, 2007, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	June 30, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$36,542	$899	$591	$62,519	$785	$768
Interest rate floors	48,517	565	—	48,937	621	—
Interest rate caps	25,651	90	—	45,498	50	—
Financial futures	6,180	33	4	10,817	89	57
Foreign currency swaps	20,756	1,733	2,026	21,399	1,480	1,724
Foreign currency forwards	5,570	43	100	4,185	76	16
Options	2,409	938	—	2,043	713	1
Financial forwards	2,480	68	12	4,600	122	2
Credit default swaps	4,260	58	33	6,850	58	35
Synthetic GICs	3,934	—	—	3,670	—	—
Other	250	—	5	250	43	—

Total	$156,549	$4,427	$2,771	$210,768	$4,037	$2,603

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At June 30, 2008 and December 31, 2007, the Company owned 8,354 and 4,658 equity future contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At June 30, 2008 and December 31, 2007, the Company owned 865,427 and 695,485 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At June 30, 2008 and December 31, 2007, the Company owned 170,450,122 and 77,374,937 equity options, respectively. Fair values of equity options are included in options in the preceding table.

This information should be read in conjunction with Note 4 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

The Company commenced the use of inflation swaps during the first quarter of 2008. Inflation swaps are used as an economic hedge to reduce inflation risk generated from inflation-indexed liabilities. Inflation swaps are included in interest rate swaps in the preceding table.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	June 30, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$11,731	$879	$144	$10,006	$650	$99
Cash flow	4,673	176	359	4,717	161	321
Foreign operations	2,670	33	121	1,872	11	119
Non-qualifying	137,475	3,339	2,147	194,173	3,215	2,064

Total	$156,549	$4,427	$2,771	$210,768	$4,037	$2,603

The following table presents the settlement payments recorded in income for the:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Qualifying hedges:
Net investment income	$4	$8	$2	$17
Interest credited to policyholder account balances	42	(10)	63	(21)
Other expenses	(1)	1	(1)	2
Non-qualifying hedges:
Net investment income	1	—	(1)	—
Net investment gains (losses)	(26)	68	(18)	130

Total	$20	$67	$45	$128

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Changes in the fair value of derivatives	$(323)	$11	$22	$(2)
Changes in the fair value of the items hedged	313	(10)	(27)	4

Net ineffectiveness of fair value hedging activities	$(10)	$1	$(5)	$2

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

For the three months and six months ended June 30, 2008 and 2007, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and six months ended June 30, 2008 related to such discontinued cash flow hedges were losses of $3 million and $7 million, respectively, and for the three months and six months ended June 30, 2007, related to such discontinued cash flow hedges were losses of $0 and $3 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and six months ended June 30, 2008 and 2007.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(361)	$(229)	$(270)	$(208)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(11)	(64)	(46)	(88)
Amounts reclassified to net investment gains (losses)	51	43	(7)	42
Amounts reclassified to net investment income	3	3	5	8
Amortization of transition adjustment	1	—	1	(1)
Amounts reclassified to other expenses	(1)	(1)	(1)	(1)

Other comprehensive income (loss) balance at the end of the period	$(318)	$(248)	$(318)	$(248)

At June 30, 2008, $10 million of the deferred net loss on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and six months ended June 30, 2008 and 2007.

The Company’s consolidated statement of stockholders’ equity for the three months and six months ended June 30, 2008 includes losses of $12 million and $17 million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations and for the three and six months ended June 30, 2007 includes losses of $85 million and $83 million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At June 30, 2008 and December 31, 2007, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income (loss) related to these hedges was $386 million and $369 million, respectively. When

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income (loss) are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

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

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$(353)	$(311)	$(287)	$(484)
Policyholder benefits and claims	2	(15)	59	(16)
Net investment income (1)	(37)	(9)	39	(9)

Total	$(388)	$(335)	$(189)	$(509)

(1)	Changes in fair value related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting and changes in fair value related to derivatives held in relation to trading portfolios.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; guaranteed investment contracts with equity or bond indexed crediting rates; assumed and retroceded reinsurance on equity indexed annuities and assumed and retroceded reinsurance written on a funds withheld basis.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of the Company’s embedded derivatives at:

	June 30,	December 31,
	2008	2007
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$12	$6
Ceded reinsurance on equity indexed annuities	81	66
Funds withheld on assumed reinsurance	(245)	(85)
Other	(16)	(16)

Net embedded derivatives within asset host contracts	$(168)	$(29)

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$456	$285
Assumed reinsurance on equity indexed annuities	574	534
Other	15	60

Net embedded derivatives within liability host contracts	$1,045	$879

The following table presents changes in fair value related to embedded derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Net investment gains (losses)	$358	$106	$(221)	$159
Interest credited to policyholder account balances	$(2)	$34	$(22)	$25
Other expenses	$(3)	$(4)	$4	$(3)
Policyholder benefits and claims	$1	$—	$1	$—

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2008 and December 31, 2007, the Company was obligated to return cash collateral under its control of $1.1 billion and $833 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $658 million and $678 million, respectively, which are held in separate custodial

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

As of June 30, 2008 and December 31, 2007, the Company provided collateral of $284 million and $162 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange-traded futures, which require the pledging of collateral. As of June 30, 2008 and December 31, 2007, the Company pledged collateral of $123 million and $167 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of June 30, 2008 and December 31, 2007, the Company provided cash collateral of $76 million and $102 million, respectively, which is included in premiums and other receivables in the consolidated balance sheet.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	June 30,	December 31,
	2008	2007
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,378	$43,362
Other policyholder funds	309	323
Policyholder dividends payable	749	709
Policyholder dividend obligation	—	789
Payables for collateral under securities loaned and other transactions	6,610	5,610
Other liabilities	606	290

Total closed block liabilities	51,652	51,083

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost:
$30,759 and $29,631, respectively)	30,676	30,481
Equity securities available-for-sale, at estimated fair value (cost: $1,493 and $1,555, respectively)	1,642	1,875
Mortgage loans on real estate	7,382	7,472
Policy loans	4,307	4,290
Real estate and real estate joint ventures held-for-investment	321	297
Short-term investments	9	14
Other invested assets	954	829

Total investments	45,291	45,258
Cash and cash equivalents	395	333
Accrued investment income	486	485
Deferred income tax assets	751	640
Premiums and other receivables	248	151

Total assets designated to the closed block	47,171	46,867

Excess of closed block liabilities over assets designated to the closed block	4,481	4,216

Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax of $25 and $424, respectively	46	751
Unrealized gains (losses) on derivative instruments, net of income tax benefit of ($19) and ($19), respectively	(36)	(33)
Allocated to policyholder dividend obligation, net of income tax benefit of $0 and ($284), respectively	—	(505)

Total amounts included in accumulated other comprehensive income	10	213

Maximum future earnings to be recognized from closed block assets and liabilities	$4,491	$4,429

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation is as follows:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	(In millions)

Balance at beginning of period	$789	$1,063
Change in unrealized investment and derivative gains (losses)	(789)	(274)

Balance at end of period	$—	$789

Information regarding the closed block revenues and expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$686	$707	$1,337	$1,383
Net investment income and other revenues	577	580	1,141	1,163
Net investment gains (losses)	(8)	37	(73)	50

Total revenues	1,255	1,324	2,405	2,596

Expenses
Policyholder benefits and claims	844	864	1,647	1,672
Policyholder dividends	379	371	750	738
Other expenses	54	58	110	117

Total expenses	1,277	1,293	2,507	2,527

Revenues, net of expenses before income tax	(22)	31	(102)	69
Provision (benefit) for income tax	(9)	11	(40)	24

Revenues, net of expenses and income tax	$(13)	$20	$(62)	$45

The change in the maximum future earnings of the closed block is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Balance at end of period	$4,491	$4,431	$4,491	$4,431
Less:
Cumulative effect of a change in accounting principle, net of income tax	—	—	—	(4)
Balance at beginning of period	4,478	4,451	4,429	4,480

Change during period	$13	$(20)	$62	$(45)

MLIC charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Institutional
Group life	$3,372	$3,326	$14,527	$13,997	$2,653	$2,364
Retirement & savings	38,134	37,947	56,068	51,586	51	213
Non-medical health & other	11,022	10,617	517	501	685	597
Individual
Traditional life	52,714	52,493	—	—	1,438	1,480
Universal & variable life	1,067	985	15,142	14,898	1,628	1,572
Annuities	3,191	3,063	37,757	37,807	81	76
Other	—	—	2,568	2,410	—	—
Auto & Home	3,255	3,273	—	—	60	51
International	10,174	9,826	5,645	4,961	1,464	1,296
Reinsurance	6,501	6,159	7,165	6,657	2,464	2,297
Corporate & Other	4,693	4,573	4,849	4,532	216	230

Total	$134,123	$132,262	$144,238	$137,349	$10,740	$10,176

7.	Junior Subordinated Debentures

In April 2008, MetLife Capital Trust X, a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “Trust Securities”) with a face amount of $750 million. The Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on April 8, 2038, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is April 8, 2068. The Holding Company may cause the redemption of the Trust Securities or debentures (i) in whole or in part, at any time on or after April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the Trust Securities or debentures is payable semi-annually at a fixed rate of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. In the event the Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 5.540%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the Trust Securities, the Holding Company entered into a replacement capital covenant (“RCC”). As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before April 8, 2058, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2038 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities.

8.	Contingencies, Commitments and Guarantees

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2008.

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

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000). The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. On June 5, 2008, the Appellate Division affirmed the order of the trial court certifying a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

to a common law fraud claim. The trial court has directed various forms of class notice. Plaintiffs have begun distributing various forms of class notice. In July 2008, defendants served their motion for summary judgment.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000). In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has not yet directed the manner and form of class notice. MLIC and the Holding Company have moved for summary judgment, and plaintiffs have moved for partial summary judgment.

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

As reported in the 2007 Annual Report, MLIC received approximately 7,200 asbestos-related claims in 2007. During the six months ended June 30, 2008 and 2007, MLIC received approximately 2,900 and 2,600 new asbestos-related claims, respectively. See Note 16 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. MLIC regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through June 30, 2008.

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

Each asbestos-related policy contains an experience fund and a reference fund that provide for payments to MLIC at the commutation date if the reference fund is greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund is less than the return specified in the experience fund. The return in the reference fund is tied to performance of the Standard & Poor’s (“S&P”) 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2008 for the amounts paid with respect to asbestos litigation in excess of the retention. As the performance of the indices impacts the return in the reference

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fund, it is possible that loss reimbursements to the Company and the recoverable amount with respect to later periods may be less than the amount of the recorded losses. Foregone loss reimbursements may be recovered upon commutation depending upon future performance of the reference fund. If at some point in the future, the Company believes the liability for probable and reasonably estimable losses for asbestos-related claims should be increased, an expense would be recorded and the insurance recoverable would be adjusted subject to the terms, conditions and limits of the excess insurance policies. Portions of the change in the insurance recoverable would be recorded as a deferred gain and amortized into income over the estimated remaining settlement period of the insurance policies. The foregone loss reimbursements were approximately $62.2 million with respect to claims for the period of 2002 through 2007 and are estimated, as of June 30, 2008, to be approximately $100.2 million in the aggregate, including future years.

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

As of June 30, 2008, there were approximately 145 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

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

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed and is scheduled to be heard in August 2008. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion for class certification has been filed and briefed. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007) has been filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. A motion to dismiss has been filed and briefed. The Company is vigorously defending against the claims in these matters.

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

In June 2008, the Environmental Protection Agency issued a Notice of Violation (“NOV”) regarding the operations of EME Homer City Generation L.P. (“EME Homer”), an electrical generation facility. The NOV alleges, among other things, that EME Homer is in violation of certain federal and state Clean Air Act requirements. Homer City 0L6 LLC, an entity owned by MLIC, is a passive investor with a minority interest in the electrical generation facility which is solely operated by the lessee, EME Homer. EME Homer has been notified of its obligation to indemnify Homer City 0L6 LLC and MLIC for any claims resulting from the NOV.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Plaintiffs have filed a notice of appeal of the court’s decisions. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers have sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. The district court granted in part and denied in part the Company’s motion to dismiss. The plaintiffs have filed an amended complaint, and the Company has filed another motion to dismiss.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.8 billion and $4.3 billion at June 30, 2008 and December 31, 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.8 billion and $4.0 billion at June 30, 2008 and December 31, 2007, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.1 billion and $1.2 billion at June 30, 2008 and December 31, 2007, respectively.

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

During the six months ended June 30, 2008, the Company recorded $7 million of additional liabilities for guarantees related to certain investment transactions. The term for these liabilities varies, with a maximum of 18 years. The maximum potential amount of future payments the Company could be required to pay under these guarantees is $225 million. The Company’s recorded liabilities were $13 million and $6 million at June 30, 2008 and December 31, 2007, respectively, for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $1.9 billion at June 30, 2008. The credit default swaps expire at various times during the next eight years.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. As of June 30, 2008, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The cash balance formula utilizes hypothetical or notional accounts, which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

The components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Service cost	$41	$42	$84	$83	$5	$7	$11	$14
Interest cost	95	88	192	178	26	26	52	52
Expected return on plan assets	(131)	(126)	(264)	(254)	(21)	(22)	(44)	(44)
Amortization of prior service cost (credit)	4	3	8	6	(9)	(9)	(18)	(18)
Amortization of net actuarial (gains) losses	6	17	11	34	—	—	—	—

Net periodic benefit cost	$15	$24	$31	$47	$1	$2	$1	$4

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Amortization of prior service cost (credit)	$4	$3	$8	$6	$(9)	$(9)	$(18)	$(18)
Amortization of net actuarial (gains) losses	6	17	11	34	—	—	—	—

Subtotal	10	20	19	40	(9)	(9)	(18)	(18)
Deferred income tax	(3)	(7)	(7)	(15)	3	3	6	6

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax	$7	$13	$12	$25	$(6)	$(6)	$(12)	$(12)

As disclosed in Note 17 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report, the Company expected to make, though no contributions were required to be made, discretionary contributions of up to $150 million to the Subsidiaries’ qualified pension plans during 2008. The Company is evaluating making discretionary contributions of up to $300 million to the Subsidiaries’ qualified pension plans during 2008. As of June 30, 2008, no discretionary contributions have yet been made to those plans. The Company funds benefit payments for its non-qualified pension and other postretirement plans as due through its general assets.

10.	Equity

Preferred Stock

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.50% Non-Cumulative Preferred Stock, Series B is as follows for the six months ended June 30, 2008 and 2007:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	$7	$0.4062500	$24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$16		$48

May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	$10	$0.4062500	$24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	10	$0.4062500	24

				$20		$48

See Note 18 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for further information.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Common Stock

At January 1, 2007, the Company had $216 million remaining under its October 2004 stock repurchase program authorization. In February 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized in October 2004. In September 2007, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the February 2007 program. In January 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which began after the completion of the September 2007 program. In April 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which will begin after the completion of the January 2008 program. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

In February 2008, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11.2 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. In May 2008, the bank delivered 0.9 million additional shares of the Company’s common stock to the Company resulting in a total of 12.1 million shares being repurchased under the agreement. The Company recorded the shares repurchased as treasury stock.

In December 2007, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6.6 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also in January 2008, the bank delivered 1.1 million additional shares of the Company’s common stock to the Company resulting in a total of 7.7 million shares being repurchased under the agreement. At December 31, 2007, the Company recorded the obligation to pay $450 million to the bank as a reduction of additional paid-in capital. Upon settlement with the bank, the Company increased additional paid-in capital and treasury stock.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company repurchased 1.5 million shares through open market purchases for $89 million during the six months ended June 30, 2008. The Company also repurchased 3.1 million shares through open market purchases for $200 million during the year ended December 31, 2007.

The Company repurchased 21.3 million and 11.9 million shares of its common stock for $1.3 billion and $767 million during the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, 1.8 million and 2.7 million shares of common stock were issued from treasury stock for $93 million and $118 million, respectively. At June 30, 2008, an aggregate of $1.3 billion remains on the Company’s January and April 2008 common stock repurchase programs.

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

As of June 30, 2008, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 55,712,969 and 1,894,876, respectively.

Compensation expense of $22 million and $75 million, and income tax benefits of $7 million and $26 million, related to the Incentive Plans was recognized for the three months and six months ended June 30, 2008, respectively. Compensation expense of $35 million and $94 million, and income tax benefits of $12 million and $33 million, related to the Incentive Plans was recognized for the three months and six months ended June 30, 2007, respectively. Compensation expense is principally related to the issuance of Stock Options and Performance Shares. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until attainment of retirement eligibility, a greater proportion of the aggregate fair value for awards granted on or after January 1, 2006 is recognized immediately on the grant date.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

During the six months ended June 30, 2008, the Company granted 3,258,775 Stock Option awards with a weighted average exercise price of $60.50 for which the total fair value on the date of grant was $58 million. The number of Stock Options outstanding as of June 30, 2008 was 26,564,420 with a weighted average exercise price of $41.57.

Compensation expense of $10 million and $31 million related to Stock Options was recognized for the three months and six months ended June 30, 2008, respectively, and $10 million and $34 million related to Stock Options was recognized for the three months and six months ended June 30, 2007, respectively.

As of June 30, 2008, there was $59 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 2.09 years.

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

During the six months ended June 30, 2008, the Company granted 926,225 Performance Share awards for which the total fair value on the date of grant was $54 million. The number of Performance Shares outstanding as of June 30, 2008 was 2,605,600 with a weighted average fair value of $55.94. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined following the end of the respective performance period. The three-year performance period associated with the Performance Shares awarded for 2005 was completed effective December 31, 2007. The final performance factor applied to the 968,425 Performance Shares associated with the 2005 grant outstanding as of December 31, 2007 were settled in the amount of 1,936,850 shares of the Company’s common stock on April 30, 2008.

Compensation expense of $12 million and $44 million related to Performance Shares was recognized for the three months and six months ended June 30, 2008, respectively, and $25 million and $60 million related to Performance Shares was recognized for the three months and six months ended June 30, 2007, respectively.

As of June 30, 2008, there was $83 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.96 years.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Net income	$946	$1,163	$1,594	$2,180
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	27	(13)	(33)	(27)
Unrealized investment gains (losses), net of related offsets and income tax	(1,436)	(1,767)	(3,624)	(1,502)
Foreign currency translation adjustments, net of income tax	(73)	79	80	106
Defined benefit plans adjustment, net of income tax	1	7	—	13

Other comprehensive income (loss):	(1,481)	(1,694)	(3,577)	(1,410)

Comprehensive income (loss)	$(535)	$(531)	$(1,983)	$770

11.	Other Expenses

Information on other expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Compensation	$899	$898	$1,751	$1,764
Commissions	1,117	987	2,182	1,912
Interest and debt issue costs	298	267	617	519
Amortization of DAC and VOBA	641	699	1,056	1,479
Capitalization of DAC	(1,009)	(944)	(1,820)	(1,795)
Rent, net of sublease income	93	77	183	151
Minority interest	81	53	102	137
Insurance tax	196	182	387	363
Other	647	615	1,181	1,200

Total other expenses	$2,963	$2,834	$5,639	$5,730

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions, except share and per share data)

Weighted average common stock outstanding for basic earnings per common share	712,837,796	744,491,940	716,011,791	748,444,029
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	4,334,366	7,493,935	3,966,168	6,733,685
Exercise or issuance of stock-based awards	9,362,352	11,570,435	8,874,825	10,852,822

Weighted average common stock outstanding for diluted earnings per common share	726,534,514	763,556,310	728,852,784	766,030,536

Earnings per common share:
Income from continuing operations	$945	$1,155	$1,594	$2,181
Preferred stock dividends	31	34	64	68

Income from continuing operations available to common shareholders	$914	$1,121	$1,530	$2,113

Basic	$1.28	$1.51	$2.14	$2.82

Diluted	$1.26	$1.47	$2.10	$2.76

Net income	$946	$1,163	$1,594	$2,180
Preferred stock dividends	31	34	64	68

Net income available to common shareholders	$915	$1,129	$1,530	$2,112

Basic	$1.28	$1.52	$2.14	$2.82

Diluted	$1.26	$1.48	$2.10	$2.76

The Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units include stock purchase contracts issued by the Company. The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the periods ended June 30, 2008 and 2007, the average closing price for each of the 20 trading days before June 30, 2008 and 2007, was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share. See Note 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for a description of the common equity units.

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

Institutional offers a broad range of group insurance and retirement & savings products and services, including group life insurance, non-medical health insurance, such as short and long-term disability, long-term care, and dental insurance, and other insurance products and services. Individual offers a wide variety of protection and asset accumulation products, including life insurance, annuities and mutual funds. Auto & Home provides personal lines property and casualty insurance, including private passenger automobile, homeowners and personal excess liability insurance. International provides life insurance, accident and health insurance, annuities and retirement & savings products to both individuals and groups. Through the Company’s majority-owned subsidiary, RGA, the Reinsurance segment provides reinsurance of life and annuity policies in North America and various international markets. Additionally, reinsurance of critical illness policies is provided in select international markets. As described more fully in Note 2, the Company and RGA have entered into an agreement to execute a tax-free split-off transaction to be effectuated through an exchange offer. As RGA represents the entirety of the Reinsurance segment, a successful exchange offer would eliminate this operating segment.

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 14 for disclosures regarding discontinued operations, including real estate.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2008 and 2007. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto &		Corporate &
For the Three Months Ended June 30, 2008	Institutional	Individual	International	Home	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$3,597	$1,071	$920	$743	$1,359	$11	$7,701
Universal life and investment-type product policy fees	210	917	294	—	—	—	1,421
Net investment income	1,972	1,702	356	50	246	258	4,584
Other revenues	172	155	6	9	23	6	371
Net investment gains (losses)	98	(260)	(136)	(13)	(6)	(45)	(362)
Policyholder benefits and claims	4,016	1,409	620	539	1,117	14	7,715
Interest credited to policyholder account balances	613	500	89	—	63	—	1,265
Policyholder dividends	—	442	2	2	—	—	446
Other expenses	593	939	471	203	356	401	2,963

Income from continuing operations before provision for income tax	827	295	258	45	86	(185)	1,326
Provision for income tax	279	96	85	2	31	(112)	381

Income from continuing operations	548	199	173	43	55	(73)	945
Income from discontinued operations, net of income tax	1	—	—	—	—	—	1

Net income	$549	$199	$173	$43	$55	$(73)	$946

				Auto &		Corporate &
For the Three Months Ended June 30, 2007	Institutional	Individual	International	Home	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$3,074	$1,098	$777	$738	$1,208	$8	$6,903
Universal life and investment-type product policy fees	186	880	241	—	—	—	1,307
Net investment income	2,087	1,805	271	49	266	357	4,835
Other revenues	177	155	3	8	19	49	411
Net investment gains (losses)	(206)	(78)	20	—	(14)	39	(239)
Policyholder benefits and claims	3,385	1,395	639	446	979	11	6,855
Interest credited to policyholder account balances	772	495	81	—	117	—	1,465
Policyholder dividends	—	432	—	—	—	—	432
Other expenses	618	981	389	204	329	313	2,834

Income from continuing operations before provision for income tax	543	557	203	145	54	129	1,631
Provision for income tax	183	190	60	36	20	(13)	476

Income from continuing operations	360	367	143	109	34	142	1,155
Income (loss) from discontinued operations, net of income tax	2	—	(16)	—	—	22	8

Net income	$362	$367	$127	$109	$34	$164	$1,163

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto &		Corporate &
For the Six Months Ended June 30, 2008	Institutional	Individual	International	Home	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$7,170	$2,138	$1,824	$1,487	$2,657	$18	$15,294
Universal life and investment-type product policy fees	434	1,820	584	—	—	—	2,838
Net investment income	4,001	3,399	625	103	435	528	9,091
Other revenues	362	303	13	19	53	16	766
Net investment gains (losses)	(633)	(363)	(1)	(24)	(162)	(65)	(1,248)
Policyholder benefits and claims	7,928	2,786	1,446	1,017	2,257	24	15,458
Interest credited to policyholder account balances	1,297	1,006	136	—	137	—	2,576
Policyholder dividends	—	869	4	3	—	—	876
Other expenses	1,167	1,927	899	407	485	754	5,639

Income from continuing operations before provision for income tax	942	709	560	158	104	(281)	2,192
Provision for income tax	310	233	201	24	37	(207)	598

Income from continuing operations	632	476	359	134	67	(74)	1,594
Income (loss) from discontinued operations, net of income tax	1	(1)	—	—	—	—	—

Net income	$633	$475	$359	$134	$67	$(74)	$1,594

				Auto &		Corporate &
For the Six Months Ended June 30, 2007	Institutional	Individual	International	Home	Reinsurance	Other	Total
	(In millions)

Statement of Income:
Premiums	$6,199	$2,173	$1,492	$1,454	$2,334	$16	$13,668
Universal life and investment-type product policy fees	377	1,733	477	—	—	—	2,587
Net investment income	4,001	3,537	521	97	472	727	9,355
Other revenues	367	301	16	19	37	55	795
Net investment gains (losses)	(294)	(63)	44	12	(20)	44	(277)
Policyholder benefits and claims	6,860	2,758	1,231	876	1,881	22	13,628
Interest credited to policyholder account balances	1,498	1,002	159	—	182	—	2,841
Policyholder dividends	—	854	1	1	—	—	856
Other expenses	1,218	2,030	776	406	654	646	5,730

Income from continuing operations before provision for income tax	1,074	1,037	383	299	106	174	3,073
Provision for income tax	363	355	109	77	38	(50)	892

Income from continuing operations	711	682	274	222	68	224	2,181
Income (loss) from discontinued operations, net of income tax	7	—	(47)	—	—	39	(1)

Net income	$718	$682	$227	$222	$68	$263	$2,180

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30,	December 31,
	2008	2007
	(In millions)

Institutional	$204,087	$204,005
Individual	242,946	250,691
International	28,781	26,357
Auto & Home	5,646	5,672
Reinsurance	22,044	21,331
Corporate & Other	52,283	50,506

Total	$555,787	$558,562

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2008 and 2007. Revenues from U.S. operations were $11.6 billion and $22.3 billion for the three months and six months ended June 30, 2008, respectively, which represented 85% and 83%, respectively, of consolidated revenues. Revenues from U.S. operations were $11.4 billion and $22.6 billion for the three months and six months ended June 30, 2007, respectively, which both represented 86% of consolidated revenues.

14.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

The following information presents the components of income from discontinued real estate operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Investment income	$2	$2	$3	$10
Investment expense	—	—	(2)	(4)
Net investment gains (losses)	—	—	—	5

Total revenues	2	2	1	11
Provision for income tax	1	1	—	4

Income from discontinued operations, net of income tax	$1	$1	$1	$7

The carrying value of real estate related to discontinued operations was $34 million at both June 30, 2008 and December 31, 2007.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the discontinued real estate operations by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Net investment income
Institutional	$2	$3	$2	$6
Individual	—	—	(1)	—
Corporate & Other	—	(1)	—	—

Total net investment income	$2	$2	$1	$6

Net investment gains (losses)
Institutional	$—	$—	$—	$5
Individual	—	—	—	—
Corporate & Other	—	—	—	—

Total net investment gains (losses)	$—	$—	$—	$5

Operations

On August 31, 2007, MetLife Insurance Limited (“MetLife Australia”) completed the sale of its annuities and pension businesses to a third party for $25 million in cash consideration resulting in a gain upon disposal of $41 million, net of income tax. The Company reclassified the assets and liabilities of the annuities and pension businesses within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included within the assets to be sold were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $7 million and $41 million, net of income tax, for the three months and six months ended June 30, 2007, respectively, because the Company no longer had the intent to hold such securities.

The following table presents the amounts related to the operations and financial position of MetLife Australia’s annuities and pension businesses:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In millions)

Revenues	$27	$52
Expenses	26	47

Income before provision for income tax	1	5
Provision for income tax	—	1

Income from discontinued operations, net of income tax	1	4
Net investment gain (loss), net of income tax	6	(28)

Income (loss) from discontinued operations, net of income tax	$7	$(24)

On January 31, 2005, the Company completed the sale of SSRM Holdings, Inc. (“SSRM”) to a third party. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife has had an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. In the second quarter of 2008, the Company paid $3 million, net of

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

income tax, of which $2 million was accrued in the fourth quarter of 2007, related to the termination of certain MetLife-related business. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement.

15.	Fair Value

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

The Company issues certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of SFAS 157, the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the fair value of the riders that could materially affect net income.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The fair value of the embedded derivatives within funds withheld at interest related to certain assumed reinsurance is determined based on the change in fair value of the underlying assets in a reference portfolio backing the funds withheld receivable. The fair value of the underlying assets is generally based on observable market data using valuation methods similar to those used for assets held directly by the Company. However, the valuation also requires certain inputs, based on actuarial assumptions regarding policyholder behavior, which are generally not observable and may require use of significant management judgment. The fair value of these embedded derivatives is included, along with their funds withheld hosts, in other invested assets with changes in fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates, market volatility or assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of these embedded derivatives that could materially affect net income.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

described herein for similar financial instruments held within the general account. The fair value of hedge funds is based upon NAVs provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

The fair value of assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$67,975	$8,280	$76,255
Residential mortgage-backed securities	319	52,916	1,273	54,508
Foreign corporate securities	2	29,462	8,153	37,617
U.S. Treasury/agency securities	5,175	14,923	82	20,180
Commercial mortgage-backed securities	—	17,922	496	18,418
Foreign government securities	532	14,189	655	15,376
Asset-backed securities	—	9,110	3,962	13,072
State and political subdivision securities	7	5,316	158	5,481
Other fixed maturity securities	15	—	269	284

Total fixed maturity securities	6,050	211,813	23,328	241,191

Equity securities:
Common stocks	1,915	648	188	2,751
Non-redeemable preferred stocks	133	655	1,881	2,669

Total equity securities	2,048	1,303	2,069	5,420

Trading securities	268	303	312	883
Short-term investments (1)	1,079	589	134	1,802
Derivative assets (2)	33	3,475	919	4,427
Net embedded derivatives within asset host contracts (3)	—	—	(152)	(152)
Separate account assets (4)	115,597	32,410	1,694	149,701

Total assets	$125,075	$249,893	$28,304	$403,272

Liabilities
Derivative liabilities (2)	$4	$2,701	$66	$2,771
Net embedded derivatives within liability host contracts (3)	—	—	1,045	1,045
Trading liabilities (5)	47	—	—	47

Total liabilities	$51	$2,701	$1,111	$3,863

(1)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at fair value (e.g. time deposits, money market funds, etc.).

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. The amounts are presented gross in the table above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following table.

(3)	Net embedded derivatives within asset host contracts are principally presented within other invested assets with certain amounts included within premiums and other receivables. Fixed maturity securities also includes embedded derivatives of ($16) million. Net embedded derivatives within liability host contracts are presented within policyholder account balances.

(4)	Separate account assets are measured at fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the fair value of separate account assets as prescribed by SOP 03-1.

(5)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities; residential mortgage-backed securities, principally to-be-announced securities; exchange-traded common stock; and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity securities priced principally through independent pricing services. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock priced principally through independent pricing services and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account. Hedge funds owned by separate accounts are also included within this level. Embedded derivatives include embedded equity derivatives contained in certain guaranteed investment contracts.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; asset backed securities — including all of those supported by sub-prime mortgage loans; and other fixed maturity securities such as structured securities. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. As it relates to

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

derivatives this category includes: financial forwards including swap spread locks with maturities which extend beyond observable periods and equity variance swaps with unobservable volatility inputs; foreign currency swaps which are cancelable and priced through broker quotes; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through brokers or with liquidity adjustments; foreign currency forwards priced via broker quotes; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives included within this level include embedded derivatives associated with variable annuity riders, assumed reinsurance on equity indexed annuities as well as embedded derivatives related to funds withheld on assumed reinsurance.

A rollforward of the fair value measurements for all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
		Impact of		Gains (Losses) included in:		Purchases,
	Balance,	SFAS 157 and	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	SFAS 159	beginning		Comprehensive	Issuances and	and/or Out	end
	2007	Adoption (1)	of period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	of period
	(In millions)

For the Six Months Ended June 30, 2008:
Fixed maturity securities	$24,854	$(8)	$24,846	$(88)	$(1,088)	$(666)	$324	$23,328
Equity securities	2,385	—	2,385	(40)	(200)	(18)	(58)	2,069
Trading securities	183	8	191	(2)	1	131	(9)	312
Short-term investments	179	—	179	(1)	—	(44)	—	134
Net derivatives (6)	789	(1)	788	46	—	18	1	853
Separate account assets (7)	1,464	—	1,464	(49)	—	387	(108)	1,694
Net embedded derivatives (8)	(843)	41	(802)	(331)	—	(64)	—	(1,197)
For the Three Months Ended June 30, 2008:
Fixed maturity securities			23,811	(35)	(400)	88	(136)	23,328
Equity securities			2,166	(4)	(25)	(21)	(47)	2,069
Trading securities			179	3	1	129	—	312
Short-term investments			156	(1)	—	(21)	—	134
Net derivatives (6)			1,215	(368)	—	25	(19)	853
Separate account assets (7)			1,581	(54)	—	375	(208)	1,694
Net embedded derivatives (8)			(1,505)	330	—	(22)	—	(1,197)

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. Such amount was impacted by an increase to DAC of $2 million resulting in a total impact of $42 million. This impact of $42 million along with a $12 million reduction in the fair value of Level 2 freestanding derivatives, results in a total net impact of adoption of SFAS 157 of $30 million.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/losses. Impairments are included within net investment gains (losses) which is reported within the earnings caption of total gains/losses. Lapses associated with embedded derivatives are included with the earnings caption of total gains/losses.

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

The table below summarize both realized and unrealized gains and losses for the three months and six months ended June 30, 2008 due to changes in fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains (Losses) included in Earnings
			Interest
	Net	Net	Credited to		Policyholder
	Investment	Investment	Policyholder	Other	Benefits and
	Income	Gains (Losses)	Account Balances	Expenses	Claims	Total
	(In millions)

For the Six Months Ended June 30, 2008:
Fixed maturity securities	$109	$(197)	$—	$—	$—	$(88)
Equity securities	—	(40)	—	—	—	(40)
Trading securities	(2)	—	—	—	—	(2)
Short-term investments	—	(1)	—	—	—	(1)
Net derivatives	9	37	—	—	—	46
Net embedded derivatives	—	(297)	(40)	5	1	(331)
For the Three Months Ended June 30, 2008:
Fixed maturity securities	67	(102)	—	—	—	(35)
Equity securities	—	(4)	—	—	—	(4)
Trading securities	3	—	—	—	—	3
Short-term investments	—	(1)	—	—	—	(1)
Net derivatives	(13)	(355)	—	—	—	(368)
Net embedded derivatives	—	333	(2)	(2)	1	330

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarize the portion of unrealized gains and losses recorded in earnings for the three months and six months ended June 30, 2008 for Level 3 assets and liabilities that are still held at June 30, 2008.

	Changes in Unrealized Gains (Losses) Relating to Assets Held at June 30, 2008
			Interest
	Net	Net	Credited to		Policyholder
	Investment	Investment	Policyholder	Other	Benefits and
	Income	Gains/Losses	Account Balances	Expenses	Claims	Total
	(In millions)

For the Six Months Ended June 30, 2008:
Fixed maturity securities	$99	$(129)	$—	$—	$—	$(30)
Equity securities	—	(30)	—	—	—	(30)
Trading securities	—	—	—	—	—	—
Short-term investments	—	(1)	—	—	—	(1)
Net derivatives	9	22	—	—	—	31
Net embedded derivatives	—	(305)	(73)	8	2	(368)
For the Three Months Ended June 30, 2008:
Fixed maturity securities	60	(74)	—	—	—	(14)
Equity securities	—	(5)	—	—	—	(5)
Trading securities	2	—	—	—	—	2
Short-term investments	—	(1)	—	—	—	(1)
Net derivatives	(13)	(299)	—	—	—	(312)
Net embedded derivatives	—	328	(20)	—	2	310

Nonrecurring Fair Value Measurements

Certain non-financial assets are measured at fair value on a non-recurring basis (e.g. goodwill and other intangibles considered impaired).

At June 30, 2008, the Company held $159 million in mortgage loans which are carried at fair value based on the value of the underlying collateral or broker quotes, if lower, of which $55 million relate to impaired mortgage loans and $104 million to mortgage loans held-for-sale. These mortgage loans were recorded at fair value and represent a nonrecurring fair value measurement. The fair value is categorized as Level 3. Included within net investment gains (losses) for such mortgage loans are net impairments of $13 million and $42 million for the three months and six months ended June 30, 2008, respectively.

At June 30, 2008, the Company held $4 million in cost basis other limited partnership interests which were impaired based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at fair value and represent a nonrecurring fair value measurement. The fair value is categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $12 million and $16 million for the three and six months ended June 30, 2008, respectively.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (i) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital and its generation of fee income and market-related revenue; (ii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (iii) investment losses and defaults, and changes to investment valuations; (iv) unanticipated changes in industry trends; (v) catastrophe losses; (vi) ineffectiveness of risk management policies and procedures; (vii) changes in accounting standards, practices and/or policies; (viii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (ix) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (x) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xi) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xii) downgrades in the Company’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xiii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xiv) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; (xv) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (xvi) economic, political, currency and other risks relating to the Company’s international operations; (xvii) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xviii) the Company’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; and (xix) other risks and uncertainties described from time to time in MetLife’s filings with the SEC.

The Company specifically disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Executive Summary

MetLife is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its domestic and international subsidiaries and affiliates, MetLife, Inc. offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance, reinsurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into five operating segments: Institutional, Individual, Auto & Home, International and Reinsurance, as well as Corporate & Other. See also “— Acquisitions and Dispositions” and “— Results of Operations — Reinsurance.”

As a result of a strategic review the Company began in 2007, it launched an enterprise initiative called Operational Excellence. This initiative began in April 2008 and is focused on reducing complexity, leveraging scale, increasing productivity, improving the effectiveness of the Company’s operations and providing a foundation for future growth. Within the next two to three years, management anticipates the Operational Excellence initiative will yield both significant revenue enhancements and cost savings. Execution of this initiative will require investment, leadership and discipline. The Company began conducting a diagnostic review of all of its operations in April 2008. As the plans are not complete at this time, management cannot quantify the financial impacts of this initiative as of June 30, 2008; however, management will be able to provide further details when the Company announces its September 30, 2008 results and at the annual Investor Day meeting in December 2008.

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007

The Company reported $915 million in net income available to common shareholders and earnings per diluted common share of $1.26 for the three months ended June 30, 2008 compared to $1,129 million in net income available to common shareholders and earnings per diluted common share of $1.48 for the three months ended June 30, 2007. Net income available to common shareholders decreased by $214 million, or 19%, for the three months ended June 30, 2008 compared to the 2007 period.

The decrease in net income available to common shareholders was principally due to a decrease in net investment income of $163 million, net of income tax, and an increase in net investment losses of $80 million, net of income tax. The decrease in net investment income was due to a decrease in yields, partially offset by an increase due to growth in the average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, fixed maturity securities, and short term investments, partially offset by improved securities lending results, and higher returns on real estate and equity securities. Management anticipates that investment income and the related yields on other limited partnership interests will continue to decline during 2008 due to increased volatility in equity and credit markets. The decrease in net investment income attributable to lower yields was partially offset by income attributable to growth in average invested assets, primarily within other limited partnership interests, mortgage loans, real estate joint ventures, and fixed maturity securities. The decrease in net investment income is also attributable to a reduction in equity option market values relative to certain funds withheld portfolios associated with the reinsurance of equity indexed annuity (“EIA”) products. The increase in net investment losses resulted from increased losses on fixed maturity and equity securities, mortgage loans, other limited partnerships and real estate joint ventures principally attributable to credit related impairments. These increased losses were partially offset by lower net investment losses on derivatives resulting from improved guaranteed minimum benefit rider performance.

The net effect of increases in premiums, fees and other revenues of $567 million, net of income tax, across all of the Company’s operating segments and increases in policyholder benefits and claims and policyholder dividends of $568 million, net of income tax, was attributable to overall business growth. Policyholder benefits and claims were adversely impacted by an increase in catastrophe losses in the Auto & Home segment as well as a charge due to a liability adjustment on a large annuity contract and the impact of an unusually high number of claims in the Institutional segment. Also contributing to the increase was unfavorable mortality Individual segment. These increases were partially offset by a decrease in certain policyholder liabilities in the International segment resulting from a decrease in unrealized investment results on the invested assets supporting those liabilities.

A decrease in interest credited to policyholder account balances of $130 million, net of income tax, resulted from the decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, offset by an increase from growth in the average policyholder account balance, primarily the result of continued growth in the global guaranteed interest contract (“GIC”) and funding agreement products all of which occurred within the Institutional segment. Interest credited to policyholder account balances decreased in the Reinsurance segment as a result of the decrease in value of the equity linked option associated with assumed EIA products as well as changes in risk free interest rates used in the present value calculation of embedded derivatives associated with such EIAs.

The increase in other expenses of $84 million, net of income tax, was due to higher interest expense, higher legal costs, higher corporate expenses and higher minority interest expense. The increase in other expenses was partially offset by a decrease due to lower DAC amortization primarily relating to net investment losses in both periods and current period revisions to management’s assumptions used to determine estimated gross profits and margins and higher DAC amortization in the prior period due to the adoption of Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period.

The remainder of the variance is due to the change in effective tax rates between periods.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007

The Company reported $1.5 billion in net income available to common shareholders and earnings per diluted common share of $2.10 for the six months ended June 30, 2008 compared to $2.1 billion in net income available to common shareholders and earnings per diluted common share of $2.76 for the six months ended June 30, 2007. Net income available to common shareholders decreased by $582 million, or 28%, for the six months ended June 30, 2008 compared to the 2007 period.

The decrease in net income available to common shareholders was principally due to an increase in net investment losses of $631 million, net of income tax, and a decrease in net investment income of $172 million, net of income tax. The decrease in net investment income was due to a decrease in yields, partially offset by an increase due to growth in average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, and short-term investments, partially offset by improved securities lending results. Management anticipates that investment income and the related yields on other limited partnership interests will continue to decline during 2008 due to increased volatility in equity and credit markets. The decrease in net investment income attributable to lower yields was partially offset by income attributable to growth in average invested assets, primarily within other limited partnership interests, mortgage loans, real estate joint ventures, and fixed maturity securities. The decrease in net investment income is also attributable to a reduction in equity option market values relative to certain funds withheld portfolios associated with the reinsurance of equity indexed annuity (“EIA”) products. The increase in net investment losses resulted from increased losses on fixed maturity and equity securities, mortgage loans, other limited partnerships and real estate joint ventures principally attributable to credit related impairments as well as increased losses on guaranteed minimum benefit riders due to declines in equity markets slightly offset by improvements from the widening of the Company’s own credit spread. Also contributing to the increase in net investment losses are foreign currency transaction losses.

The net effect of increases in premiums, fees and other revenues of $1.2 billion, net of income tax, across all of the Company’s operating segments and increases in policyholder benefits and claims and policyholder dividends of $1.2 billion, net of income tax, was attributable to overall business growth. Policyholder benefits and claims were adversely impacted by an increase in catastrophe losses in the Auto & Home segment as well as a charge due to a liability adjustment on a large annuity contract and the impact of an unusually high number of claims in the Institutional segment. Also contributing to the increase was unfavorable mortality in the Reinsurance and Individual segments. These increases were partially offset by a decrease in certain policyholder liabilities in International resulting from a decrease in unrealized investment results on the invested assets supporting those liabilities.

A decrease in interest credited to policyholder account balances of $172 million, net of income tax, resulted from the decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, offset by an increase from growth in the average policyholder account balance, primarily the result of continued growth in the global GIC and funding agreement products all of which occurred within the Institutional segment. Interest credited to policyholder account balances decreased in the Reinsurance segment as a result of the decrease in value of the equity linked option associated with assumed EIA products offset by changes in the risk free interest rates used in the present value calculation of embedded derivatives associated with such EIAs. Additionally, interest credited declined in the International segment as a result of a reduction in interest credited to unit-linked policyholder liabilities resulting from losses in the related trading portfolios.

The decrease in other expenses of $59 million, net of income tax, was principally driven by lower DAC amortization resulting from higher net investment losses in both periods and current period revisions to management’s assumptions used to determine estimated gross profits and margins, higher DAC amortization in the prior period due to the adoption of SOP 05-1, as well as lower DAC amortization in the current period resulting from the change in the value of embedded derivatives associated with funds withheld arrangements primarily as a result of the impact of widening credit spreads in the U.S. debt markets and changes in risk-free rates used in the valuation of the embedded derivatives associated with EIAs. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period. These decreases in other expenses were partially offset by higher interest expense and higher legal costs.

The remainder of the variance is due to the change in effective tax rates between periods.

Acquisitions and Dispositions

During the first quarter of 2008, the Company completed acquisitions which were accounted for using the purchase method of accounting in the Institutional and International segments. As a result of these acquisitions, goodwill and other intangible assets increased by $169 million and $149 million, respectively.

During the second quarter of 2008, MetLife Bank, N.A. (“MetLife Bank”), included within the Corporate & Other segment, completed an acquisition which was accounted for using the purchase method of accounting. As a result of this acquisition, goodwill and other intangible assets increased by $68 million and $5 million, respectively. In June 2008, MetLife Bank, entered into an agreement to acquire a residential mortgage origination company. The transaction is expected to be completed during the third quarter of 2008.

In June 2008, the Company and Reinsurance Group of America, Inc. (“RGA”) entered into an agreement to execute a tax-free split-off transaction whereby shareholders of the Company will be offered the ability to exchange their MetLife shares for shares in RGA based upon an exchange ratio determined at the time of the exchange offer. The transaction has the effect of the Company exchanging substantially all of its 52% ownership in RGA for shares of its own stock. The transaction is subject to RGA’s shareholders approving a recapitalization, state insurance regulatory approval as well as acceptance of the offer by a sufficient number of MetLife shareholders. See also “ — Results of Operations — Reinsurance.”

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial and Economic Environment.  The stress experienced by global capital markets that began in the second half of 2007 continued and increased during the first half of 2008. During 2007 and the first half of 2008, the global capital markets reassessed the credit risk inherent in sub-prime mortgage loans, which led to a broad repricing of credit risk assets and strained market liquidity. Global central banks intervened to stabilize market conditions and protect against downside risks to economic growth. The U.S. Federal Reserve intervened to provide emergency funding to the nation’s fifth largest investment bank during the first quarter of 2008 in addition to using new techniques to improve market liquidity. Still, market and economic conditions deteriorated further. The economic community’s consensus outlook is for slow or recessionary U.S. growth and slowing global growth for the remainder of 2008. The global capital markets continue to adjust towards this consensus outlook, with interest rates falling during the first quarter of 2008 and stabilizing during the second quarter of 2008, and equity prices falling and risk spreads widening further during the first half of 2008. In the last quarter, concerns over inflation have emerged among economists, driven by increasing energy and food prices. Slow growth and recessionary periods are often associated with declining asset prices, lower interest rates, credit rating agency downgrades and increasing default losses. The global capital markets are also less liquid now than in more stable environments. Liquidity conditions impact the cost of purchasing and selling assets and, at times, the ability to purchase or sell assets. These adjustments in the global capital markets have also resulted in higher realized and expected volatility.

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

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity indexed annuities, variable annuities and group products.

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

The Company issues certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at fair value separately from the host variable annuity contract, with changes in fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the fair value of the riders that could materially affect net income.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$7,701	$6,903	$15,294	$13,668
Universal life and investment-type product policy fees	1,421	1,307	2,838	2,587
Net investment income	4,584	4,835	9,091	9,355
Other revenues	371	411	766	795
Net investment gains (losses)	(362)	(239)	(1,248)	(277)

Total revenues	13,715	13,217	26,741	26,128

Expenses
Policyholder benefits and claims	7,715	6,855	15,458	13,628
Interest credited to policyholder account balances	1,265	1,465	2,576	2,841
Policyholder dividends	446	432	876	856
Other expenses	2,963	2,834	5,639	5,730

Total expenses	12,389	11,586	24,549	23,055

Income from continuing operations before provision for income tax	1,326	1,631	2,192	3,073
Provision for income tax	381	476	598	892

Income from continuing operations	945	1,155	1,594	2,181
Income (loss) from discontinued operations, net of income tax	1	8	—	(1)

Net income	946	1,163	1,594	2,180
Preferred stock dividends	31	34	64	68

Net income available to common shareholders	$915	$1,129	$1,530	$2,112

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007 — The Company

Income from Continuing Operations

Income from continuing operations decreased by $210 million, or 18%, to $945 million for the three months ended June 30, 2008 from $1,155 million for the comparable 2007 period.

The following table provides the change from the prior period in income from continuing operations by segment:

$ Change
(In millions)

Corporate & Other	$(215)
Individual	(168)
Auto & Home	(66)
Institutional	188
International	30
Reinsurance	21

Total change	$(210)

Corporate & Other’s income from continuing operations decreased primarily due to an increase in net investment losses, lower net investment income, higher interest expense, higher legal costs, lower other revenues, higher corporate expenses, and a decrease in tax benefits partially offset by lower interest credited to bankholder deposits and lower interest on uncertain tax positions.

The Individual segment’s income from continuing operations decreased primarily due to an increase in net investment losses, a decrease in interest margins, higher annuity benefits, an increase in interest credited to policyholder account balances, unfavorable underwriting results in life products and an increase in policyholder dividends. These decreases in income from continuing operations were partially offset by lower DAC amortization, higher net investment income on blocks of business not driven by interest margins and higher universal life and investment-type product policy fees combined with other revenues primarily resulting from business growth, partially offset by unfavorable equity market performance.

The Auto & Home segment’s income from continuing operations decreased primarily due to an increase in policyholder benefits and claims, and policyholder dividends, comprised primarily of an increase in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states, and of increases from higher claim frequencies, higher earned exposures, and policyholder dividends. This decrease in income from continuing operations was partially offset by a decrease in non-catastrophe policyholder benefits and claims which resulted from lower losses due to severity and from additional favorable development of prior year losses. Also offsetting the decrease in income from continuing operations was an increase in premiums driven by increased exposures and a decrease in catastrophe reinsurance costs, offset by a reduction in average earned premium per policy. Further offsetting the decrease in income from continuing operations was an increase in net investment income primarily due to a realignment of economic capital offset by the impact of a smaller asset base, and favorable changes to both other revenues and other expenses. Also, a greater proportion of tax advantaged investment income resulted in a decline in the segment’s effective tax rate.

The Institutional segment’s income from continuing operations increased primarily due to higher net investment gains, an increase in interest margins, and lower expenses related to DAC amortization due to the impact of the implementation of SOP 05-1 in the prior period and lower expenses related to the impact of a charge in the prior period. These increases in income were partially offset by a decrease in underwriting results.

The increase in the International segment’s income from continuing operations was primarily attributable to net investment losses, marginally offset by the impact of changes in foreign currency exchange rates, and to strong performance in the Latin America and Asia Pacific regions. Mexico’s income from continuing operations increased primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, higher net investment income due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities, and lower claims, partially offset by higher expenses related to business growth and infrastructure costs. Income from the Company’s investment in Japan increased due to a decrease in the cost of guaranteed annuity benefits, the impact of a refinement in assumptions for the guaranteed annuity business, and the favorable impact from the utilization of the fair value option for certain fixed annuities, and an increase in fees from assumed reinsurance, offset by a decrease from hedging activities associated with Japan’s guaranteed annuity benefits. Taiwan’s income from continuing operations increased primarily due to an increase in invested assets and a refinement in DAC capitalization. Contributions from the other countries accounted for the remainder of the change in income from continuing operations.

The Reinsurance segment’s income from continuing operations increased primarily due to an increase in premiums due to growth across RGA’s operations, an increase in other revenues, a decrease in interest credited to policyholder account balances and a decrease in net investment losses which was due to a decrease in the fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis. The increase in income from continuing operations due to these items was offset by an increase in policyholder benefits and claims, an increase in other expense, and a decrease in net investment income.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $872 million, or 10%, to $9,493 million for the three months ended June 30, 2008 from $8,621 million for the comparable 2007 period.

The following table provides the change from the prior period in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$542	62%
International	199	23
Reinsurance	155	18
Individual	10	1
Auto & Home	6	1
Corporate & Other	(40)	(5)

Total change	$872	100%

The growth in the Institutional segment was due to increases in the retirement & savings, non-medical health & other and group life businesses. The increase in the retirement & savings business was primarily due to an increase in premium in the group institutional annuity business primarily due to higher domestic sales, partially offset by lower premiums from the income annuity and structured settlement businesses largely due to lower sales. The non-medical health & other business increased primarily due to growth in the dental, disability, individual disability insurance (“IDI”) and accidental death & dismemberment (“AD&D”) businesses, and an acquisition that impacted the dental business. Partially offsetting the increase in the non-medical health & other business is a decrease in the long-term care (“LTC”) business, primarily attributable to a shift to deposit liability-type contracts in the latter part of the prior year, partially offset by growth in the business. The group life business increased primarily due to business growth in term life and increases in universal life products and corporate-owned life insurance, partially offset by a decrease in assumed reinsurance.

The increase in the International segment was primarily due to business growth in the Latin America and Asia Pacific regions, as well as the impact of an acquisition in the latter, and the impact of foreign currency exchange rates. Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales, as well as higher institutional premiums from its traditional and bank distribution channels. Premiums, fees and other revenues increased in Hong Kong primarily due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007. Australia’s premiums, fees and other revenues increased primarily due to growth in the institutional business and an increase in retention levels. These increases in premiums, fees and other revenues were partially offset by a decrease in Argentina primarily due to pension reform, partially offset by growth in its institutional and bancassurance businesses. Contributions from the other countries account for the remainder of the change.

The growth in the Reinsurance segment was primarily attributable to premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA’s operating segments. In addition, other revenues increased due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

The growth in the Individual segment was primarily due to higher fee income from universal life and investment-type products and growth in premiums from other life products, partially offset by unfavorable equity market performance in the current period, a decrease in premiums associated with the Company’s closed block business and a decrease in immediate annuity premiums.

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures, a decrease in catastrophe reinsurance costs, partially offset by a reduction in average earned premium per policy.

The decrease in Corporate & Other was primarily due a favorable impact in the prior year from the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“GALIC”).

Net Investment Income

Net investment income decreased by $251 million to $4,584 million for the three months ended June 30, 2008 from $4,835 million for the comparable 2007 period. Management attributes $596 million of this change to a decrease in yields partially offset by an increase of $345 million due to growth in the average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, fixed maturity securities, and short term investments, partially offset by improved securities lending results, and higher returns on real estate and equity securities. Management anticipates that investment income and the related yields on other limited partnership interests will continue to decline during 2008 due to increased volatility in equity and credit markets. The decrease in net investment income attributable to lower yields was partially offset by income attributable to growth in the average invested assets, primarily within other limited partnership interests, mortgage loans, real estate joint ventures, and fixed maturity securities. The decrease in net investment income is also attributable to a reduction in equity option market values relative to certain funds withheld portfolios associated with the reinsurance of equity indexed annuity (“EIA”) products.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances decreased in the Individual segment for the three months ended June 30, 2008 as compared to the prior year. Interest margins increased in the group life business, partially offset by decreases in the non-medical health & other and retirement & savings businesses, all within the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses increased by $123 million to a loss of $362 million for the three months ended June 30, 2008 from a loss of $239 million for the comparable 2007 period. The increase in net investment losses is primarily due to increased losses on fixed maturity and equity securities, mortgage loans, other limited partnerships and real estate joint ventures principally attributable to credit-related impairments. These increased losses were partially offset by lower net investment losses on derivatives resulting from improved guarantee minimum benefit rider performance.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended June 30, 2008, as the combined ratio, excluding catastrophes, decreased to 81.9% from 84.3% for the three months ended June 30, 2007. Underwriting results were unfavorable in the retirement & savings, group life and non-medical health & other businesses in the Institutional segment. Underwriting results were also unfavorable in the life products in the Individual segment.

Other Expenses

Other expenses increased by $129 million, or 5%, to $2,963 million for the three months ended June 30, 2008 from $2,834 million for the comparable 2007 period.

The following table provides the change from the prior period in other expenses by segment:

$ Change
(In millions)

Corporate & Other	$88
International	82
Reinsurance	27
Individual	(42)
Institutional	(25)
Auto & Home	(1)

Total change	$129

The increase in other expenses was driven by an increase in Corporate & Other primarily due to higher interest expense, higher legal costs, and higher corporate expenses, including incentive compensation, rent, start-up costs and information technology costs partially offset by a reduction in deferred compensation expenses. The increases were also partially offset by decreases in interest credited on bankholder deposits and on uncertain tax positions.

International segment’s other expenses increase was driven mainly by business growth in the Latin America and Asia Pacific regions, and the impact of foreign currency exchange rates. South Korea’s other expenses increased primarily due to business growth, as well as an increase in DAC amortization related to market performance. Mexico’s other expenses increased due to higher expenses related to infrastructure costs as well as business growth. The United Kingdom’s other expenses increased due to business growth. Other expenses increased in India primarily due to increased staffing and growth initiatives. Contributions from the other countries accounted for the remainder of the change.

The Reinsurance segment contributed to the year over year increase in other expenses primarily due to an increase in minority interest expense, an increase in compensation and overhead-related expenses primarily associated with RGA’s international expansion and general growth in operations, and an increase in expenses associated with DAC. These decreases were partially offset by a decrease in interest expense due primarily to a decrease in interest rates on variable rate debt.

These increases in other expenses were offset by a decrease in the Individual segment primarily due to lower DAC amortization primarily relating to net investment losses in both periods and current period revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period.

The Institutional segment also contributed an offset due to higher DAC amortization associated with the implementation of SOP 05-1 in the prior period and a charge in the prior period related to the reimbursement of certain dental claims. These were offset by increases in non-deferrable volume-related expenses and corporate support expenses.

The Auto & Home segment had a marginal decrease in other expenses, with no single expense category contributing significantly to the fluctuation.

Net Income

Income tax expense for the three months ended June 30, 2008 was $381 million, or 28.7% of income from continuing operations before provision for income tax, compared with $476 million, or 29.2% of such income, for the comparable 2007 period. The 2008 and 2007 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the decrease in the effective tax rate is primarily attributable to changes in the ratio of permanent differences in income before income taxes.

Income from discontinued operations, net of income tax, decreased by $7 million, or 88%, to $1 million for the three months ended June 30, 2008 from $8 million for the comparable 2007 period. This decrease is primarily due to a net investment gain of $6 million, net of income tax, that the Company recognized during the three months ended June 30, 2007, with no similar amount recognized during the three months ended June 30, 2008, related to MetLife Australia annuities and pensions business which was sold to a third party in the third quarter of 2007.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007 — The Company

Income from Continuing Operations

Income from continuing operations decreased by $587 million, or 27%, to $1,594 million for the six months ended June 30, 2008 from $2,181 million for the comparable 2007 period.

The following table provides the change from the prior period in income from continuing operations by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Corporate & Other	$(298)	51%
Individual	(206)	35
Auto & Home	(88)	15
Institutional	(79)	13
Reinsurance	(1)	—
International	85	(14)

Total change	$(587)	100%

Corporate & Other’s income from continuing operations decreased primarily due to lower net investment income, higher interest expense, higher legal costs, lower other revenues and an increase in net investment losses. This decrease was partially offset by lower corporate expenses, lower interest credited to bankholder deposits, and lower interest on uncertain tax positions. Tax benefits were flat over the comparable 2007 period.

The Individual segment’s income from continuing operations decreased due to an increase in net investment losses, a decrease in interest margins relating primarily to the general account portion of its investment-type products. There were also unfavorable underwriting results in life products, an increase in interest credited to policyholder account balances due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business and an increase in policyholder dividends due to growth in the business. These decreases were partially offset by lower DAC amortization, higher universal life and investment-type product policy fees, higher net investment income on blocks of business not driven by interest margins, lower expenses driven by the write off of a receivable in the prior year and lower annuity benefits, partially offset by higher amortization of sales inducements.

The Auto & Home segment’s income from continuing operations decreased primarily due to an increase in policyholder benefits and claims, and policyholder dividends, comprised primarily of an increase in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states. Also increasing policyholder benefits and claims was an increase from higher non-catastrophe claim frequencies, an increase related to higher earned exposures, an increase related to less favorable development of prior year non-catastrophe losses and the unfavorable impact of net investment gains (losses). These decreases were partially offset by an increase in premiums related to increased exposures, a decrease in catastrophe reinsurance costs and an increase resulting from the change in estimate in the prior year on auto rate refunds due to a regulatory examination. Offsetting this increase in premiums was a decrease in premiums for the reduction in average earned premium per policy and a decrease in premiums from various involuntary programs. In addition, increases in continuing operations were favorably impacted by an increase in net investment income.

The Institutional segment’s income from continuing operations decreased primarily due to higher net investment losses and lower underwriting results compared to the prior period. This was partially offset by a decrease in policyholder benefits and claims related to net investment gains (losses) and an increase in interest margins compared to the prior period. In addition, there was a decrease in other expenses due in part to lower expenses related to DAC amortization primarily due to the impact of a charge due to the implementation of SOP 05-1 in the prior period. Also contributing to lower expenses was the impact of a charge in the prior period.

The Reinsurance segment’s decrease in income from continuing operations was due to an increase in net investment losses, an increase in policyholder benefit and claims, and a decrease in net investment income. This was substantially offset by an increase in other revenue, an increase in premiums, and a decrease in the interest credited to policyholder account balances. There was also a decrease in other expenses related to the reduction of expenses associated with DAC, including reinsurance allowances paid, resulting from the change in the value of embedded derivatives, a decrease in minority interest and interest expense, partially offset by increases in compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations.

Partially offsetting these decreases was an increase in the International segment’s income from continuing operations which includes the impact of net investment losses and a favorable impact of foreign currency exchange rates and the impact of strong performance in the Latin America and Asia Pacific regions. Mexico’s increase in income from continuing operations was primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, higher net investment income due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities, and business growth offset by the favorable impact in the prior year from a decrease in experience refunds on Mexico’s institutional business and from a lower increase in litigation liabilities. Argentina’s increase in income from continuing operations was primarily due to a reduction in the liability for pension servicing obligations resulting from a refinement of assumptions, a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, partially offset by a decrease in death and disability premiums due to pension reform. Argentina also benefited more significantly in the prior year from the utilization of deferred tax assets against which valuation allowances had previously been established. Partially offsetting these increases is a decrease in Japan resulting from an increase in the costs of guaranteed annuity benefits, partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities, the impact of a refinement in assumptions for the guaranteed annuity business from hedging activities associated with Japan’s guaranteed annuity benefits and an increase in fees from assumed reinsurance. Contributions from the other countries accounted for the remainder of the change.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $1,848 million, or 11%, to $18,898 million for the six months ended June 30, 2008 from $17,050 million for the comparable 2007 period.

The following table provides the change from the prior period in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$1,023	55%
International	436	24
Reinsurance	339	18
Individual	54	3
Auto & Home	33	2
Corporate & Other	(37)	(2)

Total change	$1,848	100%

The Institutional segment’s premiums, fees and other revenues increased largely due to increases in retirement & savings, non-medical health & other and group life businesses. The increase in the retirement &

savings business was primarily due to increases in premium in the group institutional annuity and structured settlement businesses primarily due to higher sales. The increase in the group institutional annuity business was primarily due to large domestic sales and the first significant sale in the United Kingdom business in the current period. Partially offsetting these increases are lower sales in the income annuity business. The growth in the non-medical health & other business was largely due to increases in the dental, disability, AD&D, and IDI businesses. The increase in the dental business was primarily due to organic growth in the business and the impact of an acquisition that closed in the first quarter of 2008. The increases in the disability, AD&D, and IDI businesses are primarily due to continued growth in the business. Partially offsetting these increases was a decline in the LTC business, primarily attributable to a shift to deposit liability-type contracts during the latter part of the prior year, partially offset by growth in the business. The remaining increase in the non-medical health & other business was attributed to business growth across several products. The increase in the group life business can primarily be attributed to business growth in term life, and to increases in universal life and corporate-owned life insurance products, partially offset by decreases in assumed reinsurance and life insurance sold to postretirement benefit plans.

The International segment’s premiums, fees and other revenues increased due to business growth in the Latin America and Asia Pacific regions, as well as the impact of an acquisition in the latter, and the impact of foreign currency exchange rates. Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales as well as higher institutional premiums from its traditional and bank distribution channels. Hong Kong’s premiums, fees and other revenues increased due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth. Mexico’s premiums, fees and other revenues increased due to growth in its individual and institutional businesses, as well as the reinstatement of premiums from prior periods partially offset by a decrease in experience refunds in the prior year on Mexico’s institutional business. Partially offsetting these increases in the International segment’s premiums, fees and other revenues is a decrease in Argentina’s premiums, fees and other revenue primarily due to a decrease in premiums resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, partially offset by growth in its institutional and bancassurance business. Contributions from the other countries accounted for the remainder of the change.

The Reinsurance segment’s increase in premiums, fees, and other revenue was primarily associated with growth in premiums from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments. There was also an increase in other revenues primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

The Individual segment’s premiums, fees, and other revenues increased primarily due to an increase in universal life and investment-type product policy fees combined with other revenues related to slightly higher average account balances resulting from business growth over the prior period, partially offset by unfavorable equity market performance during the current period. These increases were partially offset by a decrease in premiums primarily due to a decrease in immediate annuity premiums and decline in premiums associated with the Company’s closed block of business in line with expectations. These decreases were partially offset by growth in premiums from other life products driven by increased renewals of traditional life business.

The Auto & Home segment’s premiums, fees, and other revenues increased primarily due to a premiums increase related to increased exposures, a decrease in catastrophe reinsurance costs and an increase resulting from the change in estimate in the prior year on auto rate refunds due to a regulatory examination. These increases were partially offset by a decrease related to a reduction in average earned premium per policy and a decrease in premiums from various involuntary programs.

Partially offsetting these increases was a decrease in Corporate & Other’s other revenues primarily related to the prior year resolution of an indemnification claim associated with the 2000 acquisition of GALIC.

Net Investment Income

Net investment income decreased by $264 million to $9,091 million for the six months ended June 30, 2008 from $9,355 million for the comparable 2007 period. Management attributes $955 million of this change to a decrease in yields, partially offset by an increase of $691 million due to growth in average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, and short term investments, partially offset by improved securities lending results. Management anticipates that investment income and the related yields on other limited partnership interests will continue to decline during 2008 due to increased volatility in equity and credit markets. The decrease in net investment income attributable to lower yields was partially offset by income attributable to growth in average invested assets, primarily within other limited partnership interests, mortgage loans, real estate joint ventures, and fixed maturity securities. The decrease in net investment income is also attributable to a reduction in equity option market values relative to certain funds withheld portfolios associated with the reinsurance of equity indexed annuity (“EIA”) products.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances decreased in the Individual segment for the six months ended June 30, 2008 as compared to the prior year. Interest margins increased in the retirement & savings and group life businesses, partially offset by a decrease in the non-medical health & other business, all within the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses increased by $971 million to a loss of $1,248 million for the six months ended June 30, 2008 from a loss of $277 million for the comparable 2007 period. The increase in net investment losses resulted from increased losses on fixed maturity and equity securities, mortgage loans, other limited partnerships and real estate joint ventures principally attributable to credit related impairments as well as increased losses on guaranteed minimum benefit riders due to declines in equity markets slightly offset by improvements from the widening of the Company’s own credit spread. Also contributing to the increase in net investment losses are foreign currency transaction losses.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the six months ended June 30, 2008, as the combined ratio, excluding catastrophes, decreased to 84.9% from 85.6% for the six months ended June 30, 2007. Underwriting results were unfavorable in the retirement & savings and the group life businesses and favorable in the non-medical health & other business in the Institutional segment. Underwriting results were unfavorable in the life products in the Individual segment. Adverse mortality in the Reinsurance segment also decreased underwriting results.

Other Expenses

Other expenses decreased by $91 million, or 2%, to $5,639 million for the six months ended June 30, 2008 from $5,730 million for the comparable 2007 period.

The following table provides the change from the prior period in other expenses by segment:

$ Change
(In millions)

Reinsurance	$(169)
Individual	(103)
Institutional	(51)
International	123
Corporate & Other	108
Auto & Home	1

Total change	$(91)

The Reinsurance segment’s other expenses decreased due to a reduction of DAC amortization due to the change in the value of embedded derivatives associated with funds withheld arrangements, primarily a result of the impact of widening spreads in the U.S. debt markets and changes in risk free rates used in the valuation of embedded derivatives associated with EIAs. There was also a decrease in interest expense due primarily to a decrease in interest rates on variable rate debt and a decrease in minority interest expense. Partially offsetting this decrease was an increase in compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations.

The Individual segment’s other expenses decreased due to lower DAC amortization primarily relating to higher net investment losses in both periods and current period revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period. The remaining decrease was driven by the write off of a receivable in the prior period partially offset by an increase in non-deferrable volume-related expenses, which includes those expenses associated with information technology, compensation and direct departmental spending.

The Institutional segment’s other expenses decreased due to a reduction in DAC amortization primarily due to a charge associated with the impact of DAC and VOBA amortization from the implementation of SOP 05-1 in the prior year. Also contributing to the decrease in other expenses was the impact of a charge in the prior period related to the reimbursement of certain dental claims. Non-deferrable volume related expenses and corporate support expenses remained relatively flat.

Partially offsetting these decreases was an increase in the International segment’s other expenses mainly due to business growth in the Asia Pacific and Latin America regions, and the impact of foreign currency exchange rates. South Korea’s other expenses increased due to business growth, as well as an increase in DAC amortization related to market performance. Mexico’s other expenses increased primarily due to higher expenses related to business growth and infrastructure costs, as well as a lower increase in litigation liabilities in the prior year. India’s other expenses increased primarily due to increased staffing and growth initiatives. Partially offsetting these increases in other expenses for International was a decrease in Argentina’s other expenses primarily due to a reduction in the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan under the pension reform plan which was effective January 1, 2008. Partially offsetting this decrease are higher commissions from growth in the institutional and bancassurance businesses discussed above. Contributions from the other countries accounted for the remainder of the change.

Corporate & Other’s other expenses increased due to higher interest expense due to the issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements in May 2007 and December 2007, partially offset by the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. Legal costs were higher primarily due to a decrease in the prior year for legal liabilities resulting from the settlement of certain cases, higher amortization and valuation of an asbestos insurance recoverable. Corporate expenses were lower primarily due to a reduction in deferred compensation expenses and lower corporate support expenses, which included incentive compensation, rent, start-up costs, and information technology costs. Interest credited on bankholder deposits decreased at MetLife Bank due to lower interest rates, partially offset by higher bankholder deposits. Interest on uncertain tax positions was lower as a result of a settlement payment to the Internal Revenue Service (“IRS”) in December 2007 and a decrease in published IRS interest rates.

The Auto & Home segment had a marginal increase in other expenses, as a result of higher compensation costs offset by minor fluctuations in other expense categories.

Net Income

Income tax expense for the six months ended June 30, 2008 was $598 million, or 27% of income from continuing operations before provision for income tax, compared with $892 million, or 29% of such income, for the comparable 2007 period. The 2008 and 2007 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the decrease in the effective tax rate is primarily attributable to changes in the ratio of permanent differences in income before income taxes.

Income from discontinued operations, net of income tax, increased by $1 million for the six months ended June 30, 2008 from ($1) million for the comparable 2007 period. The increase is primarily due to a $24 million, net of income tax, loss recognized from discontinued operations for the six months ended June 30, 2007, for reclassification of the operations of MetLife Australia to discontinued operations. Partially offsetting the loss was a gain of $16 million, related to additional proceeds from the sale of SSRM and a $7 million gain from discontinued operations, net of income tax, related to real estate properties sold or held-for-sale during the six months ended June 30, 2007. There was no similar amount recognized in discontinued operations during the six months ended June 30, 2008.

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

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$3,597	$3,074	$7,170	$6,199
Universal life and investment-type product policy fees	210	186	434	377
Net investment income	1,972	2,087	4,001	4,001
Other revenues	172	177	362	367
Net investment gains (losses)	98	(206)	(633)	(294)

Total revenues	6,049	5,318	11,334	10,650

Expenses
Policyholder benefits and claims	4,016	3,385	7,928	6,860
Interest credited to policyholder account balances	613	772	1,297	1,498
Other expenses	593	618	1,167	1,218

Total expenses	5,222	4,775	10,392	9,576

Income from continuing operations before provision for income tax	827	543	942	1,074
Provision for income tax	279	183	310	363
Income from continuing operations	548	360	632	711
Income from discontinued operations, net of income tax	1	2	1	7

Net income	$549	$362	$633	$718

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $188 million, or 52%, to $548 million for the three months ended June 30, 2008 from $360 million for the comparable 2007 period.

Included in this increase were higher earnings of $197 million, net of income tax, from higher net investment gains. In addition, an increase of $13 million, net of income tax, the result of an increase in policyholder benefits and claims related to net investment gains (losses), contributed to higher earnings. Excluding the impact from net investment gains (losses), income from continuing operations decreased by $22 million, net of income tax, compared to the prior period.

A decrease in underwriting results of $95 million, net of income tax, compared to the prior period, contributed to the decrease in income from continuing operations. Management attributed this decrease to the retirement & savings, group life and non-medical health & other businesses of $48 million, $44 million and $3 million, all net of income tax, respectively. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

An increase in interest margins of $28 million, net of income tax, compared to the prior period, partially offset the decrease in income from continuing operations. Management attributed this increase primarily to the group life business, which contributed $46 million, net of income tax, to the increase, partially offset by decreases in non-medical health & other and retirement & savings businesses of $16 million and $2 million, net of income tax, respectively. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

In addition, a decrease in other expenses partially offset the decrease in income from continuing operations, due in part to lower expenses related to DAC amortization of $8 million, net of income tax, which was largely due to the impact of a $12 million charge, net of income tax, due to the impact of the implementation of SOP 05-1 in the prior period. Also contributing to lower expenses was the impact of a charge in the prior period of $9 million, net of income tax. The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees, and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $427 million, or 8%, to $5,951 million for the three months ended June 30, 2008 from $5,524 million for the comparable 2007 period.

The increase of $542 million in premiums, fees and other revenues was largely due to increases in the retirement & savings, non-medical health & other and group life businesses of $218 million, $186 million and $138 million, respectively.

The increase in the retirement & savings business was primarily due to an increase in premium in the group institutional annuity business of $239 million, primarily due to higher domestic sales. Partially offsetting this increase, were lower premiums from the income annuity and structured settlement businesses of $13 million and $6 million, respectively, largely due to lower sales. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

The growth in the non-medical health & other business was largely due to increases in the dental, disability, IDI and AD&D businesses of $206 million. The increase in the dental business was primarily due to organic growth in the business and the impact of an acquisition that closed in the first quarter of 2008. The increases in disability, IDI and AD&D are primarily due to growth in the business. Partially offsetting these increases was a decline in the LTC business of $25 million, primarily attributable to a $37 million decrease, which management attributed to a shift to deposit liability-type contracts during the latter part of the prior year, partially offset by growth in the business. The remaining increase in the non-medical health and other business was attributed to business growth across several products.

The group life business increased $138 million, which management primarily attributed to a $101 million increase in term life, largely due to the net impact of an increase in sales, partially offset by a decrease in assumed reinsurance. In addition, universal life and corporate-owned life insurance products increased $24 million and $11 million, respectively. The increase in universal life products was largely attributable to lower experience rated refunds in the current period. The increase in corporate-owned life insurance was largely attributable to an increase in fee income, which was mainly generated from new customers acquired in the second half of the prior year.

Partially offsetting the increase in premium, fees and other revenues was a decrease in net investment income of $115 million. Management attributed $292 million of this decrease to a decrease in yields, primarily due to lower returns on other limited partnership interests including hedge funds, real estate joint ventures, and fixed maturity securities, partially offset by improved securities lending results. This decrease in yields was partially offset by an increase of $177 million, which management attributed to a growth in average invested assets, primarily within other limited partnership interests including hedge funds, mortgage loans, and real estate joint ventures, driven by continued business growth, particularly in the funding agreements and global GIC businesses.

Expenses

Total expenses increased by $447 million, or 9%, to $5,222 million for the three months ended June 30, 2008 from $4,775 million for the comparable 2007 period. The increase in expenses was primarily attributable to policyholder benefits and claims of $631 million, partially offset by lower interest credited to policyholder account balances of $159 million and lower other expenses of $25 million.

The increase in policyholder benefits and claims of $631 million included a $20 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $651 million.

Retirement & savings’ policyholder benefits increased $296 million, which was primarily attributable to the group institutional annuity business of $299 million. The increase in the group institutional annuity business was primarily due to the aforementioned increase in premiums and the impact of a charge of $64 million in the current period due to a liability adjustment on a large annuity contract. The increase in the group institutional annuity business was slightly offset by favorable mortality in the current period. Structured settlements increased $4 million, primarily due to an increase in interest credited on future policyholder benefits, the impact of a favorable liability refinement in the prior period of $12 million, partially offset by less unfavorable mortality in the current period and the aforementioned decrease in premiums, fees and other revenues. Partially offsetting these increases in policyholder benefits, was a decrease in the income annuity business of $6 million, primarily due to the aforementioned decrease in premiums, fees and other revenues, partially offset by unfavorable mortality and higher interest credited on future policyholder benefits.

Group life’s policyholder benefits and claims increased $187 million, mostly due to increases in the term life, universal life, corporate-owned life insurance and in life insurance sold to postretirement benefit plans products of $117 million, $51 million, $16 million and $3 million, respectively. The increases in term life, universal life and corporate owned life insurance were primarily due to the aforementioned increase in premiums, fees and other revenues and included the impact of less favorable mortality experience in the current period. The current period mortality experience was negatively impacted by an unusually high number of large claims in the specialty product areas. Included in the term life increase is the net impact of favorable liability refinements in the prior period of $20 million.

Non-medical health & other’s policyholder benefits and claims increased by $168 million. An increase of $181 million was largely due to the aforementioned growth in the dental, disability, IDI and AD&D businesses, higher claims in the AD&D and disability businesses, partially offset by favorable morbidity in IDI. These increases were partially offset by a decline in LTC of $15 million. This decline was primarily attributable to the aforementioned $37 million shift to deposit-type liability contracts, partially offset by business growth, an increase in interest credited on future policyholder benefits, and unfavorable claim experience in the current period. Included in the overall increase in non-medical health & other’s policyholder benefits and claims is a $29 million favorable impact related to certain prior period liability refinements in the LTC and disability businesses.

Management attributed the decrease of $159 million in interest credited to policyholder account balances to a $248 million decrease from a decrease in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, partially offset by an $89 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in the global GIC and funding agreement products.

Lower other expenses of $25 million included a decrease in DAC amortization of $13 million, primarily due to an $18 million charge associated with the impact of DAC and VOBA amortization from the implementation of SOP 05-1 in the prior period. Also contributing to the decrease in other expenses was the impact of a $14 million charge in the prior period related to the reimbursement of certain dental claims. Partially offsetting the decrease in other expenses, non-deferrable volume related expenses and corporate support expenses increased $2 million. Non-deferrable volume related expenses include those expenses associated with information technology, compensation, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007 — Institutional

Income from Continuing Operations

Income from continuing operations decreased by $79 million, or 11%, to $632 million for the six months ended June 30, 2008 from $711 million for the comparable 2007 period.

Included in this decrease was lower earnings of $221 million, net of income tax, from higher net investment losses, partially offset by an increase of $30 million, net of income tax, resulting from a decrease in policyholder benefits and claims related to net investment gains (losses). Excluding the impact from net investment gains (losses), income from continuing operations increased by $112 million, net of income tax, compared to the prior period.

An increase in interest margins of $113 million, net of income tax, compared to the prior period, contributed to the increase in income from continuing operations. Management attributed this increase to the group life and retirement & savings businesses of $82 million and $43 million, net of income tax, respectively. Partially offsetting these increases was a decrease in the non-medical health & other business of $12 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

In addition, a decrease in other expenses contributed to the increase in income from continuing operations, due in part to lower expenses related to DAC amortization of $24 million, net of income tax, primarily due to the impact of a $29 million, net of income tax, charge due to the impact of the implementation of SOP 05-1 in the prior period. Also contributing to lower expenses was the impact of a charge in the prior period of $9 million, net of income tax.

The remaining increase in premiums, fees, and other revenues also contributed to the increase in income from continuing operations.

Lower underwriting results of $79 million, net of income tax, compared to the prior period, partially offset the increase in income from continuing operations. Management attributed this decrease primarily to the group life and retirement & savings businesses of $59 million and $24 million, both net of income tax, respectively. Partially offsetting these decreases was an increase of $4 million, net of income tax, in the non-medical health & other business. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,023 million, or 9%, to $11,967 million for the six months ended June 30, 2008 from $10,944 million for the comparable 2007 period.

The increase of $1,023 million in premiums, fees and other revenues was largely due to increases in the retirement & savings, non-medical health & other and group life businesses of $443 million, $355 million and $225 million, respectively.

The increase in the retirement & savings business was primarily due to increases in premium in the group institutional annuity and structured settlement businesses of $430 million and $31 million, respectively, both primarily due to higher sales. The increase in the group institutional annuity business was primarily due to large domestic sales and the first significant sale in the United Kingdom business in the current period. Partially offsetting these increases are lower sales in the income annuity business of $15 million. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

The growth in the non-medical health & other business was largely due to increases in the dental, disability, AD&D, and IDI businesses of $384 million. The increase in the dental business was primarily due to organic growth in the business and the impact of an acquisition that closed in the first quarter of 2008. The increases in the disability, AD&D, and IDI businesses are primarily due to continued growth in the business. Partially offsetting these increases was a decline in the LTC business of $40 million, primarily attributable to a $74 million decrease, which management attributed to a shift to deposit liability-type contracts during the latter part of the prior year, partially offset by growth in the business. The remaining increase in non-medical health & other was attributed to business growth across several products.

The group life business increased $225 million, which management primarily attributed to a $191 million increase in term life, mainly due to the net impact of an increase in sales, partially offset by a decrease in assumed reinsurance. In addition, universal life and corporate-owned life insurance products increased $28 million and $24 million, respectively. The increase in universal life products was primarily attributable to lower experience rated refunds in the current period. The increase in corporate-owned life insurance was largely attributable to higher experience rated refunds in the prior period, as well as an increase in fee income which was mainly generated from new customers acquired in the second half of the prior year. Partially offsetting these increases was a decrease in life insurance sold to postretirement benefit plans of $18 million, primarily the result of the impact of a large sale in the prior period.

Net investment income was flat to the prior year period. Management attributed a $373 million increase to growth in the average asset base, primarily within other limited partnership interests including hedge funds, mortgage loans, and real estate joint ventures, principally driven by continued business growth, particularly in the funding agreement, global GIC, and the non-medical health and other businesses. Management attributed a $373 million reduction in net investment income to a decrease in yields, primarily due to lower returns on other limited partnership interests including hedge funds, real estate joint ventures, and fixed maturity securities, partially offset by improved securities lending results.

Expenses

Total expenses increased by $816 million, or 9%, to $10,392 million for the six months ended June 30, 2008 from $9,576 million for the comparable 2007 period. The increase in expenses was primarily attributable to policyholder benefits and claims of $1,068 million, partially offset by lower interest credited to policyholder account balances of $201 million and lower other expenses of $51 million.

The increase in policyholder benefits and claims of $1,068 million included a $46 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $1,114 million.

Retirement & savings’ policyholder benefits increased $512 million, which was primarily attributable to the group institutional annuity and structured settlement businesses of $469 million and $44 million, respectively. The increase in the group institutional annuity business was primarily due to the aforementioned increase in premiums and the net impact of unfavorable liability adjustments in both periods of $61 million, which was largely due to a charge of $64 million in the current period due to a liability adjustment on a large annuity contract. In addition, the increase in the group institutional annuity business was partially offset by favorable mortality in the current period. The increase in structured settlements was largely due to the aforementioned increase in premiums, an increase in interest credited on future policyholder benefits and the impact of a favorable liability refinement in the prior year period of $12 million, partially offset by favorable mortality in the current period. Partially offsetting these increases was a decrease of $4 million in the income annuity business, primarily attributable to the aforementioned decrease in premiums, fees and other revenues, partially offset by an increase in interest credited to future policyholder benefits and the impact of a $5 million favorable liability refinement in the prior period.

Non-medical health & other’s policyholder benefits and claims increased by $306 million. An increase of $311 million was largely due to the aforementioned growth in the dental, disability, IDI and AD&D businesses and higher claims in the AD&D business. These increases were partially offset by favorable claim experience in disability, favorable morbidity in IDI, and a decline in LTC of $7 million. The LTC decrease was primarily attributable to the aforementioned $74 million shift to deposit liability-type contracts, partially offset by an increase in interest credited on future policyholder benefits and business growth. Included in the overall increase in non-medical health & other’s policyholder benefits and claims was a $29 million favorable impact related to certain prior period liability refinements in the LTC and disability businesses.

Group life’s policyholder benefits and claims increased $296 million, mostly due to increases in the term life, universal life and corporate owned life insurance products of $223 million, $69 million and $26 million, respectively, partially offset by a decrease of $22 million in life insurance sold to postretirement benefit plans. The increases in term life and universal life were primarily due to the aforementioned increase in premiums, fees and other revenues and included the impact of less favorable mortality experience in the current period. The current period mortality experience was negatively impacted by an unusually high number of large claims in the specialty product areas. Included in the term life increase was the net impact of favorable liability refinements in the prior period of $20 million. The decrease in life insurance sold to postretirement benefit plans was primarily due to the aforementioned decrease in premiums and more favorable mortality in the current period.

Management attributed the decrease of $201 million in interest credited to policyholder account balances to a $384 million decrease from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, partially offset by a $183 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in the global GIC and funding agreement products.

Lower other expenses of $51 million include a decrease in DAC amortization of $37 million, primarily due to a $45 million charge associated with the impact of DAC and VOBA amortization from the implementation of SOP 05-1 in the prior year. Also contributing to the decrease in other expenses was the impact of a $14 million charge in the prior period related to the reimbursement of certain dental claims. Non-deferrable volume related expenses and corporate support expenses remained relatively flat. Non-deferrable volume related expenses include those expenses associated with information technology, compensation, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

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

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$1,071	$1,098	$2,138	$2,173
Universal life and investment-type product policy fees	917	880	1,820	1,733
Net investment income	1,702	1,805	3,399	3,537
Other revenues	155	155	303	301
Net investment gains (losses)	(260)	(78)	(363)	(63)

Total revenues	3,585	3,860	7,297	7,681

Expenses
Policyholder benefits and claims	1,409	1,395	2,786	2,758
Interest credited to policyholder account balances	500	495	1,006	1,002
Policyholder dividends	442	432	869	854
Other expenses	939	981	1,927	2,030

Total expenses	3,290	3,303	6,588	6,644

Income from continuing operations before provision for income tax	295	557	709	1,037
Provision for income tax	96	190	233	355

Income from continuing operations	199	367	476	682
Income (loss) from discontinued operations, net of income tax	—	—	(1)	—

Net income	$199	$367	$475	$682

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007 — Individual

Income from Continuing Operations

Income from continuing operations decreased by $168 million, or 46%, to $199 million for the three months ended June 30, 2008 from $367 million for the comparable 2007 period. Included in this decrease was an increase in net investment losses of $118 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $50 million from the comparable 2007 period.

The decrease in income from continuing operations was driven by the following items:

•	A decrease in interest margins of $81 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $75 million decrease to the deferred annuity business and a $6 million decrease to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account

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

•	Higher annuity benefits of $17 million, net of income tax, primarily due to higher guaranteed annuity benefit rider costs net of related hedging results and higher amortization of sales inducements.

•	An increase in interest credited to policyholder account balances of $15 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	Unfavorable underwriting results in life products of $9 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	An increase in policyholder dividends of $7 million, net of income tax, due to growth in the business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Lower DAC amortization of $28 million, net of income tax, primarily resulting from net investment losses in both periods and current period revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period.

•	Higher net investment income on blocks of business not driven by interest margins of $26 million, net of income tax.

•	Higher universal life and investment-type product policy fees combined with other revenues of $25 million, net of income tax, primarily resulting from business growth over the prior period, partially offset by the impact of lower average account balances due to unfavorable equity market performance during the current period.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $93 million, or 2%, to $3,845 million for the three months ended June 30, 2008 from $3,938 million for the comparable 2007 period.

Premiums decreased by $27 million primarily due to a decrease in immediate annuity premiums of $7 million and a $21 million decline in premiums associated with the Company’s closed block of business, in line with expectations. These decreases were partially offset by growth in premiums from other life products of $1 million driven by increased renewals of traditional life business.

Universal life and investment-type product policy fees combined with other revenues increased by $37 million primarily resulting from business growth over the prior period, partially offset by the impact of lower average account balances due to unfavorable equity market performance during the current period. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $103 million. Net investment income from the general account portion of investment-type products decreased by $152 million, while other businesses increased by $49 million. Management attributes $1 million of the decrease to a lower average asset base across various investment types. Additionally, management attributes $102 million to a decrease in yields primarily due to lower returns on other limited partnership interests, real estate joint ventures and fixed maturity securities, partially offset by higher securities lending results.

Expenses

Total expenses decreased by $13 million, or less than 1%, to $3,290 million for the three months ended June 30, 2008 from $3,303 million for the comparable 2007 period.

Policyholder benefits and claims increased by $14 million primarily due to unfavorable mortality in the life products, including the closed block, of $14 million. Higher guaranteed annuity benefit rider costs net of related hedging results of $15 million, and higher amortization of sales inducements of $12 million also contributed to the increase in policyholder benefits and claims. Additionally, policyholder benefits and claims decreased by $27 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances increased by $5 million. Interest credited on the general account portion of investment-type products decreased by $25 million, while other businesses increased by $7 million. Of the $25 million decrease on the general account portion of investment-type products, management attributed $5 million to lower average policyholder account balances resulting from a decrease in cash flows from annuities and $20 million to lower crediting rates. Partially offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $23 million primarily driven by lower lapses in the current year.

Policyholder dividends increased by $10 million due to growth in the business.

Lower other expenses of $42 million include lower DAC amortization of $43 million primarily relating to net investment losses in both periods and current period revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period. The remaining increase in other expenses of $1 million is due to an increase in non-deferrable volume related expenses, which include those expenses associated with information technology, compensation and direct departmental spending. Direct departmental spending includes expenses associated with consultants, travel, printing and postage.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007 — Individual

Income from Continuing Operations

Income from continuing operations decreased by $206 million, or 30%, to $476 million for the six months ended June 30, 2008 from $682 million for the comparable 2007 period. Included in this decrease was an increase in net investment losses of $195 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $11 million from the comparable 2007 period.

The decrease in income from continuing operations was driven by the following items:

•	A decrease in interest margins of $102 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $104 million decrease to the deferred annuity business offset by a $2 million increase to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

•	Unfavorable underwriting results in life products of $42 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	An increase in interest credited to policyholder account balances of $28 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	An increase in policyholder dividends of $10 million, net of income tax, due to growth in the business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Lower DAC amortization of $59 million, net of income tax, primarily resulting from net investment losses in both periods and current period revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period.

•	Higher universal life and investment-type product policy fees combined with other revenues of $56 million, net of income tax, primarily related to slightly higher average account balances resulting from business growth over the prior period, partially offset by unfavorable equity market performance during the current period.

•	Higher net investment income on blocks of business not driven by interest margins of $38 million, net of income tax.

•	Lower expenses of $8 million, net of income tax, primarily due to a write-off of a receivable from one of the Company’s joint venture partners in the prior period, partially offset by higher non-deferrable volume related expenses.

•	Lower annuity benefits of $4 million, net of income tax, primarily due to lower guaranteed annuity benefit rider costs net of related hedging results, partially offset by higher amortization of sales inducements.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $84 million, or 1%, to $7,660 million for the six months ended June 30, 2008 from $7,744 million for the comparable 2007 period.

Premiums decreased by $35 million primarily due to a decrease in immediate annuity premiums of $10 million and a $46 million decline in premiums associated with the Company’s closed block of business in line with expectations. These decreases were partially offset by growth in premiums from other life products of $21 million driven by increased renewals of traditional life business.

Universal life and investment-type product policy fees combined with other revenues increased by $89 million primarily related to slightly higher average account balances resulting from business growth over the prior period, partially offset by unfavorable equity market performance during the current period. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $138 million. Net investment income from the general account portion of investment-type products decreased by $188 million, while other businesses increased by $50 million. Management attributes $16 million of the decrease to a lower average asset base across various investment types. Additionally, management attributes $122 million to a decrease in yields primarily due to lower returns on other limited partnership interests and real estate joint ventures, partially offset by higher securities lending results and higher returns on fixed maturity securities.

Expenses

Total expenses decreased by $56 million, or 1%, to $6,588 million for the six months ended June 30, 2008 from $6,644 million for the comparable 2007 period.

Policyholder benefits and claims increased by $28 million primarily due to unfavorable mortality in the life products, including the closed block, of $69 million. Lower net guaranteed annuity benefit rider costs net of related hedging results of $16 million were partially offset by higher amortization of sales inducements of $10 million. Additionally, policyholder benefits and claims decreased by $35 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances increased by $4 million. Interest credited on the general account portion of investment-type products decreased by $46 million, while other businesses increased by $7 million. Of the $46 million decrease on the general account portion of investment-type products, management attributed $18 million to lower average policyholder account balances resulting from a decrease in cash flows from annuities and $28 million to lower crediting rates. Partially offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $43 million primarily driven by lower lapses in the current year.

Policyholder dividends increased by $15 million due to growth in the business.

Lower other expenses of $103 million include lower DAC amortization of $91 million primarily relating to net investment losses in both periods and current period revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by business growth and an increase in amortization resulting from changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period. The remaining decrease in other expenses of $12 million is driven by a $24 million decrease associated with a write-off of a receivable from one of the Company’s joint venture partners in the prior period partially offset by an increase in non-deferrable volume related expenses of $12 million, which include those expenses associated with information technology, compensation and direct departmental spending. Direct departmental spending includes expenses associated with consultants, travel, printing and postage.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions.

The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$920	$777	$1,824	$1,492
Universal life and investment-type product policy fees	294	241	584	477
Net investment income	356	271	625	521
Other revenues	6	3	13	16
Net investment gains (losses)	(136)	20	(1)	44

Total revenues	1,440	1,312	3,045	2,550

Expenses
Policyholder benefits and claims	620	639	1,446	1,231
Interest credited to policyholder account balances	89	81	136	159
Policyholder dividends	2	—	4	1
Other expenses	471	389	899	776

Total expenses	1,182	1,109	2,485	2,167

Income from continuing operations before provision for income tax	258	203	560	383
Provision for income tax	85	60	201	109

Income from continuing operations	173	143	359	274
Income (loss) from discontinued operations, net of income tax	—	(16)	—	(47)

Net income	$173	$127	$359	$227

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007 — International

Income from Continuing Operations

Income from continuing operations increased by $30 million, or 21%, to $173 million for the three months ended June 30, 2008 from $143 million for the comparable 2007 period. This increase includes the impact of net investment losses of $109 million, net of income tax, and favorable impact of changes in foreign currency exchange rates of $4 million, net of income tax.

Excluding the impact of net investment losses and of changes in foreign currency exchange rates, income from continuing operations increased by $135 million from the comparable 2007 period.

Income from continuing operations increased in:

•	Mexico by $129 million, net of income tax, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, higher net investment income due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities, and lower claims experience, partially offset by higher expenses related to business growth and infrastructure costs.

•	Japan by $10 million due to an increase of $23 million, net of income tax, in the Company’s earnings from its investment in Japan due to a decrease in the costs of guaranteed annuity benefits, the impact of a refinement in assumptions for the guaranteed annuity business, and the favorable impact from the utilization of the fair value option for certain fixed annuities, and an increase of $3 million, net of income tax, in fees from assumed reinsurance, partially offset by a decrease of $16 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefits.

•	Taiwan by $4 million, net of income tax, primarily due to an increase in invested assets and a refinement in DAC capitalization.

•	Australia and the United Kingdom by $3 million and $2 million, respectively, primarily due to business growth.

These increases were partially offset by decreases in:

•	South Korea by $8 million, net of income tax, primarily due to higher claims and operating expenses, including an increase in DAC amortization related to market performance, partially offset by higher revenues from business growth.

•	The home office by $2 million primarily due to an increase in the amount charged for economic capital.

Contributions from the other countries account for the remainder of the change in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $284 million, or 22%, to $1,576 million for the three months ended June 30, 2008 from $1,292 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $50 million, total revenues increased by $234 million, or 17%, from the comparable 2007 period.

Premiums, fees and other revenues increased by $199 million, or 19%, to $1,220 million for the three months ended June 30, 2008 from $1,021 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $36 million, premiums, fees and other revenues increased by $163 million, or 15%, from the comparable 2007 period.

Premiums, fees and other revenues increased in:

•	Chile by $69 million primarily due to higher annuity sales as well as higher institutional premiums from its traditional and bank distribution channels.

•	Hong Kong by $42 million primarily due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007.

•	Australia by $14 million as a result of growth in the institutional business and an increase in retention levels.

•	South Korea by $12 million due to growth in its traditional business, guaranteed annuity and variable universal life businesses.

•	The United Kingdom, India, Brazil, Belgium and Ireland by $11 million, $10 million, $6 million, $4 million and $2 million, respectively, due to business growth.

•	The Company’s Japan operation by $5 million due to an increase in fees from assumed reinsurance.

•	Mexico by $3 million due to an increase in fees from growth in its individual business, partially offset by a decrease in renewals in its institutional business.

Partially offsetting these increases, premiums, fees and other revenues decreased in Argentina by $16 million primarily due to a decrease in premiums resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, partially offset by growth in its institutional and bancassurance business.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income increased by $85 million, or 31%, to $356 million for the three months ended June 30, 2008 from $271 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $14 million, net investment income increased by $71 million, or 25% from the comparable 2007 period.

Net investment income increased in:

•	Chile by $33 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets.

•	Mexico by $22 million due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities.

•	Brazil by $7 million due to gains in the trading portfolio, as well as an increase in invested assets resulting from growth and a capital contribution in the first quarter of 2008.

•	South Korea and Taiwan by $4 million and $3 million, respectively, due to increases in invested assets.

•	Hong Kong by $3 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, which reflects losses in the current period on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	Ireland by $2 million due to higher invested assets resulting from capital contributions in the prior year.

Partially offsetting these increases, net investment income decreased in:

•	The home office by $3 million primarily due to an increase in the amount charged for economic capital.

•	Japan by $1 million due to a decrease of $24 million from hedging activities associated with Japan’s guaranteed annuity, offset by an increase of $23 million, net of income tax, in the Company’s earnings from its investment in Japan due to a decrease in the costs of guaranteed annuity benefits, the impact of a refinement in assumptions for the guaranteed annuity business, and the favorable impact from the utilization of the fair value option for certain fixed annuities.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses increased by $73 million, or 7%, to $1,182 million for the three months ended June 30, 2008 from $1,109 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $43 million, total expenses increased by $30 million, or 3%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased by $9 million, or 1%, to $711 million for the three months ended June 30, 2008 from $720 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $31 million, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased by $40 million, or 5%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased in:

•	Mexico by $187 million, primarily due to a decrease in certain policyholder liabilities of $194 million caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, as well as lower claims experience, partially offset by increases in reserves from business growth and an increase in interest credited to policyholder account balances of $10 million commensurate with the growth in investment income discussed above.

•	Argentina by $18 million primarily due to a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants.

Partially offsetting these decreases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile by $98 million primarily due to an increase in the annuity and institutional business mentioned above, as well as an increase in inflation indexed policyholder liabilities commensurate with the increase in net investment income from inflation-indexed assets.

•	Hong Kong by $40 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, which includes negative interest credited to unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities as discussed in the net investment income section above.

•	South Korea by $9 million primarily due to higher claims from business growth.

•	Brazil by $7 million primarily due to an increase in interest credited to unit-linked policyholder liabilities reflecting the gains in the trading portfolio discussed above.

•	Australia by $6 million due to growth in the institutional business and an increase in retention levels.

•	India by $4 million due to business growth.

Contributions from the other countries account for the remainder of the change.

Other expenses increased by $82 million, or 21%, to $471 million for the three months ended June 30, 2008 from $389 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $12 million, total expenses increased by $70 million, or 17%, from the comparable 2007 period.

Other expenses increased in:

•	South Korea by $17 million due to business growth, as well as an increase in DAC amortization related to market performance.

•	Mexico by $13 million primarily due to higher expenses related to infrastructure costs as well as business growth.

•	The United Kingdom by $9 million due to business growth.

•	India by $6 million primarily due to increased staffing and growth initiatives.

•	Hong Kong by $5 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007.

•	Australia, Brazil, Belgium and Chile by $5 million, $4 million, $4 million and $3 million, respectively, primarily due to higher commissions related to business growth.

•	Ireland by $3 million due to expenses related to growth initiatives.

Partially offsetting these increases in other expenses was a decrease in Taiwan by $3 million due to a refinement in DAC capitalization.

Contributions from the other countries account for the remainder of the change.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007 — International

Income from Continuing Operations

Income from continuing operations increased by $85 million, or 31%, to $359 million for the six months ended June 30, 2008 from $274 million for the comparable 2007 period. This increase includes the impact of net investment losses of $37 million, net of income tax, and favorable impact of foreign currency exchange rates of $10 million, net of income tax.

Excluding the impact of net investment losses and of changes in foreign currency exchange rates, income from continuing operations increased by $112 million from the comparable 2007 period.

Income from continuing operations increased in:

•	Mexico by $96 million, net of income tax, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, the reinstatement of premiums from prior periods, growth in the individual and institutional businesses, higher net investment income due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities, and lower claims experience, partially offset by higher expenses related to business growth and infrastructure costs, the favorable impact in the prior year of a decrease in experience refunds on Mexico’s institutional business, a lower increase in litigation liabilities in the prior year, as well as a valuation allowance established against net operating losses.

•	Argentina by $15 million, net of income tax, primarily due to a reduction in the liability for pension servicing obligations of $23 million, net of income tax, resulting from a refinement of assumptions and the availability of statistics from the government regarding the number of participants transferring to the government-sponsored plan under pension reform which was effective January 1, 2008, a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, partially offset by a decrease in death and disability premiums due to pension reform. Argentina also benefited more significantly in the prior year from the utilization of deferred tax assets against which valuation allowances had previously been established.

•	Ireland by $10 million, net of income tax, due to foreign currency transaction gains and a tax benefit in the current period, partially offset by the utilization in the prior year of net operating losses for which a valuation allowance had been previously established.

•	Hong Kong by $9 million, net of income tax, due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth.

•	Taiwan by $2 million, net of income tax, primarily due to an increase in invested assets and a refinement in DAC capitalization, offset by an increase in liabilities resulting from a refinement of methodologies related to the estimation of profit emergence on certain blocks of business.

•	Australia and the United Kingdom by $5 million and $4 million, respectively, primarily due to business growth.

Partially offsetting these increases, income from continuing operations decreased in:

•	Japan by $13 million, net of income tax, due to a decrease of $30 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from an increase in the costs of guaranteed annuity benefits, partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities, the impact of a refinement in assumptions for the guaranteed annuity business, an increase of $10 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefits and an increase of $7 million, net of income tax, in fees from assumed reinsurance.

•	South Korea by $9 million, net of income tax, primarily due to higher claims and operating expenses, including an increase in DAC amortization related to market performance, partially offset by higher revenues from business growth and higher investment yields.

•	The home office by $6 million, net of income tax, due to higher economic capital charges and higher spending on growth and infrastructure initiatives.

Contributions from the other countries account for the remainder of the change in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $540 million, or 22%, to $3,046 million for the six months ended June 30, 2008 from $2,506 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $111 million, total revenues increased by $429 million, or 16%, from the comparable 2007 period.

Premiums, fees and other revenues increased by $436 million, or 22%, to $2,421 million for the six months ended June 30, 2008 from $1,985 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $83 million, premiums, fees and other revenues increased by $353 million, or 17%, from the comparable 2007 period.

Premiums, fees and other revenues increased in:

•	Chile by $135 million primarily due to higher annuity sales as well as higher institutional premiums from its traditional and bank distribution channels.

•	Hong Kong by $83 million primarily due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth.

•	Mexico by $41 million due to growth in its individual and institutional businesses, as well as the reinstatement of $8 million of premiums from prior periods partially offset by a decrease of $13 million in experience refunds in the prior year on Mexico’s institutional business.

•	South Korea by $36 million due to growth in its traditional business as well as in its guaranteed annuity and variable universal life businesses.

•	Australia by $29 million as a result of growth in the institutional business and an increase in retention levels.

•	India, the United Kingdom, Brazil, Belgium and Ireland by $17 million, $17 million, $8 million, $7 million and $2 million, respectively, due to business growth.

•	The Company’s Japan operation by $11 million due to an increase in fees from assumed reinsurance.

Partially offsetting these increases, premiums, fees and other revenues decreased in Argentina by $33 million primarily due to a decrease in premiums due to pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, partially offset by growth in its institutional and bancassurance business.

Net investment income increased by $104 million, or 20%, to $625 million for the six months ended June 30, 2008 from $521 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $28 million, net investment income increased by $76 million, or 14% from the comparable 2007 period.

Net investment income increased in:

•	Chile by $59 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets.

•	Mexico by $38 million due to an increase in invested assets, the impact of higher inflation rates on indexed securities as well as the lengthening of the duration of the portfolio, partially offset by a decrease in short-term yields.

•	Brazil by $8 million due to gains in the trading portfolio, as well as an increase in invested assets resulting from growth and a capital contribution in the first quarter of 2008.

•	Ireland by $3 million due to higher invested assets resulting from capital contributions in the prior year.

•	South Korea by $8 million due to increases in invested assets and higher investment yields.

•	Taiwan by $4 million due to increases in invested assets.

Partially offsetting these increases, net investment income decreased in:

•	Hong Kong by $28 million despite the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, because of the negative investment income for the period due to the losses on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	Japan by $14 million due to a decrease of $30 million, net of income tax, in the Company’s earnings from its investment in Japan due to an increase in the costs of guaranteed annuity benefits and the impact of a refinement in assumptions for the guaranteed annuity business, partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities and an increase of $16 million from hedging activities associated with Japan’s guaranteed annuity.

•	The home office of $7 million primarily due to an increase in the amount charged for economic capital.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses increased by $318 million, or 15%, to $2,485 million for the six months ended June 30, 2008 from $2,167 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $96 million, total expenses increased by $222 million, or 10%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $195 million, or 14%, to $1,586 million for the six months ended June 30, 2008 from $1,391 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $65 million, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $130 million, or 9%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile by $185 million primarily due to an increase in the annuity and institutional business mentioned above, as well as an increase in inflation indexed policyholder liabilities commensurate with the increase in net investment income from inflation-indexed assets.

•	Hong Kong by $33 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, which includes negative interest credited to unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities as discussed in the net investment income section above.

•	Australia by $16 million due to growth in the institutional business and an increase in retention levels.

•	South Korea by $13 million primarily due to higher claims from business growth.

•	Brazil by $10 million primarily due to an increase in interest credited to unit-linked policyholder liabilities reflecting the gains in the trading portfolio discussed above.

•	India by $6 million due to business growth.

•	Taiwan by $4 million primarily due to an increase in liabilities resulting from a refinement of methodologies related to the estimation of profit emergence on a certain block of business.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Mexico by $109 million, primarily due to a decrease in certain policyholder liabilities of $138 million caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, as well as lower claims experience partially offset by increases in reserves and other policyholder benefits of $9 million commensurate with the growth in premiums discussed above, and an increase in interest credited to policyholder account balances of $20 million commensurate with the growth in investment income discussed above.

•	Argentina by $30 million primarily due to a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants.

Contributions from the other countries account for the remainder of the change.

Other expenses increased by $123 million, or 16%, to $899 million for the six months ended June 30, 2008 from $776 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $31 million, total expenses increased by $92 million, or 11%, from the comparable 2007 period.

Other expenses increased in:

•	South Korea by $44 million due to business growth, as well as an increase in DAC amortization related to market performance.

•	Mexico by $26 million primarily due to higher expenses related to business growth and infrastructure costs, as well as a lower increase in litigation liabilities in the prior year.

•	India by $12 million primarily due to increased staffing and growth initiatives.

•	The United Kingdom by $12 million due to business growth, partially offset by foreign currency transaction gains.

•	Hong Kong by $12 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007.

•	Chile by $9 million primarily due to the business growth discussed above as well as higher compensation costs and higher spending on infrastructure and marketing programs.

•	Australia, Belgium and Brazil by $7 million, $7 million and $4 million, respectively, primarily due to higher commissions related to business growth.

•	The home office of $5 million primarily due to higher spending on growth and infrastructure initiatives.

Partially offsetting these increases in other expenses were decreases in:

•	Argentina by $33 million, primarily due to a reduction in the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan under the pension reform plan which was effective January 1, 2008. Under the pension reform plan, the Company retains the obligation for administering certain existing and future participants’ accounts for which they receive no revenue. Partially offsetting this decrease are higher commissions from growth in the institutional and bancassurance businesses discussed above.

•	Ireland by $11 million due to foreign currency transaction gains, partially offset by higher expenses related to growth initiatives.

•	Taiwan by $4 million due to a refinement in DAC capitalization.

Contributions from the other countries account for the remainder of the change.

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

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$743	$738	$1,487	$1,454
Net investment income	50	49	103	97
Other revenues	9	8	19	19
Net investment gains (losses)	(13)	—	(24)	12

Total revenues	789	795	1,585	1,582

Expenses
Policyholder benefits and claims	539	446	1,017	876
Policyholder dividends	2	—	3	1
Other expenses	203	204	407	406

Total expenses	744	650	1,427	1,283

Income before provision for income tax	45	145	158	299
Provision for income tax	2	36	24	77

Net income	$43	$109	$134	$222

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007 — Auto & Home

Net Income

Net income decreased by $66 million, or 61%, to $43 million for the three months ended June 30, 2008 from $109 million for the comparable 2007 period.

The decrease in net income was primarily attributable to an increase in policyholder benefits and claims, and policyholder dividends, of $62 million, net of income tax, comprised primarily of an increase of $71 million, net of income tax, in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states. A decrease in non-catastrophe policyholder benefits and claims improved net income by $9 million, net of income taxes. The decrease in non-catastrophe policyholder benefits resulted from $17 million, net of income tax, of lower losses due to severity and $3 million, net of income tax, of additional favorable development of prior year losses offset by an increase of $7 million, net of income tax, from higher claim frequencies, a $3 million, net of income tax, increase related to higher earned exposures, and a $1 million, net of income tax, increase in policyholder dividends.

Offsetting this decrease in net income was an increase in premiums of $3 million, net of income tax, comprised of an increase of $5 million, net of income tax, related to increased exposures and a decrease of $5 million, net of income tax, in catastrophe reinsurance costs. Offsetting these increases in premiums was a decrease of $7 million, net of income tax, related to a reduction in average earned premium per policy.

In addition, net investment income increased by $1 million, net of income tax, primarily due to an increase in net investment income related to a realignment of economic capital offset by a decrease in net investment income from a smaller asset base.

Also impacting net income was an increase of $1 million, net of income tax, in other revenues and a decrease of $1 million, net of income tax, in other expenses. In addition, net investment losses increased by $10 million, net of income tax. A greater proportion of tax advantaged investment income resulted in a decline in the segment’s effective tax rate.

Revenues

Total revenues, excluding net investment gains (losses), increased by $7 million, or 1%, to $802 million for the three months ended June 30, 2008 from $795 million for the comparable 2007 period.

Premiums increased by $5 million due to an increase of $7 million related to increased exposures and a decrease of $7 million in catastrophe reinsurance costs, offset by a decrease of $9 million related to a reduction in average earned premium per policy.

Net investment income increased by $1 million primarily due to a realignment of economic capital, offset by a decrease in net investment income from a smaller asset base and other revenues increased $1 million primarily due to an increase in prepayment fees.

Expenses

Total expenses increased by $94 million, or 14%, to $744 million for the three months ended June 30, 2008 from $650 million for the comparable 2007 period.

Policyholder benefits and claims, and policyholder dividends, increased by $95 million due primarily to an increase of $109 million in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states. Non-catastrophe policyholder benefits and claims decreased $14 million resulting from $26 million of lower losses due to severity and $4 million of additional favorable development of prior year losses offset by an increase of $10 million from higher claim frequencies, a $4 million increase related to higher earned exposures and a $2 million increase in policyholder dividends.

Other expenses decreased by $1 million with no single expense category contributing significantly to the fluctuation.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended June 30, 2008 as the combined ratio, excluding catastrophes, decreased to 81.9% from 84.3% for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007 — Auto & Home

Net Income

Net income decreased by $88 million, or 40%, to $134 million for the six months ended June 30, 2008 from $222 million for the comparable 2007 period.

The decrease in net income was primarily attributable to an increase in policyholder benefits and claims, and policyholder dividends, of $93 million, net of income tax, comprised primarily of an increase of $80 million, net of income tax, in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states. Also increasing policyholder benefits and claims was an increase of $22 million, net of income tax, from higher non-catastrophe claim frequencies, a $9 million, net of income tax, increase related to higher earned exposures, $4 million, net of income tax, of less favorable development of prior year non-catastrophe losses, $2 million, net of income tax, in unallocated claims adjusting expenses, primarily resulting from an increase in claims-related compensation costs negatively impacting net income and a $1 million, net of income tax, increase in policyholder dividends. Offsetting these increases was $25 million, net of income tax, from lower losses due to severity.

Offsetting this decrease in net income was an increase in premiums of $21 million, net of income tax, comprised of an increase of $17 million, net of income tax, related to increased exposures, a decrease of $10 million, net of income tax, in catastrophe reinsurance costs and an increase of $8 million, net of income tax, resulting from the change in estimate in the prior year on auto rate refunds due to a regulatory examination. Offsetting these increases in premiums was a decrease of $12 million, net of income tax, related to a reduction in average earned premium per policy and a decrease of $2 million, net of income tax, in premiums from various involuntary programs.

In addition, net investment income increased by $4 million, net of income tax, primarily due to an increase in net investment income related to a realignment of economic capital offset by a decrease in net investment income from a smaller asset base.

In addition, net investment gains (losses) decreased by $24 million, net of income tax.

Also, income taxes contributed $4 million to net income, over the expected amount, due to favorable resolution of a prior year audit. A greater proportion of tax advantaged investment income resulted in a decline in the segment’s effective tax rate.

Revenues

Total revenues, excluding net investment gains (losses), increased by $39 million, or 2%, to $1,609 million for the six months ended June 30, 2008 from $1,570 million for the comparable 2007 period.

Premiums increased by $33 million due to an increase of $25 million related to increased exposures, a decrease of $15 million in catastrophe reinsurance costs and an increase of $13 million resulting from the change in estimate in the prior year on auto rate refunds due to a regulatory examination. These increases were offset by a decrease of $17 million related to a reduction in average earned premium per policy and a decrease of $3 million in premiums from various involuntary programs.

Net investment income increased by $6 million primarily due to a realignment of economic capital, offset by a decrease in net investment income from a smaller asset base.

Expenses

Total expenses increased by $144 million, or 11%, to $1,427 million for the six months ended June 30, 2008 from $1,283 million for the comparable 2007 period.

Policyholder benefits and claims, and policyholder dividends, increased by $143 million due primarily to an increase of $123 million in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states. Also increasing policyholder benefits and claims was an increase of $33 million from higher non-catastrophe claim frequencies, a $14 million increase related to higher earned exposures, $7 million less of favorable development of prior year non-catastrophe losses and $3 million in unallocated loss adjustment expenses, primarily resulting from an increase in claims-related compensation costs and a $2 million increase in policyholder dividends. Offsetting these increases was $39 million from lower losses due to severity.

Other expenses increased by $1 million primarily as a result of higher compensation costs offset by minor fluctuations in other expense categories.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the six months ended June 30, 2008 as the combined ratio, excluding catastrophes, decreased to 84.9% from 85.6% for the six months ended June 30, 2007.

Reinsurance

The Company’s Reinsurance segment is comprised of the life reinsurance business of RGA, a publicly traded company. At June 30, 2008, the Company’s ownership in RGA was 52%. As described more fully in “— Acquisitions and Dispositions,” the Company and RGA have entered into an agreement to execute a tax-free split-off transaction to be effectuated through an exchange offer. As RGA represents the entirety of the Reinsurance segment, a successful exchange offer would eliminate this operating segment. RGA’s operations in North America are its largest and include operations of its Canadian and U.S. subsidiaries. In addition to these operations, RGA has subsidiary companies, branch offices or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom.

The following table presents consolidated financial information for the Reinsurance segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$1,359	$1,208	$2,657	$2,334
Net investment income	246	266	435	472
Other revenues	23	19	53	37
Net investment gains (losses)	(6)	(14)	(162)	(20)

Total revenues	1,622	1,479	2,983	2,823

Expenses
Policyholder benefits and claims	1,117	979	2,257	1,881
Interest credited to policyholder account balances	63	117	137	182
Other expenses	356	329	485	654

Total expenses	1,536	1,425	2,879	2,717

Income before provision for income tax	86	54	104	106
Provision for income tax	31	20	37	38

Net income	$55	$34	$67	$68

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007 — Reinsurance

Net Income

Net income increased by $21 million, or 62%, to $55 million for the three months ended June 30, 2008 from $34 million for the comparable 2007 period.

The increase in net income was attributable to a 13% increase in premiums, a 46% decrease in interest credited to policyholder account balances, a 21% increase in other revenues, a 57% decrease in net investment losses, offset by a 14% increase in policyholder benefits and claims, an 8% increase in other expenses, and an 8% decrease in net investment income. The increase in premiums, net of the increase in policyholder benefits and claims, was an $8 million addition to net income, which was primarily due to premium growth across RGA’s operations, while claims experience was primarily at expected levels. Policyholder benefits and claims as a percentage of premiums were 82% compared to 81% in the prior year. The decrease in net investment income, net of the greater decrease in interest credited to policyholder account balances, increased net income by $22 million and was primarily due to an after-tax non-cash decrease in interest credited from changes in risk free interest rates used in the present value calculations of embedded derivatives associated with EIAs and growth in the asset base and slightly higher yields, partially offset by a reduction in the equity option market value within certain funds withheld portfolios associated with the reinsurance of equity indexed annuity products.

The decrease in net investment losses increased net income by $5 million, primarily due to a decrease in the fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis. The increase in other revenues added $3 million to net income and was primarily related to an increase in investment product fees on asset-intensive business and financial reinsurance fees during 2008.

These increases in net income were partially offset by an $18 million increase in other expenses, net of income tax. The increase in other expenses was primarily related to an increase in minority interest expense and overhead-related expenses associated with RGA’s international expansion, partially offset by a decrease in interest expense.

Additionally, a component of the increase in net income was a $2 million, net of income tax, increase associated with foreign currency exchange rate movements.

Revenues

Total revenues, excluding net investment gains (losses), increased by $135 million, or 9%, to $1,628 million for the three months ended June 30, 2008 from $1,493 million for the comparable 2007 period.

The increase in revenues was primarily associated with growth in premiums of $151 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including Asia Pacific, which contributed $79 million; the U.S., which contributed $34 million; Europe and South Africa, which contributed $21 million; and Canada, which contributed $17 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income decreased by $20 million primarily due to a decrease in the net investment income of approximately $45 million related to a reduction in equity option market values relative to the comparable period within certain funds withheld portfolios associated with the reinsurance of equity indexed annuity products, which is generally offset by an adjustment to interest credited. This decrease is partially offset by the effect of an increase in average invested assets outstanding, primarily due to positive operating cash flows, additional deposits on asset intensive products, and higher yields in the current period.

Other revenues increased by $4 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $26 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $111 million, or 8%, to $1,536 million for the three months ended June 30, 2008 from $1,425 million for the comparable 2007 period.

This increase in total expenses was primarily attributable to an increase of $138 million in policyholder benefits and claims, primarily associated with growth in insurance in-force of $197 billion and a slight increase in policyholder benefits and claims as a percentage of premiums. Additionally, other expenses increased by $27 million due to a $26 million increase in minority interest expense, a $7 million increase in compensation and overhead-related expenses primarily associated with RGA’s international expansion and general growth in operations, and a $2 million increase in expenses associated with DAC, including reinsurance allowances paid, offset in part by an $8 million decrease in interest expense due primarily to a decrease in interest rates on variable rate debt.

Interest credited to policyholder account balances decreased by $54 million, primarily due to a reduction in interest credited to policyholder account balances associated with the aforementioned equity option market value decreases within certain funds withheld portfolios and a $9 million decrease in the current period related to changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs.

Additionally, a component of the increase in total expenses was a $23 million increase associated with foreign currency exchange rate movements.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007 — Reinsurance

Net Income

Net income decreased by $1 million, or 1%, to $67 million for the six months ended June 30, 2008 from $68 million for the comparable 2007 period.

The decrease in net income was attributable to a 20% increase in policyholder benefits and claims, an 8% decrease in net investment income, offset by a 43% increase in other revenues, a 14% increase in premium, a 25% decrease in interest credited to policyholder account balances and a 26% decrease in other expenses. The increase in premiums, net of the greater increase in policyholder benefits and claims, was a $34 million reduction to net income, which was primarily due to adverse claims experience in the U.S. and the United Kingdom, primarily in the first quarter of 2008, which more than offset the growth in premiums. Policyholder benefits and claims as a percentage of premiums were 85% compared to 81% in the prior year.

The decrease in net investment income, net of the greater decrease in interest credited to policyholder account balances, increased net income by $5 million and was primarily due to growth in asset base and slightly higher yields, offset in part by an after-tax non-cash increase in interest credited from changes in the risk free rates used in the present value calculations of embedded derivatives associated with EIAs.

The increase in other revenues added $10 million to net income and was primarily related to an increase in surrender charges on asset-intensive business and fees associated with financial reinsurance.

The decrease in other expenses contributed $110 million to net income, net of income tax, primarily related to a reduction of expenses associated with DAC, including reinsurance allowances paid resulting from the change in value of embedded derivatives included within net investment losses and interest credited to policyholder account balances, a decrease in minority interest and interest expense, partially offset by an increase in compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations.

These increases in net income were partially offset by a $92 million increase in net investment losses, net of income tax, primarily due to a decrease in the fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis, a result of the impact of widening spreads in the U.S. debt markets.

Additionally, a component of the increase in net income was a $4 million increase associated with foreign currency exchange rate movements.

Revenues

Total revenues, excluding net investment gains (losses), increased by $302 million, or 11%, to $3,145 million for the six months ended June 30, 2008 from $2,843 million for the comparable 2007 period.

The increase in revenues was primarily associated with growth in premiums of $323 million from new facultative and automatic treaties and renewal premiums on existing blocks of business in all RGA operating segments, including the U.S., which contributed $90 million; Asia Pacific, which contributed $133 million; Canada, which contributed $57 million; Europe and South Africa, which contributed $42 million; and Corporate, which contributed $2 million. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, as a result, can fluctuate from period to period.

Net investment income decreased by $37 million primarily due to a decrease of $102 million related to a reduction in equity option market values relative to the comparable period within certain funds withheld portfolios associated with the reinsurance of equity indexed annuity products, which is generally offset by an adjustment to interest credited to policyholder account balances. This decrease is substantially offset by an increase in the asset base, primarily due to positive operating cash flows, and slightly higher yields.

Other revenues increased by $16 million primarily due to an increase in surrender charges on asset-intensive business reinsured and an increase in fees associated with financial reinsurance.

Additionally, a component of the increase in total revenues, excluding net investment gains (losses), was a $79 million increase associated with foreign currency exchange rate movements.

Expenses

Total expenses increased by $162 million, or 6%, to $2,879 million for the six months ended June 30, 2008 from $2,717 million for the comparable 2007 period.

This increase in total expenses was primarily attributable to an increase of $376 million in policyholder benefits and claims, primarily associated with adverse claims experience in the U.S. and the United Kingdom primarily in the first quarter of 2008, our two largest mortality markets, and growth in insurance in-force of $197 billion.

Interest credited to policyholder account balances decreased by $45 million, primarily due to a reduction in interest credited to policyholder account balances associated with the aforementioned equity option market value decreases within certain funds withheld portfolios, offset in part by a $55 million increase in the current period related to changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs.

Other expenses decreased by $169 million due to a $156 million decrease in expenses associated with DAC, a $10 million decrease in interest expense due primarily to a decrease in interest rates on variable rate debt and a $7 million decrease in minority interest expense. Included in the $156 million decrease in expenses associated with DAC was a $159 million reduction of DAC amortization due to the change in the value of embedded derivatives associated with funds withheld arrangements, primarily a result of the impact of widening spreads in the U.S. debt markets and changes in risk free rates used in the valuation of embedded derivatives associated with EIAs. An offsetting increase of $5 million was primarily due to compensation and overhead-related expenses associated with RGA’s international expansion and general growth in operations.

Additionally, a component of the increase in total expenses was a $73 million increase associated with foreign currency exchange rate movements.

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

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$11	$8	$18	$16
Net investment income	258	357	528	727
Other revenues	6	49	16	55
Net investment gains (losses)	(45)	39	(65)	44

Total revenues	230	453	497	842

Expenses
Policyholder benefits and claims	14	11	24	22
Other expenses	401	313	754	646

Total expenses	415	324	778	668

Income (loss) from continuing operations before benefit for income tax	(185)	129	(281)	174
Provision (benefit) for income tax	(112)	(13)	(207)	(50)

Income from continuing operations	(73)	142	(74)	224
Income from discontinued operations, net of income tax	—	22	—	39

Net income	(73)	164	(74)	263
Preferred stock dividends	31	34	64	68

Net income (loss) available to common shareholders	$(104)	$130	$(138)	$195

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007 — Corporate & Other

Income from Continuing Operations

Income from continuing operations decreased by $215 million, to a loss of $73 million for the three months ended June 30, 2008 from $142 million for the comparable 2007 period. Included in this decrease was an increase in net investment losses of $55 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $160 million.

The decrease in income from continuing operations was primarily attributable to lower net investment income, higher interest expense, higher legal costs, lower other revenues, and higher corporate expenses of $65 million, $35 million, $28 million, $28 million, $4 million respectively, each of which were net of income tax. This decrease was partially offset by lower interest credited to bankholder deposits and lower interest on uncertain tax positions of $7 million and $2 million respectively, each of which were net of income tax. Tax benefits decreased by $9 million over the comparable 2007 period due to the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $139 million, or 34%, to $275 million for the three months ended June 30, 2008 from $414 million for the comparable 2007 period.

This decrease was primarily due to a decrease in net investment income of $99 million, mainly due to reduced yields on other limited partnerships including hedge funds and real estate and real estate joint ventures partially offset by higher securities lending results. This decrease in yields was partially offset by a higher asset base related to the investment of proceeds from issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements to support statutory reserves in May 2007 and December 2007 partially offset by repurchases of outstanding common stock, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. A fractional repositioning of the portfolio from short-term investments resulted in higher leveraged lease income. Other revenues decreased $43 million primarily related to the prior year resolution of an indemnification claim associated with the 2000 acquisition of GALIC. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $91 million, or 28%, to $415 million for the three months ended June 30, 2008 from $324 million for the comparable 2007 period.

Interest expense was higher by $54 million due to the issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements in May 2007 and December 2007, partially offset by the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. Legal costs were higher by $42 million primarily due to a decrease in the prior year of $31 million of legal liabilities resulting from the settlement of certain cases, higher amortization and valuation of an asbestos insurance recoverable of $10 million, and higher other legal cost of $1 million. Corporate expenses were higher by $7 million primarily due to higher corporate support expenses of $13 million, which included incentive compensation, rent, start-up costs, and information technology costs and partially offset by a reduction in deferred compensation expenses of $6 million. Interest credited on bankholder deposits decreased by $11 million at MetLife Bank due to lower interest rates, partially offset by higher bankholder deposits. Interest on uncertain tax positions was lower by $4 million as a result of a settlement payment to the IRS in December 2007 and a decrease in published IRS interest rates. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007 — Corporate & Other

Income from Continuing Operations

Income from continuing operations decreased by $298 million, to a loss of $74 million for the six months ended June 30, 2008 from $224 million for the comparable 2007 period. Included in this decrease was an increase in net investment losses of $71 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $227 million.

The decrease in income from continuing operations was primarily attributable to lower net investment income, higher interest expense, higher legal costs, and lower other revenues of $130 million, $86 million, $30 million and $26 million respectively, each of which were net of income tax. This decrease was partially offset by lower corporate expenses, lower interest credited to bankholder deposits, and lower interest on uncertain tax positions of $29 million, $11 million, and $5 million respectively, each of which were net of income tax. Tax benefits were flat over the comparable 2007 period.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $236 million, or 30%, to $562 million for the six months ended June 30, 2008 from $798 million for the comparable 2007 period.

This decrease was primarily due to a decrease in net investment income of $199 million, mainly due to reduced yields on other limited partnerships including hedge funds and real estate and real estate joint ventures partially offset by higher securities lending results. This decrease in yields was partially offset by a higher asset base related to the investment of proceeds from issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements to support statutory reserves in May 2007 and December 2007 partially offset by repurchases of outstanding common stock, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. A fractional repositioning of the portfolio from short-term investments resulted in higher leveraged lease income. Other revenues decreased $39 million primarily related to the prior year resolution of an indemnification claim associated with the 2000 acquisition of GALIC. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $110 million, or 16%, to $778 million for the six months ended June 30, 2008 from $668 million for the comparable 2007 period.

Interest expense was higher by $132 million due to the issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements in May 2007 and December 2007, partially offset by the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. Legal costs were higher by $45 million primarily due to a decrease in the prior year of $38 million of legal liabilities resulting from the settlement of certain cases, higher amortization and valuation of an asbestos insurance recoverable of $6 million, and higher other legal cost of $1 million. Corporate expenses were lower by $44 million primarily due to a reduction in deferred compensation expenses of $39 million and lower corporate support expenses of $5 million, which included incentive compensation, rent, start-up costs, and information technology costs. Interest credited on bankholder deposits decreased by $17 million at MetLife Bank due to lower interest rates, partially offset by higher bankholder deposits. Interest on uncertain tax positions was lower by $8 million as a result of a settlement payment to the IRS in December 2007 and a decrease in published IRS interest rates. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

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

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding securities lending) was $14.1 billion and $12.3 billion at June 30, 2008 and December 31, 2007, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

The Company’s ability to sell investment assets could be limited by accounting rules, including rules relating to the intent and ability to hold impaired securities until the market value of those securities recovers. Under stressful market and economic conditions, liquidity broadly deteriorates which could negatively impact the Company’s ability to sell investment assets. If the Company requires significant amounts of cash on a short notice in excess of normal cash requirements, the Company may have difficulty selling investment assets in a timely manner, be forced to sell them for less than the Company otherwise would have been able to realize, or both.

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and marketable fixed maturity and equity securities. Liquid assets exclude assets relating to securities lending activities. At June 30, 2008 and December 31, 2007, the Company had $184.9 billion and $188.4 billion in liquid assets, respectively.

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

At June 30, 2008 and December 31, 2007, the Company had outstanding $623 million and $667 million in short-term debt, respectively, and $9.7 billion and $9.6 billion in long-term debt, respectively. At June 30, 2008 and December 31, 2007, the Company had outstanding $5.8 billion and $5.7 billion in collateral financing arrangements, respectively, and $5.2 billion and $4.5 billion in junior subordinated debt, respectively. At both June 30, 2008 and December 31, 2007, the Company had outstanding $159 million in shares subject to mandatory redemption.

Debt Issuances.  In April 2008, MetLife Capital Trust X (“Trust X”), a variable interest entity (“VIE”) consolidated by the Company, issued exchangeable surplus trust securities (the “Trust Securities”) with a face amount of $750 million. The Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on April 8, 2038, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is April 8, 2068. The Holding Company may cause the redemption of the Trust Securities or debentures (i) in whole or in part, at any time on or after April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the Trust Securities or debentures is payable semi-annually at a fixed rate of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. In the event the Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 5.540%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the Trust Securities, the Holding Company entered into a replacement capital covenant (“RCC”). As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before April 8, 2058, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2038 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities.

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $4.0 billion as of June 30, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at June 30, 2008, $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs.

Information on these credit facilities as of June 30, 2008 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$3,000	$2,156	$—	$844
MetLife Bank, N.A	July 2008	200	—	—	200
Reinsurance Group of America, Incorporated	May 2010	30	—	30	—
Reinsurance Group of America, Incorporated	March 2011	48	—	—	48
Reinsurance Group of America, Incorporated	September 2012 (2)	750	427	—	323

Total		$4,028	$2,583	$30	$1,415

(1)	Proceeds are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015.

(2)	Under the credit agreement, RGA may borrow and obtain letters of credit for general corporate purposes for its own account or for the account of its subsidiaries.

Committed Facilities.  Information on committed facilities as of June 30, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	$500	$—	$490	$10	8
Exeter Reassurance Company Ltd.	December 2027 (2)	650	—	410	240	19
Timberlake Financial L.L.C.	June 2036	1,000	850	—	150	28
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	2,497	—	1,003	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	—	1,297	1,599	29

Total		$8,546	$3,347	$2,197	$3,002

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At June 30, 2008, the Company had outstanding $4.9 billion in letters of credit from various financial institutions, of which $2.2 billion and $2.6 billion were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units.  The Holding Company distributed and sold 82.8 million 6.375% common equity units for $2.1 billion in proceeds in a registered public offering on June 21, 2005. These common equity units are comprised of trust preferred securities issued by MetLife Capital Trust II and MetLife Capital Trust III, which hold junior subordinated debentures of the Holding Company, and stock purchase contracts issued by the Holding Company. See Note 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for a description of the common equity units.

On July 7, 2008, the Holding Company provided notice that MetLife Capital Trust II will be dissolved on August 6, 2008. Upon the dissolution, the junior subordinated debentures held by the trust will be distributed to holders of the trust preferred securities.

On July 11, 2008, the Holding Company entered into an agreement with respect to the initial remarketing of the junior subordinated debentures on behalf of the holders of common equity units, who will receive the junior subordinated debentures upon the dissolution of MetLife Capital Trust II. The initial remarketing is expected to close on August 15, 2008, and will yield approximately $1 billion in proceeds, which holders of common equity units will use to settle their payment obligations under the applicable stock purchase contract. The Holding Company has elected, as permitted by the terms of the junior subordinated debentures, to modify certain terms of the remarketed debentures effective upon the successful completion of the remarketing. A second remarketing transaction involving the trust preferred securities issued by MetLife Capital Trust III or the junior subordinated debentures issued by the Holding Company and held as assets of the trust, is expected to be completed on February 15, 2009, with approximately $1 billion of additional proceeds, which holders of common equity units will use to settle their payment obligations under the applicable stock purchase contract.

The initial and subsequent settlements of the stock purchase contracts are expected to close on August 15, 2008 and February 15, 2009, respectively, providing proceeds to the Holding Company of approximately $1 billion at the time of each settlement in exchange for shares of the Holding Company’s common stock. The Holding Company expects that between 39 million and 48 million shares of common stock will be delivered by the Holding Company to settle the stock purchase contracts.

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

Contractual Obligations.  The following table summarizes the Company’s major contractual obligations as of June 30, 2008:

				More Than	More Than
				One Year and	Three Years and
			Less Than	Less Than	Less Than	More Than
Contractual Obligations		Total	One Year	Three Years	Five Years	Five Years
	(In millions)

Future policy benefits	(1)	$306,871	$6,037	$9,041	$9,609	$282,184
Policyholder account balances	(2)	205,173	27,138	29,569	27,239	121,227
Other policyholder liabilities	(3)	9,529	8,813	26	32	658
Short-term debt	(4)	623	623	—	—	—
Long-term debt	(4)	16,652	962	1,707	2,471	11,512
Collateral financing arrangements	(4)	12,941	308	615	676	11,342
Junior subordinated debt securities	(4)	11,441	2,405	463	463	8,110
Shares subject to mandatory redemption	(4)	778	13	26	26	713
Payables for collateral under securities loaned and other transactions	(5)	45,979	45,979	—	—	—
Commitments to lend funds	(6)	9,741	7,108	1,638	468	527
Operating leases	(7)	2,141	262	452	318	1,109
Other	(8)	9,300	8,865	6	5	424

Total		$631,169	$108,513	$43,543	$41,307	$437,806

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts.

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

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $663 million have been excluded from amounts presented in the table above.

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

The sum of the estimated cash flows shown for all years in the table of $306.9 billion exceeds the liability amount of $134.1 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

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

Excess interest reserves representing purchase accounting adjustments of $781 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $205.2 billion exceeds the liability amount of $144.2 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See also comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances.

(3)	Other policyholder liabilities is comprised of other policyholder funds, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these liabilities are as follows:

(a) Other policyholder funds includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, LTC and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health; and premiums received in advance. Liabilities related to unearned revenue of $2.1 billion have been excluded from the cash payments presented in the table above because they reflect an accounting convention and not a contractual obligation. With the exception of policyholder dividends left on deposit, and those items excluded as noted in the preceding sentence, the contractual obligation presented in the table above related to other policyholder funds is equal to the liability reflected in the consolidated balance sheet. Such amounts are reported in the less than one year category due to the short-term nature of the liabilities. Contractual obligations on policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.

(b) Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the less than one year category at the amount of the liability presented in the consolidated balance sheet.

(c) The nature of the policyholder dividend obligation is described in Note 9 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, management has reflected the obligation at the amount of the liability presented in the consolidated balance sheet in the more than five years category. This was done to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

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

Short-term debt consists principally of 90-day commercial paper, with a remaining maturity of 28 days, and carries a variable rate of interest. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity of the commercial paper plus the related variable interest which is calculated using the prevailing rates at June 30, 2008 through the date of maturity without consideration of any further issuances of commercial paper upon maturity of the amounts outstanding at June 30, 2008.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at June 30, 2008 and, as such, does not consider the impact of future rate movements.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at June 30, 2008 and, as such, does not consider the impact of future rate movements.

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

Long-term debt also includes payments under capital lease obligations of $20 million, $6 million, $3 million and $23 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $677 million as of June 30, 2008.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See “— Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations of $14 million not included elsewhere in the table above. Other liabilities presented in the table above is principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $5.6 billion due primarily to the exclusion of items such as minority interests, legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $300 million expected to be made by the Company to the pension plan in 2008 and the discretionary contributions of $59 million, based on the current year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2008. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are deferred income tax liabilities, unrecognized tax benefits, and accrued interest of $1.0 billion, $1.1 billion, and $292 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

See also “— Off-Balance Sheet Arrangements.”

Separate account liabilities are excluded from the table above. Separate account liabilities represent the fair market value of the funds that are separately administered by the Company. Separate account liabilities are set equal to the fair value of separate account assets as prescribed by SOP 03-1. Generally, the separate account owner, rather than the Company, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to the claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of income. The separate account liabilities will be fully funded by cash flows from the separate account assets.

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position as of June 30, 2008.

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

Consolidated Cash Flows.  Net cash provided by operating activities increased by $1.4 billion to $5.5 billion for the six months ended June 30, 2008 as compared to $4.1 billion for the six months ended June 30, 2007 primarily due to higher premiums and fees.

Net cash provided by financing activities was $7.5 billion and $10.0 billion for the six months ended June 30, 2008 and 2007, respectively. Accordingly, net cash provided by financing activities decreased by $2.5 billion for the six months ended June 30, 2008 as compared to the same period in the prior year. Net cash provided by financing activities decreased primarily as a result of a $2.9 billion decrease in the amount of securities lending cash collateral received in connection with the Company’s securities lending program, a $2.1 billion decrease in the issuance of collateral financing arrangements, a $0.5 billion increase in shares acquired under the Company’s common stock repurchase program and a $0.1 billion decrease in the net issuance of long-term debt. These decreases were partially offset by an increase in net cash provided by policyholder account balances of $2.6 billion and the issuance of $0.8 billion of junior subordinated debt securities in the current period.

Net cash used in investing activities was $9.5 billion and $14.7 billion for the six months ended June 30, 2008 and 2007, respectively. Accordingly, net cash used in investing activities decreased by $5.2 billion for the six months ended June 30, 2008 as compared to the same period in the prior year. In the current year, cash available for the purchase of invested assets decreased by $2.5 billion as a result of the reduction in cash provided by financing activities discussed above. Partially offsetting this decrease in cash available for the purchase of invested assets was an increase of $1.4 billion in net cash provided by operating activities discussed above. The net decrease in the amount of cash available for investing activities resulted in a decrease in net purchases of fixed maturity and equity securities of $6.5 billion and $0.9 billion, respectively, as well as a decrease in the net purchases of real estate and real estate joint ventures of $0.3 billion. In addition, there was a decrease in cash invested in short-term investments of $0.8 billion. These decreases in net cash used in investing activities were partially offset by an increase in other invested assets of $1.5 billion, an increase in the net origination of mortgage and consumer loans of $0.7 billion, an increase in net purchases of other limited partnership interests of $0.4 billion and an increase in policy loans of $0.3 billion. In addition, the 2008 period includes an increase of $0.3 billion of cash used to purchase businesses.

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

	2008
	Permitted w/o
Company	Approval (1)
	(In millions)

Metropolitan Life Insurance Company	$1,299	(2)
MetLife Insurance Company of Connecticut	$1,026
Metropolitan Tower Life Insurance Company	$113	(3)
Metropolitan Property and Casualty Insurance Company	$—

(1)	Reflects dividend amounts that may be paid during 2008 without prior regulatory approval. However, if paid before a specified date during 2008, some or all of such dividends may require regulatory approval.

(2)	As part of the split-off transaction described under “— Acquisitions and Dispositions”, MLIC would be distributing shares of RGA stock to the Holding Company as an in-kind dividend. In such event, based on the market value of these shares at the time of the dividend, all or substantially all of the $1,299 million amount would be used to effectuate the split-off transaction and would not be available to the Holding Company.

(3)	On July 1, 2008, following regulatory approval, Metropolitan Tower Life Insurance Company distributed all of the common stock of one of its subsidiaries to the Holding Company as an in-kind dividend in an amount in excess of $113 million. As a result, the entire $113 million amount was used for this purpose.

During the six months ended June 30, 2008, dividends of $25 million were paid to the Holding Company.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. Liquid assets exclude assets relating to securities lending activities. At June 30, 2008 and December 31, 2007, the Holding Company had $1.4 billion and $2.3 billion in liquid assets, respectively.

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

At June 30, 2008 and December 31, 2007, the Holding Company had $315 million and $310 million in short-term debt outstanding, respectively. At both June 30, 2008 and December 31, 2007, the Holding Company had outstanding $7.0 billion, of unaffiliated long-term debt, $500 million of affiliated long-term debt and $3.4 billion of junior subordinated debt securities. At June 30, 2008 and December 31, 2007, the Holding Company had outstanding $2.5 billion and $2.4 billion, respectively, of collateral financing arrangements.

Debt Issuances.  As described more fully in “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances”, during April 2008, Trust X issued Trust Securities with a face amount of $750 million, and a fixed rate of interest of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. The beneficial interest of Trust X held by the Holding Company is not represented by an investment in Trust X but rather by a financing agreement between the Holding Company and Trust X. The assets of Trust X are $750 million of 8.595% surplus notes of MetLife Insurance Company of Connecticut (“MICC”), which are scheduled to mature April 8, 2038, and rights under the financing agreement. Under the financing agreement, the Holding Company has the obligation to make payments (i) semiannually at a fixed rate of 0.655% of the surplus notes outstanding and owned by Trust X or if greater (ii) equal to the difference between the Trust Securities interest payment and the interest received by Trust X on the surplus notes. The ability of MICC to make interest and principal payments on the surplus notes to the Holding Company is contingent upon regulatory approval. The Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on April 8, 2038, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment and the Holding Company is ultimately responsible for repayment of the junior subordinated debentures. The Holding Company’s other rights and obligations as they relate to the deferral of interest, redemption, replacement capital obligation and RCC associated with the issuance of the Trust Securities are more fully described in “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances.”

Preferred Stock.  During the six months ended June 30, 2008, the Holding Company issued no new preferred stock.

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

At June 30, 2008, $2.2 billion of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

Committed Facilities.  Information on committed facilities as of June 30, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	$500	$—	$490	$10	8
Exeter Reassurance Company Ltd.	December 2027(2)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	2,497	—	1,003	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037(2)	2,896	—	1,297	1,599	29

Total		$7,546	$2,497	$2,197	$2,852

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At June 30, 2008, the Holding Company had $2.2 billion in outstanding letters of credit, all of which are associated with the aforementioned credit facilities, from various financial institutions. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units.  The Holding Company distributed and sold 82.8 million 6.375% common equity units for $2.1 billion in proceeds in a registered public offering on June 21, 2005. These common equity units are comprised of trust preferred securities issued by MetLife Capital Trust II and MetLife Capital Trust III, which hold junior subordinated debentures of the Holding Company, and stock purchase contracts issued by the Holding Company. See Note 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for a description of the common equity units.

On July 7, 2008, the Holding Company provided notice that MetLife Capital Trust II will be dissolved on August 6, 2008. Upon the dissolution, the junior subordinated debentures held by the trust will be distributed to holders of the trust preferred securities.

On July 11, 2008, the Holding Company entered into an agreement with respect to the initial remarketing of the junior subordinated debentures on behalf of the holders of common equity units, who will receive the junior subordinated debentures upon the dissolution of MetLife Capital Trust II. The initial remarketing is expected to close on August 15, 2008, and will yield approximately $1 billion in proceeds, which holders of common equity units will use to settle their payment obligations under the applicable stock purchase contract. The Holding Company has elected, as permitted by the terms of the junior subordinated debentures, to modify certain terms of the remarketed debentures effective upon the successful completion of the remarketing. A second remarketing transaction involving the trust preferred securities issued by MetLife Capital Trust III or the junior subordinated debentures issued by the Holding Company and held as assets of the trust, is expected to be completed on February 15, 2009, with approximately $1 billion of additional proceeds, which holders of common equity units will use to settle their payment obligations under the applicable stock purchase contract.

The initial and subsequent settlements of the stock purchase contracts are expected to close on August 15, 2008 and February 15, 2009, respectively, providing proceeds to the Holding Company of approximately $1 billion at the time of each settlement in exchange for shares of the Holding Company’s common stock. The Holding Company expects that between 39 million and 48 million shares of common stock will be delivered by the Holding Company to settle the stock purchase contracts.

Liquidity Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.50% Non-Cumulative Preferred Stock, Series B is as follows for the six months ended June 30, 2008 and 2007:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	$7	$0.4062500	$24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$16		$48

May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	$10	$0.4062500	$24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	10	$0.4062500	24

				$20		$48

Affiliated Capital Transactions.  During the six months ended June 30, 2008, the Holding Company invested an aggregate of $788 million in various affiliates.

Share Repurchase.  At December 31, 2007, the Company had $511 million remaining under its cumulative stock repurchase program authorizations. The $511 million authorization was reduced by $450 million to $61 million upon settlement of the accelerated stock repurchase agreement executed during December 2007 but for which no settlement occurred until January 2008. Under the terms of the agreement, the Company paid the bank $450 million in cash in January 2008 in exchange for 6.6 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. Also in January 2008, the bank delivered 1.1 million additional shares of the Company’s common stock to the Company resulting in a total of 7.7 million shares being repurchased under the agreement. Upon settlement with the bank in January 2008, the Company increased additional paid-in capital and treasury stock. In January 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the September 2007 program. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and in privately negotiated transactions.

In February 2008, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11.2 million shares of the Company’s outstanding common stock that the bank borrowed from third parties. In May 2008, the bank delivered an additional 0.9 million shares of the Company’s common stock to the Company resulting in a total of 12.1 million shares being repurchased under the agreement. Upon settlement with the bank in May 2008, the Company increased additional paid-in capital and treasury stock.

The Company also repurchased 1.5 million shares through open market purchases for $89 million during the six months ended June 30, 2008.

The Company repurchased 21.3 million shares of its common stock for $1.3 billion during the six months ended June 30, 2008. During the six months ended June 30, 2008, 1.8 million shares of common stock were issued from treasury stock for $93 million.

In April 2008, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which will begin after the completion of the January 2008 program. The amount remaining under these repurchase programs was $1,261 million at June 30, 2008.

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

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $4.8 billion and $4.3 billion at June 30, 2008 and December 31, 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.8 billion and $4.0 billion at June 30, 2008 and December 31, 2007, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.1 billion and $1.2 billion at June 30, 2008 and December 31, 2007, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

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

Share-Based Arrangements

In connection with the issuance of common equity units, the Holding Company issued forward stock purchase contracts under which the Holding Company will issue, in 2008 and 2009, between 39 and 48 million shares of its common stock, depending upon whether the share price is greater than $43.35 and less than $53.10. See

“— Liquidity and Capital Resources — The Company — Liquidity Sources — Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units” for further information.

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

During the six months ended June 30, 2008, the Company recorded $7 million of additional liabilities for guarantees related to certain investment transactions. The term for these liabilities varies, with a maximum of 18 years. The maximum potential amount of future payments the Company could be required to pay under these guarantees is $225 million. The Company’s recorded liabilities were $13 million and $6 million at June 30, 2008 and December 31, 2007, respectively, for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits becomes worthless, was $1.9 billion at June 30, 2008. The credit default swaps expire at various times during the next eight years.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $19 million and $40 million at June 30, 2008 and December 31, 2007, respectively.

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

Other

In June 2008, the FASB ratified as final the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the impact of EITF 07-5 on its consolidated financial statements.

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

Composition of Investment Portfolio Results

The following table illustrates the net investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the components of the Company’s investment portfolio:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)

Fixed Maturity Securities
Yield (1)	6.48%	6.23%	6.47%	6.19%
Investment income (2)	$3,331	$3,163	$6,609	$6,228
Investment gains (losses)	$(300)	$(236)	$(504)	$(328)
Ending carrying value (2)	$242,074	$251,963	$242,074	$251,963
Mortgage and Consumer Loans
Yield (1)	6.11%	6.46%	6.14%	6.41%
Investment income (3)	$688	$654	$1,377	$1,286
Investment gains (losses)	$(35)	$13	$(62)	$13
Ending carrying value	$48,999	$43,755	$48,999	$43,755
Real Estate and Real Estate Joint Ventures (4)
Yield (1)	6.77%	11.54%	5.94%	11.57%
Investment income	$121	$164	$208	$315
Investment gains (losses)	$4	$37	$2	$44
Ending carrying value	$7,328	$5,933	$7,328	$5,933
Policy Loans
Yield (1)	6.24%	6.20%	6.23%	6.18%
Investment income	$167	$158	$332	$315
Ending carrying value	$10,764	$10,251	$10,764	$10,251
Equity Securities and Other Limited Partnership Interests
Yield (1)	5.29%	20.85%	6.15%	18.17%
Investment income	$154	$512	$354	$857
Investment gains (losses)	$(15)	$28	$(28)	$92
Ending carrying value	$12,127	$11,157	$12,127	$11,157
Cash and Short-Term Investments
Yield (1)	2.61%	4.67%	2.83%	5.40%
Investment income	$87	$99	$183	$222
Investment gains (losses)	$—	$—	$1	$—
Ending carrying value	$15,795	$9,267	$15,795	$9,267
Other Invested Assets (5)
Yield (1)	3.69%	11.13%	3.54%	10.05%
Investment income	$119	$257	$225	$469
Investment gains (losses)	$8	$(151)	$(640)	$(225)
Ending carrying value	$13,335	$10,302	$13,335	$10,302
Total Investments
Gross investment income yield (1)	6.09%	6.98%	6.11%	6.83%
Investment fees and expenses yield	(0.16)%	(0.15)%	(0.16)%	(0.15)%

Net Investment Income Yield	5.93%	6.83%	5.95%	6.68%

Gross investment income	$4,667	$5,007	$9,288	$9,692
Investment fees and expenses	(119)	(105)	(241)	(208)

Net Investment Income	$4,548	$4,902	$9,047	$9,484

Ending carrying value	$350,422	$342,628	$350,422	$342,628

Gross investment gains	$286	$315	$691	$623
Gross investment losses	(346)	(494)	(878)	(783)
Writedowns	(262)	(22)	(448)	(25)

Subtotal	$(322)	$(201)	$(635)	$(185)
Derivative and other instruments not qualifying for hedge accounting	(16)	(108)	(596)	(219)

Investment Gains (Losses)	$(338)	$(309)	$(1,231)	$(404)
Minority interest — investment gains (losses)	(2)	4	23	8
Investment gains (losses) tax benefit (provision)	107	112	415	145

Investment Gains (Losses), Net of Income Tax	$(233)	$(193)	$(793)	$(251)

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $883 million and $919 million in ending carrying value related to trading securities at June 30, 2008 and 2007, respectively. Fixed maturity securities include $9 million and ($42) million of investment income related to trading securities for the three months and six months ended June 30, 2008, respectively. Fixed maturity securities include $16 million and $31 million of investment income related to trading securities for the three months and six months ended June 30, 2007, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in net investment income from real estate and real estate joint ventures is $2 million and $1 million related to discontinued operations for the three months and six months ended June 30, 2008, respectively, and $2 million and $6 million related to discontinued operations for the three months and six months ended June 30, 2007, respectively. Included in net investment gains (losses) from real estate and real estate joint ventures is $0 of gains related to discontinued operations for both the three months and six months ended June 30, 2008, and $0 and $5 million of gains related to discontinued operations for the three months and six months ended June 30, 2007, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133, of ($38) million and ($45) million for the three months and six months ended June 30, 2008, respectively, and $65 million and $123 million for the three months and six months ended June 30, 2007, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $14 million and $28 million for the three months and six months ended June 30, 2008, respectively, and $5 million and $9 million for the three months and six months ended June 30, 2007, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly traded and privately placed fixed maturity securities, and represented 69% and 70% of total cash and invested assets at June 30, 2008 and December 31, 2007, respectively. Based on estimated fair value, public fixed maturity securities represented $204.1 billion, or 85%, and $205.4 billion, or 85%, of total fixed maturity securities at June 30, 2008 and December 31, 2007, respectively. Based on estimated fair value, private fixed maturity securities represented $37.1 billion, or 15%, and $36.8 billion, or 15%, of total fixed maturity securities at June 30, 2008 and December 31, 2007, respectively.

The Company determines the estimated fair value of its publicly traded fixed maturity, equity, and trading securities as well as its short-term investments generally through the use of independent pricing services. Independent pricing services that value these instruments use quoted market prices in active markets or market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to, interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration, and management’s assumptions regarding liquidity and estimated future cash flows. When a price is not available from an independent pricing service, the Company will value the security primarily using independent broker quotations.

For privately placed fixed maturity securities, the Company determines the estimated fair value through independent pricing services or discounted cash flow techniques. The discounted cash flow valuations rely upon the estimated future cash flows of the security, credit spreads of comparable public securities, secondary transactions, and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with privately placed debt securities.

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

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		June 30, 2008			December 31, 2007
		Cost or			Cost or
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Rating	Designation (1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$180,482	$178,248	73.9%	$172,711	$175,651	72.5%
2	Baa	47,867	47,181	19.6	48,265	48,914	20.2
3	Ba	9,896	9,636	4.0	10,676	10,738	4.4
4	B	5,804	5,474	2.3	6,632	6,481	2.7
5	Caa and lower	692	621	0.2	476	445	0.2
6	In or near default	25	31	—	1	13	—

	Total fixed maturity securities	$244,766	$241,191	100.0%	$238,761	$242,242	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $15.8 billion and $17.7 billion at June 30, 2008 and December 31, 2007, respectively. These securities had net unrealized losses of $655 million and $108 million at June 30, 2008 and December 31, 2007, respectively. Non-income producing fixed maturity securities were $31 million and $13 million at June 30, 2008 and December 31, 2007, respectively. Net unrealized gains associated with non-income producing fixed maturity securities were $6 million and $12 million at June 30, 2008 and December 31, 2007, respectively.

The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the respective total holdings at:

	June 30, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$79,131	$1,126	$4,002	$76,255	31.6%
Residential mortgage-backed securities	55,551	487	1,530	54,508	22.6
Foreign corporate securities	37,516	1,444	1,343	37,617	15.6
U.S. Treasury/agency securities	19,108	1,178	106	20,180	8.4
Commercial mortgage-backed securities	19,234	73	889	18,418	7.6
Foreign government securities	14,075	1,693	392	15,376	6.4
Asset-backed securities	14,185	54	1,167	13,072	5.4
State and political subdivision securities	5,653	100	272	5,481	2.3
Other fixed maturity securities	313	5	34	284	0.1

Total fixed maturity securities	$244,766	$6,160	$9,735	$241,191	100.0%

Common stock	$2,576	$369	$194	$2,751	50.8%
Non-redeemable preferred stock	3,226	30	587	2,669	49.2

Total equity securities (1)	$5,802	$399	$781	$5,420	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$77,875	$1,725	$2,174	$77,426	32.0%
Residential mortgage-backed securities	56,267	611	389	56,489	23.3
Foreign corporate securities	37,359	1,740	794	38,305	15.8
U.S. Treasury/agency securities	19,771	1,487	13	21,245	8.8
Commercial mortgage-backed securities	17,676	251	199	17,728	7.3
Foreign government securities	13,535	1,924	188	15,271	6.3
Asset-backed securities	11,549	41	549	11,041	4.6
State and political subdivision securities	4,394	140	115	4,419	1.8
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities	$238,761	$7,932	$4,451	$242,242	100.0%

Common stock	$2,488	$568	$108	$2,948	48.7%
Non-redeemable preferred stock	3,403	61	362	3,102	51.3

Total equity securities (1)	$5,891	$629	$470	$6,050	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $676 million and $599 million at June 30, 2008 and December 31, 2007, respectively.

The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio. The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. Additionally, at June 30, 2008 and December 31, 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $1.8 billion and $2.2 billion, respectively, and unrealized losses of $560 million and $219 million, respectively. These securities are classified within asset-backed securities in the immediately preceding tables. At June 30, 2008, 33% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 11%, 38% and 7% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

Overall, at June 30, 2008, $6.5 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.8 billion, $2.4 billion, $1.1 billion and $0.2 billion, are included within state and political subdivision securities, U.S. corporate securities, asset-backed securities and mortgage-backed securities, respectively, and 12%, 29% and 40% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

The fair value of fixed maturity securities and equity securities measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2008
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$6,050	2%	$2,048	38%
Significant other observable inputs (Level 2)	211,813	88	1,303	24
Significant unobservable inputs (Level 3)	23,328	10	2,069	38

Total fair value	$241,191	100%	$5,420	100%

	June 30, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed maturity securities:
U.S. corporate securities	$—	$67,975	$8,280	$76,255
Residential mortgage-backed securities	319	52,916	1,273	54,508
Foreign corporate securities	2	29,462	8,153	37,617
U.S. Treasury/agency securities	5,175	14,923	82	20,180
Commercial mortgage-backed securities	—	17,922	496	18,418
Foreign government securities	532	14,189	655	15,376
Asset-backed securities	—	9,110	3,962	13,072
State and political subdivision securities	7	5,316	158	5,481
Other fixed maturity securities	15	—	269	284

Total fixed maturity securities	$6,050	$211,813	$23,328	$241,191

Equity securities:
Common stock	$1,915	$648	$188	$2,751
Non-redeemable preferred stock	133	655	1,881	2,669

Total equity securities	$2,048	$1,303	$2,069	$5,420

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions)

Balance, December 31, 2007			$24,854	$2,385
Impact of SFAS 157 and SFAS 159 adoption			(8)	—

Balance, beginning of period	$23,811	$2,166	24,846	2,385
Total realized/unrealized gains (losses) included in:
Earnings	(35)	(4)	(88)	(40)
Other comprehensive income (loss)	(400)	(25)	(1,088)	(200)
Purchases, sales, issuances and settlements	88	(21)	(666)	(18)
Transfer in and/or out of Level 3	(136)	(47)	324	(58)

Balance, end of period	$23,328	$2,069	$23,328	$2,069

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

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Impairments of fixed maturity and equity securities were $196 million and $336 million for the three months and six months ended June 30, 2008, respectively, and $21 million and $24 million for the three months and six months ended June 30, 2007, respectively. The Company’s three largest impairments totaled $69 million and $96 million for the three months and six months ended June 30, 2008, respectively, and $12 million for both the three months and six months ended June 30, 2007. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. The Company’s credit-related impairments of fixed maturity and trust preferred securities, included in non-redeemable preferred stock were $139 million and $218 million for the three months and six months ended June 30, 2008, respectively, and $21 million and $24 million for the three months and six months ended June 30, 2007, respectively. The Company sold or disposed of fixed maturity and equity securities at a loss that had a fair value of $7.8 billion and $13.4 billion during the three months and six months ended June 30, 2008, respectively, and $14.1 billion and $26.2 billion during the three months and six months ended June 30, 2007, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $316 million and $635 million for the three months and six months ended June 30, 2008, respectively, and $321 million and $570 million for the three months and six months ended June 30, 2007, respectively.

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$86,859	$10,144	$2,748	$2,666	8,067	1,498
Six months or greater but less than nine months	11,896	799	807	296	1,260	159
Nine months or greater but less than twelve months	11,286	141	820	66	1,188	28
Twelve months or greater	36,106	86	3,087	26	2,921	34

Total	$146,147	$11,170	$7,462	$3,054

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Less than six months	$49,463	$1,943	$1,670	$555	6,339	644
Six months or greater but less than nine months	17,353	23	844	7	1,461	31
Nine months or greater but less than twelve months	9,410	7	568	2	791	1
Twelve months or greater	31,731	50	1,262	13	3,192	32

Total	$107,957	$2,023	$4,344	$577

At June 30, 2008 and December 31, 2007, $7.3 billion and $4.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 5% and 4%, respectively, of the cost or amortized cost of such securities. At June 30, 2008 and December 31, 2007, $182 million and $322 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 9% and 10%, respectively, of the cost of such securities.

At June 30, 2008, $2.5 billion and $599 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 27% and 28% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $2.5 billion and $599 million, $2.1 billion and $589 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $429 million and $148 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 28% and 31% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $429 million and $148 million, $407 million and $148 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 115 fixed maturity securities and 16 equity securities, each with a gross unrealized loss at June 30, 2008 of greater than $10 million. These 115 fixed maturity securities represented 19%, or $1.8 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 16 equity securities represented 33%, or $260 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 23 fixed maturity securities and 7 equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These 23 fixed maturity securities represented 8%, or $358 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These 7 equity securities represented 21%, or $101 million in the aggregate, of the gross unrealized loss on equity securities.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $599 million at June 30, 2008 and $148 million at December 31, 2007, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to be hold the security, including holding the security until the earlier of a recovery in value, or until maturity. Whereas for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

At June 30, 2008 and December 31, 2007, the Company had $10.5 billion and $4.9 billion, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized loss, as follows:

	June 30,	December 31,
	2008	2007

Sector:
U.S. corporate securities	38%	44%
Foreign corporate securities	13	16
Asset-backed securities	11	11
Residential mortgage-backed securities	15	8
Foreign government securities	4	4
Commercial mortgage-backed securities	8	4
Other	11	13

Total	100%	100%

Industry:
Finance	30%	34%
Industrial	2	18
Mortgage-backed	23	12
Asset-backed	11	11
Utility	7	8
Government	5	4
Consumer	8	3
Communication	5	2
Other	9	8

Total	100%	100%

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

Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being attributable to a rise in market yields caused principally by a current widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	June 30, 2008		December 31, 2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Industrial	$37,858	33.3%	$40,399	34.9%
Foreign (1)	37,617	33.0	38,305	33.1
Finance	20,637	18.1	22,013	19.0
Utility	14,277	12.5	13,780	11.9
Other	3,483	3.1	1,234	1.1

Total	$113,872	100.0%	$115,731	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other fixed maturity foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At June 30, 2008 and December 31, 2007, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $9.5 billion and $7.8 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at June 30, 2008 and December 31, 2007 was $1.7 billion and $1.2 billion, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	June 30, 2008		December 31, 2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$33,914	39.5%	$37,372	43.8%
Pass-through securities	20,594	23.9	19,117	22.4

Total residential mortgage-backed securities	54,508	63.4	56,489	66.2
Commercial mortgage-backed securities	18,418	21.4	17,728	20.8
Asset-backed securities	13,072	15.2	11,041	13.0

Total	$85,998	100.0%	$85,258	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At June 30, 2008 and December 31, 2007, $54.1 billion and $56.2 billion, respectively, or 99% for both, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At June 30, 2008 and December 31, 2007, the Company’s Alt-A residential mortgage-backed securities exposure was $4.8 billion and $6.4 billion, respectively, with an unrealized loss of $738 million and $143 million, respectively.

At June 30, 2008 and December 31, 2007, $16.4 billion and $15.5 billion, respectively, or 89% and 87%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. At June 30, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables and automobile receivables of 47% and 12% of the total holdings, respectively. At June 30, 2008 and December 31, 2007, $8.6 billion and $6.0 billion, respectively, or 66% and 54%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities included in the structured securities table above include exposure to residential mortgage-backed securities backed by sub-prime mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The Company’s exposure exists through investment in asset-backed securities which are supported by sub-prime mortgage loans. The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 vintage year. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from June 30, 2007 to June 30, 2008. Based upon the analysis of the Company’s exposure to sub-prime mortgage loans through its investment in asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following table shows the Company’s exposure to asset-backed securities supported by sub-prime mortgage loans by credit quality and by vintage year:

	June 30, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value

2003 & Prior	$117	$101	$196	$164	$23	$19	$17	$13	$4	$3	$357	$300
2004	223	121	423	314	21	17	38	28	13	11	718	491
2005	471	394	336	263	8	7	6	6	15	12	836	682
2006	186	157	98	61	5	4	4	4	15	6	308	232
2007	119	95	37	18	11	9	—	—	8	7	175	129
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total	$1,116	$868	$1,090	$820	$68	$56	$65	$51	$55	$39	$2,394	$1,834

	December 31, 2007
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value

2003 & Prior	$234	$223	$132	$125	$19	$17	$14	$13	$4	$2	$403	$380
2004	212	195	446	414	27	24	—	—	1	—	686	633
2005	551	502	278	252	22	18	5	4	—	—	856	776
2006	258	235	69	47	—	—	—	—	—	—	327	282
2007	152	142	17	9	—	—	—	—	—	—	169	151

Total	$1,407	$1,297	$942	$847	$68	$59	$19	$17	$5	$2	$2,441	$2,222

At June 30, 2008 and December 31, 2007, the Company had $1.8 billion and $2.2 billion, respectively, of asset-backed securities supported by sub-prime mortgage loans as outlined in the tables above. At June 30, 2008, approximately 92% of the portfolio is rated Aa or better of which 80% was in vintage year 2005 and prior. At December 31, 2007, approximately 96% of the portfolio was rated Aa or better of which 80% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. At June 30, 2008, all of the $1.8 billion of asset-backed securities supported by sub-prime mortgage loans were classified as Level 3 securities.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $34 million with a fair value of $22 million at June 30, 2008 and an aggregate cost of $64 million with a fair value of $48 million at December 31, 2007, which are not included in the tables above.

Assets on Deposit and Held in Trust and Assets Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with a fair market value of $2.4 billion and $1.8 billion at June 30, 2008 and December 31, 2007, respectively, consisting primarily of fixed maturity and equity securities. Company securities held in trust to satisfy collateral requirements had a cost or amortized cost of $9.2 billion and $7.1 billion at June 30, 2008 and December 31, 2007, respectively, consisting primarily of fixed maturity and equity securities.

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

At June 30, 2008 and December 31, 2007, trading securities were $883 million and $779 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $47 million and $107 million, respectively. The Company had pledged $300 million and $407 million of its assets, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at June 30, 2008 and December 31, 2007, respectively.

The fair value of trading securities measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2008
	Trading		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$268	30%	$47	100%
Significant other observable inputs (Level 2)	303	34	—	—
Significant unobservable inputs (Level 3)	312	36	—	—

Total fair value	$883	100%	$47	100%

A rollforward of the fair value measurements for trading securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2008 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008
	(In millions)

Balance, December 31, 2007		$183
Impact of SFAS 157 and SFAS 159 adoption		8

Balance, beginning of period	$179	191
Total realized/unrealized gains (losses) included in:
Earnings	3	(2)
Other comprehensive income (loss)	1	1
Purchases, sales, issuances and settlements	129	131
Transfer in and/or out of Level 3	—	(9)

Balance, end of period	$312	$312

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $9 million and ($42) million for the three months and six months ended June 30, 2008, respectively, and $16 million and $31 million for the three months and six months ended June 30, 2007, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in fair value of ($4) million and ($47) million for the three months and six months ended June 30, 2008, respectively, and $4 million and $15 million for the three months and six months ended June 30, 2007, respectively.

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 14.0% and 13.6% of the Company’s total cash and invested assets at June 30, 2008 and December 31, 2007, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	June 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$36,113	73.7%	$35,501	75.5%
Agricultural mortgage loans	11,620	23.7	10,484	22.3
Consumer loans	1,266	2.6	1,045	2.2

Total	$48,999	100.0%	$47,030	100.0%

At June 30, 2008 and December 31, 2007, $179 million and $5 million, or less than 1%, of the Company’s mortgage and consumer loans were held-for-sale, an increase of $174 million, which included a $71 million increase in residential mortgages held-for-sale to $76 million from $5 million. Mortgage and consumer loans held-for-sale are carried at the lower of amortized cost or fair value. At June 30, 2008, the Company held $159 million in mortgage loans which are carried at fair value based on the value of the underlying collateral or broker quotes, if lower, of which $55 million relate to impaired mortgage loans and $104 million to mortgage loans held-for-sale. These impaired mortgage loans were recorded at fair value and represent a nonrecurring fair value measurement. The fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $13 million and $42 million for the three months and six months ended June 30, 2008, respectively.

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans at:

	June 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$8,834	24.5%	$8,620	24.3%
South Atlantic	8,163	22.6	8,021	22.6
Middle Atlantic	5,353	14.8	5,110	14.4
International	3,903	10.8	3,642	10.3
East North Central	2,663	7.4	2,957	8.3
West South Central	2,890	8.0	2,925	8.2
New England	1,549	4.3	1,499	4.2
Mountain	1,160	3.2	1,086	3.1
West North Central	849	2.3	1,046	2.9
East South Central	492	1.4	503	1.4
Other	257	0.7	92	0.3

Total	$36,113	100.0%	$35,501	100.0%

Property Type
Office	$15,302	42.4%	$15,471	43.6%
Retail	8,438	23.3	7,557	21.3
Apartments	4,111	11.4	4,437	12.5
Hotel	3,198	8.9	3,282	9.2
Industrial	3,140	8.7	2,880	8.1
Other	1,924	5.3	1,874	5.3

Total	$36,113	100.0%	$35,501	100.0%

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

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	June 30, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$36,280	100.0%	$172	0.5%	$35,665	100.0%	$168	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	1	—	—	—%	3	—	—	—%
Delinquent or under foreclosure	4	—	—	—%	1	—	—	—%

Total	$36,285	100.0%	$172	0.5%	$35,669	100.0%	$168	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans held-for-investment for the:

Six Months Ended
June 30, 2008
(In millions)

Balance, beginning of period	$168
Additions	57
Deductions	(53)

Balance, end of period	$172

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans by both geographic region and product type.

Of the $11.7 billion of agricultural mortgage loans outstanding at June 30, 2008, 55%, were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans distributed by loan classification at:

	June 30, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$11,570	99.3%	$15	0.1%	$10,440	99.4%	$12	0.1%
Restructured	2	—	—	—%	2	—	—	—%
Potentially delinquent	44	0.4	4	9.1%	47	0.4	4	8.5%
Delinquent or under foreclosure	38	0.3	15	39.5%	19	0.2	8	42.1%

Total	$11,654	100.0%	$34	0.3%	$10,508	100.0%	$24	0.2%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans for the:

Six Months Ended
June 30, 2008
(In millions)

Balance, beginning of period	$24
Additions	15
Deductions	(5)

Balance, end of period	$34

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans.

The following table presents the amortized cost and valuation allowances for consumer loans distributed by loan classification at:

	June 30, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$1,232	96.7%	$7	0.6%	$1,006	95.7%	$5	0.5%
Restructured		—	—	—%	—	—	—	—%
Potentially delinquent	15	1.2	—	—%	19	1.8	—	—%
Delinquent or under foreclosure	27	2.1	1	3.7%	26	2.5	1	4.0%

Total	$1,274	100.0%	$8	0.6%	$1,051	100.0%	$6	0.6%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans for the:

Six Months Ended
June 30, 2008
(In millions)

Balance, beginning of period	$6
Additions	2
Deductions	—

Balance, end of period	$8

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. At June 30, 2008 and December 31, 2007, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $7.3 billion and $6.8 billion, respectively, or 2.1% and 2.0%, respectively, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate holdings at:

	June 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Real estate	$3,983	54.4%	$3,961	58.5%
Real estate joint ventures	3,308	45.1	2,771	41.0
Foreclosed real estate	3	—	3	—

	7,294	99.5	6,735	99.5
Real estate held-for-sale	34	0.5	34	0.5

Total real estate holdings	$7,328	100.0%	$6,769	100.0%

The Company’s carrying value of real estate held-for-sale of $34 million at both June 30, 2008 and December 31, 2007 have been reduced by impairments of $1 million at both June 30, 2008 and December 31, 2007.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Certain of the Company’s investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.7 billion and $6.2 billion at June 30, 2008 and December 31, 2007, respectively. Included within other limited partnership interests at June 30, 2008 and December 31, 2007 are $1.7 billion and $1.6 billion, respectively, of hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. For equity method limited partnership interests, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. The Company’s investments in other limited partnership interests represented 1.9% and 1.8% of cash and invested assets at June 30, 2008 and December 31, 2007, respectively.

Management anticipates that investment income and the related yields on other limited partnership interests will decline further during 2008 due to increased volatility in the equity and credit markets.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

At June 30, 2008, the Company held $4 million in cost basis other limited partnership interests which were impaired based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at fair value and represent a nonrecurring fair value measurement. The fair value is categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $12 million and $16 million for the three and six months ended June 30, 2008, respectively.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets at:

	June 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In billions)

Funds withheld at interest (1)	$4.6	34.6%	$4.5	35.7%
Derivatives	4.4	33.1	4.0	31.7
Leveraged leases, net of non-recourse debt (2)	2.3	17.3	2.2	17.5
Other	2.0	15.0	1.9	15.1

Total (3)	$13.3	100.0%	$12.6	100.0%

(1)	Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets supporting the reinsured policies equal to the net statutory reserves are withheld and continue to be legally owned by the ceding company. Interest accrues on these funds withheld at rates defined by the treaty terms and may be contractually specified or directly related to the investment portfolio.

(2)	The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed.

(3)	Total other invested assets represents 3.8% and 3.7% of cash and invested assets at June 30, 2008 and December 31, 2007, respectively.

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

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	June 30, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$36,542	$899	$591	$62,519	$785	$768
Interest rate floors	48,517	565	—	48,937	621	—
Interest rate caps	25,651	90	—	45,498	50	—
Financial futures	6,180	33	4	10,817	89	57
Foreign currency swaps	20,756	1,733	2,026	21,399	1,480	1,724
Foreign currency forwards	5,570	43	100	4,185	76	16
Options	2,409	938	—	2,043	713	1
Financial forwards	2,480	68	12	4,600	122	2
Credit default swaps	4,260	58	33	6,850	58	35
Synthetic GICs	3,934	—	—	3,670	—	—
Other	250	—	5	250	43	—

Total	$156,549	$4,427	$2,771	$210,768	$4,037	$2,603

The above table does not include notional amounts for equity futures, equity variance swaps, and equity options. At June 30, 2008 and December 31, 2007, the Company owned 8,354 and 4,658 equity future contracts, respectively. Fair values of equity futures are included in financial futures in the preceding table. At June 30, 2008 and December 31, 2007, the Company owned 865,427 and 695,485 equity variance swaps, respectively. Fair values of equity variance swaps are included in financial forwards in the preceding table. At June 30, 2008 and December 31, 2007, the Company owned 170,450,122 and 77,374,937 equity options, respectively. Fair values of equity options are included in options in the preceding table.

The fair value of derivatives measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2008
	Derivative Assets		Derivative Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$33	1%	$4	—%
Significant other observable inputs (Level 2)	3,475	78	2,701	97
Significant unobservable inputs (Level 3)	919	21	66	3

Total fair value	$4,427	100%	$2,771	100%

A rollforward of the fair value measurements for derivatives measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2008 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008
	(In millions)

Balance, December 31, 2007		$789
Impact of SFAS 157 and SFAS 159 adoption		(1)

Balance, beginning of period	$1,215	788
Total realized/unrealized gains (losses) included in:
Earnings	(368)	46
Other comprehensive income (loss)		—
Purchases, sales, issuances and settlements	25	18
Transfer in and/or out of Level 3	(19)	1

Balance, end of period	$853	$853

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of June 30, 2008 and December 31, 2007, the Company was obligated to return cash collateral under its control of $1.1 billion and $833 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of June 30, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $658 million and $678 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of June 30, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

As of June 30, 2008 and December 31, 2007, the Company provided collateral of $284 million and $162 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange traded futures, which require the pledging of collateral. As of June 30, 2008 and December 31, 2007, the Company pledged collateral of $123 million and $167 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of June 30, 2008 and December 31, 2007, the Company provided cash collateral of $76 million and $102 million, respectively, which is included in premiums and other receivables in the consolidated balance sheet.

Embedded Derivatives.  The fair value of embedded derivatives measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2008
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	—	—
Significant unobservable inputs (Level 3)	(152)	100	1,045	100

Total fair value	$(152)	100%	$1,045	100%

A rollforward of the fair value measurements for embedded derivatives measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2008 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008
	(In millions)

Balance, December 31, 2007		$(843)
Impact of SFAS 157 and SFAS 159 adoption		41

Balance, beginning of period	$(1,505)	(802)
Total realized/unrealized gains (losses) included in:
Earnings	330	(331)
Other comprehensive income (loss)	—	—
Purchases, sales, issuances and settlements	(22)	(64)
Transfer in and/or out of Level 3	—	—

Balance, end of period	$(1,197)	$(1,197)

See “— Summary of Critical Accounting Estimates — Embedded Derivatives” for further information on the estimates and assumptions that affect the amounts reported above.

Variable Interest Entities

The following table presents as of June 30, 2008: (i) the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements, and (ii) the maximum exposure to loss relating to VIEs that the Company holds significant variable interests but has concluded that it is not the primary beneficiary and therefore, have not been consolidated. When the Company concludes that it is not the primary beneficiary of the VIE, the fair value of the Company’s investment in the VIE is recorded in the Company’s financial statements.

	June 30, 2008
	Primary Beneficiary		Not Primary Beneficiary
		Maximum	Maximum
	Total	Exposure to	Exposure to
	Assets (1)	Loss (2)	Loss (2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$1,328	$1,328	$96
Real estate joint ventures (3)	45	24	33
Other limited partnership interests (4)	2	1	3,923
Trust preferred securities (5)	106	106	3,828
Other investments (6)	1,357	1,357	213

Total	$2,838	$2,816	$8,093

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities, asset-backed securitizations or collateralized debt obligations.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $43.6 billion and $41.1 billion and an estimated fair value of $43.7 billion and $42.1 billion were on loan under the program at June 30, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $44.9 billion and $43.3 billion at June 30, 2008 and December 31, 2007, respectively. Security collateral of $19 million and $40 million, on deposit from customers in connection with the securities lending transactions at June 30, 2008 and December 31, 2007, respectively, may not be sold or repledged and is not reflected in the unaudited interim condensed consolidated financial statements.

Separate Accounts

The Company had $149.7 billion and $160.2 billion held in its separate accounts, for which the Company does not bear investment risk, as of June 30, 2008 and December 31, 2007, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investments are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.

The Company reports separate account assets meeting such criteria at their fair value. Investment performance (including net investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

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

The fair value of separate accounts measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2008
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$115,597	77%
Significant other observable inputs (Level 2)	32,410	22
Significant unobservable inputs (Level 3)	1,694	1

Total fair value	$149,701	100%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at June 30, 2008 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets as follows:

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at June 30, 2008. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at June 30, 2008 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s portfolio at June 30, 2008 was:

June 30, 2008
(In millions)

Non-trading:
Interest rate risk	$4,768
Equity price risk	$229
Foreign currency exchange rate risk	$450
Trading:
Interest rate risk	$12

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at June 30, 2008 by type of asset or liability.

	As of June 30, 2008
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value	Curve
	(In millions)

Assets:
Fixed maturities		$241,191	$(5,378)
Equity securities		5,420	—
Mortgage and consumer loans		48,818	(494)
Policy loans		11,894	(239)
Short-term investments		1,980	(3)
Cash and cash equivalents		13,815	—
Mortgage loan commitments	$3,758	(76)	(18)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	1,138	(69)	—
Commitments to fund partnership investments	4,844	—	—

Total assets			$(6,132)

Liabilities:
Policyholder account balances		$104,120	$1,380
Short-term debt		623	—
Long-term debt		9,192	292
Collateral financing agreements		4,030	72
Junior subordinated debt securities		4,951	130
Shares subject to mandatory redemption		186	7
Payables for collateral under securities loaned and other transactions		45,979	—

Total liabilities			$1,881

Other:
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$36,542	$308	$(279)
Interest rate floors	48,517	565	(37)
Interest rate caps	25,651	90	40
Financial futures	6,180	29	(49)
Foreign currency swaps	20,756	(293)	(88)
Foreign currency forwards	5,570	(57)	1
Options	2,409	938	(100)
Financial forwards	2,480	56	(5)
Credit default swaps	4,260	25	—
Synthetic GICs	3,934	—	—
Other	250	(5)	—

Total other			(517)

Net change			$(4,768)

This quantitative measure of risk has decreased by $402 million, or 8%, to $4,768 million at June 30, 2008 from $5,170 million at December 31, 2007. From December 31, 2007 to June 30, 2008 there was a relatively parallel shift in the yield curve which resulted in an immaterial change to the interest rate risk presented above. The most significant movement in the yield curve occurred at the short end which did not result in a material movement in the aforementioned interest rate risk. Additionally, there was no material restructuring of the Company’s investment portfolio. The decrease in interest rate risk was primarily driven by a $540 million change in the method of estimating the fair value of liabilities in connection with the adoption of SFAS 157. Partially offsetting this decline was an increase in interest rate risk of $147 million resulting from a decrease in the amount of interest rate sensitive derivatives employed by the Company.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2007 Annual Report and (ii) Note 8 to the unaudited interim condensed consolidated financial statements in Part I of this report.

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

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class actions seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. On June 5, 2008, the Appellate Division affirmed the order of the trial court certifying a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law, but denying plaintiffs’ motion to certify a litigation class with respect to a common law fraud claim. The trial court has directed various forms of class notice. Plaintiffs have begun distributing various forms of class notice. In July 2008, defendants served their motion for summary judgment.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2007 Annual Report, MLIC received approximately 7,200 asbestos-related claims in 2007. During the six months ended June 30, 2008 and 2007, MLIC received approximately 2,900 and 2,600 new asbestos-related claims, respectively. See Note 16 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. MLIC regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through June 30, 2008.

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

As of June 30, 2008, there were approximately 145 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

Regulatory Matters

In June 2008, the Environmental Protection Agency issued a Notice of Violation (“NOV”) regarding the operations of EME Homer City Generation L.P. (“EME Homer”), an electrical generation facility. The NOV alleges, among other things, that EME Homer is in violation of certain federal and state Clean Air Act requirements. Homer City 0L6 LLC, an entity owned by MLIC, is a passive investor with a minority interest in the electrical generation facility which is solely operated by the lessee, EME Homer. EME Homer has been notified of its obligation to indemnify Homer City 0L6 LLC and MLIC for any claims resulting from the NOV.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2007 Annual Report.

Adverse Credit Market Conditions May Significantly Affect Our Access to Capital, Cost of Capital and Ability to Meet Liquidity Needs

Disruptions, uncertainty or volatility in the credit markets may limit our access to capital which is required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenors than we prefer, or pay unattractive interest rates; thereby, increasing our interest expense, decreasing our profitability and significantly reducing our financial flexibility. Overall, our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended June 30, 2008 are set forth below:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the Plans
Period	Purchased (1)	per Share (2)	Plans or Programs	of Programs (3)

April 1 — April 30, 2008	673	$61.64	—	$1,260,735,127
May 1 — May 31, 2008	868,646	$0.28	864,646	$1,260,735,127
June 1 — June 30, 2008	1,653	$57.44	—	$1,260,735,127

Total	870,972	$0.44	864,646	$1,260,735,127

(1)	During the periods April 1 — April 30, 2008, May 1 — May 31, 2008 and June 1 — June 30, 2008, separate account affiliates of the Company purchased 673 shares, 4,000 shares and 1,653 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company other than through a publicly announced plan or program.

In February 2008, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11,161,550 shares of the Company’s outstanding common stock that the bank borrowed from third parties. In May 2008, the bank delivered an additional 864,646 shares of the Company’s common stock to the Company resulting in a total of 12,026,196 million shares being repurchased under the agreement. Upon settlement with the bank in May 2008, the Company increased additional paid-in capital and treasury stock.

(2)	Except for the period from May 1 — May 31, the separate account affiliates of the Company purchased shares in the amounts and at the prices indicated in the table above. During the period from May 1 — May 31, the Company’s separate account affiliates acquired 4,000 shares at an effective price per share of $60.98. The settlement of the accelerated stock repurchase agreement described in footnote 1 whereby the Company received 864,646 shares during the period from May 1 — May 31 but did not remit additional proceeds resulted in an average price paid per share in the table above of $0.28. The actual price paid per share for all of the shares repurchased under the February 2008 accelerated stock repurchase agreement was $59.10.

(3)	In April 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program.

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

The information called for by Part II, Item 4 is incorporated herein by reference to Part II, Item 4, “Submission of Matters to a Vote of Security Holders,” in MetLife’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 6.	Exhibits

Exhibit
No.	Description

4.1	Replacement Capital Covenant, dated as of April 8, 2008 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated April 8, 2008)
10.1	Amendment Number 17 to the MetLife Plan for Transition Assistance for Officers, dated June 3, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By	/s/ Joseph J. Prochaska, Jr.
Name: Joseph J. Prochaska, Jr.

Title:	Executive Vice President, Finance Operations and
Chief Accounting Officer (Authorized Signatory and
Principal Accounting Officer)

Date: August 4, 2008

Exhibit Index

Exhibit
No.	Description

4.1	Replacement Capital Covenant, dated as of April 8, 2008 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated April 8, 2008)
10.1	Amendment Number 17 to the MetLife Plan for Transition Assistance for Officers, dated June 3, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1