Form 10-Q
period 2008-09-30
METLIFE INC
filed 2008-11-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

At October 31, 2008, 793,591,331 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I — Financial Information

Item 1.	Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

(In millions, except share and per share data)

	September 30,	December 31,
	2008	2007

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $224,866 and $229,847, respectively)	$212,645	$232,844
Equity securities available-for-sale, at estimated fair value (cost: $4,024 and $5,735, respectively)	3,477	5,913
Trading securities, at estimated fair value (cost: $922 and $768, respectively)	788	779
Mortgage and consumer loans	50,646	46,198
Policy loans	9,776	9,360
Real estate and real estate joint ventures held-for-investment	7,368	6,588
Real estate held-for-sale	188	181
Other limited partnership interests	6,353	6,155
Short-term investments	2,570	2,573
Other invested assets	9,745	8,064

Total investments	303,556	318,655
Cash and cash equivalents	20,209	9,964
Accrued investment income	3,273	3,551
Premiums and other receivables	17,865	13,390
Deferred policy acquisition costs and value of business acquired	20,347	18,008
Current income tax recoverable	762	336
Deferred income tax assets	1,625	—
Goodwill	5,036	4,814
Assets of subsidiaries held-for-sale	—	22,037
Other assets	8,823	8,239
Separate account assets	139,803	160,142

Total assets	$521,299	$559,136

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$128,762	$126,174
Policyholder account balances	139,132	130,692
Other policyholder funds	8,446	7,994
Policyholder dividends payable	1,077	994
Policyholder dividend obligation	—	789
Short-term debt	1,106	667
Long-term debt	10,811	9,100
Collateral financing arrangements	5,132	4,882
Junior subordinated debt securities	3,759	4,075
Liabilities of subsidiaries held-for-sale	—	19,958
Deferred income tax liability	—	1,516
Payables for collateral under securities loaned and other transactions	43,299	44,136
Other liabilities	12,139	12,838
Separate account liabilities	139,803	160,142

Total liabilities	493,466	523,957

Contingencies, Commitments and Guarantees (Note 11)
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 786,766,664 shares issued; 707,312,251 shares and 729,223,440 shares outstanding at September 30, 2008 and December 31, 2007, respectively	8	8
Additional paid-in capital	17,602	17,098
Retained earnings	22,041	19,884
Treasury stock, at cost; 79,454,413 shares and 57,543,224 shares at September 30, 2008 and December 31, 2007, respectively	(4,279)	(2,890)
Accumulated other comprehensive income (loss)	(7,540)	1,078

Total stockholders’ equity	27,833	35,179

Total liabilities and stockholders’ equity	$521,299	$559,136

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Premiums	$6,789	$5,717	$19,428	$17,050
Universal life and investment-type product policy fees	1,372	1,313	4,206	3,901
Net investment income	4,051	4,512	12,670	13,365
Other revenues	421	345	1,141	1,105
Net investment gains (losses)	745	(209)	(341)	(466)

Total revenues	13,378	11,678	37,104	34,955

Expenses
Policyholder benefits and claims	7,276	6,013	20,475	17,759
Interest credited to policyholder account balances	1,133	1,425	3,573	4,082
Policyholder dividends	449	434	1,324	1,289
Other expenses	2,931	2,483	8,091	7,565

Total expenses	11,789	10,355	33,463	30,695

Income from continuing operations before provision for income tax	1,589	1,323	3,641	4,260
Provision for income tax	528	380	1,078	1,223

Income from continuing operations	1,061	943	2,563	3,037
Income (loss) from discontinued operations, net of income tax	(431)	76	(339)	162

Net income	630	1,019	2,224	3,199
Preferred stock dividends	30	34	94	102

Net income available to common shareholders	$600	$985	$2,130	$3,097

Income from continuing operations available to common shareholders per common share
Basic	$1.44	$1.22	$3.44	$3.93

Diluted	$1.42	$1.19	$3.39	$3.84

Net income available to common shareholders per common share
Basic	$0.84	$1.32	$2.97	$4.15

Diluted	$0.83	$1.29	$2.92	$4.05

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2008 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Income (Loss)
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustments	Adjustment	Total

Balance at December 31, 2007	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179
Cumulative effect of a change in accounting principles, net of income tax (Note 1)				27		(10)			17

Balance at January 1, 2008	1	8	17,098	19,911	(2,890)	961	347	(240)	35,196
Treasury stock transactions, net			363		(1,389)				(1,026)
Deferral of stock-based compensation			141						141
Dividends on preferred stock				(94)					(94)
Comprehensive income (loss):
Net income				2,224					2,224
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						135			135
Unrealized gains (losses), net of related offsets and income tax						(8,448)			(8,448)
Foreign currency translation adjustments, net of income tax							(299)		(299)
Defined benefit plans adjustment, net of income tax								4	4
Other comprehensive income (loss)									(8,608)

Comprehensive income (loss)									(6,384)

Balance at September 30, 2008	$1	$8	$17,602	$22,041	$(4,279)	$(7,352)	$48	$(236)	$27,833

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by operating activities	$6,890	$6,922

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	74,011	85,788
Equity securities	2,466	1,375
Mortgage and consumer loans	4,570	7,806
Real estate and real estate joint ventures	147	544
Other limited partnership interests	580	928
Purchases of:
Fixed maturity securities	(74,701)	(96,628)
Equity securities	(1,138)	(2,497)
Mortgage and consumer loans	(8,009)	(10,117)
Real estate and real estate joint ventures	(938)	(1,779)
Other limited partnership interests	(1,341)	(1,261)
Net change in short-term investments	36	961
Purchases of businesses, net of cash received of $313 and $13, respectively	(465)	(43)
Proceeds (payments) from sales of businesses, net of cash disposed of $0 and $763, respectively	(4)	(686)
Disposal of subsidiary	(281)	—
Net change in other invested assets	(689)	37
Net change in policy loans	(405)	(92)
Other, net	(96)	(124)

Net cash used in investing activities	(6,257)	(15,788)

Cash flows from financing activities
Policyholder account balances:
Deposits	47,217	42,511
Withdrawals	(38,896)	(37,495)
Net change in payables for collateral under securities loaned and other transactions	(837)	3,437
Net change in short-term debt	439	431
Long-term debt issued	1,032	508
Long-term debt repaid	(217)	(283)
Collateral financing arrangements issued	250	2,327
Cash paid in connection with collateral financing arrangements	(238)	—
Junior subordinated debt securities issued	750	—
Dividends on preferred stock	(94)	(102)
Treasury stock acquired	(1,250)	(975)
Treasury stock issued to settle stock forward contracts	1,035	—
Stock options exercised	43	95
Debt and equity issuance costs	(10)	—
Other, net	(16)	(68)

Net cash provided by financing activities	9,208	10,386

Change in cash and cash equivalents	9,841	1,520
Cash and cash equivalents, beginning of period	10,368	7,107

Cash and cash equivalents, end of period	$20,209	$8,627

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$404	$164

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$464

Cash and cash equivalents, from continuing operations, beginning of period	$9,964	$6,943

Cash and cash equivalents, from continuing operations, end of period	$20,209	$8,163

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows — (Continued)
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2008	2007

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$677	$584

Income tax	$430	$1,619

Non-cash transactions during the period:
Business acquisitions:
Assets acquired	$1,808	$—
Cash paid	(778)	—

Liabilities assumed	$1,030	$—

Disposal of subsidiary:
Assets disposed	$22,135	$—
Less: liabilities disposed	(20,689)	—

Net assets disposed	1,446	—
Add: cash disposed	270	—
Add: transaction costs, including cash paid of $11	60	—
Less: treasury stock received in common stock exchange	(1,318)	—

Loss on disposal of subsidiary	$458	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$32	$—

Long-term debt issued	$1,035	$—

Junior subordinated debt securities redeemed	$1,067	$—

Fixed maturity securities received in connection with insurance contract commutation	$115	$—

Real estate acquired in satisfaction of debt	$1	$—

See accompanying notes to interim condensed consolidated financial statements.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation, and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). MetLife is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its domestic and international subsidiaries and affiliates, MetLife offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

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

The accompanying interim condensed consolidated financial statements include the accounts of: (i) the Holding Company and its subsidiaries; (ii) partnerships and joint ventures in which the Company has control; and (iii) variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 5. Intercompany accounts and transactions have been eliminated.

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

Minority interest related to consolidated entities included in other liabilities was $208 million and $272 million at September 30, 2008 and December 31, 2007, respectively.

Certain amounts in the prior year period’s interim condensed consolidated financial statements have been reclassified to conform with the 2008 presentation. Such reclassifications include $2.3 billion relating to long-term debt issued which has been reclassified to collateral financing arrangements issued in the consolidated statement of cash flows for the nine months ended September 30, 2007. See also Note 17 for reclassifications related to discontinued operations.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2008, its consolidated results of operations for the three months and nine months ended September 30, 2008 and 2007, its consolidated cash flows for the nine months ended September 30, 2008 and 2007, and its consolidated statement of stockholders’ equity for the nine months ended September 30, 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2007 Annual Report.

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying interim condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 18 presents the fair value of all assets and liabilities required to be measured at fair value as well as the expanded fair value disclosures required by SFAS 157.

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

Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s interim condensed consolidated financial statements.

Other

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”), which amends SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments. The adoption of SAB 109 did not have an impact on the Company’s interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) Implementation Issue E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s interim condensed consolidated financial statements.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Derivatives

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends SFAS 133 to require certain enhanced disclosures by sellers of credit derivatives by requiring additional information about the potential adverse effects of changes in their credit risk, financial performance, and cash flows. It also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company provided a majority of the required disclosures related to credit derivatives under this FSP and is currently evaluating the impact of FSP 133-1 and FIN 45-4 on its consolidated financial statement disclosures for guarantees.

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

Other

In September 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. EITF 08-5 is effective beginning in the first reporting period after December 15, 2008 and will be applied prospectively, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Company does not expect EITF 08-5 to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified as final the consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the impact of EITF 07-5 on its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The Company has completed acquisitions in the first three quarters of 2008. All were accounted for using the purchase method of accounting. As a result of these acquisitions, goodwill and other intangible assets have been impacted as follows:

•	In the first quarter of 2008, goodwill and other intangible assets increased by $169 million and $149 million, respectively, in the Institutional and International segments.

•	In the second quarter of 2008, goodwill and other intangible assets increased by $68 million and $5 million, respectively, in Corporate & Other.

•	In the third quarter of 2008, negative goodwill of approximately $6 million was allocated against long-lived assets acquired in Corporate & Other.

On September 12, 2008, the Company completed a tax-free split-off of its majority-owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). The Company and RGA entered into a recapitalization and distribution agreement, pursuant to which the Company agreed to divest substantially all of its 52% interest in RGA to the Company’s stockholders. The split-off was effected through the following:

•	A recapitalization of RGA common stock into two classes of common stock — RGA Class A common stock and RGA Class B common stock. Pursuant to the terms of the recapitalization, each outstanding share of RGA common stock, including the 32,243,539 shares of RGA common stock beneficially owned by the Company and its subsidiaries, was reclassified as one share of RGA Class A common stock. Immediately thereafter, the Company and its subsidiaries exchanged 29,243,539 shares of its RGA Class A common stock — which represented all of the RGA Class A common stock beneficially owned by the Company and its subsidiaries other than 3,000,000 shares of RGA Class A common stock — with RGA for 29,243,539 shares of RGA Class B common stock.

•	An exchange offer, pursuant to which the Company offered to acquire MetLife common stock from its stockholders in exchange for all of its 29,243,539 shares of RGA Class B common stock. The exchange ratio was determined based upon a ratio — as more specifically described in the exchange offering document — of the value of the MetLife and RGA shares during the three-day period prior to the closing of the exchange offer. The 3,000,000 shares of the RGA Class A common stock were not subject to the tax-free exchange.

As a result of completion of the recapitalization and exchange offer, the Company received from MetLife stockholders 23,093,689 shares of the Company’s common stock with a fair market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1,716 million. The resulting loss on disposition, inclusive of transaction costs of $60 million, was $458 million. The 3,000,000 shares of RGA Class A common stock retained by the Company are marketable equity securities which do not constitute significant continuing involvement in the operations of RGA; accordingly, they have been classified within equity securities in the consolidated financial statements of the Company at a cost basis of $157 million which is

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

equivalent to the net book value of the shares. The cost basis will be adjusted to fair value at each subsequent reporting date. The Company has agreed to dispose of the remaining shares of RGA within the next five years. In connection with the Company’s agreement to dispose of the remaining shares, the Company also recognized, in its provision for income tax on continuing operations, a deferred tax liability of $16 million which represents the difference between the book and taxable basis of the remaining investment in RGA.

The impact of the disposition of the Company’s investment in RGA is reflected in the Company’s interim condensed consolidated financial statements for the first time in the three months and nine months ended September 30, 2008. Previously presented financial statements have been updated to reflect the results of RGA as discontinued operations. The disposition of RGA results in the elimination of the Company’s Reinsurance segment. The Reinsurance segment was comprised of the results of RGA, which at disposition became discontinued operations of Corporate & Other, and the interest on economic capital, which has been reclassified to the continuing operations of Corporate & Other. See Note 17 for reclassifications related to discontinued operations and Note 16 for segment information.

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings at:

	September 30, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,381	$772	$7,124	$68,029	32.0%
Residential mortgage-backed securities	48,947	460	2,424	46,983	22.1
Foreign corporate securities	36,262	752	2,618	34,396	16.2
U.S. Treasury/agency securities	15,414	1,269	47	16,636	7.8
Commercial mortgage-backed securities	17,539	91	1,725	15,905	7.5
Foreign government securities	11,200	1,054	319	11,935	5.6
Asset-backed securities	14,693	22	1,924	12,791	6.0
State and political subdivision securities	6,371	67	526	5,912	2.8
Other fixed maturity securities	59	—	1	58	—

Total fixed maturity securities	$224,866	$4,487	$16,708	$212,645	100.0%

Common stock	$1,609	$73	$69	$1,613	46.4%
Non-redeemable preferred stock	2,415	19	570	1,864	53.6

Total equity securities	$4,024	$92	$639	$3,477	100.0%

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,494	$1,695	$2,077	$74,112	31.8%
Residential mortgage-backed securities	54,853	599	377	55,075	23.7
Foreign corporate securities	36,318	1,705	768	37,255	16.0
U.S. Treasury/agency securities	19,768	1,486	13	21,241	9.1
Commercial mortgage-backed securities	17,035	242	194	17,083	7.4
Foreign government securities	11,647	1,350	182	12,815	5.5
Asset-backed securities	11,055	40	518	10,577	4.5
State and political subdivision securities	4,342	140	114	4,368	1.9
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities	$229,847	$7,270	$4,273	$232,844	100.0%

Common stock	$2,477	$568	$108	$2,937	49.7%
Non-redeemable preferred stock	3,258	60	342	2,976	50.3

Total equity securities	$5,735	$628	$450	$5,913	100.0%

Below Investment Grade or Non Rated Fixed Maturity Securities — The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $14.1 billion and $17.4 billion at September 30, 2008 and December 31, 2007, respectively. These securities had net unrealized losses of $1,779 million and $101 million at September 30, 2008 and December 31, 2007, respectively.

Non-Income Producing Fixed Maturity Securities — Non-income producing fixed maturity securities at estimated fair value were $63 million and $13 million at September 30, 2008 and December 31, 2007, respectively. Net unrealized gains associated with non-income producing fixed maturity securities were $1 million and $12 million at September 30, 2008 and December 31, 2007, respectively.

Concentrations of Credit Risk (Fixed Maturity Securities) — The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. At September 30, 2008 and December 31, 2007, the Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $16.6 billion and $21.2 billion, respectively.

At September 30, 2008 and December 31, 2007, the Company’s holdings in U.S. corporate and foreign corporate fixed maturity securities at estimated fair value were $102.4 billion and $111.4 billion, respectively. The Company maintains a diversified portfolio of corporate securities across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of total invested assets. At September 30, 2008 and December 31, 2007, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $8.4 billion and $7.8 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at September 30, 2008 and December 31, 2007 was $1.5 billion and $1.2 billion, respectively.

At September 30, 2008 and December 31, 2007, the Company’s holdings in structured securities — which includes residential mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities — at estimated fair value were $75.7 billion and $82.7 billion, respectively.

•	The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

National Mortgage Association. At September 30, 2008 and December 31, 2007, $46.3 billion and $54.8 billion, respectively, of the estimated fair value, or 99% for both, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”), or Fitch Ratings Insurance Group (“Fitch”) . Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2008 and December 31, 2007, the Company’s Alt-A residential mortgage-backed securities exposure at estimated fair value was $4.4 billion and $6.3 billion, respectively, with an unrealized loss of $1,052 million and $139 million, respectively.

•	At September 30, 2008 and December 31, 2007, $14.3 billion and $15.0 billion, respectively, of the estimated fair value, or 90% and 88%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P, or Fitch.

•	The Company’s asset-backed securities are diversified both by sector and by issuer. At September 30, 2008 and December 31, 2007, $9.1 billion and $5.7 billion, respectively, or 71% and 54%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At September 30, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables and automobile receivables of 50% and 10% of the total holdings, respectively. The Company’s asset-backed securities include exposure to residential mortgage-backed securities backed by sub-prime mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. At September 30, 2008 and December 31, 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $1.4 billion and $2.0 billion, respectively, and unrealized losses of $532 million and $198 million, respectively. At September 30, 2008, 37% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 12%, 36% and 6% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

At September 30, 2008, $6.0 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.9 billion, $1.9 billion, $1.1 billion and $0.1 billion, are included within state and political subdivision securities, U.S. corporate securities, asset-backed securities and mortgage-backed securities, respectively, and 13%, 28% and 40% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

Concentrations of Credit Risk (Equity Securities) — The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income, are as follows:

	September 30, 2008	December 31, 2007
	(In millions)

Fixed maturity securities	$(12,345)	$3,378
Equity securities	(541)	157
Derivatives	(67)	(270)
Minority interest	7	(150)
Other	16	3

Subtotal	(12,930)	3,118

Amounts allocated from:
Insurance liability loss recognition	(128)	(608)
DAC and VOBA	1,821	(327)
Policyholder dividend obligation	—	(789)

Subtotal	1,693	(1,724)

Deferred income tax	3,885	(423)

Subtotal	5,578	(2,147)

Net unrealized investment gains (losses)	$(7,352)	$971

The changes in net unrealized investment gains (losses) are as follows:

September 30, 2008
(In millions)

Balance at December 31, 2007	$971
Cumulative effect of change in accounting principles, net of income tax	(10)

Balance at January 1, 2008	961
Unrealized investment losses during the period	(16,125)
Unrealized investment loss of subsidiary at date of disposal	87
Unrealized investment gains (losses) relating to:
Insurance liability gain recognition	480
DAC and VOBA	2,166
DAC and VOBA of subsidiary at date of disposal	(18)
Policyholder dividend obligation	789
Deferred income tax	4,354
Deferred income tax of subsidiary at date of disposal	(46)

Balance at September 30, 2008	$(7,352)

Change in net unrealized investment gains (losses)	$(8,313)

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	September 30, 2008
	Less than 12 months		Equal to or Greater than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$35,636	$3,327	$17,266	$3,797	$52,902	$7,124
Residential mortgage-backed securities	19,749	1,492	6,343	932	26,092	2,424
Foreign corporate securities	16,956	1,464	6,914	1,154	23,870	2,618
U.S. Treasury/agency securities	2,662	39	139	8	2,801	47
Commercial mortgage-backed securities	10,608	871	4,323	854	14,931	1,725
Foreign government securities	3,992	269	577	50	4,569	319
Asset-backed securities	8,764	659	3,662	1,265	12,426	1,924
State and political subdivision securities	2,544	245	960	281	3,504	526
Other fixed maturity securities	14	—	11	1	25	1

Total fixed maturity securities	$100,925	$8,366	$40,195	$8,342	$141,120	$16,708

Equity securities	$630	$194	$1,167	$445	$1,797	$639

Total number of securities in an unrealized loss position	9,634		3,583

	December 31, 2007
	Less than 12 months		Equal to or Greater than 12 months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$27,930	$1,358	$11,619	$719	$39,549	$2,077
Residential mortgage-backed securities	14,104	273	5,846	104	19,950	377
Foreign corporate securities	10,885	464	6,162	304	17,047	768
U.S. Treasury/agency securities	431	3	625	10	1,056	13
Commercial mortgage-backed securities	2,408	97	3,751	97	6,159	194
Foreign government securities	3,387	158	436	24	3,823	182
Asset-backed securities	7,279	417	1,203	101	8,482	518
State and political subdivision securities	1,307	80	461	34	1,768	114
Other fixed maturity securities	91	30	1	—	92	30

Total fixed maturity securities	$67,822	$2,880	$30,104	$1,393	$97,926	$4,273

Equity securities	$2,681	$379	$531	$71	$3,212	$450

Total number of securities in an unrealized loss position	7,525		2,683

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more at:

	September 30, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$62,315	$19,570	$2,964	$5,672	6,083	1,285
Six months or greater but less than nine months	30,276	4,010	2,280	1,498	1,661	286
Nine months or greater but less than twelve months	8,393	576	750	283	526	61
Twelve months or greater	32,489	199	3,169	92	2,573	91

Total	$133,473	$24,355	$9,163	$7,545

Equity Securities:
Less than six months	$265	$1,163	$21	$416	504	467
Six months or greater but less than nine months	87	606	11	163	35	20
Nine months or greater but less than twelve months	86	—	10	—	29	—
Twelve months or greater	229	—	18	—	30	—

Total	$667	$1,769	$60	$579

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$46,380	$1,381	$1,480	$384	4,742	148
Six months or greater but less than nine months	15,871	14	732	4	1,043	24
Nine months or greater but less than twelve months	8,541	7	494	2	591	—
Twelve months or greater	29,942	50	1,164	13	2,722	32

Total	$100,734	$1,452	$3,870	$403

Equity Securities:
Less than six months	$1,762	$427	$150	$134	1,212	420
Six months or greater but less than nine months	529	—	62	—	154	—
Nine months or greater but less than twelve months	441	—	53	—	62	1
Twelve months or greater	516	—	51	—	90	—

Total	$3,248	$427	$316	$134

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

At September 30, 2008 and December 31, 2007, $9.2 billion and $3.9 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 7% and 4%, respectively, of the cost or amortized cost of such securities. At September 30, 2008 and December 31, 2007, $60 million and $316 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 9% and 10%, respectively, of the cost of such securities.

At September 30, 2008, $7.5 billion and $579 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 31% and 33% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $7.5 billion and $579 million, $5.7 billion and $416 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $403 million and $134 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 28% and 31% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $403 million and $134 million, $384 million and $134 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 291 fixed maturity securities and 20 equity securities, each with a gross unrealized loss at September 30, 2008 of greater than $10 million. These 291 fixed maturity securities represented 32%, or $5.4 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 20 equity securities represented 55%, or $351 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 23 fixed maturity securities and seven equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These 23 fixed maturity securities represented 8%, or $358 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These seven equity securities represented 22%, or $101 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million increased $5.3 billion during the nine months ended September 30, 2008. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $579 million at September 30, 2008 and $134 million at December 31, 2007, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

will recover. Equity securities with an unrealized loss of 20% or more for six months or greater was $163 million as of September 30, 2008 all of which was comprised of unrealized losses on investment grade financial services industry trust preferred securities, of which 92% are rated A or higher. Equity securities with an unrealized loss of 20% or more for six months or less was $416 million at September 30, 2008 of which $355 million, or 85%, are investment grade financial services industry trust preferred securities, of which 92% are rated A or higher. There were no equity securities with an unrealized loss of 20% or more for nine months or greater. In connection with the equity securities impairment review process during the third quarter of 2008, the Company evaluated its holdings in non-redeemable trust preferred securities, particularly those of financial services industry companies. The Company considered several factors including the likelihood of recovery in value of trust preferred securities with a severe unrealized loss and the likelihood of recovery in value of trust preferred securities with an extended unrealized loss (i.e., 12 months or more). The Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities and it has the ability and intent to hold until the market value decline recovers. Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and other of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

At September 30, 2008 and December 31, 2007, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $17.3 billion and $4.7 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2008	2007

Sector:
U.S. corporate securities	41%	44%
Foreign corporate securities	15	16
Asset-backed securities	11	11
Residential mortgage-backed securities	14	8
Foreign government securities	2	4
Commercial mortgage-backed securities	10	4
State and political subdivision securities	3	2
Other	4	11

Total	100%	100%

Industry:
Finance	29%	33%
Industrial	3	19
Mortgage-backed	24	12
Asset-backed	11	11
Utility	9	8
Government	2	4
Consumer	9	3
Communication	6	2
Other	7	8

Total	100%	100%

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Fixed maturity securities	$(919)	$(295)	$(1,424)	$(606)
Equity securities	(181)	31	(194)	108
Mortgage and consumer loans	26	21	(36)	34
Real estate and real estate joint ventures	1	2	3	41
Other limited partnership interests	(16)	7	(31)	22
Derivatives	1,480	(20)	1,064	(201)
Other	354	45	277	136

Net investment gains (losses)	$745	$(209)	$(341)	$(466)

The components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
				(In millions)

Gross investment gains	$279	$115	$569	$351	$265	$52	$412	$142
Gross investment losses	(450)	(370)	(1,032)	(898)	(167)	(15)	(210)	(24)
Writedowns	(748)	(40)	(961)	(59)	(279)	(6)	(396)	(10)

Net investment gains (losses)	$(919)	$(295)	$(1,424)	$(606)	$(181)	$31	$(194)	$108

The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in estimated fair value occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives.

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $1,027 million and $1,357 million for the three months and nine months ended September 30, 2008, respectively, and $46 million and $69 million for the three months and nine months ended September 30, 2007, respectively. These impairments were concentrated in the Company’s financial services industry holdings and were comprised of $496 million in impairments on fixed maturity securities and $275 million in impairments on equity securities for a total of $771 million. Included within impairments of equity securities on holdings in financial institutions are impairments on trust preferred securities of approximately $200 million. The Company also recognized impairments of $155 million on securities it intends to sell at a loss subsequent to the balance sheet date. The remainder of the impairments are attributable to extensive credit spread widening on certain securities where the Company was uncertain of its intent to retain the securities for a period of time sufficient to allow for a recovery of the market value decline.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Fixed maturity securities	$3,455	$3,802	$10,449	$10,932
Equity securities	47	70	197	167
Trading securities	(95)	21	(137)	52
Mortgage and consumer loans	712	733	2,111	2,082
Policy loans	149	146	449	430
Real estate and real estate joint ventures	134	218	484	684
Other limited partnership interests	(62)	206	141	969
Cash, cash equivalents and short-term investments	101	110	313	365
Other	103	72	246	171

Total investment income	4,544	5,378	14,253	15,852
Less: Investment expenses	493	866	1,583	2,487

Net investment income	$4,051	$4,512	$12,670	$13,365

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company requires a minimum of 100% of the estimated fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $40.4 billion and $41.1 billion and an estimated fair value of $39.7 billion and $42.1 billion were on loan under the program at September 30, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $41.2 billion and $43.3 billion at September 30, 2008 and December 31, 2007, respectively. Of this $41.2 billion of cash collateral to be returned at September 30, 2008, approximately $14.2 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral. The fair value of the securities on loan related to such cash collateral which could be required to be returned the next business day was $13.6 billion at September 30, 2008. U.S. Treasury and agency securities with a fair value of $9.2 billion were included in such securities on loan and could be immediately sold to satisfy the on open cash collateral requirements. Other than the cash collateral due on open terms, substantially all of the remaining cash collateral is due – based upon when the related loaned security is scheduled to be returned – within 90 days.

Security collateral of $40 million on deposit from customers in connection with the securities lending transactions at December 31, 2007 may not be sold or repledged and is not reflected in the interim condensed consolidated financial statements. There was no security collateral on deposit at September 30, 2008.

Assets on Deposit, Held in Trust and Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with an estimated fair value of $1.2 billion and $1.8 billion at September 30, 2008 and December 31, 2007, respectively, consisting primarily of fixed maturity and equity securities. The Company also held in trust cash and securities, primarily fixed maturity

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

and equity securities with an estimated fair value of $6.4 billion and $5.9 billion at September 30, 2008 and December 31, 2007, respectively, to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 8.

The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the Federal Home Loan Bank of New York (“FHLB of NY”) and the Federal Home Loan Bank of Boston of $16.9 billion and $7.0 billion at September 30, 2008 and December 31, 2007, respectively. The Company has also pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation with a carrying value of $2.9 billion at both September 30, 2008 and December 31, 2007. The nature of these Federal Home Loan Bank and Federal Agricultural Mortgage Corporation arrangements are described in Notes 7 and 10 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4. Certain of the Company’s trading securities are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

Trading Securities

The Company has a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at estimated fair value with subsequent changes in fair value recognized in net investment income related to fixed maturity securities.

At September 30, 2008 and December 31, 2007, trading securities at estimated fair value were $788 million and $779 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $30 million and $107 million, respectively. The Company had pledged $118 million and $407 million of its assets, at estimated fair value, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at September 30, 2008 and December 31, 2007, respectively.

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled ($95) million and ($137) million for the three months and nine months ended September 30, 2008, respectively, and $21 million and $52 million for the three months and nine months ended September 30, 2007, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in estimated fair value of ($105) million and ($149) million for the three months and nine months ended September 30, 2008, respectively, and $17 million and $28 million for the three months and nine months ended September 30, 2007, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	September 30, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$33,192	$1,302	$599	$62,410	$784	$768
Interest rate floors	48,517	634	—	48,937	621	—
Interest rate caps	24,646	93	—	45,498	50	—
Financial futures	10,466	106	103	12,302	89	57
Foreign currency swaps	20,357	1,120	1,312	21,201	1,480	1,719
Foreign currency forwards	6,220	208	83	4,177	76	16
Options	7,541	1,360	—	6,565	713	1
Financial forwards	18,676	182	33	11,937	122	2
Credit default swaps	4,378	121	23	6,625	58	33
Synthetic GICs	4,097	—	—	3,670	—	—
Other	250	—	44	250	43	—

Total	$178,340	$5,126	$2,197	$223,572	$4,036	$2,596

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

In connection with the acquisition of a residential mortgage origination and servicing business in the third quarter of 2008, the Company acquired, as well as commenced issuing, interest rate lock commitments and financial forwards to sell residential mortgage-backed securities. The Company uses financial forwards to sell securities as economic hedges against the risk of changes in the fair value of mortgage loans held-for-sale and interest rate lock commitments. Interest rate lock commitments are short-term commitments to fund mortgage loan applications in process for a fixed term at a fixed price. During the term of an interest rate lock commitment, the Company is exposed to the risk that interest rates will change from the rate quoted to the potential borrower. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to SFAS 133. Interest rate lock commitments and financial forwards to sell residential mortgage-backed securities are included in financial forwards in the preceding table.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and fair value of derivatives by type of hedge designation at:

	September 30, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	( In millions)

Fair value	$11,160	$564	$197	$10,006	$650	$99
Cash flow	4,226	161	214	4,717	161	321
Foreign Operations	2,335	114	56	1,674	11	114
Non-qualifying	160,619	4,287	1,730	207,175	3,214	2,062

Total	$178,340	$5,126	$2,197	$223,572	$4,036	$2,596

The following table presents the settlement payments recorded in income for the:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Qualifying hedges:
Net investment income	$6	$7	$8	$24
Interest credited to policyholder account balances	26	(7)	89	(28)
Other expenses	(2)	(2)	(3)	—
Non-qualifying hedges:
Net investment income	3	—	2	—
Net investment gains (losses)	5	70	(14)	200

Total	$38	$68	$82	$196

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

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Changes in the fair value of derivatives	$(401)	$313	$(379)	$311
Changes in the fair value of the items hedged	411	(313)	384	(309)

Net ineffectiveness of fair value hedging activities	$10	$—	$5	$2

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

For the three months and nine months ended September 30, 2008 and 2007, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and nine months ended September 30, 2008 related to such discontinued cash flow hedges were losses of $6 million and $13 million, respectively, and for the three months and nine months ended September 30, 2007, related to such discontinued cash flow hedges were losses of $0 and $3 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months and nine months ended September 30, 2008 and 2007.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Other comprehensive income (loss) balance at the beginning of the period	$(318)	$(248)	$(270)	$(208)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	123	(110)	77	(198)
Amounts reclassified to net investment gains (losses)	126	31	119	73
Amounts reclassified to net investment income	2	3	7	11
Amortization of transition adjustment	—	(1)	1	(2)
Amounts reclassified to other expenses	—	—	(1)	(1)

Other comprehensive income (loss) balance at the end of the period	$(67)	$(325)	$(67)	$(325)

At September 30, 2008, $18 million of the deferred net loss on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the three months and nine months ended September 30, 2008 and 2007.

The Company’s consolidated statement of stockholders’ equity for the three months and nine months ended September 30, 2008 includes gains of $197 million and $176 million, respectively, related to foreign currency

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

contracts and non-derivative financial instruments used to hedge its net investments in foreign operations and for the three months and nine months ended September 30, 2007 includes losses of $86 million and $169 million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At September 30, 2008 and December 31, 2007, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income (loss) related to these hedges was $193 million and $369 million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income (loss) are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, purchased caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (vi) financial forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) synthetic guaranteed interest contracts; (viii) credit default swaps and total rate of return swaps to synthetically create investments; (ix) basis swaps to better match the cash flows of assets and related liabilities; (x) credit default swaps held in relation to trading portfolios; (xi) swaptions to hedge interest rate risk; (xii) inflation swaps to reduce risk generated from inflation-indexed liabilities; and (xiii) interest rate lock commitments.

The following table presents changes in fair value related to derivatives that do not qualify for hedge accounting:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$1,453	$87	$1,170	$(397)
Policyholder benefits and claims	62	10	121	(6)
Net investment income (1)	42	9	81	—

Total	$1,557	$106	$1,372	$(403)

(1)	Changes in fair value related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting and changes in fair value related to derivatives held in relation to trading portfolios.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; and guaranteed investment contracts with equity or bond indexed crediting rates.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of the Company’s embedded derivatives at:

	September 30,	December 31,
	2008	2007
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$14	$6
Call options in equity securities	(60)	(16)

Net embedded derivatives within asset host contracts	$(46)	$(10)

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$463	$284
Other	(29)	52

Net embedded derivatives within liability host contracts	$434	$336

The following table presents changes in fair value related to embedded derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net investment gains (losses)	$31	$(204)	$(29)	$(41)

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 18 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2008 and December 31, 2007, the Company was obligated to return cash collateral under its control of $2.1 billion and $833 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $169 million and $678 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

As of September 30, 2008 and December 31, 2007, the Company provided securities collateral for various arrangements in connection with derivative instruments of $437 million and $162 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange-traded futures, which require the pledging of collateral. As of September 30, 2008 and December 31, 2007, the Company pledged securities collateral for exchange-traded futures of $117 million and $167 million, respectively,

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of September 30, 2008 and December 31, 2007, the Company provided cash collateral of $142 million and $102 million, respectively, which is included in premiums and other receivables in the consolidated balance sheet.

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of the referenced credit obligations is zero, was $1,475 million at September 30, 2008. The credit default swaps expire at various times during the next six years.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at September 30, 2008:

	September 30, 2008
		Maximum Amount of
	Fair Value of	Future Payments
	Credit Default	under Credit	Weighted Average
Rating Agency Designation of Referenced Credit Obligations (1)	Swaps	Default Swaps (2)	Years to Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$—	$45	2.4
Credit default swaps referencing indices	(8)	1,200	4.3

Subtotal	(8)	1,245	4.3

Baa
Single name credit default swaps (corporate)	—	60	2.7
Credit default swaps referencing indices	(1)	105	3.1

Subtotal	(1)	165	2.9

Ba
Single name credit default swaps (corporate)	—	55	3.5
Credit default swaps referencing indices	—	—	—

Subtotal	—	55	3.5

B
Single name credit default swaps (corporate)	—	10	4.9
Credit default swaps referencing indices	—	—	—

Subtotal	—	10	4.9

Caa and lower
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

	$(9)	$1,475	4.1

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $1,475 million from the table above was $20 million as of September 30, 2008.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Closed Block

On April 7, 2000, (the “Demutualization Date”), MLIC converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving MLIC’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC. See also Note 9 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	September 30,	December 31,
	2008	2007
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,428	$43,362
Other policyholder funds	313	323
Policyholder dividends payable	774	709
Policyholder dividend obligation	—	789
Payables for collateral under securities loaned and other transactions	6,389	5,610
Other liabilities	450	290

Total closed block liabilities	51,354	51,083

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $30,490 and $29,631, respectively)	29,252	30,481
Equity securities available-for-sale, at estimated fair value (cost: $302 and $1,555, respectively)	266	1,875
Mortgage loans on real estate	7,384	7,472
Policy loans	4,351	4,290
Real estate and real estate joint ventures held-for-investment	393	297
Short-term investments	2	14
Other invested assets	1,291	829

Total investments	42,939	45,258
Cash and cash equivalents	1,184	333
Accrued investment income	481	485
Deferred income tax assets	1,245	640
Premiums and other receivables	179	151

Total assets designated to the closed block	46,028	46,867

Excess of closed block liabilities over assets designated to the closed block	5,326	4,216

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of ($444) and $424, respectively	(825)	751
Unrealized gains (losses) on derivative instruments, net of income tax benefit of ($11) and ($19), respectively	(21)	(33)
Allocated to policyholder dividend obligation, net of income tax benefit of $0 and ($284), respectively	—	(505)

Total amounts included in accumulated other comprehensive income (loss)	(846)	213

Maximum future earnings to be recognized from closed block assets and liabilities	$4,480	$4,429

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block policyholder dividend obligation is as follows:

	Nine Months	Year
	Ended	Ended
	September 30, 2008	December 31, 2007
	(In millions)

Balance at beginning of period	$789	$1,063
Change in unrealized investment and derivative gains (losses)	(789)	(274)

Balance at end of period	$—	$789

Information regarding the closed block revenues and expenses is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$667	$686	$2,004	$2,069
Net investment income and other revenues	573	590	1,714	1,753
Net investment gains (losses)	23	(6)	(50)	44

Total revenues	1,263	1,270	3,668	3,866

Expenses
Policyholder benefits and claims	812	833	2,459	2,505
Policyholder dividends	384	376	1,134	1,114
Other expenses	54	57	164	174

Total expenses	1,250	1,266	3,757	3,793

Revenues, net of expenses before income tax	13	4	(89)	73
Provision (benefit) for income tax	2	—	(38)	24

Revenues, net of expenses and income tax	$11	$4	$(51)	$49

The change in the maximum future earnings of the closed block is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Balance at end of period	$4,480	$4,427	$4,480	$4,427
Less: Cumulative effect of a change in accounting principle, net of income tax	—	—	—	(4)
Balance at beginning of period	4,491	4,431	4,429	4,480

Change during period	$(11)	$(4)	$51	$(49)

MLIC charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Institutional
Group life	$3,374	$3,326	$14,274	$13,997	$2,775	$2,364
Retirement & savings	39,004	37,947	56,830	51,586	77	213
Non-medical health & other	11,304	10,617	518	501	717	597
Individual
Traditional life	52,854	52,493	—	—	1,441	1,480
Universal & variable life	1,123	985	15,285	14,898	1,609	1,572
Annuities	3,244	3,063	38,551	37,807	80	76
Other	—	—	2,574	2,410	—	—
Auto & Home	3,201	3,273	—	—	48	51
International	9,827	9,826	5,379	4,961	1,436	1,296
Corporate & Other	4,831	4,644	5,721	4,532	263	345

Total	$128,762	$126,174	$139,132	$130,692	$8,446	$7,994

7.	Long-term and Short-term Debt

The following represent significant changes in debt from the amounts reported in Note 10 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

Senior Notes

On August 15, 2008, the Holding Company remarketed its existing $1,035 million 4.82% Series A junior subordinated debentures as 6.817% senior debt securities, Series A, due 2018 payable semi-annually. The Series A junior subordinated debentures were originally issued in connection with the common equity units in 2005. See Notes 9 and 10 for further discussion.

Repurchase Agreements with the Federal Home Loan Bank

During the nine months ended September 30, 2008, MetLife Bank, N.A. (“MetLife Bank”) received advances totaling $945 million from the FHLB of NY, which were included in long-term debt. MetLife Bank also made repayments of $171 million to the FHLB of NY during the nine months ended September 30, 2008.

Short-term Debt

Short-term debt was $1.1 billion and $667 million at September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Company’s short-term debt consisted of commercial paper with a weighted average interest rate of 2.6% and 5.3%, respectively. During the nine months ended September 30, 2008 and 2007, the commercial paper’s average daily balance was $808 million and $1.4 billion, respectively, and was outstanding for an average of 31 days and 32 days, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.3 billion as of September 30, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at September 30, 2008, $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. Information on these credit facilities as of September 30, 2008 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$3,000	$1,004	$—	$1,996
MetLife Bank, N.A.	July 2009	300	—	—	300

Total		$3,300	$1,004	$—	$2,296

(1)	Proceeds are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015.

Committed Facilities.  Information on committed facilities as of September 30, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	$500	$—	$490	$10	7
MetLife, Inc.	August 2009 (2), (3)	500	—	500	—	0
Exeter Reassurance Company Ltd.	December 2027 (2)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	2,632	—	868	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	—	1,328	1,568	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2), (4)	3,500	—	1,000	2,500	29

Total		$11,546	$2,632	$3,728	$5,186

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	In August 2008, the Holding Company entered into a one-year, $500 million letter of credit facility with an unaffiliated financial institution. Exeter Reassurance Company, Ltd. is a co-applicant under this letter of credit facility. All borrowings under the letter of credit facility must be repaid by August 2009, except that letters of credit outstanding upon termination may remain outstanding until August 2010.

(4)	In September 2008, MetLife Reinsurance Company of Vermont (“MRV”) and the Holding Company entered into a 30-year, $3.5 billion letter of credit facility with an unaffiliated financial institution. These letters of credit serve as collateral for MRV’s obligations under a reinsurance agreement.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Letters of Credit.  At September 30, 2008, the Company had outstanding $4.8 billion in letters of credit from various financial institutions, of which $3.7 billion and $1.0 billion were part of the aforementioned committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

8.	Collateral Financing Arrangements

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

Simultaneous with the issuance of the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 55 basis points in exchange for the payment of 3-month LIBOR plus 112 basis points, payable quarterly on such amount as adjusted, as described below. Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the fair value of the surplus notes. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus notes. In addition, the Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement. During the three months ended September 30, 2008, the Holding Company paid $238 million to the unaffiliated financial institution related to a decline in the fair value of the surplus notes. This payment reduced the amount under the agreement on which the Holding Company’s interest payment is due but did not reduce the outstanding amount of the surplus notes. In addition, the Holding Company had pledged collateral of approximately $380 million and $0 to the unaffiliated financial institution as of September 30, 2008 and December 31, 2007, respectively.

A majority of the proceeds from the offering of the surplus notes were placed in trust to support MRC’s statutory obligations associated with the assumed closed block liabilities. The trust is a VIE which is consolidated by the Company. At September 30, 2008 and December 31, 2007, the Company held assets in the trust associated with the transaction of $2.1 billion and $1.9 billion, respectively.

Associated with Secondary Guarantees

In May 2007, the Holding Company and MetLife Reinsurance Company of South Carolina (“MRSC”), a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S.Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At September 30, 2008 and December 31, 2007, $2.6 billion and $2.4 billion, respectively, had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. Proceeds from the collateral financing arrangement were placed in trust to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trust is a VIE which is consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trust.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In connection with the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 70 basis points, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. For the nine months ended September 30, 2008, the Holding Company paid $205 million to the unaffiliated financial institution as a result of the decline in the fair value of the assets in the trust. All of this $205 million was deposited into the trust. No such payment was made for the three months ended September 30, 2008.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. There was no collateral pledged under the agreement as of September 30, 2008 and December 31, 2007.

At September 30, 2008, and December 31, 2007, the Company held assets in trust of $2.7 billion and $2.3 billion, respectively, associated with this transaction.

9.	Junior Subordinated Debentures

Junior Subordinated Debentures Underlying Common Equity Units

In June 2005, the Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debentures for a total of $2,134 million, in exchange for $64 million in trust common securities of MetLife Capital Trust II and MetLife Capital Trust III, both subsidiary trusts of MetLife, Inc., and $2,070 million in aggregate cash proceeds from the sale by the subsidiary trusts of trust preferred securities, constituting part of the common equity units more fully described in Note 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report. The subsidiary trusts each issued $1,035 million of trust preferred securities and $32 million of trust common securities. The trust common securities were issued to the Holding Company. On August 6, 2008, MetLife Capital Trust II was dissolved and $32 million of the Series A junior subordinated debentures returned to the Holding Company concurrently with the cancellation the $32 million of trust common securities of MetLife Capital Trust II held by MetLife, Inc. Upon dissolution of the MetLife Capital Trust II, the remaining $1,035 million of Series A junior subordinated debentures were distributed to the holders of the trust preferred securities and such trust preferred securities were cancelled. In connection with the remarketing transaction on August 15, 2008, the remaining $1,035 million MetLife, Inc. Series A junior subordinated debentures were modified, as permitted by their terms, to be 6.817% senior debt securities Series A, due August 15, 2018. The Company did not receive any proceeds from the remarketing. See also Notes 7 and 10.

Other Junior Subordinated Debentures Issued by the Holding Company

In April 2008, MetLife Capital Trust X, a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “Trust Securities”) with a face amount of $750 million. The Trust Securities will be exchanged into a like amount of the Holding Company’s junior subordinated debentures on April 8, 2038, the scheduled redemption date, mandatorily under certain circumstances, and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is April 8, 2068. The Holding Company may cause the redemption of the Trust Securities or debentures (i) in whole or in part, at any time on or after April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the Trust Securities or debentures is payable semi-annually at a fixed rate of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. In the event the Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

at an annual rate of 3-month LIBOR plus a margin equal to 5.540%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the Trust Securities, the Holding Company entered into a replacement capital covenant (“RCC”). As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before April 8, 2058, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2038 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities.

10.	Common Equity Units

The Holding Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units consisted of trust preferred securities issued by MetLife Capital Trust II and MetLife Capital Trust III, which held junior subordinated debentures of the Holding Company, and stock purchase contracts issued by the Holding Company. See Note 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for a description of the common equity units.

As described in Notes 7 and 9, on August 15, 2008, the Holding Company closed the successful remarketing of the Series A portion of the junior subordinated debentures underlying the common equity units. The junior subordinated debentures were modified as permitted by their terms to be 6.817% senior debt securities Series A, due August 15, 2018. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt.

The initial settlement of the stock purchase contracts occurred on August 15, 2008, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 20,244,549 shares of its common stock held in treasury at a value of $1,064 million to settle the stock purchase contracts.

A second remarketing transaction involving the trust preferred securities issued by MetLife Capital Trust III or the junior subordinated debentures issued by the Holding Company and held as assets of the trust is expected to be completed in February 2009, with approximately $1 billion of additional proceeds, which will be used to settle the payment obligations of holders of common equity units under the applicable stock purchase contract. Upon the settlement of the stock purchase contracts, the Holding Company will receive proceeds of approximately $1 billion in exchange for approximately 20 million to 24 million shares of the Holding Company’s common stock.

If the remarketing attempt in February 2009 is unsuccessful, there will be up to two additional attempts to remarket the securities, and, if a successful remarketing does not occur on the third attempt, which would be expected to occur in August 2009, the Company may elect to retain or sell the collateral securities underlying the common equity units, which would satisfy in full holders’ payment obligations under the applicable stock purchase contract, and, in exchange, to deliver shares of the Holding Company’s common stock.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2008.

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

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class action seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court has certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. The court heard oral argument on defendants’ motion for summary judgment on September 25, 2008.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has directed the manner and form of notice to the class of the pendency of the action, but plaintiffs have not yet distributed the notice. MLIC and the Holding Company have moved for summary judgment, and plaintiffs have moved for partial summary judgment. The court heard oral argument on the parties’ motions for summary judgment on September 19, 2008.

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

As reported in the 2007 Annual Report, MLIC received approximately 7,200 asbestos-related claims in 2007. During the nine months ended September 30, 2008 and 2007, MLIC received approximately 3,700 and 3,500 new asbestos-related claims, respectively. See Note 16 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain.

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

During 1998, MLIC paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provided for recovery of losses up to $1.5 billion in excess of a $400 million self-insured retention. The Company’s initial option to commute the excess insurance policies for asbestos-related claims would have arisen at the end of 2008. On September 29, 2008, MLIC entered into agreements commuting the excess insurance policies as of September 30, 2008. As a result of the commutation of the policies, MLIC will receive cash and securities totaling approximately $632 million on or before January 30, 2009. Of this total, MLIC received approximately $115 million in fixed maturity securities on September 26, 2008, and MLIC received approximately $200 million in cash on October 29, 2008. MLIC will receive the remainder of the recoverable, approximately $317 million, in cash on or before January 30, 2009. MLIC recognized a loss on commutation of $35.3 million during the three months and nine months ended September 30, 2008.

The excess insurance policies for asbestos-related claims were subject to annual and per claim sublimits. Amounts exceeding the sublimits during 2007, 2006 and 2005 were approximately $16 million, $8 million and $0, respectively. Amounts were recoverable under the policies annually with respect to claims paid during the prior calendar year. Each asbestos-related policy contained an experience fund and a reference fund that provided for payments to MLIC at the commutation date if the reference fund was greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund was less than the return specified in the experience fund. The return in the reference fund was tied to performance of the S&P 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2008 for the amounts paid with respect to asbestos litigation in excess of the retention. The foregone loss reimbursements were approximately $62.2 million with respect to claims for the period of 2002 through 2007.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. MLIC regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through September 30, 2008.

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

As of September 30, 2008, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

One putative class action lawsuit involving sales practices claims is pending against MLIC in Canada. In Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998), plaintiff alleges misrepresentations regarding dividends and future payments for life insurance policies and seeks unspecified damages. Ace Quan v. Metropolitan Life Ins. Co. (Ont. Gen. Div., filed April 1997), in which plaintiff alleged similar claims, has been dismissed.

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

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions and “mass” actions, pending in Louisiana and Mississippi against Metropolitan Property and Casualty Insurance Company relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. The deadlines for filing actions in Louisiana and Mississippi have expired. It is reasonably possible that additional actions will be filed in other states. The Company intends to continue to defend vigorously against these matters, although appropriate matters may be resolved as part of the ordinary claims adjustment process.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion for class certification has been filed and briefed. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007)  was filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The court granted the defendants’ motion to dismiss, and plaintiff appealed the dismissal. The Company is vigorously defending against the claims in these matters.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and in January 2008, MSI received notice of the commencement of an administrative action by the Illinois Department of Securities. MSI’s motion to dismiss the action was denied. MSI intends to vigorously defend against the claims in this matter.

In June 2008, the Environmental Protection Agency issued a Notice of Violation (“NOV”) regarding the operations of EME Homer City Generation L.P. (“EME Homer”), an electrical generation facility. The NOV alleges, among other things, that EME Homer is in violation of certain federal and state Clean Air Act requirements. Homer City 0L6 LLC, an entity owned by MLIC, is a passive investor with a minority interest in the electrical generation facility which is solely operated by the lessee, EME Homer. EME Homer has been notified of its obligation to indemnify Homer City OL6 LLC and MLIC for any claims resulting from the NOV.

Other Litigation

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs filed a class action complaint consolidating claims from several separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated complaint alleged that the Holding Company, MLIC, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. In August and September 2007, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust and the RICO claims. In January 2008, the court issued an order granting defendants’ summary judgment motion on the ERISA claims, and in February 2008, the court dismissed the remaining state law claims on jurisdictional grounds. Plaintiffs have filed a notice of appeal regarding the orders dismissing their RICO and federal antitrust claims. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs assert legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs seek rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In January and May 2008, the court issued orders granting the defendants’ motion to dismiss in part, dismissing all of plaintiffs’ claims except for claims under the Investment Advisers Act. Defendants’ motion to dismiss claims under the Investment Advisers Act was denied. The Company will vigorously defend against the remaining claims in this matter.

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

Argentina

The Argentinean economic, regulatory and legal environment, including interpretations of laws and regulations by regulators and courts, is uncertain. Potential legal or governmental actions related to pension reform, fiduciary responsibilities, performance guarantees and tax rulings could adversely affect the results of the Company. Upon acquisition of Citigroup’s insurance operations in Argentina, the Company established insurance liabilities, most significantly death and disability policy liabilities, based upon its interpretation of Argentinean law at the time and the Company’s best estimate of its obligations under such law. In 2006, a decree was issued by the Argentine Government regarding the taxability of pesification-related gains resulting in the reduction of certain tax liabilities. In 2007, pension reform legislation in Argentina was enacted which changed the Company’s obligations and resulted in the elimination of the death and disability liabilities and the establishment of a liability for servicing obligations. In October 2008, Argentine government announced its intention to nationalize private pensions. Details of the proposed nationalization plan are uncertain, and the plan is subject to approval by the Argentine legislature. Due to the current uncertainty, we are unable to assess at this time the likelihood of the potential nationalization. Further governmental or legal actions related to our operations in Argentina could negatively impact our operations in Argentina and result in future losses.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.6 billion and $4.2 billion at September 30, 2008 and December 31, 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $6.0 billion and $4.0 billion at September 30, 2008 and December 31, 2007, respectively. Included in the September 30, 2008 unfunded commitments were $2.5 billion of residential mortgage loan unfunded commitments related to the residential mortgage origination and servicing business acquired in the third quarter of 2008.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.2 billion at September 30, 2008 and December 31, 2007, respectively.

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

In addition, the Company indemnifies its directors and officers as provided in its charters, by-laws and director indemnity plan. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.

The Company has also guaranteed minimum investment returns on certain international retirement funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

During the nine months ended September 30, 2008, the Company recorded $7 million of additional liabilities for guarantees related to certain investment transactions. The term for these liabilities varies, with a maximum of 18 years. The maximum potential amount of future payments the Company could be required to pay under these guarantees is $202 million. In the third quarter of 2008, the Company released $7 million of previously recorded

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

liabilities related to indemnifications provided in connection with a certain disposition and other investment transactions. The Company’s recorded liabilities were $6 million at both September 30, 2008 and December 31, 2007 for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs, the Company’s maximum amount at risk, assuming the value of the referenced credits is zero, was $1,475 million at September 30, 2008. The credit default swaps expire at various times during the next six years.

See also Note 4 for disclosures related to credit default swap obligations.

12.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. As of September 30, 2008, virtually all of the Subsidiaries’ obligations have been calculated using the traditional formula. The cash balance formula utilizes hypothetical or notional accounts, which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

The components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Service cost	$41	$41	$123	$123	$6	$6	$16	$20
Interest cost	94	87	285	264	25	25	77	77
Expected return on plan assets	(130)	(126)	(393)	(379)	(22)	(21)	(66)	(65)
Amortization of prior service cost	3	3	11	9	(9)	(9)	(27)	(27)
Amortization of prior actuarial losses	7	17	18	51	—	—	—	—

Net periodic benefit cost	$15	$22	$44	$68	$—	$1	$—	$5

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost amortized from accumulated other comprehensive income (loss) were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Amortization of prior service cost (credit)	$3	$3	$11	$9	$(9)	$(9)	$(27)	$(27)
Amortization of net actuarial (gains) losses	7	17	18	51	—	—	—	—

Subtotal	10	20	29	60	(9)	(9)	(27)	(27)
Deferred income tax	(4)	(8)	(11)	(23)	3	3	9	9

Components of net periodic benefit cost amortized from accumulated other comprehensive income (loss), net of income tax (1)	$6	$12	$18	$37	$(6)	$(6)	$(18)	$(18)

(1)	Other comprehensive income also includes $4 million of amounts which were included in accumulated other comprehensive income (loss) which were reversed upon disposition of RGA.

As disclosed in Note 17 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report, the Company expected to make discretionary contributions of up to $150 million to the Subsidiaries’ qualified pension plans during 2008. As of September 30, 2008, the Company had made discretionary contributions of $300 million to the Subsidiaries’ qualified pension plans. The Company does not expect to make any further discretionary contributions during 2008. The Company funds benefit payments for its non-qualified pension and other postretirement plans as due through its general assets.

13.	Equity

Preferred Stock

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.50% Non-Cumulative Preferred Stock, Series B is as follows for the nine months ended September 30, 2008 and 2007:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

August 15, 2008	August 31, 2008	September 15, 2008	$0.2555555	$6	$0.4062500	$24
May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	7	$0.4062500	24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$22		$72

August 15, 2007	August 31, 2007	September 17, 2007	$0.4063333	$10	$0.4062500	$24
May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	10	$0.4062500	24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	10	$0.4062500	24

				$30		$72

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

In February 2008, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11,161,550 shares of the Company’s outstanding common stock that the bank borrowed from third parties. In May 2008, the bank delivered an additional 864,646 shares of the Company’s common stock to the Company resulting in a total of 12,026,196 shares being repurchased under the agreement. The Company recorded the shares repurchased as treasury stock.

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company also repurchased 1,550,000 shares through open market purchases for $88 million during the nine months ended September 30, 2008. The Company repurchased 3,171,700 shares through open market purchases for $200 million during the year ended December 31, 2007.

The Company repurchased 21,266,418 and 15,067,021 shares of its common stock for $1,250 million and $975 million, respectively, during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, an aggregate of $1,261 million remains available under the Company’s January 2008 and April 2008 common stock repurchase programs. The Company does not intend to make any further purchases under the common stock repurchase program in 2008.

In connection with the split-off of RGA as described in Note 2, the Company received from MetLife stockholders 23,093,689 shares of the Company’s common stock with a fair market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1,716 million resulting in a loss on disposition, including transaction costs, of $458 million.

As described in Note 10, in August 2008 the Company delivered 20,244,549 shares of its common stock from treasury stock for $1,035 million in connection with the initial settlement of the stock purchase contracts issued as part of the common equity units sold in June 2005.

During the nine months ended September 30, 2008 and 2007, 22,448,918 and 3,369,060 shares of common stock were issued from treasury stock for $1,179 million and $149 million, respectively.

See Note 19 regarding the common stock offering on October 8, 2008.

Stock-Based Compensation Plans

Description of Plans

The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), authorized the granting of awards in the form of options to buy shares of the Company’s common stock (“Stock Options”) that either qualify as incentive Stock Options under Section 422A of the Internal Revenue Code or are non-qualified. The MetLife, Inc. 2000 Directors Stock Plan, as amended (the “Directors Stock Plan”), authorized the granting of awards in the form of the Company’s common stock, non-qualified Stock Options, or a combination of the foregoing to outside Directors of the Company. Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, as amended (the “2005 Stock Plan”), awards granted may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards, and Stock-Based Awards (each as defined in the 2005 Stock Plan). Under the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Directors Stock Plan”), awards granted may be in the form of non-qualified Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, or Stock-Based Awards (each as defined in the 2005 Directors Stock Plan). The Stock Incentive Plan, Directors Stock Plan, 2005 Stock Plan and the 2005 Directors Stock Plan are hereinafter collectively referred to as the “Incentive Plans.”

As of September 30, 2008, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 55,610,061 and 1,894,876, respectively.

Compensation expense of $24 million and $99 million, and income tax benefits of $9 million and $35 million, related to the Incentive Plans was recognized for the three months and nine months ended September 30, 2008, respectively. Compensation expense of $26 million and $120 million, and income tax benefits of $9 million and $42 million, related to the Incentive Plans was recognized for the three months and nine months ended September 30, 2007, respectively. Compensation expense is principally related to the issuance of Stock Options and Performance Shares. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until attainment of retirement eligibility, a greater proportion

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of the aggregate fair value for awards granted on or after January 1, 2006 is recognized immediately on the grant date.

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

During the nine months ended September 30, 2008, the Company granted 3,386,750 Stock Option awards with a weighted average exercise price of $60.14 for which the total fair value on the date of grant was $60 million. The number of Stock Options outstanding as of September 30, 2008 was 26,254,777 with a weighted average exercise price of $41.74.

Compensation expense of $11 million and $42 million related to Stock Options was recognized for the three months and nine months ended September 30, 2008, respectively, and $11 million and $45 million related to Stock Options was recognized for the three months and nine months ended September 30, 2007, respectively.

As of September 30, 2008, there was $52 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.94 years.

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

During the nine months ended September 30, 2008, the Company granted 928,200 Performance Share awards for which the total fair value on the date of grant was $54 million. The number of Performance Shares outstanding as of September 30, 2008 was 2,604,475 with a weighted average fair value of $55.94. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined following the end of the respective performance period. The three-year performance period associated with the Performance Shares awarded for 2005 was completed effective December 31, 2007. The final performance factor applied to the 968,425 Performance Shares associated with the 2005 grant outstanding as of December 31, 2007 were settled in the amount of 1,936,850 shares of the Company’s common stock on April 30, 2008.

Compensation expense of $13 million and $57 million related to Performance Shares was recognized for the three months and nine months ended September 30, 2008, respectively, and $15 million and $75 million related to Performance Shares was recognized for the three months and nine months ended September 30, 2007, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As of September 30, 2008, there was $70 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.79 years.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net income	$630	$1,019	$2,224	$3,199
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax	166	(49)	135	(76)
Unrealized gains (losses), net of related offsets and income tax	(4,822)	274	(8,448)	(1,228)
Foreign currency translation adjustments, net of income tax	(379)	117	(299)	223
Defined benefit plans adjustment, net of income tax	4	6	4	19

Other comprehensive income (loss)	(5,031)	348	(8,608)	(1,062)

Comprehensive income (loss)	$(4,401)	$1,367	$(6,384)	$2,137

14.	Other Expenses

Information on other expenses is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Compensation	$924	$890	$2,675	$2,654
Commissions	856	857	2,569	2,348
Interest and debt issue costs	263	264	821	714
Amortization of DAC and VOBA	703	502	1,790	1,690
Capitalization of DAC	(778)	(813)	(2,332)	(2,234)
Rent, net of sublease income	91	75	274	226
Minority interest	(9)	(6)	(15)	17
Insurance tax	144	122	396	364
Other (1)	737	592	1,913	1,786

Total other expenses	$2,931	$2,483	$8,091	$7,565

(1)	In connection with an enterprise-wide cost reduction and revenue enhancement initiative, the Company recognized within Corporate & Other, during the three months ended September 30, 2008, an initial accrual for post-employment related expenses of $73 million incurred under an existing benefit arrangement. No amounts were paid in connection with the accrual during the three months ended September 30, 2008. The Company expects the initiative to be fully implemented by December 31, 2010.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

15.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions, except share and per common share data)

Weighted average common stock outstanding for basic earnings per share	718,114,168	743,958,113	716,704,688	746,895,607
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units	241,875	7,839,308	2,724,737	7,102,226
Exercise or issuance of stock-based awards	8,578,009	10,895,652	9,208,513	11,164,558

Weighted average common stock outstanding for diluted earnings per share	726,934,052	762,693,073	728,637,938	765,162,391

Earnings per common share:
Income from continuing operations	$1,061	$943	$2,563	$3,037
Preferred stock dividends	30	34	94	102

Income from continuing operations available to common shareholders	$1,031	$909	$2,469	$2,935

Basic	$1.44	$1.22	$3.44	$3.93

Diluted	$1.42	$1.19	$3.39	$3.84

Income (loss) from discontinued operations, net of income tax	$(431)	$76	$(339)	$162

Basic	$(0.60)	$0.10	$(0.47)	$0.22

Diluted	$(0.59)	$0.10	$(0.47)	$0.21

Net income	$630	$1,019	$2,224	$3,199
Preferred stock dividends	30	34	94	102

Net income available to common shareholders	$600	$985	$2,130	$3,097

Basic	$0.84	$1.32	$2.97	$4.15

Diluted	$0.83	$1.29	$2.92	$4.05

The Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. These common equity units consisted of trust preferred securities issued by trusts and stock purchase contracts issued by the Company. On August 15, 2008, the Company closed the successful remarketing of the Series A portion ($1,035 million), of the junior subordinated debentures underlying the common equity units. The initial settlement of the stock purchase contracts on August 15, 2008 resulted in the issuance of 20,244,549 shares of the Company’s common stock in exchange for proceeds of $1,035 million. The shares issued are reflected in basic earnings per common share as of the date of their issuance. The remaining stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method, and are dilutive when the average closing price of the Company’s common stock for each of the 20 trading days before the close of the accounting period is greater than or equal to the threshold appreciation price of $53.10. During the periods ended September 30, 2008 and 2007, the average closing price for each of the 20 trading days before

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

September 30, 2008 and 2007, was greater than the threshold appreciation price. Accordingly, the stock purchase contracts were included in diluted earnings per common share. See Notes 7, 9, and 10 herein as well as Notes 9, 12 and 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for a description of the common equity units.

16.	Business Segment Information

The Company is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Subsequent to the disposition of RGA and the elimination of the Reinsurance segment as described in Notes 2 and 17, the Company’s business is divided into four operating segments: Institutional, Individual, International, and Auto & Home, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

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

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. The discontinued operations of RGA are also reported in Corporate & Other. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 17 for disclosures regarding discontinued operations, including real estate.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2008 and 2007. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income, excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items such as expenses associated with certain legal proceedings to Corporate & Other.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto &	Corporate &
For the Three Months Ended September 30, 2008	Institutional	Individual	International	Home	Other	Total
	(In millions)

Revenues
Premiums	$4,065	$1,078	$893	$745	$8	$6,789
Universal life and investment-type product policy fees	215	893	264	—	—	1,372
Net investment income	1,862	1,641	334	48	166	4,051
Other revenues	223	147	—	9	42	421
Net investment gains (losses)	203	363	277	(67)	(31)	745

Total revenues	6,568	4,122	1,768	735	185	13,378

Expenses
Policyholder benefits and claims	4,462	1,382	949	471	12	7,276
Interest credited to policyholder account balances	631	496	6	—	—	1,133
Policyholder dividends	—	446	2	1	—	449
Other expenses	612	1,191	412	196	520	2,931

Total expenses	5,705	3,515	1,369	668	532	11,789

Income from continuing operations before provision for income tax	863	607	399	67	(347)	1,589
Provision for income tax	293	207	145	10	(127)	528

Income from continuing operations	570	400	254	57	(220)	1,061
Income from discontinued operations, net of income tax	4	—	—	—	(435)	(431)

Net income	$574	$400	$254	$57	$(655)	$630

				Auto &	Corporate &
For the Three Months Ended September 30, 2007	Institutional	Individual	International	Home	Other	Total
	(In millions)

Revenues
Premiums	$3,081	$1,099	$780	$750	$7	$5,717
Universal life and investment-type product policy fees	201	874	238	—	—	1,313
Net investment income	2,019	1,712	369	47	365	4,512
Other revenues	181	146	4	10	4	345
Net investment gains (losses)	(216)	(23)	19	—	11	(209)

Total revenues	5,266	3,808	1,410	807	387	11,678

Expenses
Policyholder benefits and claims	3,478	1,383	689	453	10	6,013
Interest credited to policyholder account balances	808	506	111	—	—	1,425
Policyholder dividends	—	430	2	2	—	434
Other expenses	570	991	371	207	344	2,483

Total expenses	4,856	3,310	1,173	662	354	10,355

Income from continuing operations before provision for income tax	410	498	237	145	33	1,323
Provision for income tax	139	171	78	36	(44)	380

Income from continuing operations	271	327	159	109	77	943
Income from discontinued operations, net of income tax	1	—	44	—	31	76

Net income	$272	$327	$203	$109	$108	$1,019

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto &	Corporate &
For the Nine Months Ended September 30, 2008	Institutional	Individual	International	Home	Other	Total
	(In millions)

Revenues
Premiums	$11,237	$3,216	$2,717	$2,232	$26	$19,428
Universal life and investment-type product policy fees	647	2,712	847	—	—	4,206
Net investment income	5,859	5,031	960	149	671	12,670
Other revenues	584	450	13	30	64	1,141
Net investment gains (losses)	(428)	(2)	276	(91)	(96)	(341)

Total revenues	17,899	11,407	4,813	2,320	665	37,104

Expenses
Policyholder benefits and claims	12,389	4,169	2,393	1,488	36	20,475
Interest credited to policyholder account balances	1,930	1,501	142	—	—	3,573
Policyholder dividends	—	1,315	5	4	—	1,324
Other expenses	1,778	3,119	1,312	604	1,278	8,091

Total expenses	16,097	10,104	3,852	2,096	1,314	33,463

Income from continuing operations before provision for income tax	1,802	1,303	961	224	(649)	3,641
Provision for income tax	604	433	348	33	(340)	1,078

Income from continuing operations	1,198	870	613	191	(309)	2,563
Income from discontinued operations, net of income tax	9	5	—	—	(353)	(339)

Net income	$1,207	$875	$613	$191	$(662)	$2,224

				Auto &	Corporate &
For the Nine Months Ended September 30, 2007	Individual	Institutional	International	Home	Other	Total
	(In millions)

Revenues
Premiums	$9,279	$3,271	$2,272	$2,205	$23	$17,050
Universal life and investment-type product policy fees	578	2,608	715	—	—	3,901
Net investment income	6,016	5,245	889	142	1,073	13,365
Other revenues	546	446	22	28	63	1,105
Net investment gains (losses)	(509)	(87)	64	12	54	(466)

Total revenues	15,910	11,483	3,962	2,387	1,213	34,955

Expenses
Policyholder benefits and claims	10,337	4,140	1,921	1,329	32	17,759
Interest credited to policyholder account balances	2,305	1,508	269	—	—	4,082
Policyholder dividends	—	1,283	3	3	—	1,289
Other expenses	1,787	3,023	1,150	612	993	7,565

Total expenses	14,429	9,954	3,343	1,944	1,025	30,695

Income from continuing operations before provision for income tax	1,481	1,529	619	443	188	4,260
Provision for income tax	501	522	186	112	(98)	1,223

Income from continuing operations	980	1,007	433	331	286	3,037
Income (loss) from discontinued operations, net of income tax	10	2	(3)	—	153	162

Net income	$990	$1,009	$430	$331	$439	$3,199

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30,	December 31,
	2008	2007
	(In millions)

Institutional	$202,939	$204,005
Individual	229,743	250,691
International	27,179	26,357
Auto & Home	5,844	5,672
Corporate & Other	55,594	72,411

Total	$521,299	$559,136

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and nine months ended September 30, 2008 and 2007. Revenues from U.S. operations were $11.6 billion and $32.1 billion for the three months and nine months ended September 30, 2008, respectively, which both represented 87% of consolidated revenues. Revenues from U.S. operations were $10.3 billion and $31.0 billion for the three months and nine months ended September 30, 2007, respectively, which represented 88% and 89%, respectively, of consolidated revenues.

17.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or fair value less expected disposition costs.

The following information presents the components of income from discontinued real estate operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Investment income	$12	$9	$45	$38
Investment expense	(4)	(8)	(19)	(23)
Net investment gains (losses)	—	—	—	5

Total revenues	8	1	26	20
Provision for income tax	5	—	9	7

Income from discontinued operations, net of income tax	$3	$1	$17	$13

The carrying value of real estate related to discontinued operations was $188 million and $181 million at September 30, 2008 and December 31, 2007, respectively.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the discontinued real estate operations by segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net investment income
Institutional	$7	$(1)	$14	$9
Individual	1	1	10	4
Corporate & Other	—	1	2	2

Total net investment income	$8	$1	$26	$15

Net investment gains (losses)
Institutional	$—	$—	$—	$5
Individual	—	—	—	—
Corporate & Other	—	—	—	—

Total net investment gains (losses)	$—	$—	$—	$5

Operations

As more fully described in Note 2, on September 12, 2008, the Company completed a tax-free split-off of its majority-owned subsidiary, RGA. As a result of the disposition, the Reinsurance segment was eliminated (See also Note 16). RGA’s assets and liabilities were reclassified to assets and liabilities of subsidiaries held-for-sale and its operating results were reclassified to discontinued operations in the accompanying consolidated financial statements. Interest on economic capital associated with the Reinsurance segment has been reclassified to the continuing operations of Corporate & Other.

The following tables present the amounts related to the operations and financial position of RGA that have been reclassified to discontinued operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Premiums	$878	$1,228	$3,535	$3,562
Net investment income	143	189	597	681
Other revenues	16	23	69	60
Net investment gains (losses)	(87)	(62)	(249)	(81)

Total revenues	950	1,378	3,952	4,222

Policyholder benefits and claims	732	1,006	2,989	2,887
Interest credited to policyholder account balances	(29)	36	108	217
Other expenses	213	274	699	928

Total expenses	916	1,316	3,796	4,032

Income before provision for income tax	34	62	156	190
Provision for income tax	10	21	53	67

Income from discontinued operations, net of income tax	24	41	103	123
Loss on disposal, net of income tax	(458)	—	(458)	—

Income (loss) from discontinued operations, net of income tax	$(434)	$41	$(355)	$123

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

December 31, 2007
(In millions)

Fixed maturity securities	$9,398
Equity securities	137
Mortgage and consumer loans	832
Policy loans	1,059
Short-term investments	75
Other invested assets	4,897

Total investments	16,398
Cash and cash equivalents	404
Accrued investment income	78
Premiums and other receivables	1,440
Deferred policy acquisition costs	3,513
Goodwill	96
Other assets	91
Separate account assets	17

Total assets held-for-sale	$22,037

Future policy benefits	$6,159
Policyholder account balances	6,657
Other policyholder funds	2,297
Long-term debt	528
Collateral financing arrangements	850
Junior subordinated debt securities	399
Shares subject to mandatory redemption	159
Current income tax payable	33
Deferred income tax liability	941
Other liabilities	1,918
Separate account liabilities	17

Total liabilities held-for-sale	$19,958

The operations of RGA include direct policies and reinsurance agreements with MetLife and some of its subsidiaries. These agreements are generally terminable by either party on 90 days written notice with respect to future new business. Agreements related to existing business generally are not terminable, unless the underlying policies terminate or are recaptured. These direct policies and reinsurance agreements do not constitute significant continuing involvement by the Company with RGA. Included in continuing operations in the Company’s consolidated statements of operations are amounts related to these transactions, including ceded amounts that reduced premiums and fees by $41 million and $158 million and ceded amounts that reduced policyholder benefits and claims by $18 million and $129 million for the three months and nine months ended September 30, 2008, respectively, and ceded amounts that reduced premiums and fees by $59 million and $171 million and ceded amounts that reduced policyholder benefits and claims by $43 million and $112 million for the three months and nine months ended September 30, 2007, respectively, that have not been eliminated as these transactions are expected to continue after the RGA disposition. Related amounts included in the Company’s consolidated balance sheets that have not been eliminated include assets totaling $805 million and liabilities totaling $542 million at December 31, 2007.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

On August 31, 2007, MetLife Insurance Limited (“MetLife Australia”) completed the sale of its annuities and pension businesses to a third party for $25 million in cash consideration resulting in a gain upon disposal of $41 million, net of income tax. The Company reclassified the assets and liabilities of the annuities and pension businesses within MetLife Australia, which is reported in the International segment, to assets and liabilities of subsidiaries held-for-sale and the operations of the business to discontinued operations for all periods presented. Included were certain fixed maturity securities in a loss position for which the Company recognized a net investment loss on a consolidated basis of $18 million and $59 million, net of income tax, for the three months and nine months ended September 30, 2007, respectively, because the Company no longer had the intent to hold such securities.

The following table presents the amounts related to the operations of MetLife Australia’s annuities and pension businesses:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
	(In millions)

Revenues	$19	$71
Expenses	11	58

Income before provision for income tax	8	13
Provision for income tax	3	4

Income from discontinued operations, net of income tax	5	9
Net investment gains (losses), net of income tax	29	1

Income from discontinued operations, net of income tax	$34	$10

In 2005, the Company completed the sale of SSRM Holdings, Inc. (“SSRM”) to a third party. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife has had an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price is also subject to reduction over five years, depending on retention of certain MetLife-related business. In the second quarter of 2008, the Company paid $3 million, net of income tax, of which $2 million was accrued in the fourth quarter of 2007, related to the termination of certain MetLife-related business. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement.

18.	Fair Value

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The fair value of the Company’s financial instruments which are measured at estimated fair value in the consolidated financial statements is estimated as follows:

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

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is on a net exposure by counterparty basis due to the existence of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not required in the

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

valuation process. It should be noted that the Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. Such agreements serve to effectively mitigate credit risk.

Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

•	Embedded Derivatives — Embedded derivatives principally include certain variable annuity riders and certain guaranteed investment contracts with equity or bond indexed crediting rates. Embedded derivatives are recorded in the financial statements at fair value with changes in fair value adjusted through net income.

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

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at fair value in the interim condensed consolidated financial statements and respective changes in fair value could materially affect net income.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Separate Account Assets — Separate account assets are carried at fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). The fair value of separate account assets are based on the fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The fair value of mutual funds is based upon quoted prices or reported net assets values (“NAVs”) provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. The fair value of hedge funds is based upon NAVs provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

•	Mortgage and Consumer Loans — Mortgage and consumer loans includes residential mortgage loans held-for-sale for which the fair value option was elected and which are carried at estimated fair value. Generally, quoted market prices are not available for residential mortgage loans held-for-sale, accordingly, the estimated fair values of such assets are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties.

•	Mortgage Servicing Rights — The Company has elected to carry mortgage servicing rights at fair value pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156, Accounting for Servicing of Financial Assets. As sales of mortgage servicing rights tend to occur in private transactions where the precise terms and conditions of the sales are typically not readily available, observable market valuations are limited. As such, the Company relies primarily on a discounted cash flow model to estimate the fair value of the mortgage servicing rights. The model requires inputs such as type of loan (fixed vs. variable and agency vs. other), age of loan, loan interest rates and current market interest rates that are generally observable. The model also requires the use of nonobservable inputs including assumptions regarding estimates of discount rates, loan pre-payment, and servicing costs.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The fair value of assets and liabilities measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, and their corresponding fair value hierarchy, are summarized as follows:

	September 30, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable
	and Liabilities	Observable Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$60,336	$7,693	$68,029
Residential mortgage-backed securities	2	46,471	510	46,983
Foreign corporate securities	—	26,597	7,799	34,396
U.S. Treasury/agency securities	5,519	11,051	66	16,636
Commercial mortgage-backed securities	—	15,549	356	15,905
Foreign government securities	255	11,160	520	11,935
Asset-backed securities	—	9,699	3,092	12,791
State and political subdivision securities	—	5,788	124	5,912
Other fixed maturity securities	15	—	43	58

Total fixed maturity securities	5,791	186,651	20,203	212,645

Equity securities:
Common stocks	461	1,003	149	1,613
Non-redeemable preferred stocks	—	296	1,568	1,864

Total equity securities	461	1,299	1,717	3,477

Trading securities	364	188	236	788
Short-term investments (1)	1,411	681	138	2,230
Mortgage and consumer loans (2)	—	1,321	15	1,336
Derivative assets (3)	127	3,666	1,333	5,126
Net embedded derivatives within asset host contracts (4)	—	—	14	14
Mortgage servicing rights (5)	—	—	303	303
Separate account assets (6)	104,332	33,460	2,011	139,803

Total assets	$112,486	$227,266	$25,970	$365,722

Liabilities
Derivative liabilities (3)	$117	$2,015	$65	$2,197
Net embedded derivatives within liability host contracts (4)	—	(29)	463	434
Trading liabilities (7)	30	—	—	30

Total liabilities	$147	$1,986	$528	$2,661

(1)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Mortgage and consumer loans as presented in the table above differ from the amount presented in the consolidated balance sheet as this table only includes residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. The amounts are presented gross in the table above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following tables.

(4)	Net embedded derivatives within asset host contracts are principally presented within other invested assets with certain amounts included within premiums and other receivables. Fixed maturity securities also includes embedded derivatives of ($60) million. Net embedded derivatives within liability host contracts are presented within policyholder account balances.

(5)	Mortgage servicing rights are presented within other assets.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the fair value of separate account assets as prescribed by SOP 03-1.

(7)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities, certain foreign government fixed maturity securities; residential mortgage-backed securities, principally to-be-announced; exchange-traded common stock; and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures, as well as financial forwards to sell residential mortgage-backed securities. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 2 include residential mortgage loans held-for-sale for which there is readily available observable pricing for similar loans or securities backed by similar loans and the unobservable adjustments to such prices are insignificant. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures and financial forwards to sell residential mortgage-backed securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account. Hedge funds owned by separate accounts are also included within this level. Embedded derivatives classified within this level include embedded equity derivatives contained in certain guaranteed investment contracts.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; asset backed securities — including all of those supported by sub-prime mortgage loans; and other fixed maturity securities such as structured securities. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 3 include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimate of fair value is determined using unobservable broker quotes. As it relates to derivatives this category includes: financial forwards including swap spread locks with maturities which extend beyond observable periods; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity riders. This category also includes mortgage servicing rights which are carried at fair value and have multiple significant unobservable inputs including discount rates, estimates of loan prepayments, servicing costs and risk margins.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of the fair value measurements for all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
		Impact of		Gains (Losses) included in:		Purchases,
	Balance,	SFAS 157 and	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	SFAS 159	beginning		Comprehensive	Issuances and	and/or Out	end
	2007	Adoption (1)	of period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	of period
	(In millions)

For the Nine Months Ended September 30, 2008
Fixed maturity securities	$23,354	$(8)	$23,346	$(471)	$(2,790)	$(1,368)	$1,486	$20,203
Equity securities	2,371	—	2,371	(265)	(194)	(222)	27	1,717
Trading securities	183	8	191	(15)	—	65	(5)	236
Short-term investments	179	—	179	—	—	(41)	—	138
Mortgage and consumer loans	—	—	—	—	—	10	5	15
Net derivatives (6)	789	(1)	788	405	—	74	1	1,268
Mortgage servicing rights	—	—	—	1	—	302	—	303
Separate account assets (7)	1,464	—	1,464	(60)	—	295	312	2,011
Net embedded derivatives (8)	(278)	24	(254)	(125)	—	(70)	—	(449)
For the Three Months Ended September 30, 2008
Fixed maturity securities			21,825	(412)	(1,671)	(331)	792	20,203
Equity securities			2,057	(222)	12	(176)	46	1,717
Trading securities			312	(12)	(2)	(62)	—	236
Short-term investments			134	—	—	(12)	16	138
Mortgage and consumer loans			—	—	—	10	5	15
Net derivatives (6)			853	348	—	67	—	1,268
Mortgage servicing rights			—	1	—	302	—	303
Separate account assets (7)			1,694	(88)	—	(57)	462	2,011
Net embedded derivatives (8)			(444)	13	—	(18)	—	(449)

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. The net impact of adoption on Level 3 assets and liabilities presented in the table above was a $23 million increase to net assets. Such amount was also impacted by an increase to DAC of $17 million. The impact of adoption of SFAS 157 on RGA — not reflected in the table above as a result of the reflection of RGA in discontinued operations — was a net increase of $2 million (i.e., a decrease in Level 3 net embedded derivative liabilities of $17 million offset by a DAC decrease of $15 million) for a total impact of $42 million on Level 3 assets and liabilities. This impact of $42 million along with a $12 million reduction in the fair value of Level 2 freestanding derivatives, results in a total net impact of adoption of SFAS 157 of $30 million as described in Note 1.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/losses. Impairments are included within net investment gains (losses) which is reported within the earnings caption of total gains/losses. Lapses associated with embedded derivatives are included with the earnings caption of total gains/losses.

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

The table below summarizes both realized and unrealized gains and losses for the three months and nine months ended September 30, 2008 due to changes in fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
	Net	Net
	Investment	Investment	Other
	Income	Gains (Losses)	Revenues	Total
	(In millions)

For the Nine Months Ended September 30, 2008
Fixed maturity securities	$201	$(672)	$—	$(471)
Equity securities	—	(265)	—	(265)
Trading securities	(15)	—	—	(15)
Short-term investments	1	(1)	—	—
Net derivatives	15	390	—	405
Mortgage servicing rights	—	—	1	1
Net embedded derivatives	—	(125)	—	(125)

For the Three Months Ended September 30, 2008
Fixed maturity securities	87	(499)	—	(412)
Equity securities	—	(222)	—	(222)
Trading securities	(12)	—	—	(12)
Short-term investments	—	—	—	—
Net derivatives	6	342	—	348
Mortgage servicing rights	—	—	1	1
Net embedded derivatives	—	13	—	13

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the three months and nine months ended September 30, 2008 for Level 3 assets and liabilities that are still held at September 30, 2008.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at
	September 30, 2008
	Net	Net
	Investment	Investment	Other
	Income	Gains/Losses	Revenues	Total
	(In millions)

For the Nine Months Ended September 30, 2008
Fixed maturity securities	$191	$(443)	$—	$(252)
Equity securities	—	(248)	—	(248)
Trading securities	(12)	—	—	(12)
Short-term investments	—	—	—	—
Net derivatives	15	345	—	360
Mortgage servicing rights	—	—	1	1
Net embedded derivatives	—	(138)	—	(138)

For the Three Months Ended September 30, 2008
Fixed maturity securities	85	(353)	—	(268)
Equity securities	—	(218)	—	(218)
Trading securities	(12)	—	—	(12)
Short-term investments	—	—	—	—
Net derivatives	6	317	—	323
Mortgage servicing rights	—	—	1	1
Net embedded derivatives	—	8	—	8

Fair Value Option — Mortgage and Consumer Loans

The Company has elected fair value accounting for certain residential mortgage loans held-for-sale. As of September 30, 2008, the fair value carrying amount of $1,336 million is greater than the aggregate unpaid principal amount of $1,312 million by $24 million. None of the loans where the fair value option has been elected are more than 90 days past due or in non-accrual status as of September 30, 2008.

Residential mortgage loans held-for-sale accounted for under SFAS 159 are initially measured at estimated fair value. Gains and losses from initial measurement, subsequent changes in estimated fair value, and gains or losses on sales are recognized in other revenues. Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is recorded in net investment income.

Changes in fair value of $13 million have been included in the statement of income for residential mortgage loans held-for-sale for both the three months and nine months ended September 30, 2008.

Changes in estimated fair value due to instrument-specific credit risk are estimated based on changes in credit spreads for non-agency loans and adjustments in individual loan quality, of which there were none in the three months and nine months ended September 30, 2008.

Non-Recurring Fair Value Measurements

Certain non-financial assets are measured at fair value on a non-recurring basis (e.g. goodwill and other intangibles considered impaired).

MetLife, Inc.

Notes to Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2008, the Company held $180 million in mortgage loans which are carried at fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $95 million was related to impaired mortgage loans held-for-investment and $85 million to certain mortgage loans held-for-sale. These impaired mortgage loans were recorded at fair value and represent a nonrecurring fair value measurement. The fair value was categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $15 million and $57 million for the three months and nine months ended September 30, 2008, respectively.

At September 30, 2008, the Company held $30 million in cost basis other limited partnership interests which were impaired during the three months ended September 30, 2008 based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $17 million and $33 million for the three months and nine months ended September 30, 2008, respectively.

19.	Subsequent Events

On October 8, 2008, the Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2.3 billion. Of the shares issued, 75,000,000 shares were issued from treasury stock.

On October 28, 2008, the Company’s Board of Directors approved an annual dividend for 2008 of $0.74 per common share payable on December 15, 2008 to stockholders of record as of November 10, 2008. The Company estimates the aggregate dividend payment to be $587 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below and the Company’s interim condensed consolidated financial statements included elsewhere herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the SEC. These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets; (iii) uncertainty about the effectiveness of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital and generate fee income and market-related revenue; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures; (xvi) catastrophe losses; (xvii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xviii) downgrades in MetLife’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xix) economic, political, currency and other risks relating to the Company’s international operations; (xx) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxi) changes in accounting standards, practices and/or policies; (xxii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxiii) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (xxiv) the effects of business disruption or economic contraction due to terrorism or other hostilities; (xxv) MetLife’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; (xxvi) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; and (xxvii) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the SEC.

Executive Summary

MetLife is a leading provider of insurance and other financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its domestic and international subsidiaries and affiliates, MetLife, Inc. offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. Subsequent to the disposition of Reinsurance Group of America, Incorporated (“RGA”) and the elimination of the Reinsurance Segment as described in “— Acquisitions and Dispositions,” MetLife is organized into four operating segments: Institutional, Individual, International and Auto & Home, as well as Corporate & Other.

Since mid-September, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. The U.S. Government, as well as governments in many foreign markets in which the Company operates, have responded to address market imbalances and taken meaningful steps intended to eventually restore market confidence. The Company continues to assess the conditions in the financial markets and the unprecedented responses by the U.S. Government. For example, MetLife Funding Inc. has been accepted in the Federal Reserve’s Commercial Paper Funding Facility. In this environment, the Company benefits from the strength of its franchise, diversification of its businesses and strong financial fundamentals. The Company’s Individual and Institutional segments tend to behave differently under these extraordinary market conditions. In the Company’s Individual segment, which includes individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis. Within the Institutional segment, the retirement & savings business includes pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as global guaranteed interest contracts (“GICs”) that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management’s expectations. In addition, management continues to control the liquidity exposure that can arise from the various features contained in funding agreements related to retirement & savings. While the Company’s securities lending business has been affected by the extraordinary market environment, management plans to continue to lend securities and has appropriate policies and guidelines in place to manage this activity at a reduced level. During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. On October 8, 2008, the Company issued common stock, the proceeds of which are to be used for general corporate purposes and potential strategic initiatives. Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. Management has taken steps to strengthen liquidity in light of its assessment of the impact of market conditions and will continue to monitor the situation closely. The public equity markets continue to decline and credit spreads continue to widen across asset sectors worldwide. These deteriorating market conditions continue to impact the market value of the Company’s investment portfolio, resulting in increased unrealized losses. See also “— Liquidity and Capital Resources — Extraordinary Market Conditions.”

The summary results of operations presented below, as well as the more detailed discussion of results of operations for the Company and its four operating segments as presented within “— Results of Operations — Discussion of Results,” should be read in conjunction with the foregoing description of the unprecedented market conditions and “— Liquidity and Capital Resources — Extraordinary Market Conditions.”

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007

The Company reported $600 million in net income available to common shareholders and earnings per diluted common share of $0.83 for the three months ended September 30, 2008 compared to $985 million in net income available to common shareholders and earnings per diluted common share of $1.29 for the three months ended September 30, 2007. Net income available to common shareholders decreased by $385 million, or 39%, for the three months ended September 30, 2008 compared to the 2007 period.

The decrease in net income available to common shareholders was principally due to an increase in losses from discontinued operations of $507 million. This was primarily the result of the split-off of substantially all of the Company’s interest in RGA in September 2008 whereby stockholders of the Company were offered the opportunity to exchange their MetLife shares for shares of RGA Class B common stock.

The decrease in net income available to common shareholders was also driven by an increase in other expenses of $291 million, net of income tax. The increase in other expenses was due to:

-	Higher DAC amortization in the Individual segment primarily related to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance and net investment gains, both in the current period, and business growth. This increase in DAC was partially offset by higher DAC amortization in the Institutional segment in the prior period due to the adoption of SOP 05-1.

-	An increase in corporate expenses primarily related to an enterprise-wide cost reduction and revenue enhancement initiative. As a result of a strategic review the Company began in 2007, it launched an enterprise initiative called Operational Excellence. This initiative began in April 2008 and management expects the initiative to be fully implemented by December 31, 2010. This initiative is focused on reducing complexity, leveraging scale, increasing productivity, improving the effectiveness of the Company’s operations and providing a foundation for future growth. The Company recognized within Corporate & Other during the current period an initial accrual for post-employment related expenses.

-	Higher legal costs in Corporate & Other principally driven by costs associated with the commutation of three asbestos insurance policies as well as higher expenses in the Institutional and International segments as well as Corporate & Other associate with business growth and higher corporate support expenses.

Premiums, fees and other revenues increased by $785 million, net of income tax, principally driven by increases resulting from business growth in the Institutional and International segments as well as Corporate & Other, while increases in policyholder benefits and claims and policyholder dividends of $831 million, net of income tax, were driven by increases in Institutional and International segments as a result of this business growth as well as an increase in policyholder benefits and claims within the Institutional segment resulting from a charge due to a liability adjustment in the group annuity business and unfavorable mortality in the current period. In addition, policyholder benefits and claims increased in the International segment due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment gains on the invested assets supporting those liabilities. Policyholder benefits and claims were also slightly adversely impacted by an increase in catastrophe losses in the Auto & Home segment.

The decrease in net income available to common shareholders was offset by a decrease in net investment losses of $620 million, net of income tax, partially offset by a decrease in net investment income of $300 million, net of income tax. The decrease in net investment losses is due to an increase in losses on fixed maturity and equity securities which were more than offset by gains on derivatives. The losses on fixed maturity and equity securities are principally attributable to an increase in impairments mainly related to financial services industry holdings which experienced losses as a result of bankruptcies, Federal Deposit Insurance Corporation (“FDIC”) receivership, and federal government assisted capital market infusion transactions in the third quarter 2008 as well as other credit related impairments in conjunction with overall market declines. Derivative gains were driven by gains on freestanding derivatives and on embedded derivatives associated with variable annuity riders. Gains on freestanding derivatives were driven by gains on credit default swaps which were economic hedges of certain of the aforementioned impairments, gains from foreign currency derivatives due to U.S. dollar strengthening as well as gains on equity options and futures hedging embedded derivatives. The gains on the equity options and futures more than offset losses on the portion of the underlying embedded derivative liability that is hedged by these equity derivatives. Losses on the embedded derivative liability were driven by poor equity market performance in the third quarter; however, such losses were more than offset by gains on the valuation of the embedded derivative liability resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivatives. Overall, the poor equity performance was more than offset by gains from the Company’s own credit spread in the valuation of such embedded derivatives liabilities.

The decrease in net investment income was due to a decrease in yields, partially offset by an increase due to growth in the average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, fixed maturity securities, real estate joint ventures, mortgage loans, and short-term investments partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income during the remainder of 2008 due to increased volatility in equity and credit markets. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to growth in average invested assets, primarily within short-term investments, mortgage loans, other invested assets including derivatives, other limited partnership interests, and real estate joint ventures. The average asset base attributable to fixed maturity securities decreased slightly.

A decrease in interest credited to policyholder account balances of $190 million, net of income tax, resulted from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, partially offset by an increase from growth in the average policyholder account balance, primarily the result of continued growth in the global GIC and funding agreement products, all of which occurred within the Institutional segment. There was also a decrease in interest credited in the International segment as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities.

The remainder of the variance is due to the change in effective tax rates between periods.

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007

The Company reported $2.1 billion in net income available to common shareholders and earnings per diluted common share of $2.92 for the nine months ended September 30, 2008 compared to $3.1 billion in net income available to common shareholders and earnings per diluted common share of $4.05 for the nine months ended September 30, 2007. Net income available to common shareholders decreased by $967 million, or 31%, for the nine months ended September 30, 2008 compared to the 2007 period.

The decrease in net income available to common shareholders was principally due to an increase in losses from discontinued operations of $501 million. This was primarily the result of the split-off of substantially all of the Company’s interest in RGA in September 2008 whereby stockholders of the Company were offered the opportunity to exchange their shares of MetLife, Inc. common stock for shares of RGA Class B common stock.

There was a decrease in net investment income of $452 million, net of income tax, partially offset by a decrease in net investment losses of $81 million, net of income tax. The decrease in net investment income was due to a decrease in yields, partially offset by an increase due to growth in average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, other invested assets including derivatives, and short-term investments, partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income, during the remainder of 2008 due to increased volatility in equity and credit markets. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to growth in average invested assets, primarily within other limited partnership interests, mortgage loans, short-term investments, and other invested assets including derivatives.

The decrease in net investment losses is due to an increase in losses on fixed maturity and equity securities which were more than offset by gains on derivatives. The losses on fixed maturity and equity securities are principally attributable to an increase in impairments mainly related to financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and federal government assisted capital market infusion transactions in the third quarter 2008 as well as other credit related impairments in conjunction with overall market declines occurring throughout the year. Derivative gains were driven by gains on freestanding derivatives offset by losses on embedded derivatives associated with variable annuity riders. Gains on freestanding derivatives were driven by gains on credit default swaps which were economic hedges of certain of the aforementioned impairments as well as gains on equity options and futures hedging embedded derivatives. The gains on the equity options and futures partially offset losses on the portion of the underlying embedded derivative liability that is hedged by these equity derivatives. Losses on the embedded derivative liability were driven by poor equity market performance throughout the year; however, such losses were more than offset by gains on the valuation of the embedded derivative liability resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivatives. Overall, the poor equity performance was more than offset by gains from the Company’s own credit spread in the valuation of such embedded derivatives liabilities.

An increase in other expenses of $342 million, net of income tax, contributed to the decrease in net income. This was principally driven by higher interest expense, higher DAC amortization, higher corporate expenses and business growth. Higher DAC amortization in the Individual segment was primarily due to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period, lower net investment losses in the current period and business growth. This increase in DAC was partially offset by higher DAC amortization in the Institutional segment in the prior period due to the adoption of SOP 05-1. The increase in corporate expenses was primarily in connection with an enterprise-wide cost reduction and revenue enhancement initiative and business growth which occurred during the third quarter as described above. The increase in other expenses was also driven by business growth in the International segment.

Premiums, fees and other revenues increased by $1.8 billion, net of income tax, across all of the Company’s operating segments but most notably within the Institutional and International segments due to business growth. Policyholder benefits and claims and policyholder dividends increased commensurately by $1.8 billion, net of income tax however; policyholder benefits and claims were also adversely impacted by an increase in catastrophe losses in the Auto & Home segment as well as from a charge within the Institutional segment resulting from a liability adjustment in the group annuity business. These increases were partially offset by a decrease in certain policyholder liabilities in the International segment resulting from a increase in unrealized investment losses on the invested assets supporting those liabilities.

A decrease in interest credited to policyholder account balances of $331 million, net of income tax, resulted from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, offset by an increase from growth in the average policyholder account balance, primarily the result of continued growth in the global GIC and funding agreement products all of which occurred within the Institutional segment. There was also a decrease in interest credited in the International segment as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities.

The remainder of the variance is due to the change in effective tax rates between periods.

Acquisitions and Dispositions

The Company has completed acquisitions in the first three quarters of 2008. All were accounted for using the purchase method of accounting. As a result of these acquisitions, goodwill and other intangible assets have been impacted as follows:

•	In the first quarter of 2008, goodwill and other intangible assets increased by $169 million and $149 million, respectively, in the Institutional and International segments.

•	In the second quarter of 2008, goodwill and other intangible assets increased by $68 million and $5 million, respectively, in Corporate & Other.

•	In the third quarter of 2008, negative goodwill of approximately $6 million was allocated against long-lived assets acquired in Corporate & Other.

On September 12, 2008, the Company completed a tax-free split-off of its majority-owned subsidiary, RGA. The Company and RGA entered into a recapitalization and distribution agreement, pursuant to which the Company agreed to divest substantially all of its 52% interest in RGA to the Company’s stockholders. The split-off was effected through the following:

•	A recapitalization of RGA common stock into two classes of common stock — RGA Class A common stock and RGA Class B common stock. Pursuant to the terms of the recapitalization, each outstanding share of RGA common stock, including the 32,243,539 shares of RGA common stock beneficially owned by the Company and its subsidiaries, was reclassified as one share of RGA Class A common stock. Immediately thereafter, the Company and its subsidiaries exchanged 29,243,539 shares of its RGA Class A common stock — which represented all of the RGA Class A common stock beneficially owned by the Company and its subsidiaries other than 3,000,000 shares of RGA Class A common stock — with RGA for 29,243,539 shares of RGA Class B common stock.

•	An exchange offer, pursuant to which the Company offered to acquire MetLife common stock from its stockholders in exchange for all of its 29,243,539 shares of RGA Class B common stock. The exchange ratio was determined based upon a ratio — as more specifically described in the exchange offering document — of the value of the MetLife and RGA shares during the three-day period prior to the closing of the exchange offer. The 3,000,000 shares of the RGA Class A common stock were not subject to the tax-free exchange.

As a result of completion of the recapitalization and exchange offer, the Company received from MetLife stockholders 23,093,689 shares of the Company’s common stock with a fair market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1,716 million. The resulting loss on disposition, inclusive of transaction costs of $60 million, was $458 million. The 3,000,000 shares of RGA Class A common stock retained by the Company are marketable equity securities which do not constitute significant continuing involvement in the operations of RGA; accordingly, they have been classified within equity securities in the consolidated financial statements of the Company at a cost basis of $157 million which is equivalent to the net book value of the shares. The cost basis will be adjusted to fair value at each subsequent reporting date. The Company has agreed to dispose of the remaining shares of RGA within the next five years. In connection with the Company’s agreement to dispose of the remaining shares, the Company also recognized, in its provision for income tax on continuing operations, a deferred tax liability of $16 million which represents the difference between the book and taxable basis of the remaining investment in RGA.

The impact of the disposition of the Company’s investment in RGA is reflected in the Company’s interim condensed consolidated financial statements for the first time in the three months and nine months ended September 30, 2008. Previously presented financial statements have been updated to reflect the results of RGA as discontinued operations. The disposition of RGA results in the elimination of the Company’s Reinsurance segment. The Reinsurance segment was comprised of the results of RGA, which at disposition became discontinued operations of Corporate & Other, and the interest on economic capital, which has been reclassified to the continuing operations of Corporate & Other.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial and Economic Environment.  Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have less opportunities for disposal. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as the Company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on the Company, in part because the Company has a large investment portfolio and is also dependent upon customer behavior. The Company’s revenues are likely to decline in such circumstances and its profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, the Company could incur significant losses. Even in the absence of a market downturn, the Company is exposed to substantial risk of loss due to market volatility. See “— Liquidity and Capital Resources — Extraordinary Market Conditions.”

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of the Company’s business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for the Company’s financial and insurance products could be adversely affected. In addition, the Company may experience an elevated incidence of claims and lapses or surrenders of policies. The Company’s policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on the Company’s business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact the Company’s business. Management cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on the Company’s business, results of operations and financial condition.

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

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. The PPA is a comprehensive reform of defined benefit and defined contribution plan rules. The provisions of the PPA may, over time, have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. While the impact of the PPA is generally expected to be positive over time, these changes may have adverse short-term effects on the Company’s business as plan sponsors may react to these changes in a variety of ways as the new rules and related regulations begin to take effect.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

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

The Company’s investments in fixed maturity and equity securities, investments in trading securities, and certain short-term investments are reported at their estimated fair value. In determining the estimated fair value of these securities, various methodologies, assumptions and inputs are utilized, as described further below.

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

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves, and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies, and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility, or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is on a net exposure by counterparty basis due to the existence of netting agreements and collateral arrangements. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not required in the valuation process. It should be noted that the Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. Such agreements serve to effectively mitigate credit risk.

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

Embedded Derivatives

Embedded derivatives principally include certain variable annuity riders and certain guaranteed investment contracts with equity or bond indexed crediting rates. Embedded derivatives are recorded in the financial statements at fair value with changes in fair value adjusted through net income.

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

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at fair value in the interim condensed consolidated financial statements and respective changes in fair value could materially affect net income.

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

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business including the ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

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

Reinsurance

The Company enters into reinsurance transactions as a purchaser of reinsurance for its life and property and casualty insurance products. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance contract does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the contract using the deposit method of accounting.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$6,789	$5,717	$19,428	$17,050
Universal life and investment-type product policy fees	1,372	1,313	4,206	3,901
Net investment income	4,051	4,512	12,670	13,365
Other revenues	421	345	1,141	1,105
Net investment gains (losses)	745	(209)	(341)	(466)

Total revenues	13,378	11,678	37,104	34,955

Expenses
Policyholder benefits and claims	7,276	6,013	20,475	17,759
Interest credited to policyholder account balances	1,133	1,425	3,573	4,082
Policyholder dividends	449	434	1,324	1,289
Other expenses	2,931	2,483	8,091	7,565

Total expenses	11,789	10,355	33,463	30,695

Income from continuing operations before provision for income tax	1,589	1,323	3,641	4,260
Provision for income tax	528	380	1,078	1,223

Income from continuing operations	1,061	943	2,563	3,037
Income (loss) from discontinued operations, net of income tax	(431)	76	(339)	162

Net income	630	1,019	2,224	3,199
Preferred stock dividends	30	34	94	102

Net income available to common shareholders	$600	$985	$2,130	$3,097

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007 — The Company

Income from Continuing Operations

Income from continuing operations increased by $118 million, or 13%, to $1,061 million for the three months ended September 30, 2008 from $943 million for the comparable 2007 period.

The following table provides the change from the prior period in income from continuing operations by segment:

$ Change
(In millions)

Institutional	$299
Individual	73
International	95
Auto & Home	(52)
Corporate & Other	(297)

Total change	$118

The Institutional segment’s income from continuing operations increased primarily due to higher net investment gains and a decrease in policyholder benefits and claims related to net investment gains (losses). There was also an increase in interest margins primarily within the group life and retirement & savings businesses, partially offset by a decrease in interest margins on the non-medical health & other business. These increases were offset by less favorable underwriting results within the non-medical health & other and retirement & savings businesses, partially offset by an increase in the group life business. There was also an increase in other expenses primarily related to an increase in non-deferrable volume related expenses and corporate support.

The increase in the International segment’s income from continuing operations was primarily due to an increase in net investment gains. This increase was partially offset by a decrease in Mexico’s income from continuing operations primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment gains on the invested assets supporting those liabilities. Argentina’s income from continuing operations decreased primarily due to a decrease in premiums resulting from pension reform. The home office decreased primarily due to lower expenses in the prior period due to the elimination of intercompany expenses previously charged to the International segment. These decreases were offset by an increase in Ireland’s income from continuing operations primarily due to the impact of foreign currency transaction losses in the prior year. Contributions from the other countries and the favorable impact of foreign currency exchange rates account for the remainder of the change in income from continuing operations.

The Individual segment’s income from continuing operations increased due to an increase in net investment gains, higher net investment income on blocks of business not driven by interest margins, higher universal life and investment-type product policy fees combined with other revenues and lower expenses due to lower non-deferrable volume related expenses. These increases in income from continuing operations were partially offset by higher DAC amortization costs, a decrease in interest margins, unfavorable underwriting results, an increase in interest credited to policyholder account balances, and an increase in policyholder dividends.

Corporate & Other’s income from continuing operations decreased primarily due to an increase in net investment losses, lower net investment income, higher corporate expenses, primarily related to an enterprise-wide cost reduction and revenue enhancement initiative described previously, higher legal costs principally driven by costs associated with the commutation of three asbestos insurance policies, higher interest expense, and a decrease in tax benefits. This decrease was partially offset by higher other revenues, lower interest credited to bankholder deposits, and lower interest on uncertain tax positions.

The Auto & Home segment’s income from continuing operations decreased primarily due to an increase in net investment losses, an increase in policyholder benefits and claims, a decrease in premiums, and a decrease in other revenues. The increase in policyholder benefits and claims comprised primarily of an increase in catastrophe losses primarily resulting from hurricanes Ike, Gustav and Hanna, offset by additional favorable development of prior years’ catastrophe losses and loss adjustment expenses, primarily from hurricane Katrina, and a decrease in non-catastrophe policyholder benefits and claims. The decrease in premiums related to decreased exposures related to a reduction in average earned premium per policy and a decrease primarily related to the Massachusetts reinsurance facility. Offsetting these decreases in premiums was an increase related to a decrease in catastrophe reinsurance costs. This decrease in income from continuing operations was partially offset by an increase in net investment income primarily due to an increase in net investment income related to a realignment of economic capital offset by a decrease in net investment income from a smaller asset base. Also offsetting the decrease in income from continuing operations was a decrease in other expenses and policyholder dividends as well as a decline in the segment’s effective tax rate resulting from a greater proportion of tax advantaged investment income.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $1,207 million, or 16%, to $8,582 million for the three months ended September 30, 2008 from $7,375 million for the comparable 2007 period.

The following table provides the change from the prior period in premiums, fees and other revenues by segment:

$ Change
(In millions)

Institutional	$1,040
Individual	(1)
International	135
Auto & Home	(6)
Corporate & Other	39

Total change	$1,207

The growth in the Institutional segment was due to increases in the retirement & savings, non-medical health & other, and group life businesses. The increase in the retirement & savings business was primarily due to an increase in premiums in the group institutional annuity and structured settlement businesses due to higher domestic sales. The global GIC business increased primarily due to fees earned on a surrender of a GIC contract. These were partially offset by lower premiums from the income annuity business, largely due to lower sales. The growth in the non-medical health & other business was largely due to increases in the dental, disability, accidental death & dismemberment (“AD&D”) and individual disability insurance (“IDI”) businesses. The increase in the dental business was primarily due to organic growth and the impact of an acquisition that closed in the first quarter of 2008. The increases in disability, AD&D, and IDI were primarily due to growth in the business. In addition, long-term care (“LTC”) and group life businesses increased primarily due to growth in their respective businesses, with the group life business being partially offset by a decrease in assumed reinsurance.

The increase in the International segment was primarily due to business growth and the favorable impact of foreign currency exchange rates. The United Kingdom’s premiums, fees and other revenues increased primarily due to the prior year impact of an unearned premium calculation refinement, as well as business growth. Mexico had an increase in fees primarily from growth in its individual business partially offset by a decrease in renewals in its institutional business. Chile’s premiums, fees, and other revenues increased primarily due to higher annuity sales as well as higher institutional premiums from its traditional and bank distribution channels. These increases were partially offset by a decrease in Argentina primarily due to a decrease in premiums resulting from pension reform. Contributions from the other countries and the favorable impact of changes in foreign currency exchange rates account for the remainder of the change in premiums, fees, and other revenues.

The increase in Corporate & Other was due an increase to other revenues which primarily related to MetLife Bank, N.A. (“MetLife Bank”) loan origination and servicing fees as well as a prior year adjustment of surrender values on corporate-owned life insurance policies.

The decrease in the Auto & Home segment was primarily due to a decrease in premiums which related to a reduction in average earned premium per policy related to decreased exposures and a decrease related to the Massachusetts reinsurance facility. Other revenues decreased as well, primarily due to a decrease in corporate owned life insurance. Offsetting these decreases in revenue was a decrease in catastrophe reinsurance costs.

The decrease in the Individual segment was primarily due to a decrease in premiums, which was due to a decrease in immediate annuity premiums and a decline in premiums associated with the Company’s closed block of business, in line with expectations. Partially offsetting these decreases in premiums, fees and other revenues were the growth in premiums from other life products driven by increased renewals of traditional life business, and increases in universal life and investment-type product policy fees combined with other revenues primarily resulting from universal life business growth over the prior period, partially offset by the impact of lower average account balances due to unfavorable equity market performance during the current period.

Net Investment Income

Net investment income decreased by $461 million to $4,051 million for the quarter ended September 30, 2008, from $4,512 million for the comparable 2007 period. Management attributes $732 million of this change to a decrease in yields partially offset by an increase of $271 million due to growth in average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, fixed maturity securities, real estate joint ventures, mortgage loans, and short-term investments partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income, during the remainder of 2008 due to increased volatility in equity and credit markets. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to growth in average invested assets, primarily within short-term investments, mortgage loans, other invested assets including derivatives, other limited partnership interests, and real estate joint ventures. The average asset base attributable to fixed maturity securities decreased slightly.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances, decreased in the Individual segment for the three months ended September 30, 2008 as compared to the prior year. Interest margins decreased in the deferred annuity business and other investment-type products within the Individual segment. Interest margins increased in the group life and retirement & savings businesses within the Institutional segment but decreased within the non-medical health & other business. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $954 million to a gain of $745 million for the quarter ended September 30, 2008 from a loss of $209 million for the comparable 2007 period. The decrease in net investment losses is due to an increase in losses on fixed maturity and equity securities which were more than offset by gains on derivatives. The losses on fixed maturity and equity securities are principally attributable to an increase in impairments mainly related to financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership and federal government assisted capital infusion transactions in the third quarter 2008 as well as other credit related impairments in conjunction with overall market declines. Derivative gains were driven by gains on freestanding derivatives and on embedded derivatives associated with variable annuity riders. Gains on freestanding derivatives were driven by gains on credit default swaps which were economic hedges of certain of the aforementioned impairments, gains from foreign currency derivatives due to U.S. dollar strengthening as well as gains on equity options and futures hedging embedded derivatives. The gains on the equity options and futures more than offset losses on the portion of the underlying embedded derivative liability that is hedged by these equity derivatives. Losses on the embedded derivative liability were driven by poor equity market performance in the third quarter; however, such losses were more than offset by gains on the valuation of the embedded derivative liability resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivatives. Overall, the poor equity performance was more than offset by gains from the Company’s own credit spread in the valuation of such embedded derivatives liabilities.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, including catastrophes, in the Auto & Home segment were unfavorable for the three months ended September 30, 2008, as the combined ratio, including catastrophes increased to 89.0% from 87.3% for the three months ended September 30, 2007. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended September 30, 2008, as the combined ratio, excluding catastrophes, decreased to 79.6% from 84.7% for the three months ended September 30, 2007. Underwriting results were less favorable in the retirement & savings and non-medical health & other businesses partially offset by more favorable group life results in the Institutional segment. Underwriting results were also unfavorable in the life products in the Individual segment.

Other Expenses

Other expenses increased by $448 million, or 18%, to $2,931 million for the three months ended September 30, 2008 from $2,483 million for the comparable 2007 period.

The following table provides the change from the prior period in other expenses by segment:

$ Change
(In millions)

Institutional	$42
Individual	200
International	41
Auto & Home	(11)
Corporate & Other	176

Total change	$448

The increase in other expenses was driven by an increase in the Individual segment due to higher DAC amortization costs primarily relating to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period, net investment gains in the current period, and business growth. Offsetting this increase was a decrease in non-deferrable volume related expenses.

The increase in Corporate & Other was due to post-employment related costs in the current period from an enterprise-wide cost reduction and revenue enhancement initiative described previously, higher MetLife Bank costs, higher corporate support expenses, higher legal costs principally driven by costs associated with the commutation of three asbestos policies, higher deferred compensation expense, and increased interest expense excluding MetLife Bank. These increases were partially offset by reductions in interest credited on bankholder deposits, interest on uncertain tax positions, and other interest expense on MetLife Bank.

The Institutional segment’s other expenses increased due to an increase in non-deferrable volume related expenses and corporate support expenses. Non-deferrable volume related expenses include those expenses associated with information technology, compensation, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage. Additionally, there was an unfavorable impact related to a prior period reduction of an allowance for doubtful accounts. These increases were offset by a decrease in DAC amortization primarily for the implementation of SOP 05-1 in the prior period.

The International segment’s other expenses increased primarily due to business growth. The United Kingdom’s other expenses increased due to lower DAC amortization in the prior year resulting from calculation refinements, as well as business growth. The home office expenses increased primarily due to lower expenses in the prior year due to the elimination of intercompany expenses previously charged to the International segment. Partially offsetting these increases was a decrease in Mexico primarily due to lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years. Contributions from the other countries account for the remainder of the change in other expenses.

The increases in other expenses were offset by a decrease in the Auto & Home segment primarily due to lower information technology charges.

Net Income

Income tax expense for the three months ended September 30, 2008 was $528 million, or 33% of income from continuing operations before provision for income tax, compared with $380 million, or 29% of such income, for the comparable 2007 period. The 2008 and 2007 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective tax rate is primarily attributable to changes in the ratio of permanent differences in income before income taxes.

Income (loss) from discontinued operations, net of income tax, decreased by $507 million for the three months ended September 30, 2008 to a loss of $431 million from income of $76 million for the comparable 2007 period. The decrease was primarily the result of the split-off of substantially all of the Company’s interest in RGA in September 2008 whereby stockholders of the Company were offered the opportunity to exchange their MetLife shares of common stock for shares of RGA Class B common stock. This resulted in a loss on disposal of discontinued operations of $458 million, net of income tax. Income from discontinued operations related to RGA also decreased by $17 million, net of income tax, for the three months ended September 30, 2008. Income from discontinued operations also decreased by $34 million, net of income tax, due to the sale of MetLife Australia’s annuities and pension businesses to a third party in the third quarter of 2007. There was no similar amount recognized in discontinued operations during the three months ended September 30, 2008. These decreases were offset by an increase in income from discontinued real estate operations of $2 million.

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007 — The Company

Income from Continuing Operations

Income from continuing operations decreased by $474 million, or 16%, to $2,563 million for the nine months ended September 30, 2008 from $3,037 million for the comparable 2007 period.

The following table provides the change from the prior period in income from continuing operations by segment:

$ Change
(In millions)

Institutional	$218
Individual	(137)
International	180
Auto & Home	(140)
Corporate & Other	(595)

Total change	$(474)

Corporate & Other’s income from continuing operations decreased primarily due to an increase in net investment losses, lower net investment income, higher interest expense, higher corporate expenses primarily related to an enterprise-wide cost reduction and revenue enhancement initiative described previously, higher legal costs principally driven by costs associated with the commutation of three asbestos insurance policies and a decrease in tax benefits. This decrease was partially offset by lower interest credited to bankholder deposits, lower interest on uncertain tax positions, and higher other revenues.

The Auto & Home segment’s income from continuing operations decreased primarily due to an increase in policyholder benefits and claims, and policyholder dividends, comprised primarily of an increase in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states and hurricanes Ike, Gustav, and Hanna. Also increasing policyholder benefits and claims was an increase from higher non-catastrophe claim frequencies, an increase related to higher earned exposures, and unallocated loss adjusting expenses, primarily resulting from an increase in claims-related compensation costs negatively impacting net income. An increase in net investment losses also decreased income from continuing operations. These decreases were partially offset by lower losses due to severity, additional favorable development of prior years’ catastrophe losses and loss adjustment expenses, primarily from hurricane Katrina, and less favorable development of prior year non-catastrophe losses, an increase in premiums related to increased exposures, a decrease in catastrophe reinsurance costs and an increase resulting from the change in estimate in the prior year on auto rate refunds due to a regulatory examination. Offsetting these increases in premiums was a decrease in premiums related to a reduction in average earned premium per policy and a decrease in premiums from various involuntary programs. In addition, income from continuing operations was favorably impacted by an increase in net investment income. Also contributing to net income were the favorable resolution of a prior year income tax audit, a decrease in other expenses and an increase in other revenues.

The Individual segment’s income from continuing operations decreased due to a decrease in interest margins which relate primarily to the general account portion of its investment-type products. There was also higher DAC amortization, unfavorable underwriting results in life products, an increase in interest credited to policyholder account balances due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business and an increase in policyholder dividends due to growth in the business. These decreases were partially offset by a decrease in net investment losses, higher net investment income on blocks of business not driven by interest margins, higher universal life and investment-type product policy fees, lower expenses primarily driven by the write off of a receivable in the prior period and a decrease in non-deferrable volume-related expenses, and lower annuity benefits.

The Institutional segment’s income from continuing operations increased primarily due to lower net investment losses and a decrease in policyholder benefits and claims related to lower net investment gains (losses). There was also an increase in interest margins primarily within the group life and retirement & savings businesses, partially offset by a decrease on interest margins in the non-medical health & other business. In addition, there was a decrease in other expenses primarily related to lower DAC amortization due to the impact of the implementation of SOP 05-1 and the impact of revisions to certain assets and liabilities in the prior period. These increases were offset by less favorable underwriting results within the group life, non-medical health & other and retirement & savings businesses.

The increase in the International segment’s income from continuing operations was primarily due to an increase in net investment gains. Mexico’s increase in income from continuing operations was primarily due to a decrease in certain policyholder liabilities caused by a increase in the unrealized investment losses on the invested assets supporting those liabilities. Ireland’s income from continuing operations increased primarily due to foreign currency transaction losses in the prior period. Partially offsetting these increases is a decrease in the home office primarily due to lower expenses in the prior year due to the elimination of intercompany expenses previously charged to the International segment. Chile’s income from continuing operations decreased primarily due to higher spending on growth initiatives, as well as higher commissions and compensation expenses due to business growth. Contributions from the other countries accounted for the remainder of the change in the income from continuing operations.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $2,719 million, or 12%, to $24,775 million for the nine months ended September 30, 2008 from $22,056 million for the comparable 2007 period.

The following table provides the change from the prior period in premiums, fees and other revenues by segment:

$ Change
(In millions)

Institutional	$2,065
Individual	53
International	568
Auto & Home	29
Corporate & Other	4

Total change	$2,719

The growth in the Institutional segment was due to increases in the retirement & savings, non-medical health & other and group life businesses. The increase in the retirement & savings business was primarily due to an increase in premiums in the group institutional annuity and structured settlement businesses primarily due to higher sales. The global GIC business increased primarily due to fees earned on a surrender of a GIC contract. These were partially offset by lower premiums from the income annuity business, largely due to lower sales. The non-medical health & other business increased primarily due to growth in the dental, disability, AD&D and IDI businesses, and an acquisition that closed in the first quarter of 2008. Partially offsetting the increase in the non-medical health & other business is a decrease in the LTC business, primarily attributable to a shift to deposit liability-type contracts in the latter part of the prior period, partially offset by growth in the business. The group life business increased primarily due to business growth in term life, partially offset by a decrease in assumed reinsurance and increases in universal life and corporate-owned life insurance products. The increase in universal life products was primarily attributable to lower experience rated refunds and business growth in the current period. The increase in corporate-owned life insurance was largely attributable to higher experience rated refunds in the prior period, as well as an increase in fee income. Partially offsetting these increases was a decrease in life insurance sold to postretirement benefit plans.

The increase in the International segment was primarily due to business growth in the Latin America region, as well as the impact of an acquisition in the Asia Pacific region, and the impact of foreign currency exchange rates. Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales, as well as higher institutional premiums from its traditional and bank distribution channels. Premiums, fees and other revenues increased in Hong Kong primarily due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007. Mexico’s premiums, fees and other revenues increased primarily due to growth in its individual and institutional businesses, as well as the reinstatement of premiums from prior periods. The United Kingdom’s premiums, fees and other revenues increased primarily due to the prior year impact of an unearned premium calculation refinement, as well as business growth. South Korea’s premiums, fees and other revenues increased due to growth in its traditional business as well as in its guaranteed annuity and variable universal life businesses. Australia’s premiums, fees and other revenues increased primarily due to growth in the institutional business and an increase in retention levels. These increases in premiums, fees and other revenues were partially offset by a decrease in Argentina primarily due to pension reform. Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

The growth in the Individual segment was primarily due to higher fee income from business growth in universal life and in other life products, partially offset by the impact of lower average account balances due to unfavorable equity market performance in the current period, a decrease in premiums associated with the Company’s closed block business and a decrease in immediate annuity premiums.

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures, a decrease in catastrophe reinsurance costs, and an increase resulting from the change in estimate in the prior year on auto rate refunds due to regulatory examination, partially offset by a reduction in average earned premium per policy and a decrease in premiums from various involuntary programs.

The increase in Corporate & Other revenues is primarily related to MetLife Bank loan origination and servicing fees from acquisitions in 2008 and prior year adjustment of surrender values on corporate-owned life insurance partially offset by lower revenue from a prior year resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“GALIC”).

Net Investment Income

Net investment income decreased by $695 million to $12,670 million for the nine months ended September 30, 2008 from $13,365 million for the comparable 2007 period. Management attributes $1,611 million of this change to a decrease in yields, partially offset by an increase of $917 million due to growth in average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, other invested assets including derivatives, short-term investments, fixed maturity securities and mortgage loans, partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income, during the remainder of 2008 due to increased volatility in equity and credit markets. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to growth in average invested assets, primarily within other limited partnership interests, mortgage loans, short-term investments, other invested assets including derivatives, real estate joint ventures and fixed maturity securities.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances decreased in the Individual segment for the nine months ended September 30, 2008 as compared to the prior year. Interest margins increased in the group life and retirement & savings businesses, but decreased within the non-medical health & other business, all within the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $125 million to $341 million for the nine months ended September 30, 2008 from $466 million for the comparable 2007 period. The decrease in net investment losses is due to an increase in losses on fixed maturity and equity securities which were more than offset by gains on derivatives. The losses on fixed maturity and equity securities are principally attributable to an increase in impairments mainly related to financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and federal government assisted capital infusion transactions in the third quarter 2008 as well as other credit related impairments in conjunction with overall market declines occurring throughout the year. Derivative gains were driven by gains on freestanding derivatives offset by losses on embedded derivatives associated with variable annuity riders. Gains on freestanding derivatives were driven by gains on credit default swaps which were economic hedges of certain of the aforementioned impairments as well as gains on equity options and futures hedging embedded derivatives. The gains on the equity options and futures partially offset losses on the portion of the underlying embedded derivative liability that is hedged by these equity derivatives. Losses on the embedded derivative liability were driven by poor equity market performance throughout the year; however, such losses were almost entirely offset by gains on the valuation of the embedded derivative liability resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivatives. Overall, the poor equity performance was almost entirely offset by gains from the Company’s own credit spread in the valuation of such embedded derivatives liabilities.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results, including catastrophes, in the Auto & Home segment were unfavorable for the nine months ended September 30, 2008, as the combined ratio, including catastrophes, increased to 93.2% from 87.5% for the nine months ended September 30, 2007. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the nine months ended September 30, 2008, as the combined ratio, excluding catastrophes, decreased to 83.1% from 85.2% for the nine months ended September 30,

2007. Underwriting results were less favorable in the non-medical health & other, retirement & savings and group life businesses in the Institutional segment. Underwriting results were unfavorable in the life products in the Individual segment.

Other Expenses

Other expenses increased by $526 million, or 7%, to $8,091 million for the nine months ended September 30, 2008 from $7,565 million for the comparable 2007 period.

The following table provides the change from the prior period in other expenses by segment:

$ Change
(In millions)

Institutional	$(9)
Individual	96
International	162
Auto & Home	(8)
Corporate & Other	285

Total change	$526

The increase in other expenses was driven by an increase in Corporate & Other primarily due to higher interest expense, post-employment related costs in the current period from an enterprise-wide cost reduction and revenue enhancement initiative primarily related to an enterprise-wide cost reduction and revenue enhancement initiative described previously, higher MetLife Bank costs, corporate support expenses including incentive compensation, rent, start-up costs and information technology costs partially offset by a reduction in deferred compensation expenses, and higher legal costs principally driven by costs associated with the commutation of three asbestos insurance policies. The increases were also partially offset by decreases in interest credited on bankholder deposits and interest on uncertain tax positions.

The international segment’s increase in other expenses was driven mainly by business growth and the impact of foreign currency exchange rates. South Korea’s other expenses increased primarily due to higher spending on advertising and marketing as well as an increase in DAC amortization related to market performance offset by a refinement in DAC capitalization. The United Kingdom’s other expenses increased due to lower DAC amortization in the prior year resulting from calculation refinements, as well as business growth partially offset by foreign currency transaction gains. Other expenses increased in India, Chile and Mexico primarily due to growth initiatives. These increases were partially offset by decreases in Argentina’s other expenses primarily due to a reduction in the liability for pension servicing obligations resulting from a refinement of assumptions and methodology and in Ireland’s other expenses due to foreign currency transaction losses in the prior year, partially offset by higher expenses related to growth initiatives. Contributions from the other countries accounted for the remainder of the change in other expenses.

The Individual segment’s increase in other expenses was primarily due to higher DAC amortization primarily relating to changes in management’s assumptions used to determine estimated gross profits and margins, lower net investment losses in the current period, and business growth. Offsetting the increases in other expenses was the write-off of a receivable from one of the Company’s joint venture partners in the prior period and a decrease in non-deferrable volume-related expenses.

The Institutional segment contributed an offset due to a decrease in DAC amortization associated with the implementation of SOP 05-1 in the prior period and a charge in the prior period related to the reimbursement of certain dental claims. These were offset by increases in non-deferrable volume-related expenses and corporate support expenses.

Other expenses in the Auto & Home segment decreased as a result of minor fluctuations in a number of expense categories, with no single expense category contributing significantly to the change.

Net Income

Income tax expense for the nine months ended September 30, 2008 was $1,078 million, or 30% of income from continuing operations before provision for income tax, compared with $1,223 million, or 29% of such income, for the comparable 2007 period. The 2008 and 2007 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective tax rate is primarily attributable to changes in the ratio of permanent differences to income before income taxes.

Income (loss) from discontinued operations, net of income tax, decreased by $501 million for the nine months ended September 30, 2008 to a loss of $339 million from income of $162 million for the comparable 2007 period. The decrease was primarily the result of the split-off of substantially all of the Company’s interest in RGA in September 2008 whereby stockholders of the Company were offered the opportunity to exchange their MetLife shares of common stock for shares of RGA Class B common stock. This resulted in a loss on disposal of discontinued operations of $458 million, net of income tax. Income from discontinued operations related to RGA also decreased by $20 million, net of income tax, for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company also paid $3 million, of which $2 million was accrued in the fourth quarter of 2007, related to the termination of certain MetLife-related businesses. In the comparable 2007 period, there was income from discontinued operations of $16 million related to the sale of SSRM resulting from a reduction of the additional proceeds from the sale received during the nine months ended September 30, 2007 and of $10 million related to the sale of MetLife Australia’s annuities and pension businesses to a third party. These decreases were offset by an increase in income from discontinued real estate operations of $4 million.

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

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$4,065	$3,081	$11,237	$9,279
Universal life and investment-type product policy fees	215	201	647	578
Net investment income	1,862	2,019	5,859	6,016
Other revenues	223	181	584	546
Net investment gains (losses)	203	(216)	(428)	(509)

Total revenues	6,568	5,266	17,899	15,910

Expenses
Policyholder benefits and claims	4,462	3,478	12,389	10,337
Interest credited to policyholder account balances	631	808	1,930	2,305
Other expenses	612	570	1,778	1,787

Total expenses	5,705	4,856	16,097	14,429

Income from continuing operations before provision for income tax	863	410	1,802	1,481
Provision for income tax	293	139	604	501

Income from continuing operations	570	271	1,198	980
Income from discontinued operations, net of income tax	4	1	9	10

Net income	$574	$272	$1,207	$990

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $299 million, or 110%, to $570 million for the three months ended September 30, 2008 from $271 million for the comparable 2007 period.

Included in this increase were higher earnings of $272 million, net of income tax, from higher net investment gains. In addition, an increase of $57 million, net of income tax, the result of a decrease in policyholder benefits and claims related to net investment gains (losses), contributed to higher earnings. Excluding the impact from net investment gains (losses), income from continuing operations decreased by $30 million, net of income tax, compared to the prior period.

A decrease in underwriting results of $52 million, net of income tax, compared to the prior period, contributed to the decline in income from continuing operations. Management attributed this decrease to the non-medical health & other and retirement & savings businesses of $50 million and $11 million, net of income tax, respectively, partially offset by an increase in the group life business of $9 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

An increase in interest margins of $5 million, net of income tax, compared to the prior period, partially offset the decrease in income from continuing operations. Management attributed this increase primarily to the group life and retirement & savings businesses, which contributed $18 million and $2 million, net of income tax, respectively. Partially offsetting these increases was a decrease in the non-medical health & other business of $15 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

In addition, the increase in other expenses, primarily related to an increase in non-deferrable volume related expenses and corporate support, was more than offset by the remaining increase in premiums, fees, and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $883 million, or 16%, to $6,365 million for the three months ended September 30, 2008 from $5,482 million for the comparable 2007 period.

The increase of $1,040 million in premiums, fees and other revenues was largely due to increases in the retirement & savings, non-medical health & other and group life businesses of $703 million, $212 million and $125 million, respectively.

The increase in the retirement & savings business was primarily due to increases in premiums in the group institutional annuity business of $650 million, primarily due to higher domestic sales. In addition, the structured settlement business contributed $67 million, primarily due to higher sales. Lastly, the global GIC business contributed $41 million to the growth of premiums, fees and other revenues, of which $42 million was primarily due to fees earned on a surrender of a GIC contract. Partially offsetting these increases was the impact of lower sales in the income annuity business of $55 million. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

The growth in the non-medical health & other business was largely due to increases in the dental, disability, AD&D and IDI businesses of $188 million. The increase in the dental business was primarily due to organic growth in the business and the impact of an acquisition that closed in the first quarter of 2008. The increases in disability, AD&D and IDI were primarily due to growth in the business. In addition, the LTC business increased $19 million, primarily attributable to continued growth in the business. The remaining increase in the non-medical health & other business was attributed to business growth across several products.

The group life business increased $125 million, which management primarily attributed to a $117 million increase in term life, mainly due to the net impact of business growth, partially offset by a decrease in assumed reinsurance. In addition, universal life products increased $9 million, primarily due to growth in the business.

Partially offsetting the increase in premiums, fees and other revenues was a decrease in net investment income of $157 million. Management attributed $249 million of this decrease in net investment income to a decrease in yields, primarily due to lower returns on fixed maturity securities, other limited partnership interests, real estate joint ventures, and other invested assets including derivatives, partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income, during the remainder of 2008 due to increased volatility in equity and credit markets. Partially offsetting this decrease in yield was a $92 million increase, attributed to growth in average invested assets, primarily within mortgage loans, other invested assets including derivatives, and real estate joint ventures driven by continued business growth, particularly in short term funding agreements.

Expenses

Total expenses increased by $849 million, or 17%, to $5,705 million for the three months ended September 30, 2008 from $4,856 million for the comparable 2007 period. The increase in expenses was primarily attributable to policyholder benefits and claims and other expenses of $984 million and $42 million, respectively, partially offset by lower interest credited to policyholder account balances of $177 million.

The increase in policyholder benefits and claims of $984 million included an $87 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $1,071 million.

Retirement & savings’ policyholder benefits increased $737 million, which was primarily attributable to the group institutional annuity business of $725 million. The increase in the group institutional annuity business was primarily due to the aforementioned increase in premiums, fees and other revenues and the impact of a charge of $49 million in the current period, due to liability adjustments in this block of business. In addition, the increase in the group institutional annuity business was impacted by unfavorable mortality in the current period. Structured settlements increased $74 million, primarily due to the aforementioned increase in premiums, fees and other revenues, an increase in interest credited on future policyholder benefits, partially offset by favorable mortality in the current period. Partially offsetting these increases in policyholder benefits was a decrease in the income annuity business of $54 million, primarily due to the aforementioned decrease in premiums, fees and other revenues.

Non-medical health & other’s policyholder benefits and claims increased by $256 million. An increase of $200 million was largely due to the aforementioned growth in the dental, disability, AD&D and IDI businesses, coupled with higher claims, which were concentrated in the dental business along with increases in disability and IDI. In addition, LTC increased $58 million due, in part, to the aforementioned growth in premiums, fees and other revenues, an increase in interest credited on future policyholder benefits and the impact of a separate account reserve strengthening, triggered by weaker investment performance in the current period. In addition, the impact of a prior year favorable liability refinement of $15 million contributed to the increase in LTC.

Group life’s policyholder benefits and claims increased $78 million, mostly due to an increase in the term life business of $84 million. The increase in term life was primarily due to the aforementioned increase in premiums, fees and other revenues, partially offset by favorable mortality experience in the current period. Included in the term life increase was the favorable impact of an $8 million charge related to a liability refinement in the prior period.

Higher other expenses of $42 million include an increase in non-deferrable volume related expenses and corporate support expenses of $44 million. Non-deferrable volume related expenses include those expenses associated with information technology, compensation, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage. Additionally, there was a $13 million unfavorable impact related to a prior period reduction of an allowance for doubtful accounts. These increases were offset by a decrease in DAC amortization of $15 million, including a $6 million charge associated with the impact of DAC and VOBA amortization, from the implementation of SOP 05-1 in the prior period.

Management attributed the decrease of $177 million in interest credited to policyholder account balances to a $263 million decrease from a decline in average crediting rates, which was largely due to the impact of lower short-

term interest rates in the current period, partially offset by an $86 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in the global GIC and funding agreement businesses.

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $218 million, or 22%, to $1,198 million for the nine months ended September 30, 2008 from $980 million for the comparable 2007 period.

Included in this increase were higher earnings of $51 million, net of income tax, from lower net investment losses. In addition, an increase of $87 million, net of income tax, the result of a decrease in policyholder benefits and claims related to net investment gains (losses), contributed to higher earnings. Excluding the impact from net investment gains (losses), income from continuing operations increased by $80 million, net of income tax, compared to the prior period.

An increase in interest margins of $118 million, net of income tax, compared to the prior period, contributed to the increase in income from continuing operations. Management attributed this increase to the group life and retirement & savings businesses, which contributed $100 million and $45 million, net of income tax, respectively. Partially offsetting these increases was a decrease in the non-medical health & other business of $27 million, net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

In addition, a decrease in other expenses contributed to the increase in income from continuing operations, due in part to lower expenses related to DAC amortization of $34 million, net of income tax, primarily due to the impact of a $33 million, net of income tax, charge due to the impact of the implementation of SOP 05-1 and the impact of revisions to certain assets and liabilities for a net decrease of $1 million, both in the prior period. The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees, and other revenues.

Lower underwriting results of $131 million, net of income tax, compared to the prior period, partially offset the increase in income from continuing operations. Management attributed this decrease primarily to the group life, non-medical health & other and retirement & savings businesses of $50 million, $46 million and $35 million, all net of income tax, respectively. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,908 million, or 12%, to $18,327 million for the nine months ended September 30, 2008 from $16,419 million for the comparable 2007 period.

The increase of $2,065 million in premiums, fees and other revenues was largely due to increases in the retirement & savings, non-medical health & other and group life businesses of $1,147 million, $568 million and $350 million, respectively.

The increase in the retirement & savings business was primarily due to increases in premiums in the group institutional annuity, structured settlement and global GIC businesses of $1,080 million, $98 million and $41 million, respectively. The increase in both group institutional annuity and the structured settlement businesses were primarily due to higher sales. The increase in the group institutional annuity business was primarily due to large domestic sales and the first significant sale in the United Kingdom business in the current period. Lastly, the global GIC business contributed $41 million to the growth of premiums, fees and other revenues, of which $42 million was primarily due to fees earned on a surrender of a GIC contract. Partially offsetting these increases was the impact of lower sales in the income annuity business of $70 million. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

The growth in the non-medical health & other business was largely due to increases in the dental, disability, AD&D, and IDI businesses of $572 million. The increase in the dental business was primarily due to organic growth in the business and the impact of an acquisition that closed in the first quarter of 2008. The increases in the disability, AD&D, and IDI businesses were primarily due to continued growth in the business. Partially offsetting these increases was a decline in the LTC business of $21 million, primarily due to a $74 million decrease, which management attributed to a shift to deposit liability-type contracts during the latter part of the prior period, partially offset by growth in the business. The remaining increase in the non-medical health & other business was attributed to business growth across several products.

The group life business increased $350 million, which management primarily attributed to a $308 million increase in term life, mainly due to the net impact of business growth, partially offset by a decrease in assumed reinsurance. In addition, universal life and corporate-owned life insurance products increased $37 million and $24 million, respectively. The increase in universal life products was primarily attributable to lower experience rated refunds and business growth in the current period. The increase in corporate-owned life insurance was largely attributable to higher experience rated refunds in the prior period, as well as an increase in fee income, which was mainly generated from new customers acquired in the second half of the prior year. Partially offsetting these increases was a decrease in life insurance sold to postretirement benefit plans of $19 million, primarily the result of the impact of a large sale in the prior period.

Partially offsetting the increase in premiums, fees and other revenues was a decrease in net investment income of $157 million. Management attributed a $621 million decrease in net investment income to a decrease in yields, primarily due to lower returns on other limited partnership interests, real estate joint ventures, other invested assets including derivatives, and fixed maturity securities, partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income, during the remainder of 2008 due to increased volatility in equity and credit markets. Partially offsetting this decrease in yields is a $464 million increase, attributed to growth in average invested assets, primarily within other limited partnership interests, mortgage loans, and real estate joint ventures.

Expenses

Total expenses increased by $1,668 million, or 12%, to $16,097 million for the nine months ended September 30, 2008 from $14,429 million for the comparable 2007 period. The increase in expenses was primarily attributable to policyholder benefits and claims of $2,052 million, partially offset by lower interest credited to policyholder account balances of $375 million and other expenses of $9 million.

The increase in policyholder benefits and claims of $2,052 million included a $133 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $2,185 million.

Retirement & savings’ policyholder benefits increased $1,249 million, which was primarily attributable to the group institutional annuity and structured settlement businesses of $1,194 million and $117 million, respectively. The increase in the group institutional annuity business was primarily due to the aforementioned increase in premiums and the net impact of unfavorable liability adjustments in both periods of $110 million, which was largely due to charges of $107 million in the current period due to liability adjustments in this block of business. In addition, an increase in interest credited on future policyholder benefits contributed to this increase. Partially offsetting these increases was the impact of favorable mortality in the current period. The increase in structured settlements was largely due to the aforementioned increase in premiums, an increase in interest credited on future policyholder benefits and the impact of a favorable liability refinement in the prior year period of $12 million, partially offset by favorable mortality in the current period. Partially offsetting these increases was a decrease of $57 million in the income annuity business, primarily attributable to the aforementioned decrease in premiums, fees and other revenues, partially offset by an increase in interest credited to future policyholder benefits and the impact of a $5 million favorable liability refinement in the prior period.

Non-medical health & other’s policyholder benefits and claims increased by $561 million. An increase of $511 million was largely due to the aforementioned growth in the dental, disability, AD&D and IDI coupled with higher claims, which were concentrated in the dental business along with increases in disability and IDI. In addition, LTC increased $51 million. The LTC increase was primarily attributable to an increase in interest credited on future policyholder benefits, the impact of a separate account reserve strengthening, triggered by weaker investment performance and continued business growth, partially offset by the aforementioned $74 million shift to deposit liability-type contracts. Included in the disability increase was the favorable impact of a $14 million charge related to certain liability refinements in the prior period.

Group life’s policyholder benefits and claims increased $375 million, mostly due to increases in the term life, universal life and corporate owned life insurance products of $308 million, $70 million and $20 million, respectively, partially offset by a decrease of $23 million in life insurance sold to postretirement benefit plans. The increases in term life and universal life were primarily due to the aforementioned increase in premiums, fees and other revenues and included the impact of less favorable mortality experience in the current period. The current period mortality experience was negatively impacted by an unusually high number of large claims in the specialty product areas. An additional component of the term life increase was the impact of prior period net favorable liability refinements of $12 million. The decrease in life insurance sold to postretirement benefit plans was primarily due to the aforementioned decrease in premiums and more favorable mortality in the current period.

Management attributed the decrease of $375 million in interest credited to policyholder account balances to a $647 million decrease from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, partially offset by a $272 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in the global GIC and funding agreement products.

Lower other expenses of $9 million included a decrease in DAC amortization of $53 million, primarily due to a $51 million charge associated with the impact of DAC and VOBA amortization, from the implementation of SOP 05-1 in the prior period. In addition, the impact of a charge of $14 million relating to the reimbursement of certain dental claims in the prior period contributed to the decrease. Non-deferrable volume related expenses and corporate support expenses increased $45 million. Non-deferrable volume related expenses include those expenses associated with information technology, compensation, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage. Additionally, there was a $13 million unfavorable impact related to a prior period reduction of an allowance for doubtful accounts.

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

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$1,078	$1,099	$3,216	$3,271
Universal life and investment-type product policy fees	893	874	2,712	2,608
Net investment income	1,641	1,712	5,031	5,245
Other revenues	147	146	450	446
Net investment gains (losses)	363	(23)	(2)	(87)

Total revenues	4,122	3,808	11,407	11,483

Expenses
Policyholder benefits and claims	1,382	1,383	4,169	4,140
Interest credited to policyholder account balances	496	506	1,501	1,508
Policyholder dividends	446	430	1,315	1,283
Other expenses	1,191	991	3,119	3,023

Total expenses	3,515	3,310	10,104	9,954

Income from continuing operations before provision for income tax	607	498	1,303	1,529
Provision for income tax	207	171	433	522

Income from continuing operations	400	327	870	1,007
Income (loss) from discontinued operations, net of income tax	—	—	5	2

Net income	$400	$327	$875	$1,009

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007 — Individual

Income from Continuing Operations

Income from continuing operations increased by $73 million, or 22%, to $400 million for the three months ended September 30, 2008 from $327 million for the comparable 2007 period. Included in this increase was an increase in net investment gains of $251 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $178 million from the comparable 2007 period.

The decrease in income from continuing operations was driven by the following items:

•	Higher DAC amortization of $143 million, net of income tax, primarily relating to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period, net investment gains in the current period, and business growth.

•	A decrease in interest margins of $70 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $61 million decrease to the deferred annuity business and a $9 million decrease to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

•	Unfavorable underwriting results in life products of $18 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	An increase in interest credited to policyholder account balances of $10 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	An increase in policyholder dividends of $10 million, net of income tax, due to growth in the business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher net investment income on blocks of business not driven by interest margins of $40 million, net of income tax.

•	Higher universal life and investment-type product policy fees combined with other revenues of $17 million, net of income tax, primarily resulting from universal life business growth over the prior period, partially offset by the impact of lower average account balances due to unfavorable equity market performance during the current period.

•	Lower expenses of $13 million, net of income tax, primarily due to lower non-deferrable volume related expenses.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $72 million, or 2%, to $3,759 million for the three months ended September 30, 2008 from $3,831 million for the comparable 2007 period.

Premiums decreased by $21 million primarily due to a decrease in immediate annuity premiums of $27 million and a $19 million decline in premiums associated with the Company’s closed block of business, in line with expectations. These decreases were partially offset by growth in premiums from other life products of $25 million driven by increased renewals of traditional life business.

Universal life and investment-type product policy fees combined with other revenues increased by $20 million primarily resulting from universal life business growth over the prior period, partially offset by the impact of lower average account balances due to unfavorable equity market performance during the current period. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $71 million. Net investment income from the general account portion of investment-type products decreased by $105 million, while other businesses increased by $34 million. Management attributed $58 million of the decrease to a decrease in yields, primarily due to lower returns on other limited partnership interests, mortgage loans and real estate joint ventures, partially offset by higher securities lending results and increases in fixed maturity securities; management also attributed $13 million of the decrease to a lower average asset base across various investment types. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income, during the remainder of 2008 due to increased volatility in equity and credit markets.

Expenses

Total expenses increased by $205 million, or 6%, to $3,515 million for the three months ended September 30, 2008 from $3,310 million for the comparable 2007 period.

Policyholder benefits and claims was impacted by higher guaranteed annuity benefit rider costs net of related hedging results of $23 million and higher amortization of sales inducements of $18 million, which were more than offset by $42 million of revisions to policyholder benefits in the current period. Unfavorable mortality in the life products, including the closed block, increased policyholder benefits and claims by $21 million and was completely offset by a decrease of $21 million commensurate with the change in premiums discussed above. As a result of these changes, policyholder benefits and claims decreased by $1 million.

Interest credited to policyholder account balances decreased by $10 million. Interest credited on the general account portion of investment-type products decreased by $15 million, while other businesses decreased by $10 million. Of the $15 million decrease on the general account portion of investment-type products, management attributed a $20 million decrease to lower crediting rates offset by a $5 million increase due to higher average policyholder account balances. Partially offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $15 million primarily driven by lower lapses in the current year.

Policyholder dividends increased by $16 million due to growth in the business.

Higher other expenses of $200 million include higher DAC amortization of $220 million primarily relating to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period, net investment gains in the current period, and business growth. The remaining decrease in other expenses of $20 million is primarily due to non-deferrable volume related expenses, which include those expenses associated with information technology, compensation and direct departmental spending. Direct departmental spending includes expenses associated with consultants, travel, printing and postage.

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007 — Individual

Income from Continuing Operations

Income from continuing operations decreased by $137 million, or 14%, to $870 million for the nine months ended September 30, 2008 from $1,007 million for the comparable 2007 period. Included in this decrease was a decrease in net investment losses of $55 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $192 million from the comparable 2007 period.

The decrease in income from continuing operations was driven by the following items:

•	A decrease in interest margins of $172 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $165 million decrease to the deferred annuity business and a $7 million decrease to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move gradually over time to reflect market interest rate movements, subject to any minimum guarantees and, therefore, generally does not introduce volatility in expense.

•	Higher DAC amortization of $84 million, net of income tax, primarily relating to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period, lower net investment losses in the current period, and business growth.

•	Unfavorable underwriting results in life products of $60 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	An increase in interest credited to policyholder account balances of $38 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	An increase in policyholder dividends of $21 million, net of income tax, due to growth in the business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher net investment income on blocks of business not driven by interest margins of $75 million, net of income tax.

•	Higher universal life and investment-type product policy fees combined with other revenues of $72 million, net of income tax, primarily resulting from universal life business growth over the prior period, partially offset by the impact of lower average account balances due to unfavorable equity market performance during the current period.

•	Lower expenses of $21 million, net of income tax, primarily due to a write-off of a receivable from one of the Company’s joint venture partners in the prior period and a decrease in non-deferrable volume related expenses.

•	Lower annuity benefits of $5 million, net of income tax, primarily due to higher guaranteed annuity benefit rider costs net of related hedging results and higher amortization of sales inducements, more than offset by revisions to policyholder benefits in the current period.

The change in effective tax rates between periods accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $161 million, or 1%, to $11,409 million for the nine months ended September 30, 2008 from $11,570 million for the comparable 2007 period.

Premiums decreased by $55 million primarily due to a decrease in immediate annuity premiums of $37 million and a $65 million decline in premiums associated with the Company’s closed block of business in line with expectations. These decreases were partially offset by growth in premiums from other life products of $47 million driven by increased renewals of traditional life business.

Universal life and investment-type product policy fees combined with other revenues increased by $108 million primarily resulting from universal life business growth over the prior period, partially offset by the impact of lower average account balances due to unfavorable equity market performance during the current period. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $214 million. Net investment income from the general account portion of investment-type products decreased by $293 million, while other businesses increased by $79 million. Management attributed $180 million of the decrease to a decrease in yields, primarily due to lower returns on other limited partnership interests, mortgage loans and real estate joint ventures, partially offset by higher securities lending results and increases in fixed maturity securities; management also attributed $34 million of the decrease to a lower average asset base across various investment types. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures will decline further, and could reduce net investment income, during the remainder of 2008 due to increased volatility in equity and credit markets.

Expenses

Total expenses increased by $150 million, or 2%, to $10,104 million for the nine months ended September 30, 2008 from $9,954 million for the comparable 2007 period.

Policyholder benefits and claims increased by $29 million. This was primarily due to unfavorable mortality in the life products, including the closed block, of $91 million, higher guaranteed annuity benefit rider costs net of related hedging results of $7 million and higher amortization of sales inducements of $28 million. The increases were partially offset by $42 million of revisions to policyholder benefits in the current period and by a decrease of $55 million commensurate with the change in premiums discussed above.

Interest credited to policyholder account balances decreased by $7 million. Interest credited on the general account portion of investment-type products decreased by $61 million, while other businesses decreased by $4 million. Of the $61 million decrease on the general account portion of investment-type products, management attributed $13 million to lower average policyholder account balances resulting from a decrease in cash flows from annuities and $48 million to lower crediting rates. Partially offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $58 million primarily driven by lower lapses in the current year.

Policyholder dividends increased by $32 million due to growth in the business.

Higher other expenses of $96 million include higher DAC amortization of $129 million primarily relating to changes in management’s assumptions used to determine estimated gross profits and margins associated with unfavorable equity market performance during the current period, lower net investment losses in the current period, and business growth. Offsetting these increases is a decrease in other expenses of $33 million driven by a $24 million decrease associated with a write-off of a receivable from one of the Company’s joint venture partners in the prior period and a decrease in non-deferrable volume related expenses of $9 million, which include those expenses associated with information technology, compensation and direct departmental spending. Direct departmental spending includes expenses associated with consultants, travel, printing and postage.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions.

The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$893	$780	$2,717	$2,272
Universal life and investment-type product policy fees	264	238	847	715
Net investment income	334	369	960	889
Other revenues	—	4	13	22
Net investment gains (losses)	277	19	276	64

Total revenues	1,768	1,410	4,813	3,962

Expenses
Policyholder benefits and claims	949	689	2,393	1,921
Interest credited to policyholder account balances	6	111	142	269
Policyholder dividends	2	2	5	3
Other expenses	412	371	1,312	1,150

Total expenses	1,369	1,173	3,852	3,343

Income from continuing operations before provision for income tax	399	237	961	619
Provision for income tax	145	78	348	186

Income from continuing operations	254	159	613	433
Income (loss) from discontinued operations, net of income tax	—	44	—	(3)

Net income	$254	$203	$613	$430

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007 — International

Income from Continuing Operations

Income from continuing operations increased by $95 million, or 60%, to $254 million for the three months ended September 30, 2008 from $159 million for the comparable 2007 period. Included in this increase was an increase in net investment gains of $162 million, net of income tax, and the favorable impact of changes in foreign exchange rates of $4 million, net of income tax. Excluding the impact of net investment gains (losses) and of changes in foreign currency exchange rates, income from continuing operations decreased by $71 million from the comparable 2007 period.

Income from continuing operations decreased in:

•	Mexico by $62 million, net of income tax, primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment gains on the invested assets supporting those liabilities relative to the prior period, higher claims experience, and higher expenses related to infrastructure costs as well as business growth, partially offset by lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior periods, higher net investment income due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities, and a decrease in liabilities based on a review of outstanding remittances.

•	Argentina by $13 million, net of income tax, due to a decrease in premiums resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, a reduction of claim liabilities in the prior year resulting from an experience review, and an increase in DAC amortization related to market performance, offset by a decrease in claims and market-indexed policyholder liabilities resulting from pension reform. Argentina’s pension business was impacted, in both the current and prior periods, by the impact of valuation allowances against deferred taxes that are released only upon actual payment of taxes.

•	The home office by $13 million, net of income tax, due to lower expenses in the prior year resulting from the elimination of intercompany expenses previously charged to the International segment, an increase in the amount charged for economic capital, as well as higher spending on growth and infrastructure initiatives.

•	Chile by $7 million, net of income tax, primarily due to higher spending on growth initiatives, as well as higher commissions and compensation expenses due to business growth.

•	Australia by $3 million, net of income tax, primarily due to an increase in claim liabilities based on a review of experience.

These decreases were partially offset by increases in:

•	Ireland by $11 million, net of income tax, primarily due to the impact of foreign currency transaction losses in the prior year as well as higher net investment income due to an increase in invested assets. Ireland’s effective tax rate on its losses is higher in the current period due to a higher proportion of losses in the United Kingdom branch operation, which has a higher tax rate.

•	Japan by $7 million, net of income tax, due to an increase of $16 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefits and an increase of $3 million, net of income tax, in guarantee reserves from assumed reinsurance. These increases were partially offset by a decrease of $9 million, net of income tax, in the Company’s earnings from its investment in Japan due to a increase in the costs of guaranteed annuity benefits and an increase in DAC amortization related to market performance partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities, and an increase of $3 million, net of income tax, in fees from assumed reinsurance.

•	Hong Kong by $4 million, net of income tax, primarily due to a lower level of commission expense net of DAC.

•	South Korea by $3 million, net of income tax, due to a refinement in DAC capitalization as well as business growth partially offset by higher claims and higher spending on advertising and marketing.

Contributions from the other countries account for the remainder of the change in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $100 million, or 7%, to $1,491 million for the three months ended September 30, 2008 from $1,391 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $17 million, total revenues increased by $83 million, or 6%, from the comparable 2007 period.

Premiums, fees and other revenues increased by $135 million, or 13%, to $1,157 million for the three months ended September 30, 2008 from $1,022 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $9 million, premiums, fees and other revenues increased by $126 million, or 12%, from the comparable 2007 period.

Premiums, fees and other revenues increased in:

•	The United Kingdom by $33 million primarily due to the prior period impact of an unearned premium calculation refinement, as well as business growth.

•	Mexico by $25 million due to an increase in fees from growth in its individual business partially offset by a decrease in renewals in its institutional business and a decrease in fees due to management’s update of assumptions used to determine estimated gross profits in both the current and prior periods.

•	Chile by $18 million primarily due to higher annuity sales as well as higher institutional premiums from its traditional and bank distribution channels.

•	Brazil, South Korea, India, Australia, and Taiwan by $12 million, $12 million, $9 million, $8 million, and $5 million, respectively, due to business growth.

•	The Company’s Japan operations by $5 million due to an increase in fees from assumed reinsurance.

Partially offsetting these increases, premiums, fees and other revenues decreased in Argentina by $7 million primarily due to a decrease in premiums resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, partially offset by growth in its institutional and bancassurance businesses.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income decreased by $35 million, or 9%, to $334 million for the three months ended September 30, 2008 from $369 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $8 million, net investment income decreased by $43 million, or 11% from the comparable 2007 period.

Net investment income decreased in:

•	Hong Kong by $94 million primarily due to losses in the current period on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	Ireland by $16 million primarily due to losses in the current period on the trading securities portfolio which supports unit-linked policyholder liabilities, partially offset by an increase due to higher invested assets.

•	Brazil by $6 million primarily due to losses in the current period on the trading securities portfolio.

•	The home office by $6 million primarily due to an increase in the amount charged for economic capital.

Partially offsetting these decreases, net investment income increased in:

•	Chile by $29 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets.

•	Mexico by $18 million due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities and higher short-term interest rates.

•	Japan by $15 million due to an increase of $24 million from hedging activities associated with Japan’s guaranteed annuity, offset by a decrease of $9 million, net of income tax, in the Company’s earnings from its investment in Japan due to a increase in the costs of guaranteed annuity benefits and an increase in DAC amortization related to market performance, partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities.

•	Argentina by $8 million primarily due to the transfer of investments from the trading portfolio, which experienced losses in both the current and prior year periods.

•	South Korea and Taiwan by $5 million and $2 million, respectively, primarily due to increases in invested assets as well as higher portfolio yields.

•	India by $1 million primarily due to increases in invested assets.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses increased by $196 million, or 17%, to $1,369 million for the three months ended September 30, 2008 from $1,173 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $12 million, total expenses increased by $184 million, or 16%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $155 million, or 19%, to $957 million for the three months ended September 30, 2008 from $802 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $11 million, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $144 million, or 18%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Mexico by $155 million, primarily due to an increase in certain policyholder liabilities of $104 million caused by an increase in the unrealized investment gains on the invested assets supporting those liabilities relative to the prior year, higher claims experience, an increase in interest credited to policyholder account balances of $14 million commensurate with the growth in investment income from inflation-indexed assets discussed above and business growth.

•	Chile by $48 million primarily due to an increase in the annuity and institutional businesses mentioned above, as well as an increase in inflation indexed policyholder liabilities commensurate with the increase in net investment income from inflation-indexed assets.

•	South Korea by $15 million primarily due to higher claim experience and business growth.

•	The United Kingdom by $11 million primarily due to the reduction in claim liabilities in the prior year based on a review of experience.

•	Australia by $10 million primarily due to growth in the institutional business, as well as an increase in claim liabilities based on a review of experience.

•	Argentina by $6 million due to a reduction of claim liabilities in the prior year from an experience review as well as higher interest credited in the annuity business and business growth, offset by a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants.

•	The Company’s Japan operations by $4 million due to an increase in guarantee reserves from assumed reinsurance.

•	Taiwan by $4 million due to business growth.

Partially offsetting these increases, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased in:

•	Hong Kong and Ireland by $100 million and $18 million, respectively, primarily due to a decrease in interest credited as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities.

Contributions from the other countries account for the remainder of the change in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances.

Other expenses increased by $41 million, or 11%, to $412 million for the three months ended September 30, 2008 from $371 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $1 million, total expenses increased by $40 million, or 11%, from the comparable 2007 period.

Other expenses increased in:

•	The United Kingdom by $23 million primarily due to lower DAC amortization in the prior year resulting from calculation refinements, as well as business growth.

•	The home office by $14 million primarily due to lower expenses in the prior year resulting from the elimination of intercompany expenses previously charged to the International segment, as well as higher spending on growth and infrastructure initiatives.

•	India by $7 million primarily due to increased staffing and growth initiatives.

•	Chile by $6 million due to higher spending on growth initiatives, as well as higher commissions and compensation expenses due to business growth.

•	Argentina by $6 million due to higher commissions from growth in the institutional and bancassurance businesses as well as an increase in DAC amortization related to market performance.

•	Brazil, Belgium and Poland by $3 million, $3 million, and $2 million, respectively, primarily due to higher commissions related to business growth.

Partially offsetting these increases, other expenses decreased in:

•	Mexico by $16 million primarily due to lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior periods and a decrease in liabilities based on a review of outstanding remittances, partially offset by higher expenses related to infrastructure costs as well as business growth.

•	Ireland by $7 million primarily due to the impact of foreign currency transaction losses in the prior period.

•	South Korea by $4 million due to a refinement in DAC capitalization, offset by higher spending on advertising and marketing.

Contributions from the other countries account for the remainder of the change in other expenses.

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007 — International

Income from Continuing Operations

Income from continuing operations increased by $180 million, or 42%, to $613 million for the nine months ended September 30, 2008 from $433 million for the comparable 2007 period. Included in this increase was an increase in net investment gains of $124 million, net of income tax, and the favorable impact of changes in foreign exchange rates of $14 million, net of income tax. Excluding the impact of net investment gains (losses) and of changes in foreign currency exchange rates, income from continuing operations increased by $42 million from the comparable 2007 period.

Income from continuing operations increased in:

•	Mexico by $34 million, net of income tax, primarily due to a decrease in certain policyholder liabilities caused by an increase in the unrealized investment losses on the invested assets supporting those liabilities relative to the prior period, the reinstatement of premiums from prior periods, growth in the individual and institutional businesses, higher net investment income due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities, lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, and a decrease in liabilities based on a review of outstanding remittances, partially offset by higher expenses related to business growth and infrastructure costs, the favorable impact in the prior year of a decrease in experience refunds on Mexico’s institutional business, a lower increase in litigation liabilities in the prior period, a higher claims experience, as well as a valuation allowance established against net operating losses.

•	Ireland by $21 million, net of income tax, due to foreign currency transaction losses in the prior year as well as higher net investment income due to an increase in invested assets. Ireland’s effective tax rate on its losses is higher in the current period due to a higher proportion of losses in the United Kingdom branch operation, which has a higher tax rate. This is partially offset by the utilization in the prior period of net operating losses for which a valuation allowance had been previously established.

•	Hong Kong by $13 million, net of income tax, due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth and a lower level of commission expense net of DAC.

•	The United Kingdom by $4 million, net of income tax, primarily due to business growth.

•	Taiwan by $3 million, net of income tax, primarily due to an increase in invested assets and a refinement in DAC capitalization, offset by an increase in liabilities resulting from a refinement of methodologies related to the estimation of profit emergence on certain blocks of business.

•	Australia by $2 million, net of income tax, primarily due to business growth slightly offset by an increase in claim liabilities based on a review of experience.

•	Argentina by $2 million, net of income tax, primarily due to a reduction in the liability for pension servicing obligations of $23 million, net of income tax, resulting from a refinement of assumptions and the availability of statistics from the government regarding the number of participants transferring to the government-sponsored plan under pension reform which was effective January 1, 2008, a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, partially offset by a reduction of claim liabilities in the prior year resulting from an experience review, an increase in DAC amortization related to market performance and a decrease in death and disability premiums due to pension reform. Argentina’s pension business was impacted, in both the current and prior periods, by the impact of valuation allowances against deferred taxes that are released only upon actual payment of taxes.

Partially offsetting these increases, income from continuing operations decreased in:

•	The home office by $19 million, net of income tax, due to lower expenses in the prior year resulting from the elimination of intercompany expenses previously charged to the International segment, higher economic capital charges and higher spending on growth and infrastructure initiatives.

•	Chile by $6 million, net of income tax, primarily due to higher spending on growth initiatives, as well as higher commissions and compensation expenses due to business growth.

•	Japan by $6 million, net of income tax, due to a decrease of $39 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from an increase in the costs of guaranteed annuity benefits and an increase in DAC amortization related to market performance partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities, the impact of a refinement in assumptions for the guaranteed annuity business, an increase of $26 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefits and an increase of $7 million, net of income tax, in fees from assumed reinsurance.

•	South Korea by $6 million, net of income tax, primarily due to higher claims and operating expenses, including an increase in DAC amortization related to market performance, partially offset by higher revenues from business growth and higher investment yields as well as a refinement in DAC capitalization.

Revenues

Total revenues, excluding net investment gains (losses), increased by $639 million, or 16%, to $4,537 million for the nine months ended September 30, 2008 from $3,898 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $128 million, total revenues increased by $511 million, or 13%, from the comparable 2007 period.

Premiums, fees and other revenues increased by $568 million, or 19%, to $3,577 million for the nine months ended September 30, 2008 from $3,009 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $92 million, premiums, fees and other revenues increased by $476 million, or 15%, from the comparable 2007 period.

Premiums, fees and other revenues increased in:

•	Chile by $153 million primarily due to higher annuity sales as well as higher institutional premiums from its traditional and bank distribution channels.

•	Hong Kong by $81 million primarily due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, as well as business growth.

•	Mexico by $66 million due to growth in its individual and institutional businesses, an increase in fees from growth in its individual business as well as the reinstatement of $8 million of premiums from prior periods partially offset by a decrease of $13 million in experience refunds in the prior year on Mexico’s institutional business and a decrease in fees due to management’s update of assumptions used to determine estimated gross profits in both the current and prior periods.

•	The United Kingdom by $50 million primarily due to the prior year impact of an unearned premium calculation refinement, as well as business growth.

•	South Korea by $48 million due to growth in its traditional business as well as in its guaranteed annuity and variable universal life businesses.

•	Australia by $37 million as a result of growth in the institutional business and an increase in retention levels.

•	India, Brazil, Belgium, Taiwan and Ireland by $26 million, $20 million, $11 million, $3 million and $3 million, respectively, due to business growth.

•	The Company’s Japan operations by $16 million due to an increase in fees from assumed reinsurance.

Partially offsetting these increases, premiums, fees and other revenues decreased in Argentina by $40 million primarily due to a decrease in premiums resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants, partially offset by growth in its institutional and bancassurance businesses.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income increased by $71 million, or 8%, to $960 million for the nine months ended September 30, 2008 from $889 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $36 million, net investment income increased by $35 million, or 4% from the comparable 2007 period.

Net investment income increased in:

•	Chile by $88 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as an increase in invested assets.

•	Mexico by $56 million due to an increase in invested assets, the impact of higher inflation rates on indexed securities as well as the lengthening of the duration of the portfolio, partially offset by a decrease in short-term yields.

•	Argentina by $11 million primarily due to the transfer of investments from the trading portfolio, which experienced losses in both the current and prior year periods.

•	South Korea and Taiwan by $13 million and $6 million, respectively, due to increases in invested assets as well as higher portfolio yields.

•	India by $4 million primarily due to increases in invested assets.

•	Brazil by $2 million due to an increase in invested assets resulting from growth and a capital contribution in the first quarter of 2008 partially offset by losses in the current period on the trading securities portfolio.

•	Japan by $1 million due to an increase of $40 million from hedging activities associated with Japan’s guaranteed annuity business and by the favorable impact from the utilization of the fair value option for certain fixed annuities partially offset by a decrease of $39 million, net of income tax, in the Company’s earnings from its investment in Japan due to an increase in the costs of guaranteed annuity benefits and the impact of a refinement in assumptions for the guaranteed annuity business.

Partially offsetting these increases, net investment income decreased in:

•	Hong Kong by $122 million despite the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, because of the negative investment income for the period due to the losses on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	The home office of $13 million primarily due to an increase in the amount charged for economic capital.

•	Ireland by $13 million primarily due to losses in the current period on the trading securities portfolio which supports unit-linked policyholder liabilities, partially offset by an increase due to higher invested assets resulting from capital contributions in the prior year.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses increased by $509 million, or 15%, to $3,852 million for the nine months ended September 30, 2008 from $3,343 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $108 million, total expenses increased by $401 million, or 12%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $347 million, or 16%, to $2,540 million for the nine months ended September 30, 2008 from $2,193 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $76 million, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $271 million, or 12%, from the comparable 2007 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile by $233 million primarily due to an increase in the annuity and institutional businesses mentioned above, as well as an increase in inflation indexed policyholder liabilities commensurate with the increase in net investment income from inflation-indexed assets.

•	Mexico by $46 million, primarily due to increases in reserves and other policyholder benefits of $46 million commensurate with the growth in premiums discussed above, and an increase in interest credited to policyholder account balances of $34 million commensurate with the growth in investment income from inflation-indexed assets discussed above, partially offset by a decrease in certain policyholder liabilities of $34 million caused by an increase in the unrealized investment losses on the invested assets supporting those liabilities relative to the prior period, as well as lower claims experience.

•	South Korea by $28 million primarily due to higher claim experience and business growth.

•	Australia by $26 million due to growth in the institutional business and an increase in retention levels as well as an increase in claim liabilities based on a review of experience.

•	Brazil by $13 million primarily due to an increase in interest credited to unit-linked policyholder liabilities reflecting the net gains in the trading portfolio.

•	The United Kingdom by $11 million primarily due to the reduction in claim liabilities in the prior year based on a review of experience.

•	India by $10 million due to business growth.

•	Taiwan by $8 million primarily due to an increase in liabilities resulting from a refinement of methodologies related to the estimation of profit emergence on a certain block of business as well as business growth.

•	The Company’s Japan operations by $5 million due to an increase in guarantee reserves from assumed reinsurance.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Hong Kong by $67 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, which includes a decrease in interest credited as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities as discussed in the net investment income section above.

•	Argentina by $24 million primarily due to a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, under which fund administrators no longer provide death and disability coverage to the plan participants slightly offset by a reduction of claim liabilities in the prior year from an experience review as well as an increase in higher interest credited in the annuity business and due to a reduction of claim liabilities in the prior year from an experience review as well as business growth.

•	Ireland by $18 million primarily due to a decrease in interest credited as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities.

Contributions from the other countries account for the remainder of the change in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances.

Other expenses increased by $162 million, or 14%, to $1,312 million for the nine months ended September 30, 2008 from $1,150 million for the comparable 2007 period. Excluding the impact of changes in foreign currency exchange rates of $32 million, total expenses increased by $130 million, or 11%, from the comparable 2007 period.

Other expenses increased in:

•	South Korea by $40 million due to higher spending on advertising and marketing as well as an increase in DAC amortization related to market performance offset by a refinement in DAC capitalization.

•	The United Kingdom by $35 million primarily due to lower DAC amortization in the prior year resulting from calculation refinements, as well as business growth partially offset by foreign currency transaction gains.

•	India by $19 million primarily due to increased staffing and growth initiatives.

•	The home office by $19 million primarily due to lower expenses in the prior year resulting from the elimination of intercompany expenses previously charged to the International segment, as well as higher spending on growth and infrastructure initiatives.

•	Chile by $15 million primarily due to the business growth discussed above as well as higher commissions and compensation costs and higher spending on infrastructure and marketing programs.

•	Hong Kong by $12 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007.

•	Mexico by $10 million primarily due to higher expenses related to business growth and infrastructure costs, as well as a lower increase in litigation liabilities in the prior year partially offset by lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years and a decrease in liabilities based on a review of outstanding remittances.

•	Belgium, Australia, Brazil and Poland by $10 million, $7 million, $7 million and $5 million, respectively, primarily due to higher commissions related to business growth.

Partially offsetting these increases in other expenses were decreases in:

•	Argentina by $27 million, primarily due to a reduction in the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan under the pension reform plan which was effective January 1, 2008. Under the pension reform plan, the Company retains the obligation for administering certain existing and future participants’ accounts for which they receive no revenue. Partially offsetting this decrease are higher commissions from growth in the institutional and bancassurance businesses as well as an increase in DAC amortization related to market performance.

•	Ireland by $18 million due to foreign currency transaction losses in the prior year, partially offset by higher expenses related to growth initiatives.

•	Taiwan by $3 million due to a refinement in DAC capitalization.

Contributions from the other countries account for the remainder of the change in other expenses.

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

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$745	$750	$2,232	$2,205
Net investment income	48	47	149	142
Other revenues	9	10	30	28
Net investment gains (losses)	(67)	—	(91)	12

Total revenues	735	807	2,320	2,387

Expenses
Policyholder benefits and claims	471	453	1,488	1,329
Policyholder dividends	1	2	4	3
Other expenses	196	207	604	612

Total expenses	668	662	2,096	1,944

Income before provision for income tax	67	145	224	443
Provision for income tax	10	36	33	112

Net income	$57	$109	$191	$331

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007 — Auto & Home

Net Income

Net income decreased by $52 million, or 48%, to $57 million for the three months ended September 30, 2008 from $109 million for the comparable 2007 period.

The decrease in net income was primarily attributable to an increase in net investment losses of $44 million, net of income tax, and an increase in policyholder benefits and claims, of $12 million, net of income tax. The increase in policyholder benefits and claims was comprised primarily of an increase of $47 million, net of income tax, in catastrophe losses primarily resulting from hurricanes Ike, Gustav and Hanna, offset by $16 million, net of income tax, of additional favorable development of prior years’ catastrophe losses and loss adjustment expenses, primarily from hurricane Katrina. A decrease in non-catastrophe policyholder benefits and claims improved net income by $18 million, net of income tax, resulting from $9 million, net of income tax, of lower losses due to lower severities, $9 million, net of income tax, of additional favorable development of prior year losses and a $1 million, net of income tax, decrease related to lower earned exposures, offset by $1 million, net of income tax, in additional unallocated loss adjustment expenses.

The decrease in net income was also attributable to a decrease in premiums of $3 million, net of income tax, comprised of a decrease of $1 million, net of income tax, related to decreased exposures, a decrease of $4 million, net of income tax, related to a reduction in average earned premium per policy and a decrease of $2 million, net of income tax, primarily related to the Massachusetts reinsurance facility. Offsetting these decreases in premiums was an increase of $4 million, net of income tax, related to a decrease in catastrophe reinsurance costs.

In addition, net investment income increased by $1 million, net of income tax, primarily due to an increase in net investment income related to a realignment of economic capital offset by a decrease in net investment income from a smaller asset base.

Also impacting net income was a decrease of $7 million, net of income tax, in other expenses, a decrease of $1 million, net of income tax, in policyholder dividends and a decrease of $1 million, net of income tax, in other revenues. A greater proportion of tax advantaged investment income resulted in a decline in the segment’s effective tax rate.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $5 million, or 1%, to $802 million for the three months ended September 30, 2008 from $807 million for the comparable 2007 period.

Premiums decreased by $5 million due to a decrease of $6 million related to a reduction in average earned premium per policy, $2 million related to decreased exposures and a decrease of $3 million primarily related to the Massachusetts reinsurance facility, offset by a decrease of $6 million in catastrophe reinsurance costs.

Net investment income increased by $1 million primarily due to a realignment of economic capital, offset by a decrease in net investment income from a smaller asset base and other revenues decreased by $1 million primarily due to a decrease in corporate owned life insurance.

Expenses

Total expenses increased by $6 million, or 1%, to $668 million for the three months ended September 30, 2008 from $662 million for the comparable 2007 period.

Policyholder benefits and claims increased by $18 million due to an increase of $70 million in catastrophe losses primarily resulting from hurricanes Ike, Gustav and Hanna, offset by $25 million of additional favorable development of prior years’ catastrophe losses and adjustment expenses, primarily from hurricane Katrina. Non-catastrophe policyholder benefits and claims decreased $27 million resulting from $14 million of lower losses due to lower severities, primarily in the auto line of business, $14 million of additional favorable development of prior year losses and a $1 million decrease related to lower earned exposures, offset by $2 million in additional unallocated loss adjustment expenses.

Policyholder dividends decreased by $1 million and other expenses decreased by $11 million primarily from lower information technology charges.

Underwriting results, including catastrophes, in the Auto & Home segment were unfavorable for the three months ended September 30, 2008, as the combined ratio, including catastrophes, increased to 89.0% from 87.3% for the three months ended September 30, 2007. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the three months ended September 30, 2008 as the combined ratio, excluding catastrophes, decreased to 79.6% from 84.7% for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007 — Auto & Home

Net Income

Net income decreased by $140 million, or 42%, to $191 million for the nine months ended September 30, 2008 from $331 million for the comparable 2007 period.

The decrease in net income was primarily attributable to an increase in net investment losses of $67 million, net of income tax, and an increase in policyholder benefits and claims of $103 million, net of income tax. The increase in policyholder benefits and claims was comprised primarily of an increase of $132 million, net of income tax, in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states in the second quarter and hurricanes Ike, Gustav and Hanna in the third quarter offset by $20 million, net of income tax, of additional favorable development of prior years’ catastrophe losses and loss adjustment expenses, primarily from hurricane Katrina. A decrease in non-catastrophe policyholder benefits and claims improved net income by $6 million, net of income tax, resulting from $34 million, net of income tax, of lower losses due to severity and $5 million, net of income tax, of less favorable development of prior year non-catastrophe losses offset by an increase of $22 million, net of income tax, from higher non-catastrophe claim frequencies, a $8 million, net of income tax, increase related to higher earned exposures, $3 million, net of income tax, in unallocated loss adjustment expenses, primarily resulting from an increase in claims-related compensation costs negatively impacting net income.

Offsetting this decrease in net income was an increase in premiums of $18 million, net of income tax, comprised of an increase of $16 million, net of income tax, related to increased exposures, a decrease of $14 million, net of income tax, in catastrophe reinsurance costs and an increase of $8 million, net of income tax, resulting from the change in estimate in the prior year on auto rate refunds due to a regulatory examination. Offsetting these increases in premiums was a decrease of $16 million, net of income tax, related to a reduction in average earned premium per policy and a decrease of $4 million, net of income tax, in premiums from various involuntary programs.

In addition, net investment income increased by $5 million, net of income tax, primarily due to an increase in net investment income related to a realignment of economic capital offset by a decrease in net investment income from a smaller asset base.

Income taxes contributed $4 million to net income over the expected amount, due to a favorable resolution of a prior year audit. A greater proportion of tax advantaged investment income resulted in a decline in the segment’s effective tax rate.

Also impacting net income was a decrease of $5 million, net of income tax, in other expenses and an increase of $1 million, net of income tax, in other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $36 million, or 2%, to $2,411 million for the nine months ended September 30, 2008 from $2,375 million for the comparable 2007 period.

Premiums increased by $27 million due to an increase of $22 million related to increased exposures, a decrease of $21 million in catastrophe reinsurance costs and an increase of $13 million resulting from the change in estimate in the prior year on auto rate refunds due to a regulatory examination. These increases were offset by a decrease of $23 million related to a reduction in average earned premium per policy and a decrease of $6 million in premiums from various involuntary programs.

Net investment income increased by $7 million primarily due to a realignment of economic capital, offset by a decrease in net investment income from a smaller asset base and other revenues increased $2 million primarily related to policy fees.

Expenses

Total expenses increased by $152 million, or 8%, to $2,096 million for the nine months ended September 30, 2008 from $1,944 million for the comparable 2007 period.

Policyholder benefits and claims increased by $159 million due to an increase of $199 million in catastrophe losses primarily resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states in the second quarter and hurricanes Ike, Gustav and Hanna in the third quarter, offset by $31 million of additional favorable development of prior years’ catastrophe losses and adjusting expenses, primarily from hurricane Katrina.

Non-catastrophe policyholder benefits and claims decreased $9 million resulting from $53 million of lower losses due to lower severities, primarily in the auto line of business, and $7 million of additional favorable development of prior year losses, offset by an increase of $33 million from higher non-catastrophe claim frequencies, primarily in the homeowners line of business, a $13 million increase related to earned exposures and a $5 million in additional unallocated loss adjustment expenses.

Other expenses decreased by $8 million resulting mainly from a $4 million decrease in surveys and underwriting reports due to decreased policy activity and other minor fluctuations in a number of expense categories. Policyholder dividends increased by $1 million.

Underwriting results, including catastrophes, in the Auto & Home segment were unfavorable for the nine months ended September 30, 2008, as the combined ratio, including catastrophes, increased to 93.2% from 87.5% for the nine months ended September 30, 2007. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the nine months ended September 30, 2008, as the combined ratio, excluding catastrophes, decreased to 83.1% from 85.2% for the nine months ended September 30, 2007.

Corporate & Other

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, including MetLife Bank, and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings, employee termination benefits and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest at rates commensurate with related borrowings, as well as intersegment transactions.

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues
Premiums	$8	$7	$26	$23
Net investment income	166	365	671	1,073
Other revenues	42	4	64	63
Net investment gains (losses)	(31)	11	(96)	54

Total revenues	185	387	665	1,213

Expenses
Policyholder benefits and claims	12	10	36	32
Policyholder dividends	—	—	—	—
Other expenses	520	344	1,278	993

Total expenses	532	354	1,314	1,025

Income (loss) from continuing operations before provision (benefit) for income tax	(347)	33	(649)	188
Provision (benefit) for income tax	(127)	(44)	(340)	(98)

Income from continuing operations	(220)	77	(309)	286
Income from discontinued operations, net of income tax	(435)	31	(353)	153

Net income	(655)	108	(662)	439
Preferred stock dividends	30	34	94	102

Net income (loss) available to common shareholders	$(685)	$74	$(756)	$337

Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007 — Corporate & Other

Income from Continuing Operations

Income from continuing operations decreased by $297 million, to a loss of $220 million for the three months ended September 30, 2008 from $77 million for the comparable 2007 period. Included in this decrease was an increase in net investment losses of $27 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $270 million.

The decrease in income from continuing operations was primarily attributable to lower net investment income, higher corporate expenses, higher legal costs, and higher interest expense of $129 million, $98 million, $25 million and $3 million, respectively, each of which were net of income tax. This decrease was partially offset by higher other revenues, lower interest credited to bankholder deposits, and lower interest on uncertain tax positions of $25 million, $6 million, and $4 million, respectively, each of which were net of income tax. Tax benefits decreased by $48 million over the comparable 2007 period primarily due to a $32 million decrease from the actual and the estimated tax rate allocated to the various segments and $16 million for the recognition of a deferred tax liability related to the RGA split-off.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $160 million, or 43%, to $216 million for the three months ended September 30, 2008 from $376 million for the comparable 2007 period.

This decrease was primarily due to a decrease in net investment income excluding MetLife Bank of $210 million, mainly due to reduced yields on other limited partnerships including hedge funds and real estate and real estate joint ventures partially offset by higher securities lending results. This decrease in yields was partially offset by a higher asset base related to the investment of proceeds from issuances of junior subordinated debt in December 2007 and April 2008 and a collateral financing arrangement to support statutory reserves in December 2007 partially offset by repurchases of outstanding common stock, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. A fractional repositioning of the portfolio from short-term investments resulted in higher leveraged lease income. Net investment income on MetLife Bank increased $11 million from higher asset base and mortgage loan production primarily from acquisitions in 2008. Other revenues increased $38 million primarily related to MetLife Bank loan origination and servicing fees of $32 million from acquisitions in 2008 and a prior year adjustment of surrender values on corporate-owned life insurance policies of $6 million. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $178 million, or 50%, to $532 million for the three months ended September 30, 2008 from $354 million for the comparable 2007 period.

Corporate expenses were higher by $149 million primarily due to post employment related costs of $73 million in the current period from an enterprise-wide cost reduction and revenue enhancement initiative; higher MetLife Bank costs of $45 million, which included compensation, rent, and mortgage loan origination and servicing expenses related to acquisitions in 2008, higher corporate support expenses of $29 million, which included incentive compensation, rent, start-up costs, and information technology costs; and deferred compensation expenses of $2 million. Legal costs were higher by $38 million primarily due to higher asbestos insurance costs of $45 million, which included $35 million for the commutation of three asbestos-related excess insurance policies and $10 million for amortization and valuation of those policies prior to the commutation, and higher other legal cost of $3 million, partially offset by a decrease of $10 million of legal liabilities resulting from the resolution of certain matters. Interest expense excluding MetLife Bank was higher by $7 million due to the issuances of junior subordinated debt in December 2007 and April 2008, partially offset by rate reductions on variable rate collateral financing arrangements in 2008, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. Interest expense on MetLife Bank was lower by $2 million related to lower borrowing costs. Interest credited on bankholder deposits decreased by $10 million at MetLife Bank due to lower interest rates, partially offset by higher bankholder deposits. Interest on uncertain tax positions was lower by $6 million as a result of a settlement payment to the Internal Revenue Service (“IRS”) in December 2007 and a decrease in published IRS interest rates. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007 — Corporate & Other

Income from Continuing Operations

Income from continuing operations decreased by $595 million, to a loss of $309 million for the nine months ended September 30, 2008 from $286 million for the comparable 2007 period. Included in this decrease was an increase in net investment losses of $98 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $497 million.

The decrease in income from continuing operations was primarily attributable to lower net investment income, higher interest expense, higher corporate expenses, and higher legal costs of $261 million, $90 million, $67 million, and $55 million respectively, each of which were net of income tax. This decrease was partially offset by lower interest credited to bankholder deposits, lower interest on uncertain tax positions and higher other revenues of $17 million, $9 million and $1 million respectively, each of which were net of income tax. Tax benefits decreased by $51 million over the comparable 2007 period primarily due to a $35 million decrease from the actual and the estimated tax rate allocated to the various segments and $16 million for the recognition of a deferred tax liability related to the RGA split-off.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $398 million, or 34%, to $761 million for the nine months ended September 30, 2008 from $1,159 million for the comparable 2007 period.

This decrease was primarily due to a decrease in net investment income excluding MetLife Bank of $414 million, mainly due to reduced yields on other limited partnerships including hedge funds and real estate and real estate joint ventures partially offset by higher securities lending results. This decrease in yields was partially offset by a higher asset base related to the investment of proceeds from issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements to support statutory reserves in May 2007 and December 2007 partially offset by repurchases of outstanding common stock, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. A fractional repositioning of the portfolio from short-term investments resulted in higher leveraged lease income. Net investment income on MetLife Bank increased $12 million from higher asset base and mortgage loan production primarily from acquisitions in 2008. Other revenues increased $1 million primarily related to MetLife Bank loan origination and servicing fees of $32 million from acquisitions in 2008 and a prior year adjustment of surrender values on corporate-owned life insurance policies of $6 million partially offset by $37 million lower revenue from a prior year resolution of an indemnification claim associated with the 2000 acquisition of GALIC. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $289 million, or 28%, to $1,314 million for the nine months ended September 30, 2008 from $1,025 million for the comparable 2007 period.

Interest expense was higher by $138 million due to the issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements in May 2007 and December 2007, partially offset by rate reductions on variable rate collateral financing arrangements in 2008, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. Corporate expenses were higher by $105 million primarily due to post employment related costs of $73 million in the current period from an enterprise-wide cost reduction and revenue enhancement initiative, higher MetLife Bank costs of $49 million for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher corporate support expenses of $20 million, which included incentive compensation, rent, start-up costs, and information technology costs, partially offset by a reduction in deferred compensation expenses of $37 million. Legal costs were higher by $83 million primarily due to asbestos insurance costs of $51 million, which included $35 million for the commutation of three asbestos-related excess insurance policies and $16 million for amortization and valuation of those policies prior to the commutation, $28 million higher for decreases in prior year legal liabilities partially offset by current year decreases resulting from the resolution of certain matters, and an increase in other legal fees of $4 million. Interest credited on bankholder deposits decreased by $27 million at MetLife Bank due to lower interest rates, partially offset by higher bankholder deposits. Interest on uncertain tax positions was lower by $14 million as a result of a settlement payment to the IRS in December 2007 and a decrease in published IRS interest rates. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Liquidity and Capital Resources

Extraordinary Market Conditions

Since mid-September, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. The U.S. Government, as well as governments in many foreign markets in which the Company operates, have responded to address market imbalances and taken meaningful steps intended to eventually restore market confidence.

While managing through these challenging market conditions, the Company benefits from the strength of its franchise, diversification of its businesses and strong financial fundamentals.

With respect to the Company’s insurance businesses, Individual and Institutional segments tend to behave differently under these extraordinary market conditions. In the Company’s Individual segment, which includes individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis. Lapse rates have declined and net flows remain positive both sequentially and on a year-over-year basis.

Within the Institutional segment, the retirement & savings business consists of general account values of approximately $96 billion as of September 30, 2008. About $92 billion of that amount is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as global GICs that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management expectations.

With regard to retirement & savings liabilities where customers have limited liquidity rights as of September 30, 2008, there are approximately $4 billion of funding agreements that can be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 90 days, and that applies to only $1 billion of these liabilities. The remainder of the notice periods are between 6 and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, less than $1 billion of the retirement & savings liabilities are subject to such triggers. In addition, such early terminations payments are subject to 90 day prior notice. Management continues to control the liquidity exposure that can arise from these various product features.

The Company’s securities lending business has been affected by the extraordinary market environment. In this activity, blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company requires a minimum of 100% of the fair value of the loaned securities to be separately maintained as collateral for the loans. The Company was liable for cash collateral under its control of $41.2 billion and $43.3 billion at September 30, 2008 and December 31, 2007, respectively. During the unprecedented market disruption since mid-September, the demand for securities loans from the Company’s counterparties has decreased. As a result, the cash collateral liability has been reduced to approximately $30.9 billion as of October 28, 2008. Based upon present market conditions, management anticipates further orderly reductions in this activity during the remainder of the year, which have been factored into the Company’s liquidity and investment plans. Sufficient liquidity has been accumulated by the Company in the form of highly liquid securities to facilitate such further reductions. Management plans to continue to lend securities and has appropriate policies and guidelines in place to manage this activity at a reduced level through this extraordinary business environment. See “— Investments — Securities Lending.”

The Company does not operate a financial guarantee or financial products business with exposures in derivative products that could give rise to extremely large collateral calls. The Company is a net receiver of collateral from counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two notch downgrade would impact the Company’s derivative collateral requirements by less than $200 million as of September 30, 2008. As a result, the Company does not have significant exposure to any credit ratings dependent liquidity factors resulting from current derivatives positions.

The Holding Company relies principally on dividends from its subsidiaries to meet its cash requirements. None of the Holding Company long-term debt is due before 2011, so there is no near-term roll-over risk. The Holding Company commercial paper program, which amounts to $300 million at September 30, 2008 is kept active but is not used to fund on-going operating business requirements. In addition to its other fixed obligations, the Holding Company has and may be required to pledge further collateral under collateral support agreements (“CSA’s”) depending upon the value of the related transactions. The Holding Company holds significant liquid assets — about $1.3 billion at quarter end after deducting collateral pledged CSA’s. During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. On October 8, 2008, the Company issued 86,250,000 shares of its common stock with a $0.01 par value per share at a price of $26.50 per share for gross proceeds of $2.3 billion, to be used for general corporate purposes and potential strategic initiatives. There can be no assurance that in the current market environment additional financing will be available to the Company on favorable terms, or at all.

Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. Management has taken steps to strengthen liquidity in light of its assessment of the impact of market conditions and will continue to monitor the situation closely. Asset-Liability Management (“ALM”) needs and opportunities are also being evaluated and managed in light of market conditions and where appropriate ALM strategies are adjusted to achieve management goals and objectives. The Company’s liquidity position (cash and cash equivalents and short term investments, excluding cash equivalents and short-term investments on loan under the securities lending program) was $19.0 billion and $11.8 billion as of September 30, 2008 and December 31, 2007, respectively. The increase of $7.2 billion in the liquidity position has had a minimal impact on the Company’s overall portfolio duration.

MetLife Funding, Inc. was accepted on November 3, 2008 for the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) and may issue a maximum amount of approximately $1 billion under the CPFF. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. No drawdown by MetLife Funding, Inc. has taken place under this facility as of the date hereof. The Company continues to assess the conditions in the financial markets and the unprecedented responses by the U.S. Government. MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut, was accepted on October 24, 2008 for the CPFF and may issue a maximum amount of approximately $3.8 billion under the CPFF. As of October 31, 2008, MetLife Short Term Funding LLC had used approximately $900 million of its available capacity under the CPFF, and such amount was deposited under the related funding agreements.

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

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position (cash and cash equivalents and short-term investments, excluding cash equivalents and short-term investments on loan under the securities lending program) was $19.0 billion and $11.8 billion at September 30, 2008 and December 31, 2007, respectively. Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity. The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early contractholder and policyholder withdrawal. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

In the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

The Company’s ability to sell investment assets could be limited by accounting rules, including rules relating to the intent and ability to hold impaired securities until the market value of those securities recovers. Under stressful market and economic conditions, liquidity broadly deteriorates which could negatively impact the Company’s ability to sell investment assets. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements, the Company may have difficulty selling investment assets in a timely manner, be forced to sell them for less than the Company otherwise would have been able to realize, or both.

In extreme circumstances, all general account assets within a statutory legal entity are available to fund obligations of the general account within that legal entity. See “— Investments — Assets on Deposit, Held in Trust or Pledged as Collateral.”

A disruption in the financial markets could limit the Holding Company’s access to or cost of liquidity. See “— Liquidity and Capital Resources — Extraordinary Market Conditions.”

Liquidity Sources

Cash Flows from Operations.  The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. See “— Liquidity and Capital

Resources — Extraordinary Market Conditions” and “— Liquidity and Capital Resources — The Company — Liquidity Uses — Contractual Obligations.”

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

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments, and publicly traded fixed maturity securities and equity securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly traded securities. At September 30, 2008 and December 31, 2007, the Company had $171.5 billion and $180.3 billion in liquid assets, respectively. Liquid assets exclude assets on deposit (principally publicly held securities and mortgage loans), held in trust and pledged as collateral pursuant to various regulatory requirements, collateral requirements and collateral financing arrangements of $26.5 billion and $16.3 billion, at September 30, 2008 and December 31, 2007, respectively. See “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is also provided by a variety of both short-term and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, shares subject to mandatory redemption, capital securities and stockholders’ equity. The diversity of the Company’s funding sources enhances funding flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. See “— Liquidity and Capital Resources — Extraordinary Market Conditions.”

MetLife Bank has pledged loans and securities with the Federal Reserve Bank of New York in order to have the capacity to borrow at the Discount Window or under the Term Auction Facility. As of September 30, 2008 there was no borrowing outstanding but as of October 31, 2008 MetLife Bank had borrowed $425 million under the Term Auction Facility for various maturities. Management expects MetLife Bank to take further advantage of these funding sources in the future.

At September 30, 2008 and December 31, 2007, the Company had outstanding $1.1 billion and $667 million in short-term debt, respectively, and $10.8 billion and $9.1 billion in long-term debt, respectively. At September 30, 2008 and December 31, 2007, the Company had outstanding $5.1 billion and $4.9 billion in collateral financing arrangements, respectively, and $3.8 billion and $4.1 billion in junior subordinated debt, respectively. Long-term debt includes advances from the Federal Home Loan Bank of New York. In the current market environment, the Federal Home Loan Bank system has demonstrated its commitment to provide funding to its members especially through these stressful market conditions. Management expects the renewal of these funding resources.

Debt Issuances.  In April 2008, MetLife Capital Trust X (“Trust X”), a variable interest entity (“VIE”) consolidated by the Company, issued exchangeable surplus trust securities (the “Trust Securities”) with a face amount of $750 million. The Trust Securities will be exchanged into a like amount of the Holding Company’s junior subordinated debentures on April 8, 2038, the scheduled redemption date, mandatorily under certain circumstances, and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is April 8, 2068. The Holding Company may cause the redemption of the Trust Securities or debentures (i) in whole or in part, at any time on or after April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the Trust Securities or debentures is payable semi-annually at a fixed rate of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. In the event the Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 5.540%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the Trust Securities, the Holding Company entered into a replacement capital covenant (“RCC”). As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before April 8, 2058, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2038 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities.

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.3 billion as of September 30, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and at September 30, 2008, $3.0 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs.

Information on these credit facilities as of September 30, 2008 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$3,000	$1,004	$—	$1,996
MetLife Bank, N.A.	July 2009	300	—	—	300

Total		$3,300	$1,004	$—	$2,296

(1)	Proceeds are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015.

Committed Facilities.  Information on committed facilities as of September 30, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016(1)	$500	$—	$490	$10	7
MetLife, Inc.	August 2009 (2), (3)	500	—	500	—	0
Exeter Reassurance Company Ltd.	December 2027 (2)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	2,632	—	868	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	—	1,328	1,568	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2), (4)	3,500	—	1,000	2,500	29

Total		$11,546	$2,632	$3,728	$5,186

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	In August 2008, the Holding Company entered into a one-year, $500 million letter of credit facility with an unaffiliated financial institution. Exeter Reassurance Company, Ltd. (“Exeter”) is a co-applicant under this letter of credit facility. All borrowings under the letter of credit facility must be repaid by August 2009, except that letters of credit outstanding upon termination may remain outstanding until August 2010.

(4)	In September 2008, MetLife Reinsurance Company of Vermont (“MRV”) and the Holding Company entered into a 30-year, $3.5 billion letter of credit facility with an unaffiliated financial institution. These letters of credit serve as collateral for MRV’s obligations under a reinsurance agreement.

Letters of Credit.  At September 30, 2008, the Company had outstanding $4.8 billion in letters of credit from various financial institutions, of which $3.7 billion and $1.0 billion were part of the aforementioned committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units.  The Holding Company distributed and sold 82.8 million 6.375% common equity units for $2.1 billion in proceeds in a registered public offering on June 21, 2005. These common equity units consisted of trust preferred securities issued by MetLife Capital Trust II and MetLife Capital Trust III, which held junior subordinated debentures of the Holding Company, and stock purchase contracts issued by the Holding Company. See Note 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for a description of the common equity units.

On August 15, 2008, the Holding Company closed the successful remarketing of a portion of the securities underlying the common equity units. The junior subordinated debentures were modified as permitted by their terms to be 6.817% senior debt securities Series A, due August 15, 2018. The Holding Company did not receive any proceeds from the remarketing. The holders of the common equity units used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract.

The initial settlement of the stock purchase contracts occurred on August 15, 2008, providing proceeds to the Holding Company of approximately $1 billion in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 20,244,549 shares of its common stock to settle the stock purchase contracts.

A second remarketing transaction involving the trust preferred securities issued by MetLife Capital Trust III or the junior subordinated debentures issued by the Holding Company and held as assets of the trust is expected to be completed in February 2009, with approximately $1 billion of additional proceeds, which will be used to settle the payment obligations of holders of common equity units under the applicable stock purchase contract. Upon the settlement of the stock purchase contracts, the Holding Company will receive proceeds of approximately $1 billion in exchange for approximately 20 million to 24 million shares of the Holding Company’s common stock.

If the remarketing attempt in February 2009 is unsuccessful, there will be up to two additional attempts to remarket the securities, and, if a successful remarketing does not occur on the third attempt, which would be expected to occur in August, 2009, the Company may elect to retain or sell the securities underlying the common equity units, which would satisfy in full holders’ payment obligations under the applicable stock purchase contract, and, in exchange, to deliver shares of the Holding Company’s common stock.

Liquidity Uses

Collateral Financing Arrangements.

Associated with Closed Block — In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of 3-month LIBOR plus 55 basis points, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval.

Simultaneous with the issuance of the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 55 basis points in exchange for the payment of 3-month LIBOR plus 112 basis points, payable quarterly on such amount as adjusted, as described below. Under this agreement, the Holding

Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the fair value of the surplus notes. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus notes. In addition, the Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement. During the three months ended September 30, 2008, the Holding Company paid $238 million to the unaffiliated financial institution related to a decline in the fair value of the surplus notes. This payment reduced the amount under the agreement on which the Holding Company’s interest payment is due but did not reduce the outstanding amount of the surplus notes. In addition, the Holding Company had pledged collateral of approximately $643 million, $380 million and $0 million to the unaffiliated financial institution as of October 31, 2008, September 30, 2008 and December 31, 2007, respectively.

A majority of the proceeds from the offering of the surplus notes were placed in trust to support MRC’s statutory obligations associated with the assumed closed block liabilities. The trust is a VIE which is consolidated by the Company. At September 30, 2008 and December 31, 2007, the Company held assets in the trust associated with the transaction of $2.1 billion and $1.9 billion, respectively.

Associated with Secondary Guarantees — In May 2007, the Holding Company and MetLife Reinsurance Company of South Carolina (“MRSC”), a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S.Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At September 30, 2008 and December 31, 2007, $2.6 billion and $2.4 billion, respectively, had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. Proceeds from the collateral financing arrangement were placed in trust to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trust is a VIE which is consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trust.

In connection with the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 70 basis points, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. For the nine months ended September 30, 2008, the Holding Company paid $205 million to the unaffiliated financial institution as a result of the decline in the fair value of the assets in the trust. All of this $205 million was deposited into the trust. No such payment was made for the three months ended September 30, 2008.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. As of October 31, 2008, the Holding Company had pledged approximately $69 million under the agreement. No collateral was pledged under the agreement as of September 30, 2008 and December 31, 2007.

At September 30, 2008, and December 31, 2007, the Company held assets in trust of $2.7 billion and $2.3 billion, respectively, associated with this transaction.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. See “— Liquidity and Capital Resources — Extraordinary Market Conditions” and “— Liquidity and Capital Resources — The Company — Liquidity Uses — Contractual Obligations.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities. See “— Liquidity and Capital Resources — The Company — Liquidity Uses — Contractual Obligations.”

Contractual Obligations.  The following table summarizes the Company’s major contractual obligations as of September 30, 2008:

			Payments Due by Period
				More Than	More Than
				One Year and	Three Years
			Less Than One	Less Than	and Less Than	More Than
Contractual Obligations		Total	Year	Three Years	Five Years	Five Years
		(In millions)

Future policy benefits	(1)	$318,187	$7,028	$10,869	$11,088	$289,202
Policyholder account balances	(2)	198,424	31,123	27,494	23,706	116,101
Other policyholder liabilities	(3)	7,253	6,540	26	31	656
Short-term debt	(4)	1,108	1,108	—	—	—
Long-term debt	(4)	18,167	1,739	1,774	2,386	12,268
Collateral financing arrangements	(4)	9,792	190	379	379	8,844
Junior subordinated debt securities	(4)	9,702	1,291	409	409	7,593
Payables for collateral under securities loaned and other transactions	(5)	43,299	43,299	—	—	—
Commitments to lend funds	(6)	11,993	11,766	166	8	53
Operating leases	(7)	2,122	265	454	319	1,084
Other	(8)	8,151	7,732	6	4	409

Total		$628,198	$112,081	$41,577	$38,330	$436,210

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts.

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

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $503 million have been excluded from amounts presented in the table above.

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

The sum of the estimated cash flows shown for all years in the table of $318.2 billion exceeds the liability amount of $128.8 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

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

Excess interest reserves representing purchase accounting adjustments of $740 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $198.4 billion exceeds the liability amount of $139.1 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See also comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances. See “— Liquidity and Capital Resources — Extraordinary Market Conditions.”

(3)	Other policyholder liabilities is comprised of other policyholder funds, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these liabilities are as follows:

a. Other policyholder funds includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, LTC and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health;

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

b. Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the less than one year category at the amount of the liability presented in the consolidated balance sheet.

c. The nature of the policyholder dividend obligation is described in Note 9 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, management has reflected the obligation at the amount of the liability presented in the consolidated balance sheet in the more than five years category. This was done to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

(4)	Amounts presented in the table above for short-term debt, long-term debt, collateral financing arrangements and junior subordinated debt securities differ from the balances presented on the consolidated balance sheet as the amounts presented in the table above do not include premiums or discounts upon issuance or purchase accounting fair value adjustments. The amounts presented above also include interest on such obligations as described below.

Short-term debt consists principally of 90-day commercial paper with an average remaining maturity of 20 days, and carries a variable rate of interest. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity of the commercial paper plus the related variable interest which is calculated using the prevailing rates at September 30, 2008 through the date of maturity without consideration of any further issuances of commercial paper upon maturity of the amounts outstanding at September 30, 2008.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at September 30, 2008 and, as such, does not consider the impact of future rate movements.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at September 30, 2008 and, as such, does not consider the impact of future rate movements.

Junior subordinated debt securities bear interest at fixed interest rates through their respective redemption dates. Interest was computed using the stated rates on the obligations through the scheduled redemption dates as it is the Company’s expectation that the debt will be redeemed at that time. Inclusion of interest payments on junior subordinated debt through the final maturity dates would increase the contractual obligation by $4.6 billion.

Long-term debt also includes payments under capital lease obligations of $13 million, $4 million, $0 and $29 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The

Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $169 million as of September 30, 2008.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See “— Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations of $13 million not included elsewhere in the table above. Other liabilities presented in the table above are principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $4.0 billion due primarily to the exclusion of items such as minority interests, legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $28 million, based on the current year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2008. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are unrecognized tax benefits and accrued interest of $1.1 billion and $292 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

See also “— Off-Balance Sheet Arrangements.”

Separate account liabilities are excluded from the table above. Generally, the separate account owner, rather than the Company, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to the claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are fully offset by corresponding amounts credited to contractholders whose liability is reflected with the separate account liabilities. Separate account liabilities are fully funded by cash flows from the separate account assets and are set equal to the fair value of separate account assets as prescribed by SOP 03-1.

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position as of September 30, 2008.

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

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company and a corporation in which the Holding Company owns approximately 50% of the equity. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. Management does not anticipate that these arrangements will place any significant demands upon the Company’s liquidity resources.

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

Fair Value.  The fair value of the Company’s fixed maturity securities, equity securities, trading securities, short-term investments, derivatives, and embedded derivatives along with their fair value hierarchy, are described and disclosed in Note 18 to the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments.”

Unprecedented credit and equity market conditions (See also “— Liquidity and Capital Resources — Extraordinary Market Conditions”) have resulted in difficulty in valuing certain asset classes due to inactive or disorderly markets and less observable market data. Rapidly changing market conditions and less liquid markets could materially change the valuation of securities within our consolidated financial statements and period-to-period changes in value could vary significantly. The ultimate value at which securities may be sold could differ significantly from the valuations reported within the consolidated financial statements and could impact our liquidity.

Further, recent events have prompted accounting standard setters and law makers to study the definition and application of fair value accounting and may result in changes in the definition or application of fair value.

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

Consolidated Cash Flows.  Net cash provided by operating activities was $6.9 billion for both the nine months ended September 30, 2008 and 2007.

Net cash provided by financing activities was $9.2 billion and $10.4 billion for the nine months ended September 30, 2008 and 2007, respectively. Accordingly, net cash provided by financing activities decreased by $1.2 billion for the nine months ended September 30, 2008 as compared to the same period in the prior year. Net cash provided by financing activities decreased primarily as a result of a $4.3 billion decrease in the amount of securities lending cash collateral received in connection with the Company’s securities lending program, a $2.1 billion decrease in the issuance of collateral financing arrangements, a $0.3 billion increase in shares acquired under the Company’s common stock repurchase program and $0.2 billion cash paid in connection with collateral financing arrangements. These decreases were partially offset by an increase in net cash provided by policyholder account balances of $3.3 billion, a $1.0 billion increase in the issuance of common stock related to the settlement of the stock purchase contracts issued by the Company in 2005, the issuance of $0.8 billion of junior subordinated debt securities in the current period and a $0.6 billion increase in the net issuance of long-term debt.

Net cash used in investing activities was $6.3 billion and $15.8 billion for the nine months ended September 30, 2008 and 2007, respectively. Accordingly, net cash used in investing activities decreased by $9.5 billion for the nine months ended September 30, 2008 as compared to the same period in the prior year. In the current year, cash available for the purchase of invested assets decreased by $1.2 billion as a result of the reduction in cash provided by financing activities discussed above. The net decrease in the amount of cash available for investing activities resulted in a decrease in net purchases of fixed maturity and equity securities of $10.2 billion and $2.5 billion, respectively, as well as a decrease in the net purchases of real estate and real estate joint ventures of $0.4 billion. In addition, the 2007 period included the sale of MetLife Australia’s annuities and pension businesses of $0.7 billion. These decreases in net cash used in investing activities were partially offset by an increase in the net origination of mortgage and consumer loans of $1.1 billion, an increase in cash invested in short-term investments of $0.9 billion, an increase in other invested assets of $0.7 billion, an increase in net purchases of other limited partnership interests of $0.4 billion and an increase in policy loans of $0.3 billion. In addition, the 2008 period includes an increase of $0.4 billion of cash used to purchase businesses and the decrease of $0.3 billion of cash held by a subsidiary, which was split-off from the Company.

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

Liquidity

Liquidity is managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and is provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short- and long-term funding sources from the wholesale financial markets and the ability to borrow through committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company’s liquidity management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth and a targeted liquidity profile. A disruption in the financial markets could limit the Holding Company’s access to liquidity. See “— Liquidity and Capital Resources — Extraordinary Market Conditions.”

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

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

	2008
Company	Permitted w/o Approval (1)
	(In millions)

Metropolitan Life Insurance Company	$1,299	(2)
MetLife Insurance Company of Connecticut	$1,026
Metropolitan Tower Life Insurance Company	$113	(3)
Metropolitan Property and Casualty Insurance Company	$—

(1)	Reflects dividend amounts that may be paid during 2008 without prior regulatory approval. However, if paid before a specified date during 2008, some or all of such dividends may require regulatory approval.

(2)	As part of the split-off transaction described under “— Acquisitions and Dispositions,” MLIC distributed shares of RGA stock to the Holding Company as an in-kind dividend in excess of $1,299 million. Therefore, all future dividends in 2008 require regulatory approval.

(3)	On July 1, 2008, following regulatory approval, Metropolitan Tower Life Insurance Company distributed all of the common stock of one of its subsidiaries to the Holding Company as an in-kind dividend in an amount in excess of $113 million, therefore, all future dividends in 2008 require regulatory approval.

During the nine months ended September 30, 2008, cash dividends of $25 million were paid to the Holding Company.

Liquid Assets. An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and marketable fixed maturity securities. Liquid assets exclude assets relating to securities lending activities. At September 30, 2008 and December 31, 2007, the Holding Company had $1.7 billion and $2.3 billion in liquid assets, respectively. In addition, the Holding Company has pledged $380 million additional securities as described in “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources. Liquidity is also provided by a variety of short-term and long-term instruments, commercial paper, medium and long-term debt, junior subordinated debt securities, collateral financing arrangements, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short-and long-term borrowing, as needed.

At September 30, 2008 and December 31, 2007, the Holding Company had $317 million and $310 million in short-term debt outstanding, respectively. At September 30, 2008 and December 31, 2007, the Holding Company had outstanding $7.9 billion and $7.0 billion, of unaffiliated long-term debt, respectively, $500 million and $500 million of affiliated long-term debt, respectively, and $2.3 billion and $3.4 billion of junior subordinated debt securities, respectively. At September 30, 2008 and December 31, 2007, the Holding Company had outstanding $2.6 billion and $2.4 billion, respectively, of collateral financing arrangements.

The aggregate maturities of long-term debt as of September 30, 2008, for the next five years are $0 in 2008, $0 in 2009, $0 in 2010, $750 million in 2011, $400 million in 2012, $500 million in 2013 and $6,270 million thereafter.

Debt Issuances. As described more fully in “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances”, during April 2008, Trust X issued Trust Securities with a face amount of $750 million, and a fixed rate of interest of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. The beneficial interest in Trust X held by the Holding Company is not represented by an investment in Trust X but rather by a financing agreement between the Holding Company and Trust X. The assets of Trust X are $750 million of 8.595% surplus notes of MetLife Insurance Company of Connecticut (“MICC”), which are scheduled to mature April 8, 2038, and rights under the financing agreement. Under the financing agreement, the Holding Company has the obligation to make payments (i) semiannually at a fixed rate of 0.655% of the surplus notes outstanding and owned by Trust X or if greater (ii) equal to the difference between the Trust Securities interest payment and the interest received by Trust X on the surplus notes. The ability of MICC to make interest and principal payments on the surplus notes to the Trust is contingent upon regulatory approval. The Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on April 8, 2038, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The Trust Securities will be exchanged for junior subordinated debentures prior to repayment and the Holding Company is ultimately responsible for repayment of the junior subordinated debentures. The Holding Company’s other rights and obligations as they relate to the deferral of interest, redemption, replacement capital obligation and RCC associated with the issuance of the Trust Securities are more fully described in “— Liquidity and Capital Resources — The Company — Liquidity Sources — Debt Issuances.”

Preferred Stock. During the nine months ended September 30, 2008, the Holding Company issued no new preferred stock.

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

At September 30, 2008, $1.0 billion of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

Committed Facilities.  Information on committed facilities as of September 30, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	$500	$—	$490	$10	7
MetLife, Inc.	August 2009 (2), (3)	500	—	500	—	0
Exeter Reassurance Company Ltd.	December 2027 (2)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	2,632	—	868	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	—	1,328	1,568	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2), (4)	3,500	—	1,000	2,500	29

Total		$11,546	$2,632	$3,728	$5,186

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

(3)	In August 2008, the Holding Company entered into a one-year, $500 million letter of credit facility with an unaffiliated financial institution. Exeter is a co-applicant under this letter of credit facility. All borrowings under the letter of credit facility must be repaid by August 2009, except that letters of credit outstanding upon termination may remain outstanding until August 2010.

(4)	In September 2008, MetLife Reinsurance Company of Vermont (“MRV”) and the Holding Company entered into a 30-year, $3.5 billion letter of credit facility with an unaffiliated financial institution. These letters of credit serve as collateral for MRV’s obligations under a reinsurance agreement.

Letters of Credit.  At September 30, 2008, the Holding Company had outstanding $3.7 billion in letters of credit from various financial institutions. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units.  The Holding Company distributed and sold 82.8 million 6.375% common equity units for $2.1 billion in proceeds in a registered public offering on June 21, 2005. These common equity units consisted of trust preferred securities issued by MetLife Capital Trust II and MetLife Capital Trust III, which held junior subordinated debentures of the Holding Company, and stock purchase contracts issued by the Holding Company. See Note 13 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for a description of the common equity units.

On August 15, 2008, the Holding Company closed the successful remarketing of a portion of the securities underlying the common equity units. The junior subordinated debentures were modified as permitted by their terms to be 6.817% senior debt securities Series A, due August 15, 2018. The Holding Company did not receive any proceeds from the remarketing. The holders of the common equity units used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract.

The initial settlement of the stock purchase contracts occurred on August 15, 2008, providing proceeds to the Holding Company of approximately $1 billion in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 20,244,549 shares of its common stock to settle the stock purchase contracts.

A second remarketing transaction involving the trust preferred securities issued by MetLife Capital Trust III or the junior subordinated debentures issued by the Holding Company and held as assets of the trust is expected to be completed in February 2009, with approximately $1 billion of additional proceeds, which will be used to settle the payment obligations of holders of common equity units under the applicable stock purchase contract. Upon the settlement of the stock purchase contracts, the Holding Company will receive proceeds of approximately $1 billion in exchange for approximately 20 million to 24 million shares of the Holding Company’s common stock.

If the remarketing attempt in February 2009 is unsuccessful, there will be up to two additional attempts to remarket the securities, and, if a successful remarketing does not occur on the third attempt, which would be expected to occur in August, 2009, the Company may elect to retain or sell the securities underlying the common equity units, which would satisfy in full holders’ payment obligations under the applicable stock purchase contract, and, in exchange, to deliver shares of the Holding Company’s common stock.

Common Stock Issuance.  On October 8, 2008, the Holding Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2.3 billion. Of the shares issued, 75,000,000 shares were issued from treasury stock.

Liquidity Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.50% Non-Cumulative Preferred Stock, Series B is as follows for the nine months ended September 30, 2008 and 2007:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

August 15, 2008	August 31, 2008	September 15, 2008	$0.2555555	$6	$0.4062500	$24
May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	7	$0.4062500	24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$22		$72

August 15, 2007	August 31, 2007	September 17, 2007	$0.4063333	$10	$0.4062500	$24
May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	10	$0.4062500	24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	10	$0.4062500	24

				$30		$72

On October 28, 2008, the Holding Company’s Board of Directors approved an annual dividend of $0.74 per common share payable on December 15, 2008 to stockholders on record as of November 10, 2008. The Holding Company estimates the aggregate dividend payment to be $587 million.

Affiliated Capital Transactions.  During the nine months ended September 30, 2008, the Holding Company invested an aggregate of $1.5 billion in various affiliates.

Collateral Financing Arrangements.  As described more fully in “— Liquidity and Capital Resources — The Company — Liquidity Uses— Collateral Financing Arrangements”.

Associated with Closed Block — In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, entered into an agreement with an unaffiliated financial institution that referenced surplus notes issued by MRC. Under the agreement, the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 55 basis points in exchange for the payment of 3-month LIBOR plus 112 basis points, payable quarterly on such amount as adjusted, as described below. The Holding Company’s net cost of 57 basis points is allocated to MRC.

Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the fair value of the surplus notes. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus notes. In addition, the Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement. During the three months ended September 30, 2008, the Holding Company paid $238 million to the unaffiliated financial institution related to a decline in the fair value of the surplus notes. This payment reduced the amount under the agreement on which the Holding Company’s interest payment is due but did not reduce the outstanding amount of the surplus notes. In addition, the Holding Company had pledged collateral of approximately $643 million, $380 million and $0 million to the unaffiliated financial institution as of October 31, 2008, September 30, 2008 and December 31, 2007, respectively.

Associated with Secondary Guarantees — In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by a trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 70 basis points, payable quarterly. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. As a result of this agreement, the Holding Company effectively assumed the liability under the collateral financing agreement along with a beneficial interest in the trust holding the associated assets. The Holding Company simultaneously contributed to MRSC its beneficial interest in the trust, along with any return to be received on the investment portfolio held by the trust. The Holding Company allocates the financial costs associated with the collateral financing arrangement to MRSC.

The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. For the nine months ended September 30, 2008, the Holding Company paid $205 million to the unaffiliated financial institution as a result of the decline in the fair value of the assets in the trust. All of this $205 million was deposited into the trust. No such payment was made for the three months ended September 30, 2008. In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. As of October 31, 2008, the Holding Company had pledged approximately $69 million under the agreement. No collateral was pledged under the agreement as of September 30, 2008 and December 31, 2007.

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

In February 2008, the Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Company paid the bank $711 million in cash and the bank delivered an initial amount of 11,161,550 shares of the Company’s outstanding common stock that the bank borrowed from third parties. In April 2008, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which will begin after the completion of the January 2008 program. In May 2008, the bank delivered an additional 864,646 shares of the Company’s common stock to the Company resulting in a total of 12,026,196 shares being repurchased under the agreement. Upon settlement with the bank in May 2008, the Company increased additional paid-in capital and treasury stock.

The Company also repurchased 1,550,000 shares through open market purchases for $88 million during the nine months ended September 30, 2008.

The Company repurchased 21,266,418 shares of its common stock for $1,250 million during the nine months ended September 30, 2008. At September 30, 2008, an aggregate of $1,261 million remained available under the Company’s January 2008 and April 2008 common stock repurchase programs. The Company does not intend to make any further purchases under the common stock repurchase program in 2008. Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock.

In connection with the split-off of RGA as described in “— Acquisitions and Dispositions,” the Company received from MetLife stockholders 23,093,689 shares of the Company’s common stock with a fair market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1,716 million resulting in a loss on disposition, including transaction costs, of $458 million.

In August 2008 the Company delivered 20,244,549 shares of its common stock from treasury stock for $1,035 million in connection with the initial settlement of the stock purchase contracts issued as part of the common equity units sold in June 2005 as described above in “— Liquidity and Capital Resources — The Company — Liquidity Sources — Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units.”

During the nine months ended September 30, 2008, 22,448,918 shares of common stock were issued from treasury stock for $1,179 million.

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

Subsequent Events

On October 8, 2008, the Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2.3 billion. Of the shares issued, 75,000,000 shares were issued from treasury stock.

On October 28, 2008, the Company’s Board of Directors approved an annual dividend for 2008 of $0.74 per common share payable on December 15, 2008 to stockholders of record as of November 10, 2008. The Company estimates the aggregate dividend payment to be $587 million.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $4.6 billion and $4.2 billion at September 30, 2008 and December 31, 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $6.0 billion and $4.0 billion at September 30, 2008 and December 31, 2007, respectively. Included in the September 30, 2008 unfunded commitments were $2.5 billion of residential mortgage loan unfunded commitments related to the residential mortgage origination and servicing business acquired in the third quarter of 2008. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.2 billion at September 30, 2008 and December 31, 2007, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. There have been no material changes in the Company’s commitments under such lease agreements from that reported at December 31, 2007, included in the 2007 Annual Report.

Credit Facilities, Committed Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Credit Facilities,” “— Committed Facilities” and “— Letters of Credit” for further descriptions of such arrangements.

Share-Based Arrangements

In connection with the issuance of common equity units, the Holding Company issued forward stock purchase contracts under which the Holding Company will issue, in 2009, between approximately 20 million and 24 million shares of its common stock, depending upon whether the share price is greater than $43.35 and less than $53.10. See “— Liquidity and Capital Resources — The Company — Liquidity Sources — Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units” for further information.

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

In addition, the Company indemnifies its directors and officers as provided in its charters, by-laws and director indemnity plan. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.

The Company has also guaranteed minimum investment returns on certain international retirement funds in accordance with local laws. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.

During the nine months ended September 30, 2008, the Company recorded $7 million of additional liabilities for guarantees related to certain investment transactions. The term for these liabilities varies, with a maximum of 18 years. The maximum potential amount of future payments the Company could be required to pay under these guarantees is $202 million. In the third quarter of 2008, the Company released $7 million of previously recorded liabilities related to indemnifications provided in connection with a certain disposition and other investment transactions. The Company’s recorded liabilities were $6 million at both September 30, 2008 and December 31, 2007 for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of the referenced credits is zero, was $1,475 million at September 30, 2008. The credit default swaps expire at various times during the next six years.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $0 and $40 million at September 30, 2008 and December 31, 2007, respectively.

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted SFAS 157 and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying interim condensed consolidated statement of income where it was presented in the respective income statement caption to which the item measured at fair value is presented. There were no significant changes in fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods.

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

Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s interim condensed consolidated financial statements.

Other

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SEC Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”), which amends SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments. The adoption of SAB 109 did not have an impact on the Company’s interim condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) Implementation Issue E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s interim condensed consolidated financial statements.

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

Derivatives

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends SFAS 133 to require certain enhanced disclosures by sellers of credit derivatives by requiring additional information about the potential adverse effects of changes in their credit risk, financial performance, and cash flows. It also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company provided a majority of the required disclosures related to credit derivatives under this FSP and is currently evaluating the impact of FSP 133-1 and FIN 45-4 on its consolidated financial statement disclosures for guarantees.

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

Other

In September 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. EITF 08-5 is effective beginning in the first reporting period after December 15, 2008 and will be applied prospectively, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Company does not expect EITF 08-5 to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified as final the consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the impact of EITF 07-5 on its consolidated financial statements.

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

Investments

The Company’s primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Company is exposed to four primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates;

•	liquidity risk, relating to the constrained ability to sell certain asset classes under current market conditions; and

•	market valuation risk.

Certain asset classes are experiencing decreased liquidity given the current market dislocation. Level 3 assets include less liquid fixed maturity and equity security assets with very limited trading activity. Even some of our very high quality assets have been more illiquid for periods of time as a result of the recent challenging market conditions.

The Company manages risk through in-house fundamental analysis of the underlying obligors, issuers, transaction structures and real estate properties. The Company also manages credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. For real estate and agricultural assets, the Company manages credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. The Company manages interest rate risk as part of its asset and liability management strategies; product design, such as the use of market value adjustment features and surrender charges; and proactive monitoring and management of certain non-guaranteed elements of its products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. The Company also uses certain derivative instruments in the management of credit and interest rate risks.

Composition of Investment Portfolio Results

The following table illustrates the net investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the components of the Company’s investment portfolio:

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)

Fixed Maturity Securities
Yield (1)	6.38%	6.51%	6.46%	6.36%
Investment income (2)	$3,115	$3,210	$9,454	$9,254
Investment gains (losses)	$(919)	$(295)	$(1,424)	$(606)
Ending carrying value (2)	$213,433	$244,263	$213,433	$244,263
Mortgage and Consumer Loans
Yield (1)	5.99%	6.83%	6.09%	6.55%
Investment income (3)	$687	$692	$2,039	$1,954
Investment gains (losses)	$26	$21	$(36)	$34
Ending carrying value	$50,646	$44,022	$50,646	$44,022
Real Estate and Real Estate Joint Ventures (4)
Yield (1)	2.83%	8.56%	4.86%	10.48%
Investment income	$53	$132	$261	$447
Investment gains (losses)	$1	$3	$3	$46
Ending carrying value	$7,556	$6,360	$7,556	$6,360
Policy Loans
Yield (1)	6.10%	6.29%	6.20%	6.22%
Investment income	$149	$146	$448	$429
Ending carrying value	$9,776	$9,303	$9,776	$9,303
Equity Securities (7)
Yield (1)	4.00%	4.83%	5.01%	4.08%
Investment income	$45	$66	$190	$152
Investment gains (losses)	$(181)	$31	$(194)	$108
Ending carrying value	$3,477	$6,106	$3,477	$6,106
Other Limited Partnership Interests (7)
Yield (1)	(3.91)%	16.92%	3.08%	27.81%
Investment income	$(62)	$206	$140	$969
Investment gains (losses)	$(16)	$7	$(31)	$22
Ending carrying value	$6,353	$5,371	$6,353	$5,371
Cash and Short-Term Investments
Yield (1)	1.89%	4.54%	2.49%	5.23%
Investment income	$78	$98	$259	$315
Investment gains (losses)	$—	$2	$1	$3
Ending carrying value	$22,779	$9,736	$22,779	$9,736
Other Invested Assets (5)(6)(8)
Investment income	$102	$137	$198	$358
Investment gains (losses)	$1,827	$(48)	$1,351	$(270)
Ending carrying value	$9,745	$6,799	$9,745	$6,799
Total Investments
Gross investment income yield (1)	5.67%	6.76%	5.98%	6.81%
Investment fees and expenses yield	(0.15)%	(0.15)%	(0.16)%	(0.15)%

Net Investment Income Yield	5.52%	6.61%	5.82%	6.66%

Gross investment income	$4,167	$4,687	$12,989	$13,878
Investment fees and expenses	(108)	(110)	(342)	(311)

Net Investment Income	$4,059	$4,577	$12,647	$13,567

Ending carrying value	$323,765	$331,960	$323,765	$331,960

Gross investment gains	$1,105	$344	$1,793	$967
Gross investment losses (8)	(465)	(536)	(1,342)	(1,299)
Writedowns (8)	(1,048)	(50)	(1,496)	(75)

Subtotal	$(408)	$(242)	$(1,045)	$(407)
Derivative and other instruments not qualifying for hedge accounting (8)	1,146	(37)	715	(256)

Investment Gains (Losses)	$738	$(279)	$(330)	$(663)
Investment gains (losses) income tax benefit (provision)	(282)	96	84	236

Investment Gains (Losses), Net of Income Tax	$456	$(183)	$(246)	$(427)

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral received from counterparties associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $788 million and $824 million at estimated fair value related to trading securities at September 30, 2008 and 2007, respectively. Fixed maturity securities include ($95) million and ($137) million of investment income related to trading securities for the three months and nine months ended September 30, 2008, respectively. Fixed maturity securities include $21 million and $52 million of investment income related to trading securities for the three months and nine months ended September 30, 2007, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in net investment income from real estate and real estate joint ventures is $8 million and $26 million related to discontinued operations for the three months and nine months ended September 30, 2008, respectively, and $1 million and $15 million related to discontinued operations for the three months and nine months ended September 30, 2007, respectively. There were no net investment gains (losses) from real estate and real estate joint ventures related to discontinued operations for both the three months and nine months ended September 30, 2008, and $0 and $5 million of gains related to discontinued operations for the three months and nine months ended September 30, 2007, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133, of ($1) million and ($49) million for the three months and nine months ended September 30, 2008, respectively, and $64 million and $187 million for the three months and nine months ended September 30, 2007, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) are $8 million and $38 million for the three months and nine months ended September 30, 2008, respectively, and $6 million and $15 million for the three months and nine months ended September 30, 2007, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

(6)	Other invested assets is principally comprised of free standing derivatives with positive fair values and leveraged leases. Freestanding derivatives with negative fair values are included within other liabilities. As yield is not considered a meaningful measure of performance for other invested assets it has been excluded from the table above.

(7)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(8)	The components of investment gains (losses) for both the three months and nine months ended September 30, 2008, are shown net of a realized gain under purchased credit default swaps that offsets losses incurred on certain fixed maturity securities.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly traded and privately placed fixed maturity securities, and represented 66% and 71% of total cash and invested assets at September 30, 2008 and December 31, 2007, respectively. Based on estimated fair value, public fixed maturity securities represented $177.3 billion, or 83%, and $197.1 billion, or 85%, of total fixed maturity securities at September 30, 2008 and December 31, 2007, respectively. Based on estimated fair value, private fixed maturity securities represented $35.3 billion, or 17%, and $35.7 billion, or 15%, of total fixed maturity securities at September 30, 2008 and December 31, 2007, respectively.

Valuation of Securities.  Management is responsible for the determination of estimated fair value. The estimated fair value of publicly-traded fixed maturity, equity and trading securities as well as short-term investments is determined by management after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument.

Independent pricing services that value these instruments use market standard valuation methodologies based on inputs that are market observable or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to, interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration, and management’s assumptions regarding liquidity and estimated future cash flows. When a price is not available in the active market or through an independent pricing service, management will value the security primarily using independent non-binding broker quotations. Independent non-binding broker quotations utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data.

For privately placed fixed maturity securities, the Company determines the estimated fair value generally through matrix pricing or discounted cash flow techniques. The discounted cash flow valuations rely upon the estimated future cash flows of the security, credit spreads of comparable public securities, and secondary transactions, as well as taking account of, among other factors, the credit quality of the issuer and the reduced liquidity associated with privately placed debt securities.

The Company has reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate SFAS 157 fair value hierarchy level for each of its securities. Based on the results of this review and investment class analyses, each instrument is categorized as Level 1, 2, or 3 based on the priority of the inputs to the respective valuation methodologies. While prices for certain U.S. Treasury and agency fixed maturity securities, certain foreign government fixed maturity securities, exchange-traded common stock, and certain short-term money market securities have been classified into Level 1 because of high volumes of trading activity and narrow bid/ask spreads, most securities valued by independent pricing services have been classified into Level 2 because the significant inputs used in pricing these securities are market observable or can be corroborated using market observable information. Most investment grade privately placed fixed maturity securities have been classified within Level 2, while most below investment grade or distressed privately placed fixed maturity securities have been classified within Level 3. Where estimated fair values are determined by independent pricing sources or by independent non-binding broker quotations that utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data, these instruments have been classified as Level 3 due to the lack of liquidity or the general lack of transparency in the process that independent pricing sources and brokers use to develop these price estimates.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation wherever possible and for determining that judgmental valuation adjustments, if any, are based upon established policies and are applied consistently over time. Management reviews its valuation methodologies on an ongoing basis and ensures that any changes to valuation methodologies are justified. The Company gains assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through various controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. The control systems and procedures include, but are not limited to, confirmation that independent pricing services use, wherever possible, market-based parameters for valuation, comparisons with similar observable positions, comparisons with actual trade data, review of the size of bid/ask spreads to assess activity, and discussions with senior business leaders familiar with the similar investments and the markets in which they trade. Management determines the observability of inputs used in estimated fair values received from independent pricing sources or brokers by assessing whether these inputs can be corroborated by observable market data. The Company uses the results of this analysis for classifying the estimated fair value of these instruments in Level 1, 2 or 3. For example, management will review the fair values received to determine whether corroborating evidence (i.e., similar observable positions and actual trades) will support a Level 2 classification in the estimated fair value hierarchy. Securities which cannot be corroborated due to relatively less pricing transparency and diminished liquidity will be classified as Level 3.

Ratings.  The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations (“NRSROs”) for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or higher by Moody’s Investors Services (“Moody’s”), or rated “BBB — ” or higher by Standard & Poor’s (“S&P”) and Fitch Ratings Insurance Group (“Fitch”)), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		September 30, 2008			December 31, 2007
		Cost or			Cost or
NAIC		Amortized	Estimated	% of	Amortized	Estimated	% of
Rating	Rating Agency Designation (1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$163,292	$155,352	73.1%	$165,689	$168,130	72.2%
2	Baa	45,663	43,161	20.3	46,639	47,296	20.3
3	Ba	9,612	8,799	4.1	10,474	10,540	4.5
4	B	5,449	4,647	2.2	6,585	6,437	2.8
5	Caa and lower	787	623	0.3	459	428	0.2
6	In or near default	63	63	—	1	13	—

	Total fixed maturity securities	$224,866	$212,645	100.0%	$229,847	$232,844	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

Below Investment Grade or Non-Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $14.1 billion and $17.4 billion at September 30, 2008 and December 31, 2007, respectively. These securities had net unrealized losses of $1,779 million and $101 million at September 30, 2008 and December 31, 2007, respectively.

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities were $63 million and $13 million at September 30, 2008 and December 31, 2007, respectively. Net unrealized gains associated with non-income producing fixed maturity securities were $1 million and $12 million at September 30, 2008 and December 31, 2007, respectively.

Gross Unrealized Gains and Losses.  The following tables present the cost or amortized cost, gross unrealized gain and loss, and estimated fair value of the Company’s fixed maturity and equity securities, the percentage that each sector represents by the respective total holdings at:

	September 30, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,381	$772	$7,124	$68,029	32.0%
Residential mortgage-backed securities	48,947	460	2,424	46,983	22.1
Foreign corporate securities	36,262	752	2,618	34,396	16.2
U.S. Treasury/agency securities	15,414	1,269	47	16,636	7.8
Commercial mortgage-backed securities	17,539	91	1,725	15,905	7.5
Foreign government securities	11,200	1,054	319	11,935	5.6
Asset-backed securities	14,693	22	1,924	12,791	6.0
State and political subdivision securities	6,371	67	526	5,912	2.8
Other fixed maturity securities	59	—	1	58	—

Total fixed maturity securities	$224,866	$4,487	$16,708	$212,645	100.0%

Common stock	$1,609	$73	$69	$1,613	46.4%
Non-redeemable preferred stock	2,415	19	570	1,864	53.6

Total equity securities (1)	$4,024	$92	$639	$3,477	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,494	$1,695	$2,077	$74,112	31.8%
Residential mortgage-backed securities	54,853	599	377	55,075	23.7
Foreign corporate securities	36,318	1,705	768	37,255	16.0
U.S. Treasury/agency securities	19,768	1,486	13	21,241	9.1
Commercial mortgage-backed securities	17,035	242	194	17,083	7.4
Foreign government securities	11,647	1,350	182	12,815	5.5
Asset-backed securities	11,055	40	518	10,577	4.5
State and political subdivision securities	4,342	140	114	4,368	1.9
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities	$229,847	$7,270	$4,273	$232,844	100.0%

Common stock	$2,477	$568	$108	$2,937	49.7%
Non-redeemable preferred stock	3,258	60	342	2,976	50.3

Total equity securities (1)	$5,735	$628	$450	$5,913	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include private equity securities with an estimated fair value of $879 million and $569 million at September 30, 2008 and December 31, 2007, respectively.

Between September 30, 2008 and October 28, 2008, public equity markets continued to decline and credit spreads continued to widen across asset sectors worldwide. These deteriorating market conditions continue to impact the market value of the investment portfolio, resulting in increased unrealized losses.

Concentrations of Credit Risk.  The Company is not exposed to any significant concentrations of credit risk in its equity securities portfolio.

The Company is exposed to concentrations of credit risk related to U.S. Treasury securities and obligations of U.S. government and agencies. At September 30, 2008 and December 31, 2007, the Company’s holdings in U.S. Treasury and agency fixed maturity securities were $16.6 billion and $21.2 billion, respectively.

See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Corporate Fixed Maturity Securities” and “— Structured Securities” for a description of concentrations related to these asset subsectors.

At September 30, 2008, the Company’s direct investments in fixed maturity securities and equity securities in Lehman Brothers Holdings Inc. (“Lehman”), Washington Mutual, Inc. (“Washington Mutual”) and American International Group, Inc. (“AIG”) have an aggregate carrying value (after impairments) of approximately $370 million. In addition, the Company has made secured loans to affiliates of Lehman which are fully collateralized. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Impairments.”

At September 30, 2008, 37% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 12%, 36% and 6% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

Overall, at September 30, 2008, $6.0 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.9 billion, $1.9 billion, $1.1 billion and $0.1 billion, are included within state and political subdivision securities, U.S. corporate securities, asset-backed securities and mortgage-backed securities, respectively, and 13%, 28% and 40% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively.

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value sources and fair value hierarchy, are summarized as follows:

	September 30, 2008
			Equity
	Fixed Maturity Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$5,791	2.7%	$461	13.2%

Independent pricing source	156,968	73.8	469	13.5
Internal matrix pricing or discounted cash flow techniques	29,683	14.0	830	23.9

Significant other observable inputs (Level 2)	186,651	87.8	1,299	37.4

Independent pricing source	9,854	4.6	1,042	30.0
Internal matrix pricing or discounted cash flow techniques	6,678	3.2	174	5.0
Independent non-binding broker quotations	3,671	1.7	501	14.4

Significant unobservable inputs (Level 3)	20,203	9.5	1,717	49.4

Total fair value	$212,645	100.0%	$3,477	100.0%

	September 30, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed maturity securities:
U.S. corporate securities	$—	$60,336	$7,693	$68,029
Residential mortgage-backed securities	2	46,471	510	46,983
Foreign corporate securities	—	26,597	7,799	34,396
U.S. Treasury/agency securities	5,519	11,051	66	16,636
Commercial mortgage-backed securities	—	15,549	356	15,905
Foreign government securities	255	11,160	520	11,935
Asset-backed securities	—	9,699	3,092	12,791
State and political subdivision securities	—	5,788	124	5,912
Other fixed maturity securities	15	—	43	58

Total fixed maturity securities	$5,791	$186,651	$20,203	$212,645

Equity securities:
Common stock	$461	$1,003	$149	$1,613
Non-redeemable preferred stock	—	296	1,568	1,864

Total equity securities	$461	$1,299	$1,717	$3,477

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
	(In millions)

Balance, December 31, 2007			$23,354	$2,371
Impact of SFAS 157 and SFAS 159 adoption			(8)	—

Balance, beginning of period	$21,825	$2,057	23,346	2,371
Total realized/unrealized gains (losses) included in:
Earnings	(412)	(222)	(471)	(265)
Other comprehensive income (loss)	(1,671)	12	(2,790)	(194)
Purchases, sales, issuances and settlements	(331)	(176)	(1,368)	(222)
Transfer in and/or out of Level 3	792	46	1,486	27

Balance, end of period	$20,203	$1,717	$20,203	$1,717

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Net Unrealized Investment Gains (Losses).  The components of net unrealized investment gains (losses), included in accumulated other comprehensive income, are as follows:

	September 30, 2008	December 31, 2007
	(In millions)

Fixed maturity securities	$(12,345)	$3,378
Equity securities	(541)	157
Derivatives	(67)	(270)
Minority interest	7	(150)
Other	16	3

Subtotal	(12,930)	3,118

Amounts allocated from:
Insurance liability loss recognition	(128)	(608)
DAC and VOBA	1,821	(327)
Policyholder dividend obligation	—	(789)

Subtotal	1,693	(1,724)

Deferred income tax	3,885	(423)

Subtotal	5,578	(2,147)

Net unrealized investment gains (losses)	$(7,352)	$971

The changes in net unrealized investment gains (losses) are as follows:

September 30, 2008
(In millions)

Balance at December 31, 2007	$971
Cumulative effect of change in accounting principles, net of income tax	(10)

Balance at January 1, 2008	961
Unrealized investment losses during the period	(16,125)
Unrealized investment loss of subsidiary at date of disposal	87
Unrealized investment gains (losses) relating to:
Insurance liability gain recognition	480
DAC and VOBA	2,166
DAC and VOBA of subsidiary at date of disposal	(18)
Policyholder dividend obligation	789
Deferred income tax	4,354
Deferred income tax of subsidiary at date of disposal	(46)

Balance at September 30, 2008	$(7,352)

Change in net unrealized investment gains (losses)	$(8,313)

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	September 30, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$62,315	$19,570	$2,964	$5,672	6,083	1,285
Six months or greater but less than nine months	30,276	4,010	2,280	1,498	1,661	286
Nine months or greater but less than twelve months	8,393	576	750	283	526	61
Twelve months or greater	32,489	199	3,169	92	2,573	91

Total	$133,473	$24,355	$9,163	$7,545

Equity Securities:
Less than six months	$265	$1,163	$21	$416	504	467
Six months or greater but less than nine months	87	606	11	163	35	20
Nine months or greater but less than twelve months	86	—	10	—	29	—
Twelve months or greater	229	—	18	—	30	—

Total	$667	$1,769	$60	$579

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$46,380	$1,381	$1,480	$384	4,742	148
Six months or greater but less than nine months	15,871	14	732	4	1,043	24
Nine months or greater but less than twelve months	8,541	7	494	2	591	—
Twelve months or greater	29,942	50	1,164	13	2,722	32

Total	$100,734	$1,452	$3,870	$403

Equity Securities:
Less than six months	$1,762	$427	$150	$134	1,212	420
Six months or greater but less than nine months	529	—	62	—	154	—
Nine months or greater but less than twelve months	441	—	53	—	62	1
Twelve months or greater	516	—	51	—	90	—

Total	$3,248	$427	$316	$134

The Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized. See “— Summary of Critical Accounting Estimates — Investments.”

At September 30, 2008 and December 31, 2007, $9.2 billion and $3.9 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 7% and 4%, respectively, of the cost or amortized cost of such securities. At September 30, 2008 and December 31, 2007, $60 million and $316 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 9% and 10%, respectively, of the cost of such securities.

At September 30, 2008, $7.5 billion and $579 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 31% and 33% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $7.5 billion and $579 million, $5.7 billion and $416 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $403 million and $134 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 28% and 31% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $403 million and $134 million, $384 million and $134 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 291 fixed maturity securities and 20 equity securities, each with a gross unrealized loss at September 30, 2008 of greater than $10 million. These 291 fixed maturity securities represented 32%, or $5.4 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 20 equity securities represented 55%, or $351 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 23 fixed maturity securities and seven equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These 23 fixed maturity securities represented 8%, or $358 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These seven equity securities represented 22%, or $101 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, increased $5.3 billion during the nine months ended September 30, 2008. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration and severity of an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $579 million at September 30, 2008 and $134 million at December 31, 2007, is given greater weight and consideration than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover. Equity securities with an unrealized loss of 20% or more for six months or less was $416 million at September 30, 2008 of which $355 million, or 85%, are investment grade financial services industry trust preferred securities, of which 92% are rated A or higher. Equity securities with an unrealized loss of 20% or more for six months or greater was $163 million as of September 30, 2008, all of which were comprised of unrealized losses on investment grade financial services industry trust preferred securities, of which 92% are rated A or higher. There were no equity securities with an unrealized loss of 20% or more for nine months or greater. In connection with the equity securities impairment review process during the third quarter of 2008, the Company evaluated its holdings in non-redeemable trust preferred securities, particularly those of financial services industry companies. The

Company considered several factors including the likelihood of recovery in value of trust preferred securities with a severe unrealized loss and the likelihood of recovery in value of trust preferred securities with an extended unrealized loss (i.e., 12 months or more). The Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities and it has the ability and intent to hold until the market value decline recovers.

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and other of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters. Between September 30, 2008 and October 28, 2008, public equity markets continued to decline and credit spreads continued to widen across asset sectors worldwide. These deteriorating market conditions continue to impact the market value of the investment portfolio, resulting in increased unrealized losses. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Impairments.”

At September 30, 2008 and December 31, 2007, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $17.3 billion and $4.7 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, as follows:

	September 30,	December 31,
	2008	2007

Sector:
U.S. corporate securities	41%	44%
Foreign corporate securities	15	16
Asset-backed securities	11	11
Residential mortgage-backed securities	14	8
Foreign government securities	2	4
Commercial mortgage-backed securities	10	4
State and political subdivision securities	3	2
Other	4	11

Total	100%	100%

Industry:
Finance	29%	33%
Industrial	3	19
Mortgage-backed	24	12
Asset-backed	11	11
Utility	9	8
Government	2	4
Consumer	9	3
Communication	6	2
Other	7	8

Total	100%	100%

Impairments.

The components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
				(In millions)

Gross investment gains	$279	$115	$569	$351	$265	$52	$412	$142
Gross investment losses	(450)	(370)	(1,032)	(898)	(167)	(15)	(210)	(24)
Writedowns	(748)	(40)	(961)	(59)	(279)	(6)	(396)	(10)

Net investment gains (losses)	$(919)	$(295)	$(1,424)	$(606)	$(181)	$31	$(194)	$108

Overview of Fixed Maturity and Equity Security Impairments.  Impairments of fixed maturity and equity securities were $1,027 million and $1,357 million for the three months and nine months ended September 30, 2008, respectively, and $46 million and $69 million for the three months and nine months ended September 30, 2007, respectively.

Impairments of fixed maturity securities were $748 million and $961 million for the three months and nine months ended September 30, 2008, respectively, and $40 million and $59 million for the three months and nine months ended September 30, 2007, respectively. Impairments of equity securities were $279 million and $396 million for the three months and nine months ended September 30, 2008, respectively, and $6 million and $10 million for the three months and nine months ended September 30, 2007, respectively.

The Company’s credit-related impairments of fixed maturity and equity securities were $677 million and $895 million for the three months and nine months ended September 30, 2008, respectively, and $31 million and $54 million for the three months and nine months ended September 30, 2007, respectively. The Company’s credit-related impairments of fixed maturity securities were $593 million and $809 million for the three months and nine months ended September 30, 2008, respectively, and $25 million and $44 million for the three months and nine months ended September 30, 2007, respectively. The Company’s credit-related impairments of equity securities — principally trust preferred securities included in non-redeemable preferred stock — were $84 million and $86 million for the three months and nine months ended September 30, 2008, respectively, and $6 million and $10 million for the three months and nine months ended September 30, 2007, respectively.

The Company’s three largest impairments totaled $506 million and $521 million for the three months and nine months ended September 30, 2008, respectively, and $17 million and $19 million for the three months and nine months ended September 30, 2007, respectively.

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $6.9 billion and $20.0 billion during the three months and nine months ended September 30, 2008, respectively, and $11.9 billion and $37.5 billion during the three months and nine months ended September 30, 2007, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $617 million and $1,242 million for the three months and nine months ended September 30, 2008, respectively, and $385 million and $922 million for the three months and nine months ended September 30, 2007, respectively.

Third Quarter 2008 Impairments — Financial Institutions, Individually Significant and Trust Preferred Security Impairments.  Of the fixed maturity and equity securities impairments of $1,027 million for the three months ended September 30, 2008, $771 million were concentrated in the Company’s financial services industry securities holdings and were comprised of $496 million in impairments on fixed maturity securities and $275 million in impairments on equity securities. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. A significant portion of the impairments were concentrated in three particular financial institutions that entered bankruptcy, were subject to Federal Deposit Insurance Corporation receivership or received federal government capital infusions as described further below:

-	Lehman — In connection with the filing on September 15, 2008 by Lehman of a Chapter 11 bankruptcy petition, the Company recorded in the third quarter of 2008 impairments totaling $365 million (i.e., $322 million fixed maturity and $43 million equity securities) as follows related to Lehman — $249 million of Lehman senior unsecured debt and subordinated debt, $73 million of debt instruments issued by a special-purpose entity backed by Lehman obligations, and $43 million of Lehman trust preferred securities. The Company has also made secured loans to affiliates of Lehman which are fully collateralized; accordingly, no impairment charge has been recorded.

-	Washington Mutual — In connection with the September 25, 2008 acquisition of Washington Mutual’s banking operation by JP Morgan Chase & Co. relating to the Federal Deposit Insurance Corporation receivership of its bank subsidiaries, which transaction excluded the assumption of any senior unsecured debt, subordinated debt, and preferred securities of Washington Mutual and its bank subsidiaries, the Company recorded impairments in the third quarter of 2008 totaling $161 million (i.e., $125 million fixed maturity and $36 million equity securities) as follows — $125 million of Washington Mutual subordinated debt, $35 million of Washington Mutual trust preferred securities, and less than $1 million of Washington Mutual common stock holdings. These impairments were partially offset by a $17 million realized gain on credit default swaps purchased on Washington Mutual debt.

-	AIG — In connection with the September 23, 2008 definitive agreement between AIG and the Federal Reserve Bank of New York for a two-year revolving credit facility and issuance of preferred stock that granted 79.9% common stock voting power to the United States Treasury, the Company recorded impairments on securities for the three months ended September 30, 2008 totaling $36 million (i.e., $35 million fixed maturity and $1 million equity securities) as follows — $35 million of AIG unsecured subordinated debt holdings, and $1 million of AIG common stock. Additionally, a $2 million impairment was recorded on an AIG affiliate-managed other limited partnership investment for the three months ended September 30, 2008, for a total AIG impairment of $38 million for the three months ended September 30, 2008.

Overall, impairments related to these three counterparties accounted for impairments on fixed maturity and equity securities of $482 million and $80 million, respectively, for a total of $562 million for the three months ended September 30, 2008. These three counterparties account for substantially all, $482 million, of the fixed maturity security impairments of $496 million; however, at $80 million, they do not account for the majority of the financial institution related equity security impairments of $275 million which are nearly entirely related to impairments of trust preferred securities, included in non-redeemable preferred stock.

Third Quarter 2008 Impairments — Summary of Fixed Maturity Security Impairments. Overall impairments of fixed maturity securities were $748 million for the three months ended September 30, 2008. This substantial increase over the prior year was driven by impairments of $496 million on financial services industry fixed maturity holdings as described previously; $155 million in fixed maturity securities that the Company intends to sell at a loss subsequent to the balance sheet date and, therefore, did not have the intent to hold the securities until recovery of the market value decline (i.e., the average unrealized loss as a percentage of amortized cost for these fixed maturity securities was 3.8%) ; and $97 million because the impaired security experienced extensive credit spread widening and the Company was uncertain of its intent to retain the securities for a period of time sufficient to allow for recovery of the market value decline. Overall, $593 million of the impairments were considered to be credit-related and are included in the $677 million of credit-related impairments described previously.

Third Quarter 2008 Impairments — Summary of Equity Security Impairments. Equity security impairments recorded in the third quarter of 2008 totaled $279 million. As described previously, $80 million of these equity security impairments related to Lehman, Washington Mutual and AIG. As a result of the Company’s equity securities impairment review process, which included a review of the duration of, and or the severity of the unrealized loss position of its equity securities holdings, additional other-than-temporary impairment charges totaling $199 million were recorded for the three months ended September 30, 2008. These additional impairments were principally related to impairments on non-redeemable trust preferred securities holdings of financial services industry securities holdings that had either been in an unrealized loss position for an extended duration (i.e., 12 months or more), or were in a severe unrealized loss position as of September 30, 2008. Overall, $84 million of the impairments were considered to be credit related and are included in the $677 million of credit related impairments described previously.

Future Impairments.  Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and other of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters. Between September 30, 2008 and October 28, 2008, public equity markets continued to decline and credit spreads continued to widen across asset sectors worldwide. These deteriorating market conditions continue to impact the market value of the investment portfolio, resulting in increased unrealized losses. See also “ —Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Unrealized Investment Gains (Losses).”

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	September 30, 2008		December 31, 2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Industrial	$34,826	34.0%	$39,339	35.3%
Foreign (1)	34,396	33.6	37,255	33.5
Finance	16,683	16.3	20,669	18.6
Utility	13,234	12.9	13,276	11.9
Other	3,286	3.2	828	0.7

Total	$102,425	100.0%	$111,367	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other fixed maturity foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At September 30, 2008 and December 31, 2007, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $8.4 billion and $7.8 billion, respectively, each less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at September 30, 2008 and December 31, 2007 was $1.5 billion and $1.2 billion, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	September 30, 2008		December 31, 2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$30,962	40.9%	$36,356	43.9%
Pass-through securities	16,021	21.2	18,719	22.6

Total residential mortgage-backed securities	46,983	62.1	55,075	66.5
Commercial mortgage-backed securities	15,905	21.0	17,083	20.7
Asset-backed securities	12,791	16.9	10,577	12.8

Total	$75,679	100.0%	$82,735	100.0%

The majority of the residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. At September 30, 2008 and December 31, 2007, $46.3 billion and $54.8 billion, respectively, or 99% for both, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2008 and December 31, 2007, the Company’s Alt-A residential mortgage-backed securities exposure was $4.4 billion and $6.3 billion, respectively, with an unrealized loss of $1,052 million and $139 million, respectively.

At September 30, 2008 and December 31, 2007, $14.3 billion and $15.0 billion, respectively, or 90% and 88%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities are diversified both by sector and by issuer. At September 30, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables and automobile receivables of 50% and 10% of the total holdings, respectively. At September 30, 2008 and December 31, 2007, $9.1 billion and $5.7 billion, respectively, or 71% and 54%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities included in the structured securities table above include exposure to residential mortgage-backed securities backed by sub-prime mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The Company’s exposure exists through investment in asset-backed securities which are supported by sub-prime mortgage loans. The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 vintage year. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from September 30, 2007 to September 30, 2008. Based upon the analysis of the Company’s exposure to sub-prime mortgage loans through its investment in asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following table shows the Company’s exposure to asset-backed securities supported by sub-prime mortgage loans by credit quality and by vintage year:

	September 30, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$99	$83	$173	$139	$22	$16	$15	$11	$3	$2	$312	$251
2004	131	93	379	264	5	4	37	27	2	1	554	389
2005	375	288	286	210	—	—	4	3	—	—	665	501
2006	153	128	111	60	—	—	1	1	16	6	281	195
2007	112	69	25	12	—	—	—	—	—	—	137	81
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total	$870	$661	$974	$685	$27	$20	$57	$42	$21	$9	$1,949	$1,417

	December 31, 2007
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$217	$206	$130	$123	$15	$14	$13	$12	$4	$2	$379	$357
2004	186	169	412	383	11	9	—	—	1	—	610	561
2005	509	462	218	197	—	—	—	—	—	—	727	659
2006	244	223	64	43	—	—	—	—	—	—	308	266
2007	132	123	17	9	—	—	—	—	—	—	149	132

Total	$1,288	$1,183	$841	$755	$26	$23	$13	$12	$5	$2	$2,173	$1,975

At September 30, 2008 and December 31, 2007, the Company had asset-backed securities supported by sub-prime mortgage loans with estimated fair values of $1.4 billion and $2.0 billion, respectively, and unrealized losses of $532 million and $198 million, respectively, as outlined in the tables above. At September 30, 2008, approximately 95% of the portfolio is rated Aa or better of which 80% was in vintage year 2005 and prior. At December 31, 2007, approximately 98% of the portfolio was rated Aa or better of which 79% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. At September 30, 2008, 37% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 12%, 36% and 6% were guaranteed by financial guarantee insurers who were Aaa, Aa and A rated, respectively. At September 30, 2008, all of the $1.4 billion of asset-backed securities supported by sub-prime mortgage loans were classified as Level 3 securities.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $20 million with a fair value of $17 million at September 30, 2008 and an aggregate cost of $63 million with a fair value of $47 million at December 31, 2007, which are not included in the tables above.

Securities Lending

The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company requires a minimum of 100% of the estimated fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $40.4 billion and $41.1 billion and an estimated fair value of $39.7 billion and $42.1 billion were on loan under the program at September 30, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $41.2 billion and $43.3 billion at September 30, 2008 and December 31, 2007, respectively. Of this $41.2 billion of cash collateral to be returned at September 30, 2008, approximately $14.2 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of capital. The fair value of the securities on loan related to such cash collateral which could be required to be returned the next business day was

$13.6 billion at September 30, 2008. U.S. Treasury and agency securities with a fair value of $9.2 billion were included in such securities on loan and could be immediately sold to satisfy the on open cash collateral requirements. The remainder of the securities on loan are high quality corporate fixed maturity securities. If these high quality corporate fixed maturity securities are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the cash requirements. If these securities become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demand.

During the unprecedented market disruption since mid-September, the demand for securities loans from the Company’s counterparties has decreased. As a result, the cash collateral liability has been reduced to approximately $30.9 billion as of October 28, 2008. Of this $30.9 billion of cash collateral to be returned, as of October 28, 2008, approximately $14.8 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral. The fair value of the securities on loan related to such cash collateral which could be required to be returned the next business day was $14.5 billion at October 28, 2008. U.S. Treasury and agency securities with a fair value of $13.1 billion were included in such securities on loan and could be immediately sold to satisfy the on open cash collateral requirements.

The following table represents, as of September 30, 2008 and October 28, 2008, when the Company may be obligated to return cash collateral received in connection with its securities lending program. Cash collateral is required to be returned when the related loaned security can be returned to the Company.

	September 30, 2008		October 28, 2008
	Cash Collateral	% of Total	Cash Collateral	% of Total
	(In millions)

Open	$14,160	34.4%	$14,836	48.1%
Less than ninety days	26,527	64.4	15,264	49.4
Greater than ninety days	497	1.2	770	2.5

Total	$41,184	100%	$30,870	100%

Security collateral of $40 million on deposit from customers in connection with the securities lending transactions at December 31, 2007 may not be sold or repledged and is not reflected in the interim condensed consolidated financial statements. There was no security collateral on deposit at September 30, 2008.

Assets on Deposit, Held in Trust and Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with an estimated fair value of $1.2 billion and $1.8 billion at September 30, 2008 and December 31, 2007, respectively, consisting primarily of fixed maturity and equity securities. The Company also held in trust cash and securities, principally fixed maturity and equity securities, with an estimated fair value of $6.4 billion and $5.9 billion at September 30, 2008 and December 31, 2007, respectively, to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 8 of the interim condensed consolidated financial statements.

The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the Federal Home Loan Bank of New York and the Federal Home Loan Bank of Boston of $16.9 billion and $7.0 billion at September 30, 2008 and December 31, 2007, respectively. The Company has also pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation with a carrying value of $2.9 billion at both September 30, 2008 and December 31, 2007. The nature of these Federal Home Loan Bank and Federal Agricultural Mortgage Corporation arrangements are described in Notes 7 and 10 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report.

Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in “— Composition of Investment Portfolio Results — Derivative Financial Instruments — Credit Risk.” Certain of the Company’s trading securities are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

Trading Securities

The Company has a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at estimated fair value with subsequent changes in fair value recognized in net investment income related to fixed maturity securities.

At September 30, 2008 and December 31, 2007, trading securities at estimated fair value were $788 million and $779 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $30 million and $107 million, respectively. The Company had pledged $118 million and $407 million of its assets, at estimated fair value, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at September 30, 2008 and December 31, 2007, respectively.

The fair value of trading securities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	September 30, 2008
	Trading		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$364	46%	$30	100%
Significant other observable inputs (Level 2)	188	24	—	—
Significant unobservable inputs (Level 3)	236	30	—	—

Total fair value	$788	100%	$30	100%

A rollforward of the fair value measurements for trading securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2008 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008
	(In millions)

Balance, December 31, 2007		$183
Impact of SFAS 157 and SFAS 159 adoption		8

Balance, beginning of period	$312	191
Total realized/unrealized gains (losses) included in:
Earnings	(12)	(15)
Other comprehensive income (loss)	(2)	—
Purchases, sales, issuances and settlements	(62)	65
Transfer in and/or out of Level 3	—	(5)

Balance, end of period	$236	$236

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled ($95) million and ($137) million for the three months and nine months ended September 30, 2008, respectively, and $21 million and $52 million for the three months and nine months ended September 30, 2007, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in estimated fair value of ($105) million and ($149) million for the three months and nine months ended September 30, 2008, respectively, and $17 million and $28 million for the three months and nine months ended September 30, 2007, respectively.

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 15.6% and 14.1% of the Company’s total cash and invested assets at September 30, 2008 and December 31, 2007, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	September 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$35,912	70.9%	$34,669	75.0%
Agricultural mortgage loans	12,101	23.9	10,484	22.7
Consumer loans	1,209	2.4	1,040	2.3

Loans held-for-investment	49,222	97.2	46,193	100.0
Mortgage loans held-for-sale	1,424	2.8	5	—

Total	$50,646	100.0%	$46,198	100.0%

At September 30, 2008, mortgage loans held-for-sale include $1,336 million of residential mortgage loans held-for-sale carried under the fair value option. At September 30, 2008 and December 31, 2007, mortgage loans held-for-sale also include $88 million and $5 million, respectively, of commercial and residential mortgage loans held-for-sale which are carried at the lower of amortized cost or estimated fair value.

At September 30, 2008, the Company held $180 million in mortgage loans which are carried at fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $95 million relate to impaired mortgage loans held-for-investment and $85 million to certain mortgage loans held-for-sale. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $15 million and $57 million for the three months and nine months ended September 30, 2008, respectively.

Commercial Mortgage Loans.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at:

	September 30, 2008		December 31, 2007
	Carrying	%of	Carrying	%of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$8,584	23.9%	$8,440	24.3%
South Atlantic	8,099	22.6	7,770	22.4
Middle Atlantic	5,785	16.1	5,043	14.5
International	3,695	10.3	3,642	10.5
West South Central	3,065	8.5	2,894	8.3
East North Central	2,607	7.3	2,867	8.3
New England	1,535	4.3	1,464	4.2
Mountain	1,058	2.9	1,002	2.9
West North Central	758	2.1	974	2.8
East South Central	470	1.3	481	1.4
Other	256	0.7	92	0.4

Total	$35,912	100.0%	$34,669	100.0%

Property Type
Office	$15,351	42.8%	$15,224	43.9%
Retail	8,094	22.5	7,335	21.2
Apartments	4,137	11.5	4,371	12.6
Hotel	3,132	8.7	3,258	9.4
Industrial	2,849	8.0	2,622	7.6
Other	2,349	6.5	1,859	5.3

Total	$35,912	100.0%	$34,669	100.0%

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

The following table presents the amortized cost and valuation allowance for commercial mortgage loans distributed by loan classification at:

	September 30, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$36,067	100.0%	$160	0.4%	$34,833	100.0%	$168	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	4	—	—	—%	3	—	—	—%
Delinquent or under foreclosure	1	—	—	—%	1	—	—	—%

Total	$36,072	100.0%	$160	0.4%	$34,837	100.0%	$168	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans held-for-investment for the:

Nine Months Ended
September 30, 2008
(In millions)

Balance, beginning of period	$168
Additions	57
Deductions	(65)

Balance, end of period	$160

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type.

Of the $12.1 billion of agricultural mortgage loans outstanding at September 30, 2008, 57% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans held-for-investment distributed by loan classification at:

	September 30, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$12,016	98.9%	$16	0.1%	$10,440	99.4%	$12	0.1%
Restructured	2	—	—	—%	2	—	—	—%
Potentially delinquent	39	0.4	4	10.3%	47	0.4	4	8.5%
Delinquent or under foreclosure	89	0.7	25	28.1%	19	0.2	8	42.1%

Total	$12,146	100.0%	$45	0.4%	$10,508	100.0%	$24	0.2%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans held-for-investment for the:

Nine Months Ended
September 30, 2008
(In millions)

Balance, beginning of period	$24
Additions	26
Deductions	(5)

Balance, end of period	$45

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans held-for-investment.

The following table presents the amortized cost and valuation allowances for consumer loans held-for-investment distributed by loan classification at:

	September 30, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$1,172	96.4%	$6	0.5%	$1,001	95.7%	$5	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	16	1.3	—	—%	19	1.8	—	—%
Delinquent or under foreclosure	28	2.3	1	3.6%	26	2.5	1	3.8%

Total	$1,216	100.0%	$7	0.6%	$1,046	100.0%	$6	0.6%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans for the:

Nine Months Ended
September 30, 2008
(In millions)

Balance, beginning of period	$6
Additions	2
Deductions	(1)

Balance, end of period	$7

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. At September 30, 2008 and December 31, 2007, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $7.6 billion and $6.8 billion, respectively, or 2.3% and 2.1%, respectively, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate holdings at:

	September 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Real estate	$3,877	51.3%	$3,814	56.3%
Real estate joint ventures	3,488	46.1	2,771	40.9
Foreclosed real estate	3	0.1	3	0.1

	7,368	97.5	6,588	97.3
Real estate held-for-sale	188	2.5	181	2.7

Total real estate holdings	$7,556	100.0%	$6,769	100.0%

The Company’s carrying value of real estate held-for-sale of $188 million and $181 million at September 30, 2008 and December 31, 2007, respectively, have been reduced by impairments of $10 million at both September 30, 2008 and December 31, 2007.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Certain of the Company’s investments in real estate joint ventures meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.4 billion and $6.2 billion at September 30, 2008 and December 31, 2007, respectively. Included within other limited partnership interests at September 30, 2008 and December 31, 2007 are $1.7 billion and $1.6 billion, respectively, of hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. For equity method limited partnership interests, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. The Company’s investments in other limited partnership interests represented 2.0% and 1.9% of cash and invested assets at September 30, 2008 and December 31, 2007, respectively.

Management anticipates that investment income and the related yields on other limited partnership interests will decline further and could reduce net investment income during 2008 due to increased volatility in the equity and credit markets.

Some of the Company’s investments in other limited partnership interests meet the definition of a VIE under FIN 46(r). See “— Variable Interest Entities.”

At September 30, 2008, the Company held $30 million in cost basis other limited partnership interests which were impaired during the three months ended September 30, 2008 based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $17 million and $33 million for the three months and nine months ended September 30, 2008, respectively.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets at:

	September 30, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Free standing derivatives with positive fair values	$5,126	52.6%	$4,036	50.1%
Leveraged leases, net of non-recourse debt (1)	2,293	23.5	2,199	27.2
Joint venture investments	1,296	13.3	1,150	14.3
Funds withheld at interest	69	0.7	80	1.0
Other	961	9.9	599	7.4

Total (2)	$9,745	100.0%	$8,064	100.0%

(1)	The Company participates in lease transactions, which are diversified by industry, asset type and geographic area. The Company regularly reviews residual values and writes down residuals to expected values as needed.

(2)	Total other invested assets represents 3.0% and 2.5% of cash and invested assets at September 30, 2008 and December 31, 2007, respectively.

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

The following table presents the notional amount and current market or fair value of derivative financial instruments, excluding embedded derivatives, held at:

	September 30, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$33,192	$1,302	$599	$62,410	$784	$768
Interest rate floors	48,517	634	—	48,937	621	—
Interest rate caps	24,646	93	—	45,498	50	—
Financial futures	10,466	106	103	12,302	89	57
Foreign currency swaps	20,357	1,120	1,312	21,201	1,480	1,719
Foreign currency forwards	6,220	208	83	4,177	76	16
Options	7,541	1,360	—	6,565	713	1
Financial forwards	18,676	182	33	11,937	122	2
Credit default swaps	4,378	121	23	6,625	58	33
Synthetic GICs	4,097	—	—	3,670	—	—
Other	250	—	44	250	43	—

Total	$178,340	$5,126	$2,197	$223,572	$4,036	$2,596

Fair Value Hierarchy.  Derivatives measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	September 30, 2008
	Derivative Assets		Derivative Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$127	2%	$117	5%
Significant other observable inputs (Level 2)	3,666	72	2,015	92
Significant unobservable inputs (Level 3)	1,333	26	65	3

Total fair value	$5,126	100%	$2,197	100%

A rollforward of the fair value measurements for derivatives measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2008 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008
	(In millions)

Balance, December 31, 2007		$789
Impact of SFAS 157 and SFAS 159 adoption		(1)

Balance, beginning of period	$853	788
Total realized/unrealized gains (losses) included in:
Earnings	348	405
Other comprehensive income (loss)	—	—
Purchases, sales, issuances and settlements	67	74
Transfer in and/or out of Level 3	—	1

Balance, end of period	$1,268	$1,268

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of September 30, 2008 and December 31, 2007, the Company was obligated to return cash collateral under its control of $2.1 billion and $833 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. As of September 30, 2008 and December 31, 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $169 million and $678 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but as of September 30, 2008 and December 31, 2007, none of the collateral had been sold or repledged.

As of September 30, 2008 and December 31, 2007, the Company provided securities collateral for various arrangements in connection with derivative instruments of $437 million and $162 million, respectively, which is included in fixed maturity securities in the consolidated balance sheets. In addition, the Company has exchange-traded futures, which require the pledging of collateral. As of September 30, 2008 and December 31, 2007, the Company pledged securities collateral for exchange-traded futures of $117 million and $167 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. As of September 30, 2008 and December 31, 2007, the Company provided cash collateral of $142 million and $102 million, respectively, which is included in premiums and other receivables in the consolidated balance sheets.

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of the referenced credit obligations is zero, was $1,475 million at September 30, 2008. The credit default swaps expire at various times during the next six years.

Embedded Derivatives.  The fair value of embedded derivatives measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	September 30, 2008
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(29)	(7)
Significant unobservable inputs (Level 3)	14	100	463	107

Total fair value	$14	100%	$434	100%

A rollforward of the fair value measurements for embedded derivatives measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2008 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008
	(In millions)

Balance, December 31, 2007		$(278)
Impact of SFAS 157 and SFAS 159 adoption		24

Balance, beginning of period	$(444)	(254)
Total realized/unrealized gains (losses) included in:
Earnings	13	(125)
Other comprehensive income (loss)	—	—
Purchases, sales, issuances and settlements	(18)	(70)
Transfer in and/or out of Level 3	—	—

Balance, end of period	$(449)	$(449)

See “— Summary of Critical Accounting Estimates — Embedded Derivatives” for further information on the estimates and assumptions that affect the amounts reported above.

Variable Interest Entities

The following table presents the total assets of and maximum exposure to loss relating to VIEs for which the Company has concluded that: (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at September 30, 2008; and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated:

	September 30, 2008
	Primary Beneficiary		Not Primary Beneficiary
		Maximum	Maximum
	Total	Exposure to	Exposure to
	Assets (1)	Loss (2)	Loss (2)
	(In millions)

Asset-backed securitizations and collateralized debt obligations	$1,305	$1,305	$102
Real estate joint ventures (3)	41	21	33
Other limited partnership interests (4)	20	19	3,677
Trust preferred securities (5)	105	105	3,769
Other investments (6)	1,307	1,307	176

Total	$2,778	$2,757	$7,757

(1)	The assets of the asset-backed securitizations and collateralized debt obligations are reflected at fair value. The assets of the real estate joint ventures, other limited partnership interests, trust preferred securities and other investments are reflected at the carrying amounts at which such assets would have been reflected on the Company’s consolidated balance sheet had the Company consolidated the VIE from the date of its initial investment in the entity.

(2)	The maximum exposure to loss relating to the asset-backed securitizations and collateralized debt obligations is equal to the carrying amounts of retained interests. In addition, the Company provides collateral management services for certain of these structures for which it collects a management fee. The maximum exposure to loss relating to real estate joint ventures, other limited partnership interests, trust preferred securities and other investments is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by other partners. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(3)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments.

(4)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities.

(5)	Trust preferred securities are complex, uniquely structured investments which contain features of both equity and debt, may have an extended or no stated maturity, and may be callable at the issuer’s option after a defined period of time.

(6)	Other investments include securities that are not trust preferred securities, asset-backed securitizations or collateralized debt obligations.

Separate Accounts

The Company had $139.8 billion and $160.1 billion held in its separate accounts, for which the Company does not bear investment risk, as of September 30, 2008 and December 31, 2007, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on

January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

The fair value of separate accounts measured at fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	September 30, 2008
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$104,332	75%
Significant other observable inputs (Level 2)	33,460	24
Significant unobservable inputs (Level 3)	2,011	1

Total fair value	$139,803	100%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its holdings of invested assets and other financial instruments, including certain market risk sensitive insurance contracts, based on changes in interest rates, equity market prices and currency exchange rates, utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing this analysis, the Company used market rates at September 30, 2008 to re-price its invested assets and other financial instruments. The sensitivity analysis separately calculated each of MetLife’s market risk exposures (interest rate, equity market price and foreign currency exchange rate) related to its trading and non-trading invested assets and other financial instruments. The sensitivity analysis performed included the market risk sensitive holdings described above. The Company modeled the impact of changes in market rates and prices on the fair values of its invested assets as follows:

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

The table below illustrates the potential loss in fair value of the Company’s interest rate sensitive financial instruments at September 30, 2008. In addition, the potential loss with respect to the fair value of currency exchange rates and the Company’s equity price sensitive positions at September 30, 2008 is set forth in the table below.

The potential loss in fair value for each market risk exposure of the Company’s portfolio at September 30, 2008 was:

September 30, 2008
(In millions)

Non-trading:
Interest rate risk	$3,631
Equity price risk	$21
Foreign currency exchange rate risk	$835
Trading:
Interest rate risk	$11

The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at September 30, 2008 by type of asset or liability.

	As of September 30, 2008
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value	Curve
	(In millions)

Assets:
Fixed maturity securities		$212,645	$(4,177)
Equity securities		3,477	—
Mortgage and consumer loans		50,279	(366)
Policy loans		11,011	(197)
Short-term investments		2,570	(3)
Cash and cash equivalents		20,209	—
Mortgage loan commitments	$5,973	(149)	(10)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	1,391	(77)	—
Commitments to fund partnership investments	4,629	—	—

Total assets			$(4,753)

Liabilities:
Policyholder account balances		$93,894	$1,237
Short-term debt		1,106	—
Long-term debt		8,782	199
Collateral financing arrangements		2,453	91
Junior subordinated debt securities		2,596	48
Payables for collateral under securities loaned and other transactions		43,299	—

Total liabilities			$1,575

Other:
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$33,192	$703	$(419)
Interest rate floors	48,517	634	(126)
Interest rate caps	24,646	93	43
Financial futures	10,466	3	272
Foreign currency swaps	20,357	(192)	(92)
Foreign currency forwards	6,220	125	—
Options	7,541	1,360	(122)
Financial forwards	18,676	149	(8)
Credit default swaps	4,378	98	(1)
Synthetic GICs	4,097	—	—
Other	250	(44)	—

Total other			(453)

Net change			$(3,631)

This quantitative measure of risk has decreased by $1,539 million, or 30%, to $3,631 million at September 30, 2008 from $5,170 million at December 31, 2007. From December 31, 2007 to September 30, 2008 there was a decline in interest rates across both the swaps and treasury curves which resulted in a decrease in the interest rate sensitivity by $787 million. The most significant movement in both yield curves occurred at the short end with U.S. Treasuries dropping precipitously. The interest rate risk declined by $397 million due to a change in the method of estimating the fair value of liabilities in connection with the adoption of SFAS 157 and the Company also completed the split-off of its 52% ownership in RGA which resulted in a reduction of interest rate risk by $346 million. In addition, the reduction in the asset base contributed a $260 million decline to the interest rate risk. These decreases were partially offset by changes in the portfolios’ duration and the widening of credit spreads to historic levels.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2007 Annual Report and (ii) Note 11 to the interim condensed consolidated financial statements in Part I of this report.

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

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class action seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court has certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. The court heard oral argument on defendants’ motion for summary judgment on September 25, 2008.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has directed the manner and form of notice to the class of the pendency of the action, but plaintiffs have not yet distributed the notice. MLIC and the Holding Company have moved for summary judgment, and plaintiffs have moved for partial summary judgment. The court heard oral argument on the parties’ motions for summary judgment on September 19, 2008.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2007 Annual Report, MLIC received approximately 7,200 asbestos-related claims in 2007. During the nine months ended September 30, 2008 and 2007, MLIC received approximately 3,700 and 3,500 new asbestos-related claims, respectively. See Note 16 of the Notes to Consolidated Financial Statements included in the 2007 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may ultimately incur is uncertain.

During 1998, MLIC paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provided for recovery of losses up to $1.5 billion in excess of a $400 million self-insured retention. The Company’s initial option to commute the excess insurance policies for asbestos-related claims would have arisen at the end of 2008. On September 29, 2008, MLIC entered into agreements commuting the excess insurance policies as of September 30, 2008. As a result of the commutation of the policies, MLIC will receive cash and securities totaling approximately $632 million on or before January 30, 2009. Of this total, MLIC received approximately $115 million in fixed maturity securities on September 26, 2008, and MLIC received approximately $200 million in cash on October 29, 2008. MLIC will receive the remainder of the recoverable, approximately $317 million, in cash on or before January 30, 2009. MLIC recognized a loss on commutation of $35.3 million during the three months and nine months ended September 30, 2008.

The excess insurance policies for asbestos-related claims were subject to annual and per claim sublimits. Amounts exceeding the sublimits during 2007, 2006 and 2005 were approximately $16 million, $8 million and $0, respectively. Amounts were recoverable under the policies annually with respect to claims paid during the prior calendar year. Each asbestos-related policy contained an experience fund and a reference fund that provided for payments to MLIC at the commutation date if the reference fund was greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund was less than the return specified in the experience fund. The return in the reference fund was tied to performance of the Standard & Poor’s 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2008 for the amounts paid with respect to asbestos litigation in excess of the retention. The foregone loss reimbursements were approximately $62.2 million with respect to claims for the period of 2002 through 2007.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. MLIC regularly reevaluates its exposure from asbestos litigation and has updated its liability analysis for asbestos-related claims through September 30, 2008.

Sales Practices Claims

Over the past several years, MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); General American Life Insurance Company; Walnut Street Securities, Inc. (“Walnut Street Securities”) and MetLife Securities, Inc. (“MSI”) have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

As of September 30, 2008, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. Some sales practices claims have been resolved through settlement. Other sales practices claims have been won by dispositive motions or have gone to trial. Most of the current cases seek substantial damages, including in some cases punitive and treble damages and attorneys’ fees. Additional litigation relating to the Company’s marketing and sales of individual life insurance, mutual funds or other products may be commenced in the future.

One putative class action lawsuit involving sales practices claims is pending against MLIC in Canada. In Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998), plaintiff alleges misrepresentations regarding dividends and future payments for life insurance policies and seeks unspecified damages. Ace Quan v. Metropolitan Life Ins. Co. (Ont. Gen. Div., filed April 1997), in which plaintiff alleged similar claims, has been dismissed.

Property and Casualty Actions

Katrina-Related Litigation.  There are a number of lawsuits, including a few putative class actions and “mass” actions, pending in Louisiana and Mississippi against Metropolitan Property and Casualty Insurance Company relating to Hurricane Katrina. The lawsuits include claims by policyholders for coverage for damages stemming from Hurricane Katrina, including for damages resulting from flooding or storm surge. The deadlines for filing actions in Louisiana and Mississippi have expired. It is reasonably possible that additional actions will be filed in other states. The Company intends to continue to defend vigorously against these matters, although appropriate matters may be resolved as part of the ordinary claims adjustment process.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. A motion for class certification has been filed and briefed. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. A motion for class certification has been filed and briefed. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007)  was filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The court granted the defendants’ motion to dismiss, and plaintiff appealed the dismissal. The Company is vigorously defending against the claims in these matters.

Regulatory Matters

In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and in January 2008, MSI received notice of the commencement of an administrative action by the Illinois Department of Securities. MSI’s motion to dismiss the action was denied. MSI intends to vigorously defend against the claims in this matter.

Other Litigation

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district proceeding, plaintiffs filed a class action complaint consolidating claims from several separate actions that had been filed in or transferred to the District of New Jersey in 2004 and 2005. The consolidated complaint alleged that the Holding Company, MLIC, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. In August and September 2007, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust and the RICO claims. In January 2008, the court issued an order granting defendants’ summary judgment motion on the ERISA claims, and in February 2008, the court dismissed the remaining state law claims on jurisdictional grounds. Plaintiffs have filed a notice of appeal regarding the orders dismissing their RICO and federal antitrust claims. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs assert legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs seek rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In January and May 2008, the court issued orders granting the defendants’ motion to dismiss in part, dismissing all of plaintiffs’ claims except for claims under the Investment Advisers Act. Defendants’ motion to dismiss claims under the Investment Advisers Act was denied. The Company will vigorously defend against the remaining claims in this matter.

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

The following amends and restates the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A of the 2007 Annual Report.

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, medium- and long-term debt, junior subordinated debt securities, capital securities and stockholders’ equity.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change. For instance, we have funding agreements which can be put to us after a period of notice. The notice requirements vary; however, the shortest period is 90 days, applicable to approximately $1 billion of such liabilities as of September 30, 2008.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Recently our credit spreads have widened considerably. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and We Do Not Expect These Conditions to Improve in the Near Future

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have less opportunities for disposal. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

We are a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by our variable annuity products.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There Can be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve, the Federal Deposit Insurance Corporation and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, whether on the extreme levels of volatility currently being experienced, the levels of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Continued volatility, low levels of credit availability and low prices for financial assets could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock. In addition, the choices made by the U.S. Treasury in its distribution of amounts available under the EESA could have the effect of supporting some parts of the financial system more than others.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets to the U.S. Treasury under one or more of the programs established under EESA, and some of their assets may be among those the U.S. Treasury offers to purchase, either directly or through auction. Furthermore, as a bank holding company, MetLife, Inc. could be selected to participate in the recently announced program, pursuant to which the U.S. Treasury announced its intention to invest up to $250 billion in a large number of U.S. banks and, in exchange, to receive certain equity securities of such banks. If we choose or are asked to participate in one of the programs described above, we will become subject to requirements and restrictions on our business, depending on the amount we sell and/or our participation in the bank buy-in program. Depending on the type of a particular transaction, the Secretary of the Treasury may require us to issue preferred shares, and/or to provide warrants for common or preferred stock or senior debt securities. Issuing such securities could dilute the ownership interests of stockholders or affect our ability to raise capital in other transactions. We will also become subject to restrictions on the compensation that we can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management with the talent and experience to manage our business effectively. Limits on our ability to deduct certain compensation paid to executive employees will also be imposed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company requires a minimum of 100% of the estimated fair value of the loaned securities to be separately maintained as collateral for the loans. Securities with a cost or amortized cost of $40.4 billion and $41.1 billion and an estimated fair value of $39.7 billion and $42.1 billion were on loan under the program at September 30, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $41.2 billion and $43.3 billion at September 30, 2008 and December 31, 2007, respectively.

Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities on loan and the market value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

Of this $41.2 billion of cash collateral to be returned at September 30, 2008, approximately $14.2 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral. The fair value of the securities on loan related to such cash collateral which could be required to be returned the next business day was $13.6 billion at September 30, 2008. U.S. Treasury and agency securities with a fair value of $9.2 billion were included in such securities on loan and could be immediately sold to satisfy the on open cash collateral requirements. The remainder of the securities on loan are high quality corporate fixed maturity securities. Other than the cash collateral due on open terms, substantially all of the remaining cash collateral is due — based upon when the related loaned security is scheduled to be returned — within 90 days. See “— Investments — Securities Lending.”

If we decrease the amount of our securities lending activities over time, the amount of income generated by these activities will also likely decline.

We are Exposed to Significant Financial and Capital Markets Risk which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and our Net Investment Income can Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, and guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset liability duration mismatches. Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities. See also “—Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Recent credit spreads on both corporate and structured securities have widened, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

Our primary foreign currency exchange risks are described under “—Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect our Profitability.” Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, and changes in foreign currency could have a material adverse effect on our consolidated results of operations, financial condition or liquidity. Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial.

We invest a portion of our invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these type of investments.

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Many of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances, which could adversely affect our liquidity.

In December 2007, we entered into an agreement with an unaffiliated financial institution that referenced $2.5 billion of 35-year surplus notes issued by MRC. Based on the decline in the fair value of MRC’s surplus notes, we have pledged collateral and made payments to the unaffiliated financial institution. We may in the future be required to pledge additional collateral or make additional payments to this unaffiliated financial institution based on any further declines in the fair value of MRC’s surplus notes. Any collateral pledged by us under the agreement is required to be held in a segregated account and remains our property. Any payments to the unaffiliated financial institution would reduce the amount under the agreement on which our interest payment was due but would not reduce the principal amount of the surplus notes. Such payments would be accounted for as a receivable and would not be realized until the termination of the agreement with the unaffiliated financial institution. Furthermore, with respect to any such payments, we will have unsecured risk to the unaffiliated financial institution as these amounts are not required to be held in a third-party custodial account or segregated from the unaffiliated financial institution’s funds. Such collateral pledged and payments could have an adverse effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity Uses — Collateral Financing Arrangements.”

Our Statutory Reserve Financings May be Subject to Cost Increases and New Financings May be Subject to Limited Market Capacity

To support our level premium term life and universal life with secondary guarantees businesses and MLIC’s closed block, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements. While we have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2008, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.

Further, the capacity for these reserve funding structures available in the current marketplace is limited. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered, and as a result, our ability to write additional business in a cost effective manner may be impacted.

Defaults on Our Mortgage and Consumer Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage and consumer loans face default risk and are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. We also establish allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. At September 30, 2008, loans that were either delinquent or in the process of foreclosure totaled less than 1% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mortgage and Consumer Loans.”

Further, any geographic or sector concentration of our mortgage or consumer loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

Our Investments are Reflected Within the Consolidated Financial Statements Utilizing Different Accounting Basis and Accordingly We May Not Have Recognized Differences, Which May Be Significant, Between Cost and Fair Value in our Consolidated Financial Statements

Our principal investments are in fixed maturity and equity securities, trading securities, short-term investments, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships and other invested assets. The carrying value of such investments is as follows:

•	Fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes.

•	Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

•	Mortgage and consumer loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.

•	Policy loans are stated at unpaid principal balances.

•	Real estate joint ventures and other limited partnership interests in which we have more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but where we do not have a controlling interest and are not the primary beneficiary, are carried using the equity method of accounting. We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations.

•	Other invested assets consist principally of leveraged leases and derivatives with positive fair values. Leveraged leases are recorded net of non-recourse debt. Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships. Derivatives in cash flow hedging relationships are reflected as a separate component of other comprehensive income or loss.

Investments not carried at fair value in our consolidated financial statements — principally, mortgage and consumer loans, policy loans, real estate, real estate joint ventures, other limited partnerships and leveraged leases — may have fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our Valuation of Fixed Maturity, Equity and Trading Securities May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations that May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity, trading securities and short-term investments which are reported at fair value on the consolidated balance sheet represented the majority of our total cash and invested assets. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

At September 30, 2008, approximately 4%, 86% and 10% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury and agency fixed maturity securities; exchange-traded common stock, and certain short-term investments. The Level 2 assets include fixed maturity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 primarily consist principally of non-redeemable preferred stock and certain equity securities where market quotes are not available but are not considered actively traded and are priced by independent pricing services. Management reviews the valuation methodologies used by the pricing services on an ongoing basis and ensures that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; asset backed securities — including all of those supported by sub-prime mortgage loans; and other fixed maturity securities such as structured securities. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

The determination of fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example Alt-A and sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes that Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage and consumer loans; policy loans and leveraged leases; and equity real estate, including real estate joint ventures; and other limited partnership interests. These asset classes represented 34.6% of the carrying value of our total cash and invested assets as of September 30, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Changes in Market Interest Rates May Significantly Affect Our Profitability

Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed investment contracts (“GICs”), expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we are able to earn on general account investments intended to support obligations under the contracts. Our spread is a key component of our net income.

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

The sufficiency of our reserves in Taiwan is highly sensitive to interest rates and other related assumptions. This is due to the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration assets in the Taiwanese capital markets to match such long-duration liabilities. The key assumptions utilized include that current Taiwan government bond yield rates increase from current levels of 2.1% to 3.5% over eight years, mortality and morbidity levels remain consistent with recent experience and that U.S. dollar assets make up 35% of total assets backing reserves. Current reserve adequacy analysis shows that provisions are adequate; however, adverse changes in key assumptions for interest rates, exchange rates, and mortality and morbidity levels could lead to a need to strengthen reserves.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the assets in MetLife’s general account with higher yielding assets needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.

Industry Trends Could Adversely Affect the Profitability of Our Businesses

Our business segments continue to be influenced by a variety of trends that affect the insurance industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.”

The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability” and “Business — Competition” in the 2007 Form 10-K.

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. See “— Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “Business — Regulation — Insurance Regulation” in the 2007 Form 10-K.

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (the “PPA”) into law. The PPA is a comprehensive reform of defined benefit and defined contribution plan rules. While the impact of the PPA is generally expected to be positive over time, these changes may have adverse short-term effects on our business as plan sponsors may react to these changes in a variety of ways as the new rules and related regulations begin to take effect.

A Decline in Equity Markets or an Increase in Volatility in Equity Markets May Adversely Affect Sales of Our Investment Products and Our Profitability

Significant downturns and volatility in equity markets could have a material adverse effect on our financial condition and results of operations in three principal ways.

First, market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in those products.

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

Third, we provide certain guarantees within some of our products that protect policyholders against significant downturns in the equity markets. For example, we offer variable annuity products with guaranteed features, such as death benefits, withdrawal benefits, and minimum accumulation and income benefits. In volatile or declining equity market conditions, we may need to increase liabilities for future policy benefits and policyholder account balances, negatively affecting net income.

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, MetLife must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position.

Long-lived assets, including assets such as real estate, also require impairment testing to determine whether changes in circumstances indicate that MetLife will be unable to recover the carrying amount of the asset group through future operations of that asset group or market conditions that will impact the value of those assets. Such write downs could have a material adverse effect on our results of operations or financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Further or continued deterioration of financial market conditions could result in a decrease in the expected future earnings of our reporting units, which could lead to an impairment of some or all of the goodwill associated with them in future periods. Such deterioration could also result in the impairment of long-lived assets and the establishment of a valuation allowance on our deferred income tax assets.

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

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of our competitors in these businesses offer a broader array of investment products and services and are better known than we are as sellers of annuities and other investment products. See “Business — Competition” in the 2007 Form 10-K.

We May be Unable to Attract and Retain Sales Representatives for Our Products

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Strong competition exists among insurers for sales representatives with demonstrated ability. In addition, there is competition for representatives with other types of financial services firms, such as independent broker-dealers. We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to grow our career agency force while continuing to enhance the efficiency and production of our existing sales force. We cannot provide assurance that these initiatives will succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents. See “Business — Competition” in the 2007 Form 10-K.

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

Our Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business

Management of risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. See “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our Auto & Home business has experienced, and will likely in the future experience, catastrophe losses that may have a material adverse impact on the business, results of operations and financial condition of the Auto & Home segment. Although Auto & Home makes every effort to manage our exposure to catastrophic risks through volatility management and reinsurance programs, these efforts do not eliminate all risk. Catastrophes can be caused by various events, including pandemics, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and man-made events such as terrorist attacks. Historically, substantially all of our catastrophe-related claims have related to homeowners coverages. However, catastrophes may also affect other Auto & Home coverages. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of Hurricanes” and Note 16 of Notes to Consolidated Financial Statements included in the 2007 Form 10-K.

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

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position. See “Business — Company Ratings — Insurer Financial Strength Ratings” in the 2007 Form 10-K.

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

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. See “Business — Company Ratings — Credit Ratings” in the 2007 Form 10-K. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. A two-notch decrease in the financial strength ratings of our insurance company subsidiaries would require us to post less than $200 million of collateral in connection with derivative collateral arrangements, to which we are a party and would have allowed holders of approximately $500 million aggregate account value of our funding agreements to terminate such funding agreements on 90 days’ notice.

On September 18, September 29, October 2, 2008 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service (“Moody’s”) and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels, such as the AA (Standard & Poor’s) and Aa2 (Moody’s) insurer financial strength ratings currently held by our life insurance subsidiaries. We have been informed by one of the major NRSROs that they plan to review our ratings during the fourth quarter of 2008. It is possible that the outcome of this review will have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notices by any NRSRO.

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Hedging Costs, Expose Us to Increased Counterparty Risk and Result in Our Own Credit Exposure

Certain of our variable annuity products include guaranteed benefit riders. These include guaranteed death benefits, guaranteed withdrawal benefits, lifetime withdrawal guarantees, guaranteed minimum accumulation benefits, and guaranteed minimum income benefit riders. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases, resulting in a reduction to net income. We also must consider our own credit standing, which is not hedged, in the valuation of certain of these liabilities. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income.

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal business. Those costs that vary with and are primarily related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of the DAC related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in-force at the acquisition date. VOBA is based on actuarially determined projections. Actual experience may vary from the projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in an impairment and a charge to income. Also, as VOBA is amortized similarly to DAC, an acceleration of the amortization of VOBA would occur if the estimates of gross profits or margins were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At September 30, 2008, the fixed maturity securities of $212.6 billion in our investment portfolio represented 65.7% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other than temporary impairment charge.

Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, investments in foreign subsidiaries and net income from foreign operations. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the value of our non-U.S. dollar denominated investments and our investments in foreign subsidiaries. Although we use foreign currency swaps and forward contracts to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

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

The business we acquired from Travelers includes operations in several foreign countries, including Australia, Brazil, Argentina, the United Kingdom, Belgium, Poland, Japan and Hong Kong. See “Business — International” in the 2007 Form 10-K. Those operations, and operations in other new markets, are subject to the risks described above, as well as our unfamiliarity with the business, legal and regulatory environment in any of those countries.

In recent years, the operating environment in Argentina has been challenging. In Argentina, we are principally engaged in the pension business. In October 2008, the Argentine government announced its intention to nationalize private pensions. Details of the proposed nationalization plan are uncertain, and the plan is subject to approval by the Argentine legislature. Due to the current uncertainty, we are unable to assess at this time the likelihood of the potential nationalization. Further governmental or legal actions related to our operations in Argentina could negatively impact our operations in Argentina and result in future losses.

See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability” regarding the impact of low interest rates on our Taiwanese operations.

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. See “Business — Reinsurance Activity” in the 2007 Form 10-K. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

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

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, our hedges of the related risk will be ineffective. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations.

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate. See “Business — Regulation — Insurance Regulation” in the 2007 Form 10-K.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2007 Form 10-K.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the National Insurance Act of 2007, which would permit an optional federal charter for insurers. In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of insurers such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

From time to time, regulators raise issues during examinations or audits of MetLife, Inc.’s subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

We are also subject to other regulations, including banking regulations, and may in the future become subject to additional regulations, including thrift regulations. See “Business — Regulation” in the 2007 Form 10-K. We have filed applications to convert MetLife Bank, N.A. from a national association to a federal savings bank and MetLife, Inc. from a bank holding company to a thrift holding company.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings” and Note 11 of Notes to Interim Condensed Consolidated Financial Statements.

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

On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings” and Note 11 of Notes to Interim Condensed Consolidated Financial Statements. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in “Legal Proceedings” and Note 11 of Notes to Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2008.

MLIC and MetLife, Inc. have been named as defendants in several lawsuits brought in connection with MLIC’s demutualization in 2000. Although most of these lawsuits have been dismissed, two have been certified as nationwide class action lawsuits. MLIC and its affiliates also are currently defendants in numerous lawsuits including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Further, the federal government, under the EESA, will conduct an investigation of fair value accounting during the fourth quarter of 2008 and has granted the SEC the authority to suspend fair value accounting for any registrant or group of registrants at its discretion. The impact of such actions on registrants who apply fair value accounting cannot be readily determined at this time; however, actions taken by the federal government could have a material adverse effect on the financial condition and results of operations of companies, including ours, that apply fair value accounting.

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

We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies

MLIC’s plan of reorganization, as amended (the “Plan”), required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of MLIC are met. See Note 6 of the Notes to Interim Condensed Consolidated Financial Statements. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. We cannot provide assurance that the closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block will be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.

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

The Occurrence of Events Unanticipated In Our Disaster Recovery Systems and Management Continuity Planning Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

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

As a Holding Company, MetLife, Inc. Depends on the Ability of Its Subsidiaries to Transfer Funds to It to Meet Its Obligations and Pay Dividends

MetLife, Inc. is a holding company for its insurance and financial subsidiaries and does not have any significant operations of its own. Dividends from its subsidiaries and permitted payments to it under its tax sharing arrangements with its subsidiaries are its principal sources of cash to meet its obligations and to pay preferred and common dividends. If the cash MetLife, Inc. receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, MetLife, Inc. may be required to raise cash through the incurrence of debt, the issuance of additional equity or the sale of assets.

The payment of dividends and other distributions to MetLife, Inc. by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. In connection with the RGA split-off transaction MLIC used all of its ordinary capacity to pay dividends in 2008 without seeking the approval of the New York State Insurance Department. See “Business — Regulation — Insurance Regulation” and Note 18 of Notes to Consolidated Financial Statements included in the 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Dividends.”

Any payment of interest, dividends, distributions, loans or advances by our foreign subsidiaries to MetLife, Inc. could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which such foreign subsidiaries operate. See “— Our International Operations Face Political, Legal, Operational and Other Risks That Could Negatively Affect Those Operations or Our Profitability.”

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under the Plan, we established the MetLife Policyholder Trust (the “Trust”) to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of October 31, 2008, 243,736,700 shares, or 30.6%, of the outstanding shares of MetLife, Inc. common stock, are held in the Trust. Because of the number of shares held in the Trust and the voting provisions of the Trust, the Trust may affect the outcome of matters brought to a stockholder vote.

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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. We are also subject to banking regulations, and may in the future become subject to additional regulations, including thrift regulations. In addition, the Investment Company Act would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, FINRA approval would be necessary for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended September 30, 2008 are set forth below:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
	(a) Total Number	(b) Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans of Programs (2)

July 1 — July 31, 2008	1,400	$53.45	—	$1,260,735,127
August 1 — August 31, 2008	—	$—	—	$1,260,735,127
September 1 — September 30, 2008 (3)	23,094,136	$—	23,093,689	$1,260,735,127

Total	23,095,536	$—	23,093,689	$1,260,735,127

(1)	During the periods July 1 — July 31, 2008, August 1 — August 31, 2008 and September 1 — September 30, 2008, separate account affiliates of the Company purchased 1,400 shares, 0 shares and 447 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company other than through a publicly announced plan or program.

(2)	In April 2008, MetLife’s Board of Directors authorized an additional $1 billion common stock repurchase program, which will begin after completion of the January 2008 $1 billion common stock repurchase authorization. MetLife currently does not intend to make any further purchases under the common stock repurchase program in 2008.

(3)	On September 11, 2008, MetLife announced the final exchange ratio for its exchange offer related to the split-off of RGA. In connection with the split-off of RGA authorized by MetLife’s Board of Directors on May 30, 2008, MetLife received from its stockholders, and recorded as treasury stock, 23,093,689 shares of MetLife Inc.’s common stock with a market value of $57.06063 per share and an aggregate market value of $1,317,739,820.

Furthermore, the payment of dividends and other distributions to the Holding Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity Sources — Dividends.”

Item 6.	Exhibits

Exhibit
No.	Description

4.1	Sixth Supplemental Indenture dated as of August 7, 2008 to the Subordinated Indenture dated as of June 21, 2005 between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 8, 2008)
4.2	Form of security certificate representing MetLife, Inc.’s 6.817% Senior Debt Securities, Series A, Due 2018 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2008)
10.1	MetLife, Inc. Director Indemnity Plan (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 25, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Operations and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Date: November 6, 2008

Exhibit Index

Exhibit
No.	Description

4.1	Sixth Supplemental Indenture dated as of August 7, 2008 to the Subordinated Indenture dated as of June 21, 2005 between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 8, 2008)
4.2	Form of security certificate representing MetLife, Inc.’s 6.817% Senior Debt Securities, Series A, Due 2018 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2008)
10.1	MetLife, Inc. Director Indemnity Plan (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 25, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1