Form 10-K
period 2008-12-31
METLIFE INC
filed 2009-03-02
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $37 billion. As of February 20, 2009, 818,081,294 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to part of Item 10 and Item 11 through Item 14 of Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2009, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2008.

		Page
		Number

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	31
Item 1B.	Unresolved Staff Comments	59
Item 2.	Properties	59
Item 3.	Legal Proceedings	60
Item 4.	Submission of Matters to a Vote of Security Holders	65

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	66
Item 6.	Selected Financial Data	68
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	72
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	237
Item 8.	Financial Statements and Supplementary Data	247
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	248
Item 9A.	Controls and Procedures	248
Item 9B.	Other Information	250

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	251
Item 11.	Executive Compensation	251
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	251
Item 13.	Certain Relationships and Related Transactions, and Director Independence	252
Item 14.	Principal Accountant Fees and Services	252

Part IV
Item 15.	Exhibits and Financial Statement Schedules	253

Signatures		254

Exhibit Index		E-1
EX-4.5: FIFTH SUPPLEMENTAL INDENTURE
EX-4.6: SIXTH SUPPLEMENTAL INDENTURE
EX-10.4: FORM OF MANAGEMNET STOCK OPTION AGREEMENT
EX-10.7: FORM OF DIRECTOR STOCK OPTION AGREEMENT
EX-10.41: METLIFE DEFERRED COMPENSATION PLAN FOR OFFICERS
EX-10.47: AMENDMENT NO. 2 TO LEADERSHIP DEFERRED COMPENSATION PLAN
EX-10.48: DEFERRED COMPENSATION PLAN FOR OUTSIDE DIRECTORS
EX-10.53: NON-MANAGEMENT DIRECTOR DEFERRED COMPENSATION PLAN
EX-10.58: AMENDMENT #1 TO AUXILIARY PENSION PLAN
EX-10.59: AMENDMENT NO. 2 TO THE AUXILIARY PENSION PLAN
EX-10.69: AMENDMENT NO. 18 TO THE MPTA
EX-10.70: AMENDMENT NO. 19 TO THE MPTA
EX-10.71: AMENDMENT NO. 20 TO THE MPTA
EX-10.72: AMENDMENT NO. 21 TO THE MPTA
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-21.1: SUBSIDIARIES OF THE REGISTRANT
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

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc. and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.

Part I

Item 1.	Business

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”).

We are a leading provider of individual insurance, employee benefits and financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through our subsidiaries and affiliates, we offer life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

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

We are organized into four operating segments: Institutional, Individual, International and Auto & Home, as well as Corporate & Other. Revenues derived from any customer, or from any class of similar products or services, within each of these segments did not exceed 10% of consolidated revenues in any of the last three years. Financial information, including revenues, expenses, income and loss, and total assets by segment, is provided in Note 22 of the Notes to the Consolidated Financial Statements.

Overview

2008 Market and Economic Events Impacting Our Business

The U.S. and global financial markets experienced extraordinary dislocations during 2008, especially in the second half of the year, producing challenges for our company and the financial services industry generally. Concerns which had originally arisen over the value of subprime mortgage loans backing certain classes of mortgage-backed securities and other financial products and investment vehicles spread during the year to the financial services sector as a whole, as investors questioned the asset quality and capital strength of banks and other financial institutions that held these investments or were otherwise exposed to them. Beginning in the summer and continuing through the end of the year, these concerns in turn led to a dramatic increase in credit spreads, particularly in the financial sector, and sharp drops in the market value of a wide range of financial instruments. Concerns over the creditworthiness of banks and other financial institutions also led to a severe contraction in lending activity, both among financial institutions and more generally, as lenders sought to increase their own liquidity to bolster their ability to withstand the stresses in the financial markets and to protect themselves against the loss of credit from other institutions. Many investors reduced or eliminated their holdings of asset-backed and corporate securities and purchased Treasury securities and other securities viewed as offering greater liquidity and credit quality, while investors in hedge funds and other collective investment vehicles sought to redeem their investments, requiring the funds to sell assets to satisfy redemption requests. During the third quarter and especially the fourth quarter, trading markets for certain kinds of financial instruments contracted severely or dried up altogether, further contributing to price declines, while concerns over the health of the economy and the possibility of defaults and bankruptcies also weighed on the value of debt securities. The application of fair value accounting principles in conditions of a dislocated market and low levels of liquidity brought into question the accuracy of fair valuations of certain securities.

As the crisis worsened, a number of significant, well-known financial institutions failed or required extraordinary government assistance to keep from failing. Investor concerns over the financial strength and solvency of financial institutions and the impact of the credit crisis on the economy also resulted in sharp declines in equity prices both within the financial services sector and in the broader stock market, especially in the last third of the year. The Standard & Poor’s 500 Index fell 37% during the year, with the most dramatic declines occurring in the second half, and volatility of stock prices reached extraordinarily high levels. The stock prices of major life insurance companies, including ours, registered sharp declines, especially in the fourth quarter, driven by investor concerns over the quality of their investment assets, exposures to guarantees that protect the customer against declines in equity markets and their overall liquidity and financial strength.

Interest rates dropped significantly during the year and the yield curve grew steeper. The Federal Funds rate fell from 4.25% at the beginning of 2008 to a range of 0.0% to 0.25% at the end of 2008, while the yield on ten-year Treasury obligations decreased from 3.91% at the beginning of the year to 2.25% at the end of the year.

The financial market stress and concerns over economic weakness led the United States government and governments around the world to take unprecedented actions to shore up their economies and financial markets, including, in the United States, the reduction of the Federal Funds rate, a series of increasingly aggressive actions by the Federal Reserve to provide liquidity and avert failures of major financial institutions, the enactment of the Emergency Economic Stabilization Act of 2008 in October and the enactment of the American Recovery and Reinvestment Act, an economic stimulus bill, in February 2009. A number of foreign governments also took actions to support their economies and banking systems, while in Argentina the government nationalized their private pension system.

The stress in the financial markets and the impact of certain of these government stimulus measures may result in inflation or deflation, although at this point the ultimate outcome cannot be predicted.

During the second half of the year, the value of the dollar appreciated sharply against the British pound, the Euro, the Canadian dollar and other foreign currencies relevant to our operations, including the Mexican peso and the Korean won, while depreciating substantially against the Japanese yen.

Late in 2008, the National Bureau of Economic Research announced that the United States economy was in a recession that had started in December 2007. Globally, economic growth declined from 5.2% in 2007 to an estimated 3.4% in 2008, and is currently predicted to fall to 0.5% in 2009. In the United States, economic growth fell from 2.3% in 2007 to an estimated -0.2% in 2008, and is currently projected to decline to -2.0% in 2009. Unemployment rose during 2008 from just below 5% at the beginning of the year to 7.6% at the end of 2008 with unemployment forecasted to rise to above 8.5% by the end of 2009.

Impact of 2008 Market and Economic Events on Our Business

The financial market movements and economic events of 2008 had a significant impact on our results for the year. The impacts of the credit and equity markets had the most significant impact with the recession beginning to impact our business fundamentals.

Credit Market Impacts.  The widening of credit spreads on corporate debt instruments and concerns over the quality of assets underlying various mortgage-backed and asset-backed securities resulted in significant declines in the market value of many investment assets and a substantial increase in our gross unrealized losses on investments, especially in the third and fourth quarters. The conditions of reduced liquidity that prevailed toward the end of 2008 presented challenges in determining when a decline in the market price of a security was due to reduced liquidity or an actual deterioration in creditworthiness of the issuer. As described below, we recognized impairment charges when we made a determination that the decline in market value of our investments was other than temporary. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

Equity Market Impacts.  Declines in the equity markets had a number of significant effects on our results. First, these declines increased the costs of guaranteed minimum benefits on certain annuity contracts, which led to increases in policyholder benefits and claims in our Individual segment and caused significant losses on embedded derivatives in our Individual and International segments, which are reflected in net investment gains and losses as discussed in greater detail below. We have put in place freestanding derivatives to hedge our economic exposure to these embedded derivatives. In addition, equity market declines reduced separate account values, resulting in a decrease in fee income and an increase in amortization of deferred policy acquisition costs within our Individual segment. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities; Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired;” and “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Foreign Currency Impacts.  The appreciation of the dollar against other currencies in the second half of 2008, especially the British pound, the Euro and the Canadian dollar, had the effect of reducing our liabilities and assets for obligations denominated in those currencies. The appreciation of the dollar against the Mexican peso and the Korean won tended to reduce our equity in and net income from our international operations when translated back into dollars. In the case of the Japanese yen, the depreciation of the dollar in the second half of the year had the effect of increasing our losses on embedded derivatives associated with certain variable annuities when translated into dollars. We use derivatives to manage our exposure to foreign currency exchange rates. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — The Company — Revenues and Expenses — Net Investment Gains and Losses” and “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — International.”

Impact on Net Investment Gains (Losses).  We recognized substantial gains on freestanding derivatives that we entered into to hedge our exposures to interest rate risk, foreign currency exchange rate risk and equity price risk. These derivative gains outweighed the losses on embedded derivatives related to guaranteed minimum benefits on variable annuities (which would have been larger if not offset by adjustments due to the widening of our own credit spread as described below) and losses on fixed maturity and equity securities (which were primarily driven by impairments on holdings of financial institutions) and resulted in significant net investment gains for the year. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — The Company — Revenues and Expenses — Net Investment Gains and Losses.”

Impact of Credit Spread Widening and Fair Value Accounting.  The widening of our own credit spread in the third and fourth quarters had a beneficial effect on our results, particularly in our Individual and International segments, by dampening the impact of declines in equity market prices on the valuation of our embedded derivatives associated with guarantees on variable annuities. The substantial decreases in equity prices during the year increased the liability for guaranteed minimum benefits on variable annuities, which is reflected as a loss on embedded derivatives in net investment gains and losses. Because we carry that liability at fair value under SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which we adopted effective January 1, 2008, we take our own credit spread into account in determining the fair value. The widening of our own credit spread during 2008 substantially reduced the amount of the loss on embedded derivatives. A narrowing of our own credit spread in the future could result in net investment losses as the derivative gain is reduced. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended December 31,

2008 compared with the Year Ended December 31, 2007 — The Company — Revenues and Expenses — Net Investment Gains and Losses.”

Pension and Postretirement Benefit Plan Obligation Impacts.  The dramatic deterioration in the credit and equity markets produced significant declines in the market value of the assets supporting our pension and postretirement benefit plan obligations, resulting in changes in the funded status of such plans which will affect our results of operations in 2009. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pensions and Other Postretirement Benefit Plans.”

Goodwill Impacts.  In addition to our annual goodwill impairment tests performed during the third quarter of 2008 based upon data as of June 30, 2008, we performed an interim goodwill impairment test as of December 31, 2008, in light of current economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at December 31, 2008. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill.”

Impact on Net Investment Income.  Investment yields declined in many asset classes, principally other limited partnerships (including hedge funds), real estate joint ventures, cash and short-term investments, and mortgage loans, causing net investment income to decrease from 2007 levels. Our results on securities lending were higher than in the prior year. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — The Company — Revenues and Expenses — Net Investment Income.”

Business Fundamentals and Other Events.  Although financial market factors had the largest impact on our performance in 2008, some factors not related to financial market developments also affected our results. Top-line growth was strong, with particularly large increases in premiums, fees and other revenues in our Institutional segment and our International segment. Net interest margins decreased in our Individual segment and in the retirement & savings business in our Institutional segment but increased in the group life business of Institutional. Less favorable underwriting results than in 2007 affected our Institutional and Individual segments, while the Auto & Home segment was impacted by increased catastrophe losses compared to 2007. The effects of pension reform in Argentina in 2007 and the nationalization of the Argentine pension business in 2008 affected our International results. In Corporate & Other, results were affected by increases in revenues and expenses resulting from the growth of MetLife Bank, National Association (“MetLife Bank” or “MetLife Bank, N.A.”) and increased expenses associated with implementation of an enterprise-wide cost reduction and revenue enhancement initiative, higher corporate support expenses and increased interest expense. During 2008, we also completed the split-off of our majority ownership stake in Reinsurance Group of America, Incorporated. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — The Company.”

Securities Lending Program.  As institutional investors sought greater liquidity during the third and fourth quarter of 2008 in response to the turbulent credit markets and financial institution crisis, we systematically reduced the size of our securities lending program in-line with demand. The drop in the securities lending volume was more than offset, however, by an increase in the rates charged for securities lending transactions. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Liquidity Position.  We purposefully enhanced own liquidity position in the second half of the year by holding historically high levels of cash, cash equivalents and short-term investments, which further pressured net investment income with the substantial decline in short-term interest rates over the year. To manage liquidity across our businesses we utilized intersegment transfers of assets rather than selling assets into the marketplace and we have participated, to a limited extent, in certain of the government programs. We are managing our increased levels of liquidity and their impact on the matching of our assets and liabilities through our well established asset/liability management processes. For a comprehensive description of the impact of 2008 events on our liquidity see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

Capital Transactions.  In the midst of these extraordinary market conditions, we were able to raise capital through offerings of common stock and senior debt. In October 2008, we issued 86,250,000 shares of common stock at a price of $26.50 per share for gross proceeds of $2.3 billion in order to strengthen our capital position and increase our cushion against potential realized and unrealized losses. In August 2008 and February 2009, we successfully remarketed a total of $2,070 million of ten-year senior debt, with coupon rates of 6.817% for notes maturing in August 2018 and 7.717% for notes maturing in February 2019. The proceeds of both remarketings were used to satisfy holders’ obligations to purchase common stock of the Company under the stock purchase contracts forming part of our common equity units issued in 2005. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Ratings.  Rating agencies continue to monitor insurance companies, including ours, as described in “— Company Ratings.”

Continuing Effects of Market and Economic Conditions on Our Business

During 2009, management expects that the United States and international economies will continue to feel the impact of the extraordinary economic and financial market movements and events of 2008, with a continuation of financial market volatility, as the effects of recession on our business become more pronounced. More specifically, management anticipates the following impacts on MetLife’s businesses in 2009:

•	a modest increase (on a constant exchange rate basis) in premiums, fees and other revenues in 2009, with mixed results across MetLife’s segments, including (i) lower fee income from separate accounts businesses, including variable annuity and life products in the Individual segment; (ii) a possible decline in payroll-linked revenue from the Institutional segment’s group insurance customers; (iii) a reduction in the demand for certain retirement and savings products from the International and Institutional segments; and (iv) as a result of the impact of the recession on the housing market and the auto industry, a decrease in premiums from the Auto and Home segment;

•	continued downward pressure on net income across the enterprise, specifically net investment income, resulting from lower returns from other limited partnerships, real estate joint ventures and securities lending and ongoing uncertainty over the direction of interest rates, together with difficulty predicting the impact of the financial markets on net investment gains (losses) and unrealized investment gains (losses), as well as the effects of MetLife’s own credit, as it varies greatly and the exposure is not hedged;

•	the potential need to establish additional insurance-related liabilities, both those associated with guarantees (which are offset to some extent through hedging) and those not; and

•	the possible increase in certain expenses, including those associated with (i) the Company’s Operational Excellence initiative; (ii) impairments to goodwill, specifically in the Individual segment; (iii) the Company’s pension-related expense and (iv) DAC amortization.

In response to the challenges presented by the unusual economic environment, management continues to focus on disciplined underwriting, pricing and hedging strategies, as well as focused expense management.

The ongoing financial turbulence and the governmental responses have affected the competitive environment and may lead to consolidation within the life insurance industry as well as further consolidation in the broader financial services industry. The precise impacts of such events on our business are difficult to predict.

A more detailed discussion of management’s view of the outlook for 2009 for each of the Company’s operating segments and for Corporate & Other appears in “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Outlook.”

Institutional

Our Institutional segment offers a broad range of group insurance and retirement & savings products and services to corporations and other institutions and their respective employees. We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the United States.

Group insurance products and services include group life insurance, non-medical health insurance products and related administrative services, as well as other benefits and services, such as employer-sponsored auto and homeowners insurance provided through the Auto & Home segment and prepaid legal services plans. Non-medical health insurance is comprised of products such as accidental death and dismemberment (“AD&D”), long-term care (“LTC”), short- and long-term disability, individual disability income, dental insurance, and prepaid legal services. We offer group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. Revenues applicable to these group insurance products and services were $16 billion and $14 billion, in 2008 and 2007, respectively, representing 31% and 30% of our total revenues in 2008 and 2007, respectively.

Our retirement & savings products and services include an array of annuity and investment products, including, guaranteed interest products and other stable value products, accumulation and income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. Revenues applicable to our retirement & savings products were $8 billion in both 2008 and 2007 representing 16% and 17% of our total revenues in 2008 and 2007, respectively.

Marketing and Distribution

Our Institutional segment markets our products and services through sales forces, comprised of MetLife employees, for both our group insurance and retirement & savings lines.

We distribute our group insurance products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to Corporate & Other institutional customers or through an intermediary, such as a broker or consultant. Voluntary products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing such voluntary products and, as a result, we have increased our focus on communicating and marketing to such employees in order to further foster sales of those products. As of December 31, 2008, the group insurance sales channels had 357 marketing representatives, which represented a decrease of 10% from 398 marketing representatives as of the end of the prior year.

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

We distribute retirement & savings products and services through dedicated sales teams and relationship managers located in 9 offices around the country. In addition, the retirement & savings organization works with the distribution channels in the Individual segment and in the group insurance area to better reach and service customers, brokers, consultants and other intermediaries.

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

Non-Medical Health.  Non-medical health insurance consists of short- and long-term disability, individual disability income, critical illness, LTC, dental and AD&D coverages. As a result of an acquisition in 2008, we now offer a dental managed care product in select markets. We also sell administrative services-only arrangements to some employers.

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

Accumulation and Income Annuities.  We also sell fixed and variable annuity products, generally in connection with the termination of pension plans, both domestically and in the United Kingdom, or the funding of structured settlements. Annuity products include single premium buyouts, terminal funding contracts and structured settlement annuities.

Other Retirement & Savings Products and Services.  Other retirement & savings products and services include separate account contracts for the investment management of defined benefit and defined contribution plan assets on behalf of corporations and other institutions.

Individual

Our Individual segment offers a wide variety of protection and asset accumulation products aimed at serving the financial needs of our customers throughout their entire life cycle. Products offered by Individual include insurance products, such as traditional, variable and universal life insurance, and variable and fixed annuities. In addition, Individual sales representatives distribute disability insurance and long-term care (LTC) insurance products offered by our Institutional segment, investment products such as mutual funds and wealth advisory services, as well as other products offered by our other businesses.

Our broadly recognized brand names and strong distribution channels have allowed us to become the second largest provider of individual life insurance and annuities in the United States, with $17 billion of total statutory individual life and annuity premiums and deposits through September 30, 2008, the latest period for which OneSource, a database that aggregates United States insurance company statutory financial statements, is available. According to research performed by the Life Insurance Marketing and Research Association (“LIMRA”), based on sales through September 30, 2008, we are the sixth largest issuer of individual variable life insurance in the United States and the fifth largest issuer of all individual life insurance products in the United States. In addition, according to research done by LIMRA and based on new annuity deposits through September 30, 2008, we are the third largest annuity writer in the United States.

During the period from 2004 to 2008, our first year statutory deposits for life products increased at a compound annual growth rate of approximately 1%. Life deposits represented approximately 28% and 32% of total statutory premiums and deposits for Individual in 2008 and 2007, respectively. During the period from 2004 to 2008, the statutory deposits for annuity products increased at a compound annual growth rate of approximately 14%. Annuity deposits represented approximately 72% and 68% of total statutory premiums and deposits for Individual in 2008 and 2007, respectively. Individual had $15.6 billion and $15.4 billion of total revenues, or 31% and 33% of our total revenues, in 2008 and 2007, respectively. These premiums, deposits and revenues can and will fluctuate with market volatility as noted and discussed in the Risk Factors section of this document.

In 2008 we realigned resources, which did not change our product reporting groups, into the “Life and Protection Solutions Group,” the “Retirement and Wealth Strategies Group,” the “Individual Distribution” group, and the “Strategic Architecture & Business Performance” group. In this new organizational structure, we will focus even more on the key factors that will ensure continued success — growing markets, profitable products, diverse distribution and efficient management of our resources.

Marketing and Distribution

Our Individual segment targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.

Life and Protection Solutions products are sold through MetLife’s Individual Distribution organization and also through various third party organizations utilizing two models. In the coverage model, wholesalers sell to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. In the point of sale model, wholesalers sell through financial intermediaries, including regional broker dealers, brokerage firms, financial planners and banks.

Retirement and Wealth Strategies products are sold through MetLife’s Individual Distribution organization and also through various third party organizations such as regional broker dealers, New York Stock Exchange (“NYSE”) brokerage firms, financial planners and banks.

Individual Distribution.  The Individual Distribution organization is comprised of three channels: the MetLife Distribution Channel, a career agency system, the New England Financial Distribution Channel, a general agency system, and MetLife Resources, a career agency system.

MetLife Distribution Channel.  The MetLife Distribution Channel had 6,362 MetLife agents under contract in 98 agencies at December 31, 2008 as compared to 6,243 agents under contract in 98 agencies at December 31, 2007. The career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages.

New England Financial Distribution Channel.  At December 31, 2008, the New England Financial Distribution Channel included 43 general agencies providing support to 2,278 general agents and a network of independent brokers throughout the United States. The New England Financial Distribution Channel targets high net worth individuals, owners of small businesses and executives of small- to medium-sized companies.

MetLife Resources.  MetLife Resources, a focused distribution channel of MetLife, markets retirement, annuity and other financial products on a national basis through 660 MetLife agents and independent brokers at December 31, 2008. MetLife Resources targets the nonprofit, educational and healthcare markets.

Discontinued Distribution Channel.  MetLife, Inc. has entered into an agreement to sell Texas Life Insurance Company (“Texas Life” in early 2009. At December 31, 2008, the results of Texas Life are reported as discontinued operations. Texas Life’s premiums and deposits were less than 2% of total premiums and deposits for 2008 and 2007.

Products

We offer a wide variety of individual insurance, as well as annuities and investment-type products, aimed at serving our customers’ financial needs throughout their entire life cycle.

Life and Protection Solution Products

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

Term Life.  Term life provides a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Specified coverage periods range from one year to 30 years, but in no event are they longer than the period over which premiums are paid. Death benefits may be level over the period or decreasing. Decreasing coverage is used principally to provide for loan repayment in the event of death. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term insurance products are sometimes referred to as pure protection products, in that there are typically no savings or investment elements. Term contracts expire without value at the end of the coverage period when the insured party is still living.

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

In addition to these products, our Individual segment supports a group of low face amount life insurance policies, known as industrial policies that its agents sold until 1964.

Retirement and Wealth Strategies Products

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

International

International provides life insurance, accident and health insurance, credit insurance, annuities, endowment and retirement & savings products to both individuals and groups. We focus on emerging markets primarily within the Latin America, Europe and Asia Pacific regions. We operate in international markets through subsidiaries and joint ventures. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect Our Profitability,” and “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability,” and “Quantitative and Qualitative Disclosures About Market Risk.”

Latin America

We operate in the Latin America region in the following countries: Mexico, Chile, Argentina, Brazil and Uruguay. The operations in Mexico and Chile represented 82% of the total premiums and fees in this region for the year ended December 31, 2008. The Mexican operation is the largest life insurance company in both the individual and group businesses in Mexico. The Chilean operation is the largest annuity company in Chile, based on market share. The Chilean operation also offers individual life insurance and group insurance products. In 2008, our Argentine pension business, which was the second largest in the market ceased to exist as a result of the nationalization of the private pension system by the Argentine government. We also actively market individual life insurance, group insurance products and credit life coverage in Argentina, but the nationalization of the pension system substantially reduces our presence in Argentina. The business environment in Argentina has been, and may continue to be, affected by governmental and legal actions which impact our results of operations.

Europe

We operate in Europe in the following countries: the United Kingdom, Belgium, Poland and Ireland. The results of our operation in India are also included in this region. The operation in the United Kingdom represented 54% of the total premiums and fees in this region for the year ended December 31, 2008. The United Kingdom operation underwrites risk in its home market and fourteen other countries across Europe offering credit insurance coverage.

Asia Pacific

We operate in the Asia Pacific region in the following countries: South Korea, Taiwan, Australia, Japan, Hong Kong and China. The activities in the region are primarily focused on individual business. The operations in South Korea and Taiwan represented 70% of the total premiums and fees in this region for the year ended December 31, 2008. The South Korean operation has significant sales of variable universal life and annuity products. The

Taiwanese operation has significant sales of annuity and endowment products. In 2007, we completed the sale of our Australia annuities and pension businesses to a third party. The Japanese joint venture operation offers fixed and guaranteed variable annuities and variable life products. We have a quota share reinsurance agreement with the joint venture in Japan, whereby we assume 100% of the living and death benefit guarantee riders associated with the variable annuity business written after April 2005 by the joint venture. The operating results of the joint venture operations in Japan and China are reflected in net investment income and are not consolidated in the financial results. Also, in 2007 we acquired the remaining 50% interest in a joint venture in Hong Kong resulting in the joint venture becoming a consolidated subsidiary.

Auto & Home

Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries (“MPC”), offers personal lines property and casualty insurance directly to employees at their employer’s worksite, as well as to individuals through a variety of retail distribution channels, including independent agents, property and casualty specialists, direct response marketing and the agency distribution group. Auto & Home primarily sells auto insurance, which represented 69% of Auto & Home’s total net earned premiums in 2008, and homeowners and other insurance, which represented 31% of Auto & Home’s total net earned premiums in 2008.

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

Traditional insurance policies for dwellings represent the majority of Auto & Home’s homeowners’ policies providing protection for loss on a “replacement cost” basis. These policies provide additional coverage for reasonable, normal living expenses incurred by policyholders that have been displaced from their homes.

Marketing and Distribution

Personal lines auto and homeowners insurance products are directly marketed to employees at their employer’s worksite. Auto & Home products are also marketed and sold to individuals by independent agents, property and casualty specialists, through a direct response channel and through the agency distribution group. Current economic conditions have impacted the ability to sell new policies. Declines in a variety of economic factors, most notably falling new and existing home sales as well as declines in auto sales, have reduced the number of potential shopping points strongly associated with new policy sales. Sales to employees at their employer’s worksite was the only distribution sector to record increased sales during 2008 over those achieved in 2007.

Employer Worksite Programs

Auto & Home is a leading provider of auto and homeowners products offered to employees at their employer’s worksite. Net earned premiums increased by $27 million, or 2.6%, to $1.0 billion for the year ended December 31, 2008 as compared to the prior year. At December 31, 2008, 2,136 employers offered MetLife Auto & Home products to their employees.

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

Retail Distribution Channels

We market and sell Auto & Home products through independent agents, property and casualty specialists, a direct response channel and the agency distribution group. In recent years, we have increased the number of independent agents appointed to sell these products.

Agency Distribution Group Career Agency System.  The agency distribution group career agency system had 1,610 agents at December 31, 2008, that sold Auto & Home insurance products, representing a 6% decrease from 1,720 agents in the prior year.

Independent Agencies.  At December 31, 2008, Auto & Home maintained contracts with more than 4,580 agencies and brokers, representing a 2% increase of 80 agencies.

Property and Casualty Specialists.  At December 31, 2008, Auto & Home had 500 specialists located in 35 states as compared to 550 specialists located in 37 states in the prior year. Auto & Home’s strategy is to utilize property and casualty specialists, who are Auto & Home employees, in geographic markets that are underserved by MetLife career agents.

Other Distribution Channels.  Auto & Home also utilizes a direct response marketing channel which permits sales to be generated through sources such as target mailings, career agent referrals and the Internet.

In 2008, Auto & Home’s business was concentrated in the following states, as measured by net earned premiums: New York $383 million, or 13%; Massachusetts $304 million, or 10%; Illinois $205 million, or 7%; Florida $188 million, or 6%; Connecticut $144 million, or 5%; and Texas $119 million, or 4%.

Claims

At December 31, 2008, Auto & Home’s claims department included 2,400 employees located in Auto & Home’s Warwick, Rhode Island home office, nine field claim offices, five in-house counsel offices, drive-in inspection sites and other sites throughout the United States. These employees included claim adjusters, appraisers, attorneys, managers, medical specialists, investigators, customer service representatives, claim financial analysts and support staff. Claim adjusters, representing the majority of employees, investigate, evaluate and settle over 700,000 claims annually.

Corporate & Other

Corporate & Other contains the excess capital not allocated to the business segments, which is invested to optimize investment spread and to fund company initiatives, various start-up entities, MetLife Bank which includes the 2008 acquisitions of a residential mortgage originating and servicing business and a reverse mortgage company, and run-off entities. Corporate & Other also includes interest expense related to the majority of our outstanding debt and expenses associated with certain legal proceedings. The elimination of all intersegment transactions from activity between segments occurs within Corporate & Other. In addition, Corporate & Other contains the restructuring costs of Operational Excellence, a corporate initiative further described below.

Operational Excellence Initiative

As a result of a strategic review which began in 2007, the Company has initiated an enterprise-wide cost reduction and revenue enhancement initiative referred to as “Operational Excellence.” This initiative is focused on reducing complexity, leveraging scale, increasing productivity, improving the effectiveness of the Company’s operations as well as providing a foundation for future growth.

Restructuring costs for Operational Excellence will encompass costs related to workforce reductions, lease consolidation, and asset impairments. Operational Excellence restructuring costs will occur in phases. In 2008, the restructuring charge, primarily related to severance costs associated with workforce reductions, was $101 million. Additional restructuring charges including costs associated with severance and lease and asset impairments are expected to be incurred in 2009 and 2010. However, the 2009 and 2010 plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at December 31, 2008. In addition to the restructuring costs, there have been and will continue to be external consulting costs incurred throughout the execution of the initiative. The consultants support our project teams in terms of strategic direction and implementation. Costs incurred in connection with Operational Excellence are reflected in Corporate & Other as it is an enterprise-wide corporate initiative.

The scope and timing of this enterprise-wide initiative could be impacted by continued adverse economic conditions, capital market volatility and changes in strategic priorities.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. We compute the amounts for actuarial liabilities reported in our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For more details on Policyholder Liabilities see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Liability for Future Policy Benefits” and Management’s Discussion and Analysis of financial Condition and Results of Operations — Insurance Liabilities.”

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

Underwriting and Pricing

Institutional, Individual and International Insurance Products

Our underwriting for the Institutional, Individual and International segments generally involves an evaluation of applications for life, non-medical health, retirement & savings, products and services by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. In addition to the products described above, the International segment, also offers credit insurance and in a limited number of countries major medical products to both individual and institutional customers. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Individual underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products, employees may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

Our remote underwriting offices, intermediaries as well as our corporate underwriting office are periodically reviewed via continuous ongoing internal underwriting audits to maintain high-standards of underwriting and consistency across the company. Such offices are also subject to periodic external audits by reinsurers with whom we do business.

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

Individual, Institutional and International Pricing

Pricing for the Institutional, Individual and International segments has traditionally reflected our corporate underwriting standards. Product pricing of insurance products is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the Institutional segment and for institutional business sold within the International segment, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by the Company. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer, however, the contract includes certain features that allow the Company to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. The current economic environment, with its volatility and uncertainty in interest rates, equity markets, asset valuations and unemployment trends has impacted or will most likely impact the pricing of our products.

•	For the Institutional segment and for the institutional business sold within the International segment, rates for group life and group non-medical and health products are based on anticipated results for the book of business being underwritten. Renewals are generally re-evaluated annually or biannually and are re-priced to reflect actual experience on such products. Retirement & savings type products are priced frequently and are very responsive to bond yields, and such prices include additional margin in periods of market uncertainty. This business is predominantly illiquid, because policyholders have no contractual rights to cash values and no options to change the form of the product’s benefits.

•	For the Individual segment and for individual business sold within the International segment, pricing of life insurance products is highly regulated and must be approved by the individual state regulators where the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Fixed and variable annuity products are also highly regulated and approved by the individual state regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. The Company periodically reevaluates the costs associated with such options and will periodically adjust pricing levels on its guarantees. Further, the Company from time to time may also reevaluate the type and level of guarantee features currently being offered.

Auto & Home

Auto & Home’s underwriting function has six principal aspects:

•	evaluating potential worksite marketing employer accounts and independent agencies;

•	establishing guidelines for the binding of risks;

•	reviewing coverage bound by agents;

•	underwriting potential insureds, on a case by case basis, presented by agents outside the scope of their binding authority;

•	pursuing information necessary in certain cases to enable Auto & Home to issue a policy within our guidelines; and

•	ensuring that renewal policies continue to be written at rates commensurate with risk.

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

The major pricing variables for personal lines insurance include characteristics of the insured property, such as age, make and model or construction type, as well as characteristics of the insureds, such as driving record and loss experience, and the insured’s personal financial management. Auto & Home’s ability to set and change rates is subject to regulatory oversight.

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

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. The current economic environment, with its volatility and uncertainty is not expected to materially impact the pricing of our products.

Reinsurance Activity

We cede premiums to reinsurers under various agreements that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread the risk and minimize the effect of losses. The amount of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. We obtain reinsurance when capital requirements and the economic terms of the reinsurance make it appropriate to do so. We reinsure our business through a diversified group of reinsurers.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event the claim is paid. However, we remain liable to our policyholders with respect to ceded reinsurance should any reinsurer be unable to meet its obligations under these agreements. Since we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated reinsurers. We evaluate the financial strength of our reinsurers by monitoring their ratings and analyzing their financial statements. We also analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. Recoverability of reinsurance recoverable balances are evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including irrevocable letters of credit, secured trusts and funds withheld accounts.

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

We also reinsure a portion of the living and death benefit riders issued in connection with our variable annuities. Under these reinsurance agreements, we pay a reinsurance premium generally based on rider fees collected from policyholders and receive reimbursements for benefits paid or accrued in excess of account values, subject to certain limitations. We enter into similar agreements for new or in-force business depending on market conditions.

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

Institutional

The Institutional segment generally retains most of its risks and does not significantly utilize reinsurance. We may, on certain client arrangements, cede particular risks to reinsurers.

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

Corporate & Other

We also reinsure through 100% quota-share reinsurance agreements certain long-term care and workers’ compensation business written by MetLife Insurance Company of Connecticut (“MICC”), a subsidiary of the Company, prior to our acquisition of MICC. These run-off businesses have been included within Corporate & Other since the acquisition of MICC.

Reinsurance Recoverables

Information regarding ceded reinsurance recoverable balances, included in premiums and other receivables in the consolidated balance sheet is as follows:

	December 31,
	2008	2007
	(In millions)

Future policy benefit recoverables	$8,258	$6,842
Deposit recoverables	2,258	2,616
Claim recoverables	319	271
All other recoverables	232	48

Total	$11,067	$9,777

Our five largest reinsurers account for $7,651 million, or 69%, of our total reinsurance recoverable balances of $11,067 million at December 31, 2008. Of these reinsurance recoverable balances, $5,194 million were secured by funds held in trust as collateral and $209 million were secured through irrevocable letters of credit issued by various financial institutions. We evaluate the collectibility of reinsurance recoverable balances as described previously and at December 31, 2008 allowances for uncollectible balances were not material.

Regulation

Insurance Regulation

Metropolitan Life Insurance Company is licensed to transact insurance business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, Canada, the U.S. Virgin Islands and Northern Mariana Islands. Each of MetLife’s insurance subsidiaries is licensed and regulated in each U.S. and international jurisdiction where they conduct insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. The New York Insurance Law limits both the amounts of agent compensation throughout the United States, as well as the sales commissions and certain other marketing expenses that may be incurred in connection with the sale of life insurance policies and annuity contracts.

Each insurance subsidiary is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities. These subsidiaries must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which they operate.

The National Association of Insurance Commissioners (“NAIC”) has established a program of accrediting state insurance departments. NAIC accreditation contemplates that accredited states will conduct periodic examinations of insurers domiciled in such states. NAIC-accredited states will not accept reports of examination of insurers from unaccredited states, except under limited circumstances. As a direct result, insurers domiciled in unaccredited states may be subject to financial examination by accredited states in which they are licensed, in addition to any examinations conducted by their domiciliary states. The New York State Department of Insurance (the “Department”), MLIC’s principal insurance regulator, has not received accreditation. Historically, the lack of accreditation has resulted from the New York legislature’s failure to adopt certain model NAIC laws, although legislation enacted by the New York legislature in 2007 may have removed any statutory barriers to the Department pursuing accreditation. While the Department may seek to become accredited in the future, it is not certain whether other impediments to accreditation remain. We do not believe that the absence of this accreditation will have a significant impact upon our ability to conduct our insurance businesses.

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

Holding Company Regulation.  The Holding Company and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends.” The New York Insurance Law and the regulations thereunder also restrict the aggregate amount of investments MLIC may make in non-life insurance subsidiaries, and provide for detailed periodic reporting on subsidiaries.

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

In the past five years, the aggregate assessments levied against MetLife have not been material. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments.”

Statutory Insurance Examination.  As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the three-year period ended December 31, 2008, MetLife has not received any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries conducted during this three-year period.

Regulatory authorities in a small number of states have had investigations or inquiries relating to MLIC’s, New England Life Insurance Company’s (“NELICO”) or General American Life Insurance Company’s (“GALIC”) sales of individual life insurance policies or annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. We may continue to resolve investigations in a similar manner.

Policy and Contract Reserve Sufficiency Analysis.  Annually, MetLife’s U.S. insurance subsidiaries are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, the Company’s insurance subsidiaries which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

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

Risk-Based Capital (“RBC”).  Each of the Company’s U.S. insurance subsidiaries is subject to certain RBC requirements and reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of these subsidiaries was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”

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

Regulation of Investments.  Each of the Company’s U.S. insurance subsidiaries are subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of the Company’s insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2008.

Federal Initiatives.  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business; the potential for this resides primarily in the tax-writing committees. At the present time, we do not know of any federal legislative initiatives that, if enacted, would adversely impact our business, results of operations or financial condition. These federal measures may have an adverse impact on our business, results of operations or financial condition. See “Risk Factors — There Can be No Assurance that actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.”

Legislative Developments.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. This act is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 (“ERISA”) on September 2, 1974. The provisions of the PPA, some of which were effective immediately and some which become effective through 2012, may, over time, have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. The impact of the legislation may have a positive effect on the life insurance and financial services industries in the future. In the short-term, regulations on a number of key provisions have either been issued in proposed or final form. The final default investment regulations were issued in October 2007. Final regulations were proposed on investment advice in October 2008 and final regulations on the selection of annuity providers for defined contribution plans were issued in October 2008, becoming effective in December 2008. As these regulations are likely to interact with one another as plan sponsors evaluate them, we cannot predict whether these regulations will be adopted as proposed, or what impact, if any, such proposals may have on our business, results of operations or financial condition.

On December 23, 2008, President Bush signed into law the Worker, Retiree and Employer Recovery Act which, among other things, eases the transition to the new funding requirements contained in the PPA for defined benefit plans.

On February 8, 2006, President Bush signed into law the Deficit Reduction Act which, among other things, created the ability for states to implement an LTC partnership program. States are currently implementing the partnership program. While implementation has generated an increased level of awareness regarding the need to fund long-term care, it is still too early to quantify what effect, if any, this legislation will have on our LTC business.

We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Governmental Responses to Extraordinary Market Conditions

U.S. Federal Governmental Responses.  Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions and to prevent or contain the spread of the financial crisis. These measures have included:

•	expanding the types of institutions that have access to the Federal Reserve Bank of New York’s discount window;

•	providing asset guarantees and emergency loans to particular distressed companies;

•	a temporary ban on short selling of shares of certain financial institutions (including, for a period, MetLife);

•	programs intended to reduce the volume of mortgage foreclosures by modifying the terms of mortgage loans for distressed borrowers;

•	temporarily guaranteeing money market funds; and

•	programs to support the mortgage-backed securities market and mortgage lending.

In addition to these actions, pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted in October 2008, the U.S. Treasury has been injecting capital into selected banking institutions and their holding companies. At December 31, 2008, $250 billion of the total $700 billion available under EESA had been dedicated to making such capital infusions. EESA also authorizes the U.S. Treasury to purchase up mortgage-backed and other securities from financial institutions as part of the overall $700 billion available for the purpose of stabilizing the financial markets, although at December 31, 2008, the U.S. Treasury had indicated a general intention not to acquire mortgage-backed and similar securities. The Federal government, the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility (the “CPFF”), and the FDIC has established the Temporary Liquidity Guarantee Program (the “FDIC Program”), as discussed further below.

In February 2009, the Treasury Department outlined a financial stability plan with additional measures to provide capital relief to institutions holding troubled assets, including a capital assistance program for banks that have undergone a “stress test” (the “Capital Assistance Program”) and a public-private investment fund to purchase troubled assets from financial institutions. The administration has also announced its Homeowner Affordability and Stability Plan, which includes a number of elements intended to reduce the number of mortgage foreclosures. Further details of this plan are expected to be announced in March. The U.S. government may also establish additional programs to improve liquidity in the financial markets, support asset prices and recapitalize the financial sector. There can be no assurance as to the form of any such additional programs or the impact that these additional measures or any existing governmental programs will have on the financial markets, whether on the levels of volatility currently being experienced, the levels of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. The choices made by the U.S. Treasury in its distribution of amounts available under the EESA, the Capital Assistance Program and other programs could have the effect of supporting some aspects of the financial services industry more than others or providing advantages to some of our competitors. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

In addition to the various measures to foster liquidity and recapitalize the banking sector, the Federal government also passed the American Recovery and Reinvestment Act in February 2009 that provides for nearly $790 billion in additional federal spending, tax cuts and federal aid intended to spur economic activity.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets to the U.S. Treasury under one or more of the programs established under EESA, and some of their assets may be among those the U.S. Treasury or the public-private investment partnership proposed by the U.S. Treasury offers to purchase, either directly or through auction. Furthermore, as a bank holding company, MetLife, Inc. was eligible to apply for and could be selected to participate in the capital infusion program established under EESA, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. If we choose to participate in this capital infusion program, we will become subject to requirements and restrictions on our business. Issuing preferred shares and warrants could dilute the ownership interests of stockholders or affect our ability to raise capital in other transactions. We could also become subject to restrictions on the compensation that we can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management with the talent and experience to manage our business effectively. Limits on our ability to deduct certain compensation paid to executive employees will also be imposed. The U.S. Treasury may also impose additional restrictions in the future, and such restrictions may apply to institutions receiving government assistance or financial institutions generally. In January 2009, Congress released the remaining $350 billion (of the $700 billion) authorized by the EESA. The stimulus legislation enacted in February 2009 contains additional restrictions on executive compensation for companies that have received or will receive Federal financial assistance under EESA, and Congress could impose additional requirements and conditions could be imposed on firms receiving Federal assistance.

Two of our commercial paper programs have been accepted for the CPFF. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. MetLife Short Term Funding LLC, an issuer of commercial paper under a program supported by funding agreements issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut, was accepted in October 2008 for the CPFF and may issue a maximum amount of $3.8 billion under the CPFF. At December 31, 2008, MetLife Short Term Funding LLC had used $1,650 million of its available capacity under the CPFF, and such amount was deposited under the related funding agreements. MetLife Funding, Inc. was accepted in November 2008 for the CPFF and may issue a maximum amount of $1 billion under the CPFF. No drawdown by MetLife Funding, Inc. has taken place under this facility as of the date hereof.

MetLife, Inc. and MetLife Bank may issue debt guaranteed by the FDIC under the FDIC Program. Under the terms of the FDIC Program, the FDIC will guarantee through June 2012 (or maturity, if earlier) the payment of certain newly-issued senior unsecured debt of MetLife, Inc. or MetLife Bank (or any other eligible affiliate approved to participate by the FDIC) issued prior to October 31, 2009. We have elected the option of excluding specified senior unsecured debt maturing after June 30, 2012, from the guarantee before reaching the limits on the amount of guaranteed debt under the FDIC Program ($398 million for MetLife, Inc. and $178 million for MetLife Bank, which may issue debt under its limit, as well as any unused amounts under MetLife, Inc.’s limit). In addition, MetLife Bank has opted out of the component of the FDIC Program that guarantees non-interest bearing deposit transaction accounts. As of the date hereof, neither MetLife, Inc. nor MetLife Bank has issued debt guaranteed under the FDIC Program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

MetLife Bank has the capacity to borrow from the Federal Reserve Bank of New York’s Discount Window and from the Federal Reserve Bank of New York under the Term Auction Facility. As of December 31, 2008, MetLife Bank had borrowed $950 million under the Term Auction Facility.

State Insurance Regulatory Responses.  In January 2009, the NAIC considered, but declined, a number of reserve and capital relief requests made by the American Council of Life Insurers, acting on behalf of its member companies. These requests, if adopted, would have generally resulted in lower statutory reserve and capital requirements, effective December 31, 2008, for life insurance companies. However, notwithstanding the NAIC’s action on these requests, insurance companies have the right to approach the insurance regulator in their respective state of domicile and request relief. Several MetLife insurance entities requested and were granted relief, with a beneficial impact on capital as of December 31, 2008. We understand that various competitors have also requested and were sometimes granted relief, but we cannot quantify or project the impact on the competitive landscape of such relief or any subsequent regulatory relief that may be granted.

Foreign Governmental Responses.  In an effort to strengthen the financial condition of key financial institutions or avert their collapse, and to forestall or reduce the effects of reduced lending activity, a number of foreign governments have also taken actions similar to some of those taken by the U.S. Federal government, including injecting capital into domestic financial institutions in exchange for ownership stakes. We cannot predict whether these actions will achieve their intended purpose or how they will impact competition in the financial services industry.

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

Financial Holding Company Regulation

Regulatory Agencies.  In connection with its acquisition of a federally-chartered commercial bank, MetLife, Inc. became a bank holding company and financial holding company on February 28, 2001. As such, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination, and supervision by the Board of Governors of the Federal Reserve Bank of New York System (the “FRB”). In addition, the Holding Company’s banking subsidiary is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the FRB and the FDIC. The Office of Thrift Supervision has granted our request to suspend processing of our pending applications to convert MetLife Bank, N.A. from a national association to a federal savings bank and to convert MetLife, Inc. from a financial holding company to a savings and loan holding company.

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

Other Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Capital.  MetLife, Inc. and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At December 31, 2008, MetLife, Inc. and MetLife Bank were in compliance with the aforementioned guidelines.

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

Competition

Our management believes that competition faced by our business segments is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, ebusiness capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employer and other group customers as well as agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Many of our insurance products, particularly those offered by our Institutional segment, are underwritten annually and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.

We believe that the turbulence in financial markets that began in the latter half of 2008, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of customers and certain distributors. We believe the Company is well positioned to compete in this environment. In particular, the Company distributes many of its individual products through other financial institutions such as banks and broker dealers. These distribution partners are currently placing greater emphasis on the financial strength of the company whose products they sell. In addition, the financial market turbulence has highlighted the extent of the risk associated with certain variable annuity products and has led many companies in our industry to re-examine the pricing and features of the products they offer. The effects of current market conditions may also lead to consolidation in the life insurance industry. Although we cannot predict the ultimate impact of these conditions, we believe that the strongest companies will enjoy a competitive advantage as a result of the current circumstances.

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

Numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. See “— Regulation” and “Risk Factors — Changes in U.S. Federal and State Securities Laws May Affect Our Operations and Our Profitability.”

Company Ratings

Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. Credit ratings represent the opinions of rating agencies regarding an issuer’s ability to repay its indebtedness.

Rating Stability Indicators

Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. See “Risk Factors — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.”

Rating Actions

In September and October 2008, A.M. Best, Fitch, Moody’s, and S&P each revised its outlook for the U.S. life insurance sector to negative from stable. In January 2009, S&P reiterated its negative outlook on the U.S. life insurance sector. Management believes that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

In November 2008, A.M. Best downgraded the insurer financial strength rating for Texas Life Insurance Company from A to A−.

At December 31, 2008, A.M. Best, Fitch, Moody’s and S&P each had MetLife and its Subsidiaries’ insurer financial strength and credit ratings on “stable” outlook; however, (i) on February 9, 2009, Moody’s revised its outlook to “negative,” (ii) on February 11, 2009, Fitch revised its outlook to “negative” and anticipates completing its review within the next several weeks and will reflect those results in the ratings at that time, (iii) on February 20, 2009, A.M. Best downgraded the credit ratings of MetLife, Inc. and certain of its subsidiaries with a “stable” outlook, and (iv) on February 26, 2009, S&P downgraded the insurer financial strength and credit ratings of MetLife, Inc. and certain of its subsidiaries, with a “negative” outlook.

Our insurer financial strength ratings and credit ratings as of the date of this filing are listed in the tables below:

Insurer Financial Strength Ratings

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)

First MetLife Investors Insurance Company	A+	N/R	N/R	AA−
General American Life Insurance Company	A+	AA	Aa2	AA−
MetLife Insurance Company of Connecticut	A+	AA	Aa2	AA−
MetLife Investors Insurance Company	A+	AA	Aa2	AA−
MetLife Investors USA Insurance Company	A+	AA	Aa2	AA−
Metropolitan Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Direct Property and Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan General Insurance Company	A	N/R	N/R	N/R
Metropolitan Group Property & Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Life Insurance Company	A+	AA	Aa2	AA−
Metropolitan Lloyds Insurance Company of Texas	A	N/R	N/R	N/R
Metropolitan Property and Casualty Insurance Company	A	N/R	N/R	N/R
Metropolitan Tower Life Insurance Company	A+	N/R	Aa3	N/R
New England Life Insurance Company	A+	AA	Aa2	AA−
Texas Life Insurance Company	A-	N/R	N/R	N/R

Credit Ratings

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)

General American Life Insurance Company (Surplus Notes)	a	N/R	A1	A
MetLife Capital Trust IV & X (Trust Securities)	bbb	A−	Baa1	BBB
MetLife Funding, Inc. (Commercial Paper)	AMB-1+	F1+	P-1	A-1+
MetLife Short Term Funding LLC (Commercial Paper)	N/R	N/R	P-1	A-1+
MetLife, Inc. (Commercial Paper)	AMB-1	F1	P-1	A-2
MetLife, Inc. (Senior Unsecured Debt)	a−	A	A2	A−
MetLife, Inc. (Subordinated Debt)	bbb+	N/R	A3	NR
MetLife, Inc. (Junior Subordinated Debt)	bbb	A−	Baa1	BBB
MetLife, Inc. (Preferred Stock)	bbb	A−	Baa1	BBB
MetLife, Inc. (Non-Cumulative Preferred Stock)	bbb	A−	Baa1	BBB−
Metropolitan Life Insurance Company (Surplus Notes)	a	A+	A1	A
Metropolitan Life Global Funding I (Senior Secured Debt)	aa−	NR	Aa2	AA−
MetLife Institutional Funding I, LLC (Senior Secured Debt)	aa−	NR	Aa2	AA−

(1)	A.M. Best financial strength ratings range from “A++ (superior)” to “S (Suspended).” Ratings of “A+” and “A” are in the “superior” and “excellent” categories, respectively.

A.M. Best’s long-term credit ratings range from “aaa (exceptional)” to “d (in default).” A “+” or “−” may be appended to ratings from “aa” to “ccc” to indicate relative position within a category. Ratings of “a” and “bbb” are in the “strong” and “adequate” categories.

A.M. Best’s short-term credit ratings range from “AMB-1+ (strongest)” to “d (in default).”

(2)	Fitch insurer financial strength ratings range from “AAA (exceptionally strong)” to “C (ceased or interrupted payments imminent).” A “+” or “−” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

Fitch long-term credit ratings range from “AAA (highest credit quality),” to “D (default).” A “+” or “−” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. Ratings of “A” and “BBB” are in the “strong” and “adequate” categories, respectively.

Fitch short-term credit ratings range from “F1+ (exceptionally strong credit quality)” to “D (in default).” A rating of “F1” is in the “highest credit quality” category.

(3)	Moody’s insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa” is in the “excellent” category. Moody’s long-term credit ratings range from “Aaa (highest quality)” to “C (typically in default).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. Ratings of “A” and “Baa” are in the “upper-medium grade” and “medium-grade” categories, respectively.

Moody’s short-term credit ratings range from “P-1 (superior)” to “NP (not prime).”

(4)	S&P long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A “+” or “— ” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA” is in the “very strong” category.

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

A ratings downgrade (or the potential for such a downgrade) of MLIC or any of the Holding Company’s other insurance subsidiaries could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions” for a more complete description of the impact of a ratings downgrade.

Employees

At December 31, 2008, we had approximately 57,000 employees. We believe that our relations with our employees are satisfactory.

Executive Officers of the Registrant

Set forth below is information regarding the executive officers of MetLife, Inc. and MLIC:

C. Robert Henrikson, age 61, has been Chairman, President and Chief Executive Officer of MetLife, Inc. and MLIC since April 25, 2006. Previously, he was President and Chief Executive Officer of MetLife, Inc. and MLIC from March 1, 2006, President and Chief Operating Officer of MetLife, Inc. from June 2004, and President of the U.S. Insurance and Financial Services businesses of MetLife, Inc. and MLIC from July 2002 to June 2004. He served as President of Institutional Business of MetLife, Inc. from September 1999 to July 2002 and President of Institutional Business of MLIC from May 1999 through June 2002. He was Senior Executive Vice President,

Institutional Business, of MLIC from December 1997 to May 1999, Executive Vice President, Institutional Business, from January 1996 to December 1997, and Senior Vice President, Pensions, from January 1991 to January 1995. He is a director of MetLife, Inc. and MLIC.

Steven A. Kandarian, age 56, has been Executive Vice President and Chief Investment Officer of MetLife, Inc. and MLIC since April 2005. Previously, he was the executive director of the Pension Benefit Guaranty Corporation from 2001 to 2004. Before joining the Pension Benefit Guaranty Corporation, Mr. Kandarian was founder and managing partner of Orion Capital Partners, LP, where he managed a private equity fund specializing in venture capital and corporate acquisitions for eight years.

James L. Lipscomb, age 62, has been Executive Vice President and General Counsel of MetLife, Inc. and MLIC since July 2003. He was Senior Vice President and Deputy General Counsel from July 2001 to July 2003. Mr. Lipscomb was President and Chief Executive Officer of Conning Corporation, a former subsidiary of MLIC, from March 2000 to July 2001, prior to which he served in various senior management positions with MLIC for more than five years.

Maria R. Morris, age 46, has been Executive Vice President, Technology and Operations, of MetLife, Inc. and MLIC since January 2008. Previously, she was Executive Vice President of MLIC from December 2005 to January 2008, Senior Vice President of MLIC from October 2004 to December 2005, and Vice President of MLIC from March 1995 to October 2004.

William J. Mullaney, age 49, has been President, Institutional Business, of MetLife, Inc. and MLIC since January 2007. Previously, he was President of Metropolitan Property and Casualty Insurance Company from January 2005 to January 2007, Senior Vice President of Metropolitan Property and Casualty Insurance Company from July 2002 to December 2004, Senior Vice President, Institutional Business, of MLIC from August 2001 to July 2002, and a Vice President of MLIC for more than five years. He is a director of MetLife Bank, N.A. and MetLife Insurance Company of Connecticut.

William J. Toppeta, age 60, has been President, International, of MetLife, Inc. and MLIC since June 2001. He was President of Client Services and Chief Administrative Officer of MetLife, Inc. from September 1999 to June 2001 and President of Client Services and Chief Administrative Officer of MLIC from May 1999 to June 2001. He was Senior Executive Vice President, Head of Client Services, of MLIC from March 1999 to May 1999, Senior Executive Vice President, Individual, from February 1998 to March 1999, Executive Vice President, Individual Business, from July 1996 to February 1998, Senior Vice President from October 1995 to July 1996 and President and Chief Executive Officer of its Canadian Operations from July 1993 to October 1995.

Lisa M. Weber, age 46, has been President, Individual Business, of MetLife, Inc. and MLIC since June 2004. Previously, she was Senior Executive Vice President and Chief Administrative Officer of MetLife, Inc. and MLIC from June 2001 to June 2004. She was Executive Vice President of MetLife, Inc. and MLIC from December 1999 to June 2001 and was head of Human Resources of MLIC from March 1998 to December 2003. She was Senior Vice President of MetLife, Inc. from September 1999 to November 1999 and Senior Vice President of MLIC from March 1998 to November 1999. Previously, she was Senior Vice President of Human Resources of PaineWebber Group Incorporated, where she was employed for ten years. Ms. Weber is a director of MetLife Bank, N.A. and MetLife Insurance Company of Connecticut.

William J. Wheeler, age 47, has been Executive Vice President and Chief Financial Officer of MetLife, Inc. and MLIC since December 2003, prior to which he was a Senior Vice President of MLIC from 1997 to December 2003. Previously, he was a Senior Vice President of Donaldson, Lufkin & Jenrette for more than five years. Mr. Wheeler is a director of MetLife Bank, N.A.

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

Available Information

MetLife files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at its Headquarters Office, 100 F Street, N.E., Washington D.C. 20549 or by calling the SEC at 1-202-551-8090 or 1-800-SEC-0330 (Office of Investor Education and Advocacy). In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including MetLife, Inc.

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

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets have been experiencing extreme volatility and disruption. At times, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include short-term instruments such as repurchase agreements and commercial paper. Sources of capital in normal markets include long-term instruments, medium- and long-term debt, junior subordinated debt securities, capital securities and equity securities.

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

Our liquidity requirements may change. For instance, we have funding agreements which can be put to us after a period of notice. The notice requirements vary; however, the shortest period is 90 days, applicable to approximately $1 billion of such liabilities at December 31, 2008.

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

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008. Concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States contributed to increased volatility and diminished expectations for the economy and the markets in the near term. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a recession. In addition, the fixed-income markets have experienced a period of extreme volatility which negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have less opportunity for disposal. Domestic and international equity markets have also experienced heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and continued market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

We are a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by our variable annuity products, cause the amortization of deferred acquisition costs to accelerate and may increase the level of reserves we must carry to support those variable annuities issued with any associated guarantees.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. See “— There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law.

Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. At December 31, 2008, $250 billion of this amount had been dedicated to making capital infusions to banking institutions and their holding companies. The Federal Government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility and the FDIC’s Temporary Liquidity Guarantee Program (the “FDIC Program”), as discussed further below, and legislation is pending in Congress that will allow bankruptcy judges in certain bankruptcy proceedings to alter the terms of certain mortgages, including reducing the principal amount of the loan. There can be no assurance as to what impact such actions will have on the financial markets, whether on the levels of volatility currently being experienced, the levels of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Continued volatility, low levels of credit availability and low prices for financial assets materially and adversely affect our business, financial condition and results of operations and the trading price of our common stock. Furthermore, if the mortgage-related legislation is passed, it could cause loss of principal on certain of our nonagency prime residential mortgage backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities. See ‘‘— We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period.” Finally, the choices made by the U.S. Treasury in its distribution of amounts available under the EESA could have the effect of supporting some parts of the financial system more than others. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets to the U.S. Treasury under one or more of the programs established under EESA, and some of their assets may be among those the U.S. Treasury offers to purchase, either directly or through auction. Furthermore, as a bank holding company, MetLife, Inc. could be selected to participate in the U.S. Treasury’s capital infusion program, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. If we choose to participate in the capital infusion program of the U.S. Treasury, we will become subject to requirements and restrictions on our business. Issuing preferred shares and warrants could dilute the ownership interests of stockholders or affect our ability to raise capital in other transactions. We will also become subject to restrictions on the compensation that we can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management with the talent and experience to manage our business effectively. Limits on our ability to deduct certain compensation paid to executive employees will also be imposed. The remaining $350 billion authorized by the EESA has been made available to the U.S. Treasury. Congress and the current Administration are considering the imposition of additional requirements and conditions on the use of these additional funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

On December 5, 2008, MetLife, Inc. elected to continue to participate in the debt guarantee component of the FDIC Program. Under the terms of the FDIC Program, the FDIC will guarantee through June 2012 (or maturity, if earlier) the payment of certain newly-issued senior unsecured debt of MetLife, Inc. and any eligible affiliates. We also notified the FDIC that we have elected the option of excluding specified senior unsecured debt maturing after June 30, 2012, from the guarantee before reaching the limits on the amount of guaranteed debt under the FDIC Program ($398 million for MetLife, Inc. and $178 million for its affiliate, MetLife Bank, N.A., which may issue guaranteed debt under its limit, as well as unused amounts under MetLife, Inc.’s limit). In addition, we opted out of the component of the FDIC Program that guarantees non-interest bearing deposit transaction accounts. We cannot predict how the markets may react to these elections or to any debt issued subject to the terms of the FDIC Program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization and other intervention, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. We generally require collateral equal to 102% of the current estimated fair value of the loaned securities to be obtained at the inception of a loan, and maintained at a level greater than or equal to 100% for the duration of the loan. During the extraordinary market events occurring in the fourth quarter of 2008, we, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which we considered to have limited variation in their estimated fair value during the term of the loan. Securities with a cost or amortized cost of $20.8 billion and $41.1 billion and an estimated fair value of $22.9 billion and $42.1 billion were on loan under the program at December 31, 2008 and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $23.3 billion and $43.3 billion at December 31, 2008 and December 31, 2007, respectively.

Returns of loaned securities by the third parties would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

Of this $23.3 billion of cash collateral at December 31, 2008, $5.1 billion was on open terms, meaning that the related loaned security could be returned to us on the next business day requiring return of cash collateral and the following amounts are due within 30 days, and 60 days — $14.7 billion and $3.5 billion, respectively. The estimated fair value of the securities related to the cash collateral on open at December 31, 2008 has been reduced to $5.0 billion from $15.8 billion as of November 30, 2008. Of the $5.0 billion of estimated fair value of the securities related to the cash collateral on open at December 31, 2008, $4.4 billion were U.S. Treasury and agency securities which, if put to us, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury and agency securities, and very liquid residential mortgage-backed securities. Within the U.S. Treasury securities on loan, they are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to us, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $19.5 billion at December 31, 2008, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio become less liquid, we have the liquidity resources of most of our general account available to meet any potential cash demand when securities are put back to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending.”

If we decrease the amount of our securities lending activities over time, the amount of income generated by these activities will also likely decline.

We Are Exposed to Significant Financial and Capital Markets Risk which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our fixed income investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate fixed income investments in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset liability duration mismatches. Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase the net unrealized loss position of our fixed income investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our fixed income investment portfolio, offset by lower rates of return on funds reinvested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the fixed income investment portfolio, will increase losses associated with credit based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition. Credit spreads on both corporate and structured securities widened during 2008, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds and a serious dislocation in the inter-bank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.

Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our insurance businesses, such as variable annuities, where fee income is earned based upon the estimated fair value of the assets under management. In addition, certain of our annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

Our exposure to real estate risk relates to market price and cash flow variability associated with changes in real estate markets, default and bankruptcy rates, geographic and sector concentration as well as illiquidity of real estate investments. The current economic environment has led to significant weakening of the residential and commercial real estate markets, increases in foreclosures, bankruptcies and unsuccessful development projects as well as limited access to credit. Our real estate investments, including those held by joint ventures and real estate funds, may be negatively impacted by weakened local real estate conditions, such as oversupply, reduced demand and the availability and creditworthiness of current and prospective tenants and borrowers. In addition, real estate investments are relatively illiquid, and could limit our ability, and that of our joint venture partners and real estate fund managers, to sell assets to respond to changing economic, financial and investment conditions. Also, these factors could impact mortgage and consumer loan fundamentals which are further discussed under “— Defaults on Our Mortgage and Consumer Loans and Volatility in Performance May Adversely Affect Our Profitability.” These factors and others beyond our control could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through net investment income, realized losses and impairments.

Our primary foreign currency exchange risks are described under “— Fluctuations in Foreign Currency Exchange Rates and Foreign Securities Markets Could Negatively Affect our Profitability.” Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, and changes in foreign currency exchange rates could have a material adverse effect on our consolidated results of operations, financial condition or liquidity. Changes in these factors, which are significant risks to us, can affect our net investment income in any period, and such changes can be substantial.

We invest a portion of our invested assets in leveraged buy-out funds, hedge funds and other private equity funds reported within Other Limited Partnerships, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Recent equity, real estate and credit market volatility have further reduced net investment income and related yields for these types of investments and we may continue to experience reduced net investment income due to continued volatility in the equity, real estate and credit markets in 2009. In addition, due to the normal lag in the preparation of and then receipt of periodic financial statements from other limited partnership interests and real estate joint ventures and funds, results from late 2008 during periods of volatility will be reported to us in 2009.

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

In December 2007, we entered into an agreement with an unaffiliated financial institution that referenced $2.5 billion of 35-year surplus notes issued by MetLife Reinsurance Company of Charleston (“MRC”). Based on the decline in the estimated fair value of MRC’s surplus notes, we have pledged collateral and made payments to the unaffiliated financial institution. We may in the future be required to pledge additional collateral or make additional payments to this unaffiliated financial institution based on any further declines in the estimated fair value of MRC’s surplus notes. Any collateral pledged by us under the agreement is required to be held in a segregated account and remains on our balance sheet. Any payments to the unaffiliated financial institution may reduce the amount under the agreement on which our interest payment was due but may not reduce the principal amount of the surplus notes. Such payments have been accounted for as a receivable and will not be realized until the termination of the agreement with the unaffiliated financial institution. Furthermore, with respect to any such payments, we have unsecured risk to the unaffiliated financial institution as these amounts are not required to be held in a third-party custodial account or segregated from the unaffiliated financial institution’s funds. Such collateral pledged and payments could have an adverse effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Collateral Financing Arrangements” and Note 11 of the Notes to the Consolidated Financial Statements.

Our Statutory Reserve Financings May be Subject to Cost Increases and New Financings May be Subject to Limited Market Capacity

To support our level premium term life and universal life with secondary guarantees businesses and MLIC’s closed block, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements. While we have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2009 or later, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.

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

Defaults on Our Mortgage and Consumer Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage and consumer loans face default risk and are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s estimated fair value if the loan is held-for-sale. We also establish allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. At December 31, 2008, loans that were either delinquent or in the process of foreclosure totaled less than 0.5% of our mortgage and consumer loan investments. The performance of our mortgage and consumer loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage and consumer loan investments could have a material adverse effect on our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage and Consumer Loans.”

Further, any geographic or sector concentration of our mortgage or consumer loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition.

While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments.

Our Investments are Reflected Within the Consolidated Financial Statements Utilizing Different Accounting Basis and Accordingly We May Not Have Recognized Differences, Which May Be Significant, Between Cost and Estimated Fair Value in our Consolidated Financial Statements

Our principal investments are in fixed maturity and equity securities, trading securities, short-term investments, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnerships and other invested assets. The carrying value of such investments is as follows:

•	Fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss), net of policyholder related amounts and deferred income taxes.

•	Trading securities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value.

•	The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis.

•	Policy loans are stated at unpaid principal balances.

•	Real estate held-for-investment, including related improvements, is stated at cost, less accumulated depreciation.

•	Real estate joint ventures and other limited partnership interests in which we have more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but where we do not have a controlling interest and are not the primary beneficiary, are carried using the equity method of accounting. We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations.

•	Other invested assets consist principally of freestanding derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives are carried at estimated fair value with changes in estimated fair value reflected in income for both non-qualifying derivatives and derivatives in fair value hedging relationships. Derivatives in cash flow hedging relationships are reflected as a separate component of other comprehensive income (loss). Leveraged leases are recorded net of non-recourse debt.

Investments not carried at estimated fair value in our consolidated financial statements — principally, mortgage and consumer loans held-for-investment, policy loans, real estate, real estate joint ventures, other limited partnerships and leveraged leases — may have estimated fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our Valuation of Fixed Maturity, Equity and Trading Securities May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations that May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity, trading securities and short-term investments which are reported at estimated fair value on the consolidated balance sheet represent the majority of our total cash and invested assets. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. We define active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

At December 31, 2008, 11%, 80% and 9% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury and agency fixed maturity securities; exchange-traded common stock, and certain short-term investments. The Level 2 assets include fixed maturity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 primarily consist principally of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. Management reviews the valuation methodologies used by the independent pricing services on an ongoing basis and ensures that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; and asset backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred securities where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. See Note 24 of the Notes to the Consolidated Financial Statements for the estimated fair values of these assets and liabilities by hierarchy level.

Prices provided by independent pricing services and independent non-binding broker quotations can vary widely even for the same security.

The determination of estimated fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example Alt-A and sub-prime mortgage-backed securities and commercial mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes that Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage and consumer loans; policy loans and leveraged leases; equity real estate, including real estate joint ventures; and other limited partnership interests. These asset classes represented 33.7% of the carrying value of our total cash and invested assets at December 31, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

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

The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our consolidated financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

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

Gross Unrealized Losses on Fixed Maturity and Equity Securities May be Realized or Result in Future Impairments, Resulting in a Reduction in Our Net Income

Fixed maturity and equity securities classified as available-for-sale, except trading securities, are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2008 were $29.8 billion. The portion of the $29.8 billion of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $4.0 billion at December 31, 2008. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Realized losses or impairments may have a material adverse affect on our net income in a particular quarterly or annual period.

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

The sufficiency of our reserves in Taiwan is highly sensitive to interest rates and other related assumptions. This is due to the sustained low interest rate environment in Taiwan coupled with long-term interest rate guarantees of approximately 6% embedded in the life and health contracts sold prior to 2003 and the lack of availability of long-duration assets in the Taiwanese capital markets to match such long-duration liabilities. The key assumptions utilized include that current Taiwan government bond yield rates increase from current levels of 1.6% to 2.7% over the next ten years, mortality and morbidity levels remain consistent with recent experience and that U.S. dollar assets make up 35% of total assets backing reserves. Current reserve adequacy analysis shows that provisions are adequate; however, adverse changes in key assumptions for interest rates, exchange rates, and mortality and morbidity levels or lapse rates could lead to a need to strengthen reserves and therefore for additional capital.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the assets in MetLife’s general account with higher yielding assets needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which would increase our current expenses and reduce net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.

Consolidation of Distributors of Insurance Products May Adversely Affect the Insurance Industry and the Profitability of Our Business

The insurance industry distributes many of its individual products through other financial institutions such as banks and broker-dealers. As capital, credit and equity markets continue to experience volatility, bank and broker-dealer consolidation activity may increase and negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or to expand our customer base.

Industry Trends Could Adversely Affect the Profitability of Our Businesses

Our business segments continue to be influenced by a variety of trends that affect the insurance industry, including intense competition with respect to product features, price, distribution capability, customer service and information technology. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.” The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. In addition, the life insurance industry is subject to state regulation, and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Furthermore, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. The current market environment may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “— Competitive Factors May Adversely Affect Our Market Share and Profitability” and “Business — Competition.”

A Decline in Equity Markets or an Increase in Volatility in Equity Markets May Adversely Affect Sales of Our Investment Products and Our Profitability

Significant downturns and volatility in equity markets could have a material adverse effect on our financial condition and results of operations in three principal ways.

First, equity market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance that have underlying mutual funds with returns linked to the performance of the equity markets and may cause some of our existing customers to withdraw cash values or reduce investments in those products.

Second, downturns and volatility in equity markets can have a material adverse effect on the revenues and returns from our savings and investment products and services. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. The retail annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets will decrease revenues and earnings in variable annuity products.

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

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, MetLife must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill.”

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

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

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. Many of our competitors in these businesses offer a broader array of investment products and services and are better known than we are as sellers of annuities and other investment products. See “Business — Competition.”

Finally, the choices made by the U.S. Treasury in the administration of EESA and in its distribution of amounts available thereunder could have the effect of supporting some parts of the financial system more than others. See ‘‘— There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.”

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

Change in Our Discount Rate, Expected Rate of Return and Expected Compensation Increase Assumptions for Our Pension and Other Postretirement Benefit Plans May Result in Increased Expenses and Reduce Our Profitability

We determine our pension and other postretirement benefit plan costs based on our best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets and expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pensions and Other Postretirement Benefit Plans” and Note 17 of the Notes to the Consolidated Financial Statements for details on how changes in these assumptions would affect plan costs.

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

Our Auto & Home business has experienced, and will likely in the future experience, catastrophe losses that may have a material adverse impact on the business, results of operations and financial condition of the Auto & Home segment. Although Auto & Home makes every effort to manage our exposure to catastrophic risks through volatility management and reinsurance programs, these efforts do not eliminate all risk. Catastrophes can be caused by various events, including pandemics, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and man-made events such as terrorist attacks. Historically, substantially all of our catastrophe-related claims have related to homeowners coverages. However, catastrophes may also affect other Auto & Home coverages. Due to their nature, we cannot predict the incidence, timing and severity of catastrophes. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes.

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

Most of the jurisdictions in which our insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property and casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

While in the past five years, the aggregate assessments levied against MetLife have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings, but additional liabilities may be necessary. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments.”

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

In addition to the financial strength ratings of our insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. See “Business — Company Ratings — Credit Ratings.” Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. A two-notch decrease in the financial strength ratings of our insurance company subsidiaries would require us to post less than $200 million of collateral in connection with derivative collateral arrangements, to which we are a party and would have allowed holders of $500 million aggregate account value of our funding agreements to terminate such funding agreements on 90 days’ notice.

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the NRSROs will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies have recently revised their outlook on the U.S. life insurance sector, as well as MetLife, Inc.’s and certain of its subsidiaries’ insurer financial strength and credit ratings, from “stable” to “negative.” Furthermore, the insurer financial strength and credit ratings of MetLife, Inc. and certain of its subsidiaries have also been recently downgraded. See “Business — Company Ratings — Rating Actions.”

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

We have a $2.85 billion five-year revolving credit facility that matures in June 2012, as well as other facilities which we enter into in the ordinary course of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Sources — Credit Facilities” and “— Committed Facilities.”

We rely on our credit facilities as a potential source of liquidity. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due, particularly in the current market when alternative sources of credit are tight. The credit facilities contain certain administrative, reporting, legal and financial covenants. We must comply with certain covenants under our credit facilities (including the $2.85 billion five-year revolving credit facility) that require us to maintain a specified minimum consolidated net worth.

Our right to make borrowings under these facilities is subject to the fulfillment of certain important conditions, including our compliance with all covenants, and our ability to borrow is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds. Our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

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

See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for further consideration of DAC and VOBA and the impact of current market events during 2008.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. At December 31, 2008, the fixed maturity securities of $188.3 billion in our investment portfolio represented 58.4% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain securities in an unrealized loss position to recovery, then we will incur an other than temporary impairment charge in the period that the decision was made not to hold the security to recovery. In addition, in January, 2009, Moody’s revised its loss projections for U.S. Alt-A residential mortgage-backed securities (RMBS), and it is anticipated that Moody’s will be downgrading virtually all 2006 and 2007 Alt-A securities to below investment grade, which will increase the percentage of our portfolio that will be rated below investment grade.

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

Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, operational and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our foreign insurance operations are, and are likely to continue to be, in emerging markets where these risks are heightened. See “Quantitative and Qualitative Disclosures About Market Risk.” In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. In Japan, China and India we operate with local business partners with the resulting risk of managing partner relationships to the business objectives. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

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

In recent years, the operating environment in Argentina has been very challenging. In Argentina, we are principally engaged in the pension business. In December 2008, the Argentine government nationalized private pensions and seized the pension funds’ investments, eliminating the private pensions business in Argentina. As a result, we will experience a reduction in the operation’s future revenues and cash flows. The Argentine government now controls all assets which previously were managed by our Argentine pension operations. Further governmental or legal actions related to our operations in Argentina could negatively impact our operations in Argentina and result in future losses.

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

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation.” State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. In view of recent events involving certain financial institutions and the financial markets, it is possible that the U.S. federal government will heighten its oversight of insurers such as us, including possibly through a federal system of insurance regulation and/or that the oversight responsibilities and mandates of existing or newly created regulatory bodies could change. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

We are also subject to other regulations, including banking regulations, and may in the future become subject to additional regulations. See “Business — Regulation.”

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, and the damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. See “Legal Proceedings” and Note 16 of the Notes to the Consolidated Financial Statements.

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

On a quarterly and annual basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. The review includes senior legal and financial personnel. Unless stated elsewhere herein, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. See “Legal Proceedings” and Note 16 of the Notes to the Consolidated Financial Statements. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in “Legal Proceedings” and Note 16 of the Notes to the Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2008.

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

In addition, MLIC is a defendant in a large number of lawsuits seeking compensatory and punitive damages for personal injuries allegedly caused by exposure to asbestos or asbestos-containing products. These lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and have alleged that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Additional litigation relating to these matters may be commenced in the future. The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict with any certainty the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. The number of asbestos cases that may be brought or the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year. Accordingly, it is reasonably possible that our total exposure to asbestos claims may be materially greater than the liability recorded by us in our consolidated financial statements and that future charges to income may be necessary. The potential future charges could be material in the particular quarterly or annual periods in which they are recorded.

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

Further, the federal government, under the EESA, conducted an investigation of fair value accounting during the fourth quarter of 2008 and has granted the SEC the authority to suspend fair value accounting for any registrant or group of registrants at its discretion. The impact of such actions on registrants who apply fair value accounting cannot be readily determined at this time; however, actions taken by the federal government could have a material adverse effect on the financial condition and results of operations of companies, including ours, that apply fair value accounting.

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

Changes in Tax Laws, Tax Regulations, or Interpretations of Such Laws or Regulations Could Increase Our Corporate Taxes; Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers

Changes in tax laws, tax regulations, or interpretations of such laws or regulations could increase our corporate taxes. Changes in corporate tax rates could affect the value of deferred tax assets and deferred tax liabilities. Furthermore, the value of deferred tax assets could be impacted by future earnings levels.

Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies

MLIC’s plan of reorganization, as amended (the “Plan”), required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own certain individual insurance policies of MLIC are met. See Note 9 of the Notes to the Consolidated Financial Statements. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. We cannot provide assurance that the closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block will be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.

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

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the United States or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated. See “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future.”

The Occurrence of Events Unanticipated In Our Disaster Recovery Systems and Management Continuity Planning Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our computer systems could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

We Face Unforeseen Liabilities or Asset Impairments Arising from Possible Acquisitions and Dispositions of Businesses or Difficulties Integrating Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. There could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future. In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources that would no longer be available for other corporate purposes.

Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take loner than expected. The integration of operations may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

Guarantees Within Certain of Our Variable Annuity Guarantee Riders that Protect Policyholders Against Significant Downturns in Equity Markets May Increase the Volatility of Our Results Related to the Inclusion of an Own Credit Adjustment in the Estimated Fair Value of the Liability for These Riders

In determining the valuation of certain variable annuity guarantee rider liabilities that are carried at estimated fair value, we must consider our own credit standing, which is not hedged. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income. An increase in our own credit spread could cause the value of these liabilities to decrease, resulting in an increase to net income. Because this credit adjustment is determined, at least in part, by taking into consideration publicly available information relating to our publicly-traded debt (including related credit default swap spreads), the overall condition of fixed income markets may impact this adjustment. The credit premium implied in our publicly-traded debt instruments may not always necessarily reflect our actual credit rating or our claims paying ability. Recently, the fixed-income markets have experienced a period of extreme volatility which negatively impacted market liquidity and increased credit spreads. The increase in credit default swap spreads has at times been even more pronounced than in the fixed income cash markets. In a broad based market downturn, this increase in our own credit spread could result in net income being relatively flat when a deterioration in other market inputs required for the estimate of fair value would otherwise result in a significant reduction in net income. The inclusion of our own credit standing in this case has the effect of muting the actual net income losses recognized. In subsequent periods, if our credit spreads improve relative to the overall market, we could have a reduction of net income in an overall improving market.

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

The payment of dividends and other distributions to MetLife, Inc. by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by its insurance subsidiaries to MetLife, Inc. if they determine that the payment could be adverse to our policyholders or contractholders. See “Business — Regulation — Insurance Regulation” and Note 18 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends.”

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

MetLife, Inc.’s Board of Directors May Control the Outcome of Stockholder Votes on Many Matters Due to the Voting Provisions of the MetLife Policyholder Trust

Under the Plan, we established the MetLife Policyholder Trust (the “Trust”) to hold the shares of MetLife, Inc. common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of February 20, 2009, 241,743,740 shares, or 29.6%, of the outstanding shares of MetLife, Inc. common stock, are held in the Trust. Because of the number of shares held in the Trust and the voting provisions of the Trust, the Trust may affect the outcome of matters brought to a stockholder vote.

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

Any person seeking to acquire a controlling interest in us would face various regulatory obstacles which may delay, deter or prevent a takeover attempt that stockholders of MetLife, Inc. might consider in their best interests. First, the insurance laws and regulations of the various states in which MetLife, Inc.’s insurance subsidiaries are organized may delay or impede a business combination involving us. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. We are also subject to banking regulations, and may in the future become subject to additional regulations. In addition, the Investment Company Act would require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment adviser to a mutual fund underlying our variable contracts. Finally, FINRA approval would be necessary for a change of control of any FINRA registered broker-dealer that is a direct or indirect subsidiary of MetLife, Inc.

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

Item 1B.	Unresolved Staff Comments

MetLife has no unresolved comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2.	Properties

In December 2006, we signed a lease for 410,000 rentable square feet of which 100,000 rentable square feet are available for sublease in Manhattan, New York to be located on 12 floors. The term of the lease commenced during 2008 and will continue for 21 years. We moved certain operations (including certain associates working in the Institutional, Individual and International segments, as well as Corporate & Other), from Long Island City, New York, to Manhattan in late 2008, but continue to maintain an on-going presence in Long Island City. Our lease in Long Island City, New York, covers 686,000 rentable square feet, under a long-term lease arrangement. In connection with the move of certain operations to Manhattan, in late 2008 we subleased 80,000 rentable square feet to two subtenants, each of which has met our standards of review with respect to creditworthiness. Additionally, 180,000 rentable square feet are available for sublease. As a result of this movement of operations, and current market conditions, the Company incurred a lease impairment charge of $38 million.

In November 2006, we sold our Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York to a group led by Tishman Speyer and BlackRock Realty, the real estate arm of BlackRock, Inc., for $5.4 billion. The gain of $3.0 billion is included in income from discontinued operations in the accompanying consolidated statements of income.

In connection with the 2005 sale of the 200 Park Avenue property, we have retained rights to existing signage and are leasing space for associates in the property for 20 years with optional renewal periods through 2205. Associates located in the 200 Park Avenue office, our headquarters, include those working in the Institutional and Individual segments.

We continue to own 15 other buildings in the United States that we use in the operation of our business. These buildings contain 4.2 million rentable square feet and are located in the following states: Connecticut, Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in 797 other locations throughout the United States, and these leased facilities consist of 8.7 million rentable square feet. Approximately 66% of these leases are occupied as sales offices for the Individual segment, for MetLife Bank included within Corporate & Other, and the balance for our other business activities. We also own nine buildings outside the United States, comprising 300,000 rentable square feet including one building 192,000 square feet. condominium unit in Mexico that we use in the operation of our business. We lease 3.0 million rentable square feet in various locations outside the United States. Management believes that these properties are suitable and adequate for our current and anticipated business operations.

We arrange for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $700 million of property coverage including coverage for terrorism on our real estate portfolio through May 15, 2009, its renewal date.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. In 2007, the Company received $39 million upon the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“GALIC”), and the Company reduced legal liabilities by $38 million after the settlement of certain cases. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below; in 2007 the Company increased legal liabilities for pending sales practices, employment, property and casualty and intellectual property litigation matters against the Company. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2008.

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

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class action seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court has certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. Defendants’ motion for summary judgment is pending.

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has directed the manner and form of notice to the class, but plaintiffs have not yet distributed the notice. MLIC and the Holding Company have moved for summary judgment, and plaintiffs have moved for partial summary judgment. The court heard oral argument on the parties’ motions for summary judgment on September 19, 2008.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. MLIC has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has MLIC issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and allege that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. MLIC believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury, and factors unrelated to the ultimate legal merit of the claims asserted against MLIC. MLIC employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.

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

The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2008	2007	2006
	(In millions, except number of claims)

Asbestos personal injury claims at year end	74,027	79,717	87,070
Number of new claims during the year	5,063	7,161	7,870
Settlement payments during the year (1)	$99.0	$28.2	$35.5

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2005, MLIC received approximately 18,500 new claims, ending the year with a total of approximately 100,250 claims, and paid approximately $74.3 million for settlements reached in 2005 and prior years. In 2004, MLIC received approximately 23,900 new claims, ending the year with a total of approximately 108,000 claims, and paid approximately $85.5 million for settlements reached in 2004 and prior years. In 2003, MLIC received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

During 1998, MLIC paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provided for recovery of losses up to $1.5 billion in excess of a $400 million self-insured retention. The Company’s initial option to commute the excess insurance policies for asbestos-related claims would have arisen at the end of 2008. On September 29, 2008, MLIC entered into agreements commuting the excess insurance policies as of September 30, 2008. As a result of the commutation of the policies, MLIC received cash and securities totaling $632 million. Of this total, MLIC received $115 million in fixed maturity securities on September 26, 2008, $200 million in cash on October 29, 2008, and $317 million in cash on January 29, 2009. MLIC recognized a loss on commutation of the policies in the amount of $35.3 million during 2008.

In the years prior to commutation, the excess insurance policies for asbestos-related claims were subject to annual and per claim sublimits. Amounts exceeding the sublimits during 2007, 2006 and 2005 were approximately $16 million, $8 million and $0, respectively. Amounts were recoverable under the policies annually with respect to claims paid during the prior calendar year. Each asbestos-related policy contained an experience fund and a reference fund that provided for payments to MLIC at the commutation date if the reference fund was greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund was less than the return specified in the experience fund. The return in the reference fund was tied to performance of the S&P 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2008 for the amounts paid with respect to asbestos litigation in excess of the retention. The foregone loss reimbursements were approximately $62.2 million with respect to claims for the period of 2002 through 2007. Because the policies were commuted as of September 30, 2008, there will be no claims under the policies or forgone loss reimbursements with respect to payments made in 2008 and thereafter.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. As previously disclosed, in 2002 MLIC increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2008.

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

Regulatory authorities in a small number of states have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); GALIC; Walnut Street Securities, Inc. (“Walnut Street Securities”) and MetLife Securities, Inc. (“MSI”). Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

MSI is a defendant in two regulatory matters brought by the Illinois Department of Securities. In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and in January 2008, MSI received notice of the commencement of an administrative action by the Illinois Department of Securities. In May 2008, MSI’s motion to dismiss the action was denied. In the second matter, in December 2008 MSI received a Notice of Hearing from the Illinois Department of Securities based upon a complaint alleging that MSI failed to reasonably supervise one of its former registered representatives in connection with the sale of variable annuities to Illinois investors. MSI intends to vigorously defend against the claims in these matters.

In June 2008, the Environmental Protection Agency issued a Notice of Violation (“NOV”) regarding the operations of the Homer City Generating Station, an electrical generation facility. The NOV alleges, among other things, that the electrical generation facility is being operated in violation of certain federal and state Clean Air Act requirements. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a minority interest in the electrical generation facility, which is solely operated by the lessee, EME Homer City Generation L.P. (“EME Homer”). Homer City OL6 LLC and EME Homer are among the respondents identified in the NOV. EME Homer has been notified of its obligation to indemnify Homer City OL6 LLC and MLIC for any claims resulting from the NOV and has expressly acknowledged its obligation to indemnify Homer City OL6 LLC.

Other Litigation

Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998).  This putative class action lawsuit involving sales practices claims is pending against MLIC in Canada. Plaintiff alleges misrepresentations regarding dividends and future payments for life insurance policies and seeks unspecified damages.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. The defendant has filed a post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. If this motion is denied, the defendant will likely file an appeal. As it is possible that the judgment could be affected during the post judgment motion practice or upon appeal, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. Motions for class certification have been filed and briefed in both cases. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007), was filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The court granted the defendants’ motion to dismiss, and plaintiff appealed the dismissal. The Company is vigorously defending against the claims in these matters.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers have sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. On February 10, 2009, the district court granted the Company’s motion to dismiss plaintiffs’ second amended complaint, dismissing all of plaintiffs’ claims except for breach of contract claims. Plaintiffs have been provided with an opportunity to re-plead the dismissed claims by February 26, 2009.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district class action proceeding, plaintiffs’ complaint alleged that the Holding Company, MLIC, several non-affiliated insurance companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. In August and September 2007 and January 2008, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust, the RICO, and the ERISA claims. In February 2008, the court dismissed the remaining state law claims on jurisdictional grounds. Plaintiffs’ appeal from the orders dismissing their RICO and federal antitrust claims is pending with the U.S. Court of Appeals for the Third Circuit. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

MetLife v. Park Avenue Securities, et. al. (FINRA Arbitration, filed May 2006).  MetLife commenced an action against Park Avenue Securities LLC., a registered investment adviser and broker-dealer that is an indirect wholly-owned subsidiary of The Guardian Life Insurance Company of America, alleging misappropriation of confidential and proprietary information and use of prohibited methods to solicit MetLife customers and recruit MetLife financial services representatives. On February 12, 2009, a Financial Industry Regulatory Authority

(“FINRA”) arbitration panel awarded MetLife $21 million in damages, including punitive damages and attorneys fees. Park Avenue Securities may appeal the award.

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

Sales Practices Claims.  Over the past several years, MLIC, New England, GALIC, Walnut Street Securities and MSI have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At December 31, 2008, there were approximately 125 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against MLIC, New England, GALIC, MSI and Walnut Street Securities.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the NYSE under the symbol “MET” on April 5, 2000.

The following table presents high and low closing prices for the common stock on the NYSE for the periods indicated:

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$61.52	$62.88	$63.00	$48.15
Low	$54.62	$52.77	$43.75	$16.48

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Common Stock Price
High	$65.92	$69.04	$69.92	$70.87
Low	$59.10	$63.29	$59.62	$60.46

As of February 20, 2009, there were 88,239 stockholders of record of common stock.

The table below presents dividend declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions,
			except per share data)

October 28, 2008	November 10, 2008	December 15, 2008	$0.74	$592
October 23, 2007	November 6, 2007	December 14, 2007	$0.74	$541

Future common stock dividend decisions will be determined by the Company’s Board of Directors after taking into consideration factors such as our current earnings, expected medium-term and long-term earnings, financial condition, regulatory capital position, and applicable governmental regulations and policies. Furthermore, the payment of dividends and other distributions to the Company by its insurance subsidiaries is regulated by insurance laws and regulations. See “Business — Regulation — Insurance Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Dividends” and Note 18 of the Notes to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended December 31, 2008 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

October 1- October 31, 2008	35,629	$34.02	—	$1,260,735,127
November 1- November 30, 2008	13,386	$30.76	—	$1,260,735,127
December 1- December 31, 2008	18,433	$35.01	—	$1,260,735,127

Total	67,448	$33.64	—	$1,260,735,127

(1)	During the periods October 1 — October 31, 2008, November 1 — November 30, 2008 and December 1 — December 31, 2008, separate account affiliates of the Company purchased 35,629 shares, 13,386 shares and 18,433 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company other than through a publicly announced plan or program.

(2)	In April 2008, the Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at December 31, 2008. At December 31, 2008, the Company had $1,261 million remaining under its common stock repurchase program authorization. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Uses — Share Repurchases” for further information relating to common stock repurchases.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of income data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data at December 31, 2008 and 2007 have been derived from the Company’s audited financial statements included elsewhere herein. The statement of income data for the years ended December 31, 2005 and 2004, and the balance sheet data at December 31, 2006, 2005 and 2004 have been derived from the Company’s audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein. Some previously reported amounts, most notably discontinued operations discussed in footnote 2, have been reclassified to conform with the presentation at and for the year ended December 31, 2008.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Statement of Income Data (1)
Revenues (2), (3):
Premiums	$25,914	$22,970	$22,052	$20,979	$18,842
Universal life and investment-type product policy fees	5,381	5,238	4,711	3,775	2,819
Net investment income	16,296	18,063	16,247	14,064	11,627
Other revenues	1,586	1,465	1,301	1,221	1,152
Net investment gains (losses)	1,812	(578)	(1,382)	(112)	114

Total revenues	50,989	47,158	42,929	39,927	34,554

Expenses (2), (3):
Policyholder benefits and claims	27,437	23,783	22,869	22,236	19,907
Interest credited to policyholder account balances	4,787	5,461	4,899	3,650	2,766
Policyholder dividends	1,751	1,723	1,698	1,678	1,664
Other expenses	11,924	10,429	9,537	8,259	6,833

Total expenses	45,899	41,396	39,003	35,823	31,170

Income from continuing operations before provision for income tax	5,090	5,762	3,926	4,104	3,384
Provision for income tax (2)	1,580	1,660	1,016	1,156	931

Income from continuing operations	3,510	4,102	2,910	2,948	2,453
Income (loss) from discontinued operations, net of income tax (2)	(301)	215	3,383	1,766	391

Income before cumulative effect of a change in accounting, net of income tax	3,209	4,317	6,293	4,714	2,844
Cumulative effect of a change in accounting, net of income tax (3)	—	—	—	—	(86)

Net income	3,209	4,317	6,293	4,714	2,758
Preferred stock dividends	125	137	134	63	—

Net income available to common shareholders	$3,084	$4,180	$6,159	$4,651	$2,758

	December 31,
	2008	2007	2006	2005	2004
	(In millions)

Balance Sheet Data (1)
Assets:
General account assets	$380,839	$399,007	$383,758	$354,857	$271,137
Separate account assets	120,839	160,142	144,349	127,855	86,755

Total assets (2)	$501,678	$559,149	$528,107	$482,712	$357,892

Liabilities:
Life and health policyholder liabilities (4)	$286,019	$262,652	$253,284	$244,683	$182,443
Property and casualty policyholder liabilities (4)	3,126	3,324	3,453	3,490	3,180
Short-term debt	2,659	667	1,449	1,414	1,445
Long-term debt	9,667	9,100	8,822	9,088	7,006
Collateral financing arrangements	5,192	4,882	—	—	—
Junior subordinated debt securities	3,758	4,075	3,381	2,134	—
Payables for collateral under securities loaned and other transactions	31,059	44,136	45,846	34,515	28,678
Other	15,625	34,992	33,725	30,432	25,561
Separate account liabilities	120,839	160,142	144,349	127,855	86,755

Total liabilities (2)	477,944	523,970	494,309	453,611	335,068

Stockholders’ Equity
Preferred stock, at par value	1	1	1	1	—
Common stock, at par value	8	8	8	8	8
Additional paid-in capital	15,811	17,098	17,454	17,274	15,037
Retained earnings (5)	22,403	19,884	16,574	10,865	6,608
Treasury stock, at cost	(236)	(2,890)	(1,357)	(959)	(1,785)
Accumulated other comprehensive income (loss) (6)	(14,253)	1,078	1,118	1,912	2,956

Total stockholders’ equity	23,734	35,179	33,798	29,101	22,824

Total liabilities and stockholders’ equity	$501,678	$559,149	$528,107	$482,712	$357,892

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per share data)

Other Data (1)
Net income available to common shareholders	$3,084	$4,180	$6,159	$4,651	$2,758
Return on common equity (7)	11.2%	12.9%	20.9%	18.6%	12.5%
Return on common equity, excluding accumulated other comprehensive income (loss)	9.1%	13.3%	22.1%	20.7%	14.4%
EPS Data (1)
Income from Continuing Operations Available to Common Shareholders Per Common Share
Basic	$4.60	$5.33	$3.65	$3.85	$3.26
Diluted	$4.54	$5.20	$3.60	$3.82	$3.24
Income (Loss) from Discontinued Operations Per Common Share
Basic	$(0.41)	$0.29	$4.44	$2.36	$0.52
Diluted	$(0.40)	$0.28	$4.39	$2.34	$0.52
Cumulative Effect of a Change in Accounting Per Common Share (3)
Basic	$—	$—	$—	$—	$(0.11)
Diluted	$—	$—	$—	$—	$(0.11)
Net Income Available to Common Shareholders Per Common Share
Basic	$4.19	$5.62	$8.09	$6.21	$3.67
Diluted	$4.14	$5.48	$7.99	$6.16	$3.65
Dividends Declared Per Common Share	$0.74	$0.74	$0.59	$0.52	$0.46

(1)	On July 1, 2005, the Company completed the acquisition of The Travelers Insurance Company, excluding certain assets, most significantly, Primerica, from Citigroup Inc. (“Citigroup”), and substantially all of Citigroup’s international insurance businesses. The 2005 selected financial data includes total revenues and total expenses of $966 million and $577 million, respectively, from the date of the acquisition.

(2)	Discontinued Operations:

Real Estate

Income related to real estate sold or classified as held-for-sale is presented as discontinued operations. The following information presents the components of income from discontinued real estate operations:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Investment income	$6	$21	$243	$405	$658
Investment expense	(3)	(9)	(151)	(246)	(392)
Net investment gains (losses)	8	13	4,795	2,125	146

Total revenues	11	25	4,887	2,284	412
Interest expense	—	—	—	—	13
Provision for income tax	4	11	1,725	812	140

Income from discontinued operations, net of income tax	$7	$14	$3,162	$1,472	$259

Operations

In the fourth quarter of 2008, the Company entered into an agreement to sell its wholly-owned subsidiary, Cova, to a third party to be completed in early 2009. In September 2008, the Company completed a tax-free split-off of its majority-owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). In September 2007, September 2005 and January 2005, the Company sold its MetLife Insurance Limited (“MetLife Australia”) annuities and pension businesses, P.T. Sejahtera (“MetLife Indonesia”) and SSRM Holdings, Inc. (“SSRM”), respectively. The assets, liabilities and operations of Cova, RGA, MetLife Australia, MetLife Indonesia and SSRM have been reclassified into discontinued operations for all years presented. The following tables present these discontinued operations:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Revenues	$4,086	$5,932	$5,467	$4,776	$4,492
Expenses	3,915	5,640	5,179	4,609	4,286

Income before provision for income tax	171	292	288	167	206
Provision for income tax	57	101	99	60	74

Income from discontinued operations, net of income tax	114	191	189	107	132
Gain (loss) on sale of subsidiaries, net of income tax	(422)	10	32	187	—

Income (loss) from discontinued operations, net of income tax	$(308)	$201	$221	$294	$132

	December 31,
	2008	2007	2006	2005	2004
	(In millions)

General account assets	$946	$22,866	$21,918	$20,150	$16,852
Separate account assets	—	17	16	14	14

Total assets	$946	$22,883	$21,934	$20,164	$16,866

Life and health policyholder liabilities (4)	721	15,780	15,557	15,109	12,210
Debt	—	528	307	401	425
Collateral financing arrangements	—	850	850	—	—
Junior subordinated debt securities	—	399	399	399	—
Shares subject to mandatory redemption	—	159	159	159	158
Other	27	2,945	2,676	2,195	2,179

Total liabilities	$748	$20,661	$19,948	$18,263	$14,972

(3)	The cumulative effect of a change in accounting, net of income tax, of $86 million for the year ended December 31, 2004, resulted from the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Account (“SOP 03-1”).

(4)	Policyholder liabilities include future policy benefits, other policyholder funds and bank deposits. The life and health policyholder liabilities also include policyholder account balances, policyholder dividends payable and the policyholder dividend obligation.

(5)	The cumulative effect of changes in accounting principles, net of income tax, of $329 million, which decreased retained earnings at January 1, 2007, resulted from $292 million related to the adoption of SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, and $37 million related to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. The cumulative effect of changes in accounting principles, net of income tax, of $27 million, which increased retained earnings at January 1, 2008, resulted from the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).

(6)	The cumulative effect of a change in accounting, net of income tax, of $744 million resulted from the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which decreased accumulated other comprehensive income (loss) at December 31, 2006. The cumulative effect of a change in accounting principle, net of income tax, of $10 million resulted from the adoption of SFAS 159, which decreased accumulated other comprehensive income (loss) at January 1, 2008.

(7)	Return on common equity is defined as net income available to common shareholders divided by average common stockholders’ equity.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission (“SEC”). These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing or access its credit facilities; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions, or otherwise; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) impairments of goodwill and realized losses or market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefit riders (which may be affected by fair value adjustments arising from changes in our own credit spread) on certain of the Company’s variable annuity products; (xvi) increased expenses relating to pension and post-retirement benefit plans, (xvii) catastrophe losses; (xviii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xix) downgrades in MetLife, Inc.’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xx) economic, political, currency and other risks relating to the Company’s international operations; (xx) availability and effectiveness of reinsurance or indemnification arrangements, (xxi) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxii) changes in accounting standards, practices and/or policies; (xxiii) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxiv) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (xxv) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (xxvi) MetLife’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; (xxvii) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; and (xxviii) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the SEC.

Executive Summary

MetLife is a leading provider of individual insurance, employee benefits and financial services with operations throughout the United States and the regions of Latin America, Europe, and Asia Pacific. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, automobile and homeowners insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. Subsequent to the disposition of Reinsurance Group of America, Incorporated (“RGA”) and the elimination of the Reinsurance segment, MetLife is organized into four operating segments: Institutional, Individual, Auto & Home and International, as well as Corporate & Other.

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007

The Company reported $3,084 million in net income available to common shareholders and net income per diluted common share of $4.14 for the year ended December 31, 2008 compared to $4,180 million in net income available to common shareholders and net income per diluted common share of $5.48 for the year ended December 31, 2007. Net income available to common shareholders decreased by $1,096 million, or 26%, for the year ended December 31, 2008 compared to the prior year.

The decrease in net income available to common shareholders was principally due to an increase in losses from discontinued operations of $516 million. This was primarily the result of the split-off of substantially all of the Company’s interest in RGA in September 2008 whereby stockholders of the Company were offered the opportunity to exchange their shares of MetLife, Inc. common stock for shares of RGA Class B common stock based upon a pre-determined exchange ratio.

The decrease in net income available to common shareholders was also driven by an increase in other expenses of $972 million, net of income tax. The increase in other expenses was due to:

•	Higher DAC amortization in the Individual segment related to lower expected future gross profits due to separate account balance decreases resulting from recent market declines, higher net investment gains primarily due to net derivative gains and the reduction on expected cumulative earnings of the closed block partially offset by a reduction in actual earnings of the closed block and changes in assumptions used to estimate future gross profits and margins. In addition, there is further offset in the Institutional segment due to a charge associated with the adoption of SOP 05-1 in the prior year.

•	An increase in corporate expenses primarily related to an enterprise-wide cost reduction and revenue enhancement initiative. As a result of a strategic review begun in 2007, the Company launched an enterprise

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

•	Higher legal costs in Corporate & Other principally driven by costs associated with the commutation of three asbestos insurance policies and higher expenses in the Institutional and International segments as well as Corporate & Other associated with business growth and higher corporate support expenses.

•	Higher expenses in Corporate & Other relating to increased compensation, rent, and mortgage loan origination costs and servicing expenses associated with two acquisitions by MetLife Bank in 2008.

Premiums, fees and other revenues increased by $2,085 million, net of income tax, across all of the Company’s operating segments but most notably within the Institutional and International segments due to business growth. Policyholder benefits and claims and policyholder dividends increased commensurately by $2,393 million, net of income tax; however, policyholder benefits and claims were also adversely impacted by an increase in catastrophe losses in the Auto & Home segment, a charge within the Institutional segment resulting from a liability adjustment in the group annuity business, and business growth.

Net investment losses decreased by $1,554 million, net of income tax, to a gain of $1,178 million, net of income tax, for the year ended December 31, 2008 from a loss of $376 million, net of income tax, for the comparable 2007 period. The decrease in net investment losses is due to an increase in gains on derivatives partially offset by losses primarily on fixed maturity and equity securities. Derivative gains were driven by gains on freestanding derivatives that were partially offset by losses on embedded derivatives primarily associated with variable annuity riders. Gains on freestanding derivatives increased by $4,225 million, net of income tax, and were primarily driven by: i) gains on certain interest rate swaps, floors and swaptions which were economic hedges of certain investment assets and liabilities, ii) gains from foreign currency derivatives primarily due to the U.S. dollar strengthening as well as, iii) gains primarily from equity options, financial futures, and interest rate swaps hedging the embedded derivatives. The gains on these equity options, financial futures, and interest rate swaps substantially offset the change in the underlying embedded derivative liability that is hedged by these derivatives. Losses on the embedded derivatives increased by $1,514 million, net of income tax, and were driven by declining interest rates and poor equity market performance throughout the year. These embedded derivative losses include a $1,946 million, net of income tax, gain resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivatives under SFAS No. 157, Fair Value Measurements (“SFAS 157”), which became effective January 1, 2008. The remaining change in net investment losses of $1,157 million, net of income tax, is principally attributable to an increase in losses on fixed maturity and equity securities, and, to a lesser degree, an increase in losses on mortgage and consumer loans and other limited partnerships offset by an increase in foreign currency transaction gains. The increase in losses on fixed maturity and equity securities is primarily attributable to an increase in impairments associated with financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and Federal government assisted capital infusion transactions in the third and fourth quarters of 2008. Losses on fixed maturity and equity securities were also driven by an increase in credit related impairments on communication and consumer sector security holdings, losses on asset-backed securities as well as an increase in losses on fixed maturity security holdings where the Company either lacked the intent to hold, or due to extensive credit widening, the Company was uncertain of its intent to hold these fixed maturity securities for a period of time sufficient to allow recovery of the market value decline.

Net investment income decreased by $1,149 million, or 10%, net of income tax, to $10,592 million for the year ended December 31, 2008 from $11,741 million for the comparable 2007 period. Management attributes $2,042 million, net of income tax, of this change to a decrease in yields, partially offset by an increase of $893 million due to growth in average invested assets. Average invested assets are calculated on a cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, short-term investments, fixed maturity securities, and mortgage loans, partially offset by improved securities lending results. Management anticipates that the significant volatility in the equity, real estate and credit markets will continue in 2009 which could continue to impact net investment income and yields on other limited partnerships and real estate joint ventures. Net investment income increased due to an increase in average invested assets, on an amortized cost basis, primarily within short-term investments, other invested assets including derivatives, mortgage loans, other limited partnership interests, and real estate joint ventures.

A decrease in interest credited to policyholder account balances of $438 million, net of income tax, resulted from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, offset by an increase from growth in the average policyholder account balance, primarily the result of continued growth in the global GIC and funding agreement products all of which occurred within the Institutional segment. There was also a decrease in interest credited in the International segment as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities.

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

The decrease in net income available to common shareholders was primarily due to a decrease in income from discontinued operations of $3,168 million, net of income tax. This decrease in income from discontinued operations was principally driven by a gain on the sale of the Peter Cooper Village and Stuyvesant Town properties in Manhattan, New York, that was recognized during the year ended December 31, 2006. Also contributing to the decrease was lower net investment income and net investment gains (losses) from discontinued operations related to real estate properties sold or held-for-sale during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Lower income from discontinued operations related to the sale of MetLife Insurance Limited (“MetLife Australia”) annuities and pension businesses to a third party in the third quarter of 2007 and lower income from discontinued operations related to the sale of SSRM Holdings, Inc. (“SSRM”) resulting from a reduction in additional proceeds from the sale received during the year ended December 31, 2007 as compared to the year December 31, 2006. This decrease was partially offset by higher income from discontinued operations related to RGA, which was reclassified to discontinued operations in the third quarter of 2008 as a result of a tax-free split-off. RGA’s income was higher in 2007, primarily due to an increase in premiums, net of an increase in policyholder benefits and claims, due to additional in-force business from facultative and automatic treaties and renewal premiums on existing blocks of business combined with an increase in net investment income, net of interest credited to policyholder account balances, due to higher invested assets. These increases in RGA’s income were offset by an increase in net investment losses resulting from a decline in the estimated fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis.

The decrease in net income available to common shareholders was also driven by an increase in other expenses of $580 million, net of income tax. The increase in other expenses was primarily due to higher amortization of deferred policy acquisition costs (“DAC”) resulting from business growth, lower net investment losses in the current year and the net impact of revisions to management’s assumption used to determine estimated gross profits and margins in both years. In addition, other expenses increased due to higher compensation, higher interest expense on debt and interest on tax contingencies, the net impact of revisions to certain liabilities in both periods, asset write-offs, higher general spending and expenses related to growth initiatives, partially offset by lower legal costs and integration costs incurred in 2006.

The net effect of increases in premiums, fees and other revenues of $1,046 million, net of income tax, across all of the Company’s operating segments and increases in policyholder benefit and claims and policyholder dividends of $610 million, net of income tax, was attributable to overall business growth and increased net income available to common shareholders.

Net investment income increased by $1,180 million, net of income tax, or 11%, to $11,741 million for the year ended December 31, 2007 from $10,561 million for the comparable 2006 period. Management attributes $700 million of this increase to growth in the average asset base and $480 million to an increase in yields. Growth in the average asset base was primarily within fixed maturity securities, mortgage loans, real estate joint ventures and other limited partnership interests. Higher yields was primarily due to higher returns on fixed maturity securities, other limited partnership interests excluding hedge funds, equity securities and improved securities lending results, partially offset by lower returns on real estate joint ventures, cash, cash equivalents and short-term investments, hedge funds and mortgage loans.

Net investment losses decreased by $522 million to a loss of $376 million for the year ended December 31, 2007 from a loss of $898 million for the comparable 2006 period. The decrease in net investment losses was primarily due to a reduction of losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, increased gains from asset-based foreign currency transactions due to a decline in the U.S. dollar year over year against several major currencies and increased gains on equity securities, partially offset by increased losses from the mark-to-market on derivatives and reduced gains on real estate and real estate joint ventures.

An increase in interest credited to policyholder account balances associated with an increase in the average policyholder account balance decreased net income available to common shareholders by $365 million, net of income tax.

The remainder of the variance is due to the change in effective tax rates between periods.

Consolidated Company Outlook

The marketplace is still reacting and adapting to the unusual economic events that took place over the past year and management expects the volatility in the financial markets to continue in 2009. As a result, management expects a modest increase, on a constant exchange rate basis, in premiums, fees and other revenues in 2009, with mixed results across the various businesses. While the Company continues to gain market share in a number of product lines, premiums, fees and other revenues have and may continue to be impacted by the U.S. and global recession, which may be reflected by, but is not limited to:

•	Lower fee income from separate account businesses, including variable annuity and life products in Individual Business.

•	A potential reduction in payroll linked revenue from Institutional group insurance customers.

•	A decline in demand for certain International and Institutional retirement & savings products.

•	A decrease in Auto & Home premiums resulting from a depressed housing market and auto industry.

With the expectation of the turbulent financial markets continuing in 2009, management expects continued downward pressure on net income, specifically net investment income, as management expects lower returns from other limited partnerships, real estate joint ventures, and securities lending. In addition, the resulting impact of the financial markets on net investment gains (losses) and unrealized investment gains (losses) can and will vary greatly and therefore, it is difficult to predict. Also difficult to determine is the impact of own credit, as it varies significantly and this exposure is not hedged.

Certain insurance-related liabilities, specifically those associated with guarantees, are tied to market performance, which in times of depressed investment markets may require management to establish additional liabilities. However, many of the risks associated with these guarantees are hedged. The turbulent financial markets, sustained over a period of time, may also necessitate management to strengthen insurance liabilities that are not associated with guarantees. Management does not anticipate significant changes in the underlying trends that drive underwriting results, with the possible exception of certain trends in the Auto & Home and disability businesses.

Certain expenses may increase due to initiatives such as Operational Excellence. Other charges are also possible as the combination of the downward pressure on net income coupled with the expectations of the financial markets, may necessitate a review of goodwill impairment, specifically within the Individual Business. The unusual financial market conditions will also likely cause an increase in the Company’s pension-related expense and may cause an increase in DAC amortization.

In response to the challenges presented by the unusual economic environment, management continues to focus on disciplined underwriting, pricing, hedging strategies, as well as focused expense management.

Institutional Business Outlook

Management expects continued growth in premium, fees, and other revenues across the majority of the Institutional businesses. Revenues in many of the businesses can fluctuate based, in part, on the covered payroll of customers or changes in the amount of coverage they have purchased for current or former employees. As a result, in periods of high unemployment, revenue may be impacted. Revenue may also be negatively impacted as a result of customers’ reduction of coverage stemming from benefit plan changes, the elimination of retiree coverage or customer-related bankruptcies. Revenues in the retirement & savings business may experience some pressure as the demand for certain of these products can decline during periods of volatile credit and investment markets.

With the expectation of the turbulent financial markets continuing in 2009, management expects to see lower earnings resulting from depressed levels of net investment income, specifically as previously discussed in the consolidated outlook, which will put downward pressure on earnings from interest margins in the spread-related businesses. If there is an extended period of sustained, low long-term market interest rates, it is possible that strengthening certain long-term liabilities could be necessary. Management does not expect to see significant changes in the underlying trends that drive underwriting results, with the possible exception of the disability business. Management thinks the level of disability claims is correlated to the unemployment rate and therefore underwriting results in this business may be impacted if the recession continues to deepen and there is a continued rise in the unemployment rate.

In 2009, management will continue to focus on disciplined underwriting, pricing and aggressively managing expenses, while making deliberate investments in certain areas that Management expects will create long-term growth opportunities. The unusual financial market conditions previously mentioned, will also likely cause an increase in the Company’s pension-related expense.

Individual Business Outlook

Management expects 2009 premium, fees and other revenues to be down slightly compared to 2008 results. Individual Business experienced a significant decline in asset-based fees in annuity and variable life products in the second half of 2008 due to equity market declines. This depressed level of fee revenue is expected to continue in 2009. However, Individual Business experienced a significant increase in fourth quarter 2008 fixed annuity sales, which management believes was partially the result of consumers recognizing the strength of MetLife’s guarantees. While management believes fixed annuity sales will continue to be strong, future sales of all products could be impacted as the financial services industry adjusts to the economic environment and as anticipated industry consolidation occurs.

Management believes the investment and capital markets may continue to be turbulent in 2009, which would continue to exert downward pressure on net income, specifically net investment income as previously discussed in the consolidated outlook.

Certain annuity and life benefit guarantees are tied to market performance, which in times of depressed investment markets, may require management to establish additional liabilities. However, many of the risks associated with these guarantees are hedged. These pressures might result in potential modifications to product pricing strategies associated with acceptable returns for the underlying risks being covered.

Other charges are also possible as the combination of the downward pressure on net income coupled with the expectations of the financial markets, may necessitate a review of goodwill impairment. The unusual financial market conditions will also likely cause an increase in the Company’s pension-related expense and may cause an increase in DAC amortization.

Management believes that its disciplined approach to underwriting, pricing, hedging and investment strategies will further strengthen MetLife’s industry leadership position and mitigate the impacts from the ongoing uncertainty in the investment markets. Additionally, Management continues to focus on expense management by driving efficiency and productivity gains within the distribution and home office organizations.

International Business Outlook

Although management expects that premiums, fees and other revenues, on a constant exchange rate basis, will continue to increase across the regions in 2009, there is a risk of lower product demand as well as higher policy surrenders if the trend of higher unemployment, decreased individual income levels, and lower corporate earnings continues in 2009. To address this, various distribution channels and customer service operations initiatives are being implemented to expand relationships with existing distributors, develop new channel outlets and improve persistency management. In addition, market conditions have and may continue to cause an increase in the cost of related hedging programs and may result in a decrease in fee income from lower assets under management. Furthermore, the responses of governments and policymakers, in the countries in which the business operates, to the economic circumstances could have an unpredictable impact on results. Continued volatility in foreign currency exchange rates may adversely impact reported premiums, fees and other revenues as well as net income. Management continues to evaluate strategies to mitigate this risk.

Management expects continued turbulence in global capital markets during 2009, which may create downward pressure on net income, specifically net investment income as previously discussed in the consolidated outlook.

In the Asia region, certain annuity benefit guarantees are tied to market performance, which in times of depressed investment markets, may require management to establish additional liabilities. This exposure may result in modifications to our product pricing strategies in order to maintain acceptable returns for the underwriting risks being covered. The sufficiency of certain reserves in the Asia region is sensitive to interest rates and other related assumptions. Adverse changes in key assumptions for interest rates, exchange rates, mortality and morbidity levels or lapse rates could lead to a need to strengthen reserves.

Management continues to take a disciplined approach toward expense management, however, management will continue to invest in infrastructure and distribution improvements where such spending will enhance growth. The unusual financial market conditions may cause an increase in DAC amortization. Management believes that the ability to deliver quality risk & protection and retirement & savings products to the markets, coupled with the Company’s financial strength and strong risk management expertise, will help achieve continued growth in this challenging environment.

Management continues to take a disciplined approach toward expense management. Operational excellence initiatives undertaken by management in 2008 and planned for 2009 will create expense efficiencies, however, management will continue to invest in infrastructure and distribution improvements where such spending will enhance growth. Management believes that the ability to deliver quality risk & protection and retirement & savings products to the markets, coupled with the Company’s financial strength and strong risk management expertise, will help achieve continued growth in this challenging environment.

Auto & Home Outlook

Management expects premiums for the Auto & Home segment to grow slightly in 2009. The key sales triggers of new and existing home sales and auto sales dropped precipitously during 2008, contributing to large declines in new Homeowner and Auto policies written during 2008. However, these declines began to slow late in 2008. New business sales are expected to rebound modestly for both Auto and Homeowners, assuming overall economic conditions improve, particularly as credit availability returns, and as a combination of various marketing and sales initiatives have been implemented. Retention ratios are expected to remain flat, or improve slightly, as specific underwriting initiatives to control exposures to catastrophe events were completed in the fourth quarter of 2008. Net premiums written for 2009 are expected to increase modestly with slightly larger increases in Auto premiums written and slightly smaller increases in Homeowners and other. A portion of this increase is expected to result from increases in exposures with the remaining change coming from increased average premium per policy.

Net investment income is also expected to be slightly lower in 2009, as previously discussed in the consolidated outlook, and cash from operations and maturing investments is reinvested at slightly lower rates. In addition, Management expects the expense ratio to decline slightly as Management continues to manage operating expenses.

Underwriting margins for both Auto and Homeowners are expected to remain under pressure as some carriers have been willing to accept higher combined ratios in an attempt to grow written premium. Auto results benefited primarily from lower severities during 2008. A reduction in miles driven, initially tied to higher gasoline prices and later in the year to the general economic slowdown, contributed to these improvements. A continuation of the trend towards lower frequencies is expected for 2009 with higher severities expected to more than offset the gains from frequencies. Management believes this will result in a slightly higher loss and loss adjusting expense ratio for 2009, compared to the same ratio for 2008, excluding prior year loss development. Homeowner margins for 2008, excluding catastrophes, were impacted by higher claims frequencies, primarily related to greater non-catastrophe weather-related losses, offset by lower severities. In 2009, a return to more normal weather patterns is expected and management believes will result in lower frequencies in 2009 partially offset by higher severities, resulting in a small expected drop in the Homeowner loss and loss adjusting ratio, excluding catastrophes, as compared to 2008. The unusual financial market conditions, previously discussed, will also likely cause an increase in the Company’s pension-related expense. Management continues to aggressively look for ways to control costs in all other areas so it may maintain an appropriate expense ratio.

Corporate & Other Outlook

Management believes the investment and capital markets may continue to be turbulent in 2009, which would continue to exert downward pressure on net investment income, as previously discussed in the consolidated outlook, and earnings on excess surplus equity. Management expects that investment income could be adversely impacted by a continuation of increased liquidity levels due to the uncertain operating environment and lack of suitable investment opportunities Current liquidity levels may position us to take advantage of any economic recovery, mitigating the impact that these levels have on net investment income.

Management does not expect a significant increase in interest expense. A portion of the Company’s debt has a variable interest rate and the associated interest expense will fluctuate with market rates. However, this expense has a corresponding investment that is also tied to variable rates and therefore, generally should minimize the impact to net income. In addition, settlements for asbestos claims and other potential legal claims may have an adverse impact on net income.

Management expects that the MetLife Bank acquisitions completed in 2008 will be accretive to 2009 earnings with additional investment income and higher premiums, fees, and other income, partially offset with increased interest and operating expenses. MetLife Bank could be impacted by changes in the residential loan market.

Acquisitions and Dispositions

Disposition of Reinsurance Group of America, Incorporated

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

As a result of completion of the recapitalization and exchange offer, the Company received from MetLife stockholders 23,093,689 shares of the Company’s common stock with a market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA’s Class B common stock with a net book value of $1,716 million. The resulting loss on disposition, inclusive of transaction costs of $60 million, was $458 million. The 3,000,000 shares of RGA Class A common stock retained by the Company are marketable equity securities which do not constitute significant continuing involvement in the operations of RGA; accordingly, they have been classified within equity securities in the consolidated financial statements of the Company at a cost basis of $157 million which is equivalent to the net book value of the shares. The cost basis will be adjusted to estimated fair value at each subsequent reporting date. The Company has agreed to dispose of the remaining shares of RGA within the next five years. In connection with the Company’s agreement to dispose of the remaining shares, the Company also recognized, in its provision for income tax on continuing operations, a deferred tax liability of $16 million which represents the difference between the book and taxable basis of the remaining investment in RGA.

The impact of the disposition of the Company’s investment in RGA is reflected in the Company’s consolidated financial statements as discontinued operations. The disposition of RGA results in the elimination of the Company’s Reinsurance segment. The Reinsurance segment was comprised of the results of RGA, which at disposition became discontinued operations of Corporate & Other, and the interest on economic capital, which has been reclassified to the continuing operations of Corporate & Other.

Disposition of Texas Life Insurance Company

MetLife, Inc. has entered into an agreement to sell Cova Corporation, the parent company of Texas Life Insurance Company in early 2009. As a result of the sale agreement, the Company recognized gains from discontinued operations of $37 million, net of income tax, in the fourth quarter of 2008. The gain was comprised of recognition of tax benefits of $65 million relating to the excess of outside tax basis of Cova over its financial reporting basis offset by other than temporary impairments of $28 million, net of income tax, relating to Cova’s investments. The Company has reclassified the assets and liabilities of Cova as held-for-sale and its operations into discontinued operations for all periods presented in the consolidated financial statements.

2008 Acquisitions

During 2008, the Company made five acquisitions for $783 million. As a result of these acquisitions, MetLife’s Institutional segment increased its product offering of dental and vision benefit plans, MetLife Bank within Corporate & Other entered the mortgage origination and servicing business and the International segment increased its presence in Mexico and Brazil. The acquisitions were each accounted for using the purchase method of accounting, and accordingly, commenced being included in the operating results of the Company upon their respective closing dates. Total consideration paid by the Company for these acquisitions consisted of $763 million in cash and $20 million in transaction costs. The net fair value of assets acquired and liabilities assumed totaled $527 million, resulting in goodwill of $256 million. Goodwill increased by $122 million, $73 million and $61 million in the International segment, Institutional segment and Corporate & Other, respectively. The goodwill is deductible for tax purposes. Value of customer relationships acquired (“VOCRA”), VOBA and other intangibles increased by $137 million, $7 million and $6 million, respectively, as a result of these acquisitions.

Other Acquisitions and Dispositions

On June 28, 2007, the Company acquired the remaining 50% interest in a joint venture in Hong Kong, MetLife Fubon Limited (“MetLife Fubon”), for $56 million in cash, resulting in MetLife Fubon becoming a consolidated subsidiary of the Company. The transaction was treated as a step acquisition, and at June 30, 2007, total assets and liabilities of MetLife Fubon of $839 million and $735 million, respectively, were included in the Company’s consolidated balance sheet. The Company’s investment for the initial 50% interest in MetLife Fubon was $48 million. The Company used the equity method of accounting for such investment in MetLife Fubon. The Company’s share of the joint venture’s results for the six months ended June 30, 2007, was a loss of $3 million. The fair value of the assets acquired and the liabilities assumed in the step acquisition at June 30, 2007, was $427 million and $371 million, respectively. No additional goodwill was recorded as a part of the step acquisition. As a result of this acquisition, additional VOBA and VODA of $45 million and $5 million, respectively, were recorded and both have a weighted average amortization period of 16 years. In June 2008, the Company revised the valuation of certain long-term liabilities, VOBA, and VODA based on new information received. As a result, the fair value of acquired insurance liabilities and VOBA were reduced by $5 million and $12 million, respectively, offset by an increase in VODA of $7 million. The revised VOBA and VODA have a weighted average amortization period of 11 years.

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

On July 1, 2005, the Company completed the acquisition of Travelers for $12.1 billion. The acquisition was accounted for using the purchase method of accounting. The net fair value of assets acquired and liabilities assumed totaled $7.8 billion, resulting in goodwill of $4.3 billion. The initial consideration paid by the Company in 2005 for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. The Company revised the purchase price as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement which resulted in a payment of additional consideration of $115 million by the Company to Citigroup in 2006.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial and Economic Environment.  Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 has continued and substantially increased; since mid- September 2008, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, as well as the financial services industry, in particular. There is consensus in the economic community that the U.S. economy is in a recession.

Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions and to prevent or contain the spread of the financial crisis. How and to whom the U.S. Treasury distributes amounts available under the governmental programs could have the effect of supporting some aspects of the financial services industry more than others or provide advantages to some of our competitors. Governments in many of the foreign markets in which MetLife operates have also responded to address market imbalances and have taken meaningful steps intended to restore market confidence. We cannot predict whether the U.S. or foreign governments will establish additional governmental programs or the impact any additional measures or existing programs will have on the financial markets, whether on the levels of volatility currently being experienced, the levels of lending by financial institutions the prices buyers are willing to pay for financial assets or otherwise. See “Business — Regulation — Governmental Responses to Extraordinary Market Conditions.”

The economic crisis and the resulting recession have had and will continue to have an adverse effect on the financial results of companies in the financial services industry, including the Company. The declining financial markets and economic conditions have negatively impacted our investment income and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee riders. See “— Results of Operations” and “— Liquidity and Capital Resources — Extraordinary Market Conditions.

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

Competitive Pressures.  The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the turbulence in financial markets that began in the latter half of 2008, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have highlighted financial strength as the most significant differentiator from the perspective of customers and certain distributors. In addition, the financial market turbulence and the economic recession have led many companies in our industry to re-examine the pricing and features of the products they offer and may lead to consolidation in the life insurance industry.

Regulatory Changes.  The life insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. We expect the regulation of the financial services industry to receive renewed scrutiny as a result of the disruptions in the financial markets in 2008. It is possible that significant regulatory reforms could be implemented. We cannot predict whether any such reforms will be adopted, the form they will take or their effect upon us. We also cannot predict how the various government responses to the current financial and economic difficulties will affect the financial services and insurance industries or the standing of particular companies, including our Company, within those industries.

Pension Plans.  On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (“PPA”) into law. The PPA is a comprehensive reform of defined benefit and defined contribution plan rules. The provisions of the PPA may, over time, have a significant impact on demand for pension, retirement savings, and lifestyle protection products in both the institutional and retail markets. While the impact of the PPA is generally expected to be positive over time, these changes may have adverse short-term effects on the Company’s business as plan sponsors may react to these changes in a variety of ways as the new rules and related regulations begin to take effect. In response to the current financial and economic environment, President Bush signed into the law the Worker, Retiree and Employer Recovery Act (the “Employer Recovery Act”) in December 2008. This Act is intended to, among other things, ease the transition of certain funding requirements of the PPA for defined benefit plans. The financial and economic environment and the enactment of the Employer Recovery Act may delay the timing or change the nature of qualified plan sponsor actions and, in turn, affect the Company’s business.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	the estimated fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred tax assets;

(xi)	accounting for reinsurance transactions;

(xii)	accounting for employee benefit plans; and

(xiii)	the liability for litigation and regulatory matters.

The application of purchase accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, these footnotes to the consolidated financial statements include disclosures of estimated fair values. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Under SFAS 157, fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

The measurement and disclosures under SFAS 157 in the accompanying financial statements and footnotes exclude certain items such as nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, reporting units measured at estimated fair value in the first step of a goodwill impairment test and indefinite-lived intangible assets measured at estimated fair value for impairment assessment. The effective date for these items was deferred to January 1, 2009.

Prior to adoption of SFAS 157, estimated fair value was determined based solely upon the perspective of the reporting entity. Therefore, methodologies used to determine the estimated fair value of certain financial instruments prior to January 1, 2008, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as defined in SFAS 157.

Estimated Fair Values of Investments

The Company’s investments in fixed maturity and equity securities, investments in trading securities, certain short-term investments, most mortgage loans held-for-sale, and mortgage servicing rights (“MSRs”) are reported at their estimated fair value. In determining the estimated fair value of these investments, various methodologies, assumptions and inputs are utilized, as described further below.

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

The estimated fair value of residential mortgage loans held-for-sale are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. Generally, quoted market prices are not available. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgages have also been designated as held-for-sale which are recorded at the lower of amortized cost or estimated fair value less expected disposition costs determined on an individual loan basis. For these loans, estimated fair value is determined using independent broker quotations or, when the loan is in foreclosure or otherwise determined to be collateral dependent, the estimated fair value of the underlying collateral estimated using internal models.

Mortgage servicing rights (“MSRs”) are measured at estimated fair value and are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various assumptions as to discount rates, loan-prepayments, and servicing costs. The use of different valuation assumptions and inputs as well as assumptions relating to the collection of expected cash flows may have a material effect on MSRs estimated fair values.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the estimated fair value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost;

(vii)	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

(viii)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

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

Recognition of Income on Certain Investment Entities

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities, certain structured investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

Application of the Consolidation Rules to Certain Investments

Additionally, the Company has invested in certain structured transactions that are VIEs under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(r)”). These structured transactions include reinsurance trusts, asset-backed securitizations, trust preferred securities, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The accounting rules under FIN 46(r) for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. FIN 46(r) defines the primary beneficiary as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

When determining the primary beneficiary for structured investment products such as asset-backed securitizations and collateralized debt obligations, the Company uses historical default probabilities based on the credit rating of each issuer and other inputs including maturity dates, industry classifications and geographic location. Using computational algorithms, the analysis simulates default scenarios resulting in a range of expected losses and the probability associated with each occurrence. For other investment structures such as trust preferred securities, joint ventures, limited partnerships and limited liability companies, the Company gains an understanding of the design of the VIE and generally uses a qualitative approach to determine if it is the primary beneficiary. This approach includes an analysis of all contractual rights and obligations held by all parties including profit and loss allocations, repayment or residual value guarantees, put and call options and other derivative instruments. If the primary beneficiary of a VIE can not be identified using this qualitative approach, the Company calculates the expected losses and expected residual returns of the VIE using a probability-weighted cash flow model. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

The Company enters into freestanding derivative transactions including swaps, forwards, futures and option contracts. The Company uses derivatives primarily to manage various risks. The risks being managed are variability in cash flows or changes in estimated fair values related to financial instruments and currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market.

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and financial forwards to sell residential mortgage-backed securities or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves, and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies, and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility, or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity as well as the use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income. Also, fluctuations in the estimated fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on a net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate credit risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make an additional credit risk adjustments is performed by the Company each reporting period.

The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Embedded Derivatives

Embedded derivatives principally include certain variable annuity riders and certain guaranteed investment contracts with equity or bond indexed crediting rates. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value adjusted through net income.

The Company issues certain variable annuity products with guaranteed minimum benefit riders. These include guaranteed minimum withdrawal benefit (“GMWB”) riders, guaranteed minimum accumulation benefit (“GMAB”) riders, and certain guaranteed minimum income benefit (“GMIB”) riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses).

The estimated fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Beginning in 2008, the valuation of these embedded derivatives now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the riders that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB and GMAB riders described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the riders directly written by the Company.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain guaranteed investment contracts is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in estimated the fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

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

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. For participating contracts (dividend paying traditional contracts within the closed block) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency, and other factor changes and policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Total DAC and VOBA amortization during a particular period may increase or decrease depending upon the relative size of the amortization change resulting from the adjustment to DAC and VOBA for the update of actual gross margins and the re-estimation of expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Total DAC and VOBA amortization during a particular period may increase or decrease depending upon the relative size of the amortization change resulting from the adjustment to DAC and VOBA for the update of actual gross profits and the re-estimation of expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of approximately $110 million with an offset to the Company’s unearned revenue liability of approximately $20 million for this factor. During 2008, the Company did not change its long-term expectation of equity market appreciation.

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

Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on contracts included within the Individual segment. During 2008, the amount of net investment gains (losses) as well as the level of separate account balances also resulted in significant changes to expected future gross margins and profits impacting amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Note 5 of the Notes to the Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for each of the years ended December 31, 2008, 2007 and 2006 as well as a breakdown of DAC and VOBA by segment and reporting unit at December 31, 2008 and 2007. At December 31, 2008 and 2007, DAC and VOBA for the Company was $20.1 billion and $17.8 billion, respectively. A substantial portion, approximately

80%, of the Company’s DAC and VOBA is associated with the Individual segment which had DAC and VOBA of $16.5 billion and $14.0 billion, respectively, at December 31, 2008 and 2007. Amortization of DAC and VOBA associated with the variable & universal life and the annuities reporting units within the Individual segment are significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions as well as updating estimated gross margins or profits with actual gross margins or profits during the years ended December 31, 2008, 2007 and 2006. Increases (decreases) in DAC and VOBA balances, as presented below, result in a corresponding decrease (increase) in amortization.

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Investment return	$70	$(34)	$(50)
Separate account balances	(708)	8	9
Net investment gain (loss) related	(521)	126	233
Expense	61	(53)	45
In-force/Persistency	(159)	1	(34)
Policyholder dividends and other	(30)	(39)	(7)

Total	$(1,287)	$9	$196

Prior to 2008, fluctuations in the amounts presented in the table above arose principally from normal assumption reviews during the period. During 2008, there was a significant increase in DAC and VOBA amortization attributable to the following:

•	The decrease in equity markets during the year significantly lowered separate account balances resulting in a significant reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $708 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

–	Actual gross profits decreased as a result of an increase in liabilities associated with guarantee obligations on variable annuities resulting in a reduction of DAC and VOBA amortization of $1,047 million. This decrease in actual gross profits was mitigated by freestanding derivative gains associated with the hedging of such guarantee obligations which resulted in an increase in actual gross profits and an increase in DAC and VOBA amortization of $625 million.

–	A change in valuation of guarantee liabilities, resulting from the adoption of SFAS 157 during 2008, also impacted the computation of actual gross profits and the related amortization of DAC and VOBA. The addition of risk margins increased the guarantee liability valuations, decreased actual gross profits and decreased amortization by $100 million. Offsetting this was the addition of own credit to the valuation of guarantee liabilities. Own credit decreased guarantee liability valuations, increased actual gross profits and increased amortization by $739 million. The inclusion of the Company’s own credit in the valuation of these guarantee liabilities’ increases the volatility of these valuations, the related DAC and VOBA amortization, and the net income of the Company.

–	As more extensively described in Note 9 of the Notes to the Consolidated Financial Statements, reductions in both actual and expected cumulative earnings of the closed block resulting from recent experience in the closed block combined with changes in expected dividend scales resulted in an increase in closed block DAC amortization of $195 million, $175 million of which is related to net investment gains (losses).

–	The remainder of the impact of net investment gains (losses) on DAC amortization of $129 million was attributable to numerous immaterial items.

•	Increases in amortization in 2008 resulting from changes in assumptions related to in-force/persistency of $159 million were driven by higher than anticipated mortality and lower than anticipated premium persistency during the current year.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The significant increase in unrealized investment losses at December 31, 2008 resulted in an increase in DAC and VOBA of $3.4 billion. Notes 3 and 5 of the Notes to the Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, a significant portion of goodwill within Corporate & Other is allocated to reporting units within the Company’s business segments.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

In performing its goodwill impairment tests, when management believes meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, the Company uses a discounted cash flow model. For reporting units which are particularly sensitive to market assumptions, such as the annuities and variable & universal life reporting units within the Individual segment, the Company may corroborate its estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining fair value include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

When testing goodwill for impairment, management also considers the Company’s market capitalization in relation to its book value. Management believes that the overall decrease in the Company’s current market capitalization is not representative of a long-term decrease in the value of the underlying reporting units.

Management applies significant judgment when determining the estimated fair value of the Company’s reporting units and when assessing the relationship of market capitalization to the estimated fair value of its reporting units and their book value. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill” for further consideration of goodwill impairment testing during 2008.

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

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination consider the performance of the business including the ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

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

Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by third parties. Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed previously. Additionally, for each of its reinsurance agreements, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting.

Employee Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer pension and other postretirement benefit plans covering employees who meet specified eligibility requirements. The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its external consulting actuarial firm, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data, and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues
Premiums	$25,914	$22,970	$22,052
Universal life and investment-type product policy fees	5,381	5,238	4,711
Net investment income	16,296	18,063	16,247
Other revenues	1,586	1,465	1,301
Net investment gains (losses)	1,812	(578)	(1,382)

Total revenues	50,989	47,158	42,929

Expenses
Policyholder benefits and claims	27,437	23,783	22,869
Interest credited to policyholder account balances	4,787	5,461	4,899
Policyholder dividends	1,751	1,723	1,698
Other expenses	11,924	10,429	9,537

Total expenses	45,899	41,396	39,003

Income from continuing operations before provision for income tax	5,090	5,762	3,926
Provision for income tax	1,580	1,660	1,016

Income from continuing operations	3,510	4,102	2,910
Income (loss) from discontinued operations, net of income tax	(301)	215	3,383

Net income	3,209	4,317	6,293
Preferred stock dividends	125	137	134

Net income available to common shareholders	$3,084	$4,180	$6,159

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — The Company

Income from continuing operations decreased by $592 million, or 14%, to $3,510 million for the year ended December 31, 2008 from $4,102 million for the comparable 2007 period.

The following table provides the change from the prior year in income from continuing operations by segment:

Change
(In millions)

Institutional	$423
Individual	(711)
International	(64)
Auto & Home	(161)
Corporate & Other	(79)

Total change, net of income tax	$(592)

The Institutional segment’s income from continuing operations increased primarily due to a decrease in net investment losses and a decrease in policyholder benefits due to investment losses shared by policyholders. There was also a decrease in other expenses due in part to lower expenses related to DAC amortization which is primarily due to the impact of the implementation of SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”) in the prior year and amortization refinements in the current year. These increases were offset by lower underwriting results in retirement & savings, non-medical health & other, and group life businesses. There was also a decrease in interest margins within the retirement & savings and non-medical health & other businesses, partially offset by an increase in the group life business.

The Individual segment’s income from continuing operations decreased due to higher DAC amortization partially offset by a decrease in net investment losses due to an increase in gains on freestanding derivatives partially offset by losses primarily relating to embedded derivatives and fixed maturity securities including those resulting from intersegment transfers of securities. The embedded derivative losses are net of gains relating to the effect of the widening of the Company’s own credit spread. Income from continuing operations also decreased due to decreases in interest margins, unfavorable underwriting results in life products, an increase in interest credited to policyholder account balances, higher annuity benefits, lower universal life and investment-type product policy fees combined with other revenues, and an increase in policyholder dividends. These decreases were partially offset by a decrease in other expenses as well as an increase in net investment income on blocks of business not driven by interest margins.

The International segment’s decrease in income from continuing operations was primarily due to a decrease in income from continuing operations relating to Argentina and Japan. The decrease in Argentina’s income from continuing operations was due to the negative impact the 2007 pension reform had on current year income from continuing operations. The decrease was partially offset by the net impact resulting from the Argentine nationalization of the private pension system as well as refinements to certain contingent and insurance liabilities associated with a Supreme Court ruling. The Company’s earnings from its investment in Japan decreased due to an increase in losses on embedded derivatives associated with variable annuity riders, an increase in DAC amortization related to market performance and the impact of a refinement in assumptions for the guaranteed annuity business partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities. The Company’s results were also impacted by a decrease in earnings from assumed reinsurance, offset by an increase in income from hedging activities associated with Japan’s guaranteed annuity benefits. These decreases were offset by an increase in net investment gains which was due to an increase from gains on derivatives primarily in Japan partially offset by losses primarily on fixed maturity investments. There was also an increase in income from continuing operations relating to Hong Kong associated with the remaining 50% interest in MetLife Fubon acquired in the in the second quarter of 2007.

The Auto & Home segment’s decrease in income from continuing operations was primarily attributable to an increase in net investment losses and an increase in policyholder benefits and claims. The increase in net investment losses was due to an increase in losses on fixed maturity and equity securities. The increase in policyholder benefits and claims was comprised primarily of an increase in catastrophe losses offset by a decrease in non-catastrophe policyholder benefits and claims. Offsetting these decreases was an increase in premiums.

Income from continuing operations for Corporate & Other decreased due to lower net investment income as well as higher corporate expenses, interest expense, legal costs and interest credited to policyholder account balances. These decreases were offset by an increase in net investment gains, higher other revenues, lower interest on uncertain tax positions, and lower interest credited to bankholder deposits. The increase in net investment gains was primarily due to an elimination of losses which were recognized by other segments, partially offset by losses on fixed maturity securities and derivatives.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $3,208 million, or 11%, to $32,881 million for the year ended December 31, 2008 from $29,673 million for the comparable 2007 period.

The following table provides the change from the prior year in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$2,705	84%
Individual	(70)	(2)
International	468	15
Auto & Home	—	—
Corporate & Other	105	3

Total change	$3,208	100%

The Institutional segment’s increase in premiums, fees and other revenues was primarily due to increases in the retirement & savings, non-medical health & other and group life businesses. The increase in the retirement & savings business was primarily due to increases in premiums in the group institutional annuity, structured settlement and global GIC businesses. The increase in both group institutional annuity and the structured settlement businesses were primarily due to higher sales. The increase in the group institutional annuity business was primarily due to large domestic sales and the first significant sales in the United Kingdom business in the current year. The growth in the non-medical health & other business was largely due to increases in the dental, disability, accidental death & dismemberment (“AD&D”), and individual disability insurance (“IDI”) businesses. The increase in the dental business was primarily due to organic growth in the business and the impact of an acquisition that closed in the first quarter of 2008. The increase in group life business was primarily due to an increase in term life, which was largely attributable to business growth, partially offset by a decrease in assumed reinsurance.

The Individual segment’s decrease in premiums, fees and other revenues was primarily attributable to decreases in universal life and investment-type product policy fees and other revenues. These decreases were due to lower average separate account balances due to unfavorable equity market performance during the current year, as well as revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by universal life business growth over the prior year.

The International segment’s increase in premiums, fees and other revenues was primarily due to business growth in the Latin America region, as well as the impact of an acquisition in the Asia Pacific region, and the impact of foreign currency exchange rates. Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales, as well as higher institutional premiums from its traditional and bank distribution channels. Mexico’s premiums, fees and other revenues increased primarily due to growth in its individual and institutional businesses, as well as the reinstatement of premiums from prior periods. Hong Kong’s increase was due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007. The United Kingdom’s premiums, fees and other revenues increased primarily due to growth in the reinsurance business as well as the prior year impact of an unearned premium calculation refinement. South Korea’s premiums, fees and other revenues increased due to growth in its guaranteed annuity and variable universal life businesses, as well as in its traditional business. Australia’s premiums, fees and other revenues increased primarily due to growth in the institutional business and an increase in retention levels. These increases in premiums, fees and other revenues were partially offset by a decrease in Argentina primarily due to a decrease in premiums in the pension business, for which pension reform eliminated the obligation of plan administrators to provide death and disability coverage effective January 1, 2008.

The Auto & Home segment reflected no change when compared to the prior year although a slight increase in premiums was offset by lower other revenues.

The increase in Corporate & Other premiums, fees and other revenues was primarily related to MetLife Bank loan origination and servicing fees from acquisitions in 2008 and an adjustment of surrender values on corporate-owned life insurance (“COLI”) policies in the prior year, partially offset by lower revenue from a prior year resolution of an indemnification claim associated with the 2000 acquisition of GALIC.

Net Investment Income

Net investment income decreased by $1,767 million, or 10%, to $16,296 million for the year ended December 31, 2008 from $18,063 million for the comparable 2007 period. Management attributes $3,141 million of this change to a decrease in yields, partially offset by an increase of $1,374 million due to growth in average invested assets. Average invested assets are calculated on cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, short-term investments, fixed maturity securities, and mortgage loans, partially offset by improved securities lending results. Management anticipates that the significant volatility in the equity, real estate and credit markets will continue in 2009 which could continue to impact net investment income and yields on other limited partnership interests and real estate joint ventures. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on an amortized cost basis, primarily within short-term investments, mortgage loans, other limited partnership interests, and real estate joint ventures.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances decreased in the Individual segment for the year ended December 31, 2008 as compared to the prior year. The decrease in interest margin within the Individual segment was primarily attributable to a decline in net investment income due to lower returns on other limited partnership interests, real estate joint ventures, other invested assets including derivatives, and short term investments, all of which were partially offset by higher securities lending results. Interest margins decreased in the retirement & savings and non-medical health & other businesses, but increased within the group life business, all within the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $2,390 million to a gain of $1,812 million for the year ended December 31, 2008 from a loss of $578 million for the comparable 2007 period. The decrease in net investment losses is due to an increase in gains on derivatives partially offset by losses primarily on fixed maturity and equity securities. Derivative gains were driven by gains on freestanding derivatives that were partially offset by losses on embedded derivatives primarily associated with variable annuity riders. Gains on freestanding derivatives increased by $6,499 million and were primarily driven by: i) gains on certain interest rate swaps, floors, and swaptions which were economic hedges of certain investment assets and liabilities, ii) gains from foreign currency derivatives primarily due to the U.S. dollar strengthening as well as, iii) gains primarily from equity options, financial futures and interest rate swaps hedging the embedded derivatives. The gains on these equity options, financial futures, and interest rate swaps substantially offset the change in the underlying embedded derivative liability that is hedged by these derivatives. Losses on the embedded derivatives increased by $2,329 million and were driven by declining interest rates and poor equity market performance throughout the year. These embedded derivative losses include a $2,994 million gain resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivatives under SFAS 157 which became effective January 1, 2008. The remaining change in net investment losses of $1,780 million is principally attributable to an increase in losses on fixed maturity and equity securities, and, to a lesser degree, an increase in losses on mortgage and consumer loans and other limited partnership interests offset by an increase in foreign currency transaction gains. The increase in losses on fixed maturity and equity securities is primarily attributable to an increase in impairments associated with financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and federal government assisted capital infusion transactions in the third and fourth quarters of 2008. Losses on fixed maturity and equity securities were also driven by an increase in credit related impairments on communication and consumer sector security holdings, losses on asset-backed securities as well as an increase in losses on fixed maturity security holdings where the Company either lacked the intent to hold, or due to extensive credit widening, the Company was uncertain of its intent to hold these fixed maturity securities for a period of time sufficient to allow recovery of the market value decline.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from year to year. Underwriting results, including catastrophes, in the Auto & Home segment were unfavorable for the year ended December 31, 2008, as the combined ratio, including catastrophes, increased to 91.2% from 88.4% for the year ended December 31, 2007. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2008, as the combined ratio, excluding catastrophes, decreased to 83.1% from 86.3% for the year ended December 31, 2007. Underwriting results were less favorable in the non-medical health & other, retirement & savings and group life businesses in the Institutional segment. Underwriting results were unfavorable in the life products in the Individual segment.

Other Expenses

Other expenses increased by $1,495 million, or 14%, to $11,924 million for the year ended December 31, 2008 from $10,429 million for the comparable 2007 period.

The following table provides the change from the prior year in other expenses by segment:

$ Change
(In millions)

Institutional	$(31)
Individual	1,140
International	(78)
Auto & Home	(25)
Corporate & Other	489

Total change	$1,495

The Institutional segment’s decrease in other expenses was principally due to a decrease in DAC amortization primarily due to a charge associated with the impact of DAC and VOBA amortization from the implementation of SOP 05-1 in the prior year and a decrease mainly due to the impact of amortization refinements in the current year. This decrease was offset by increases in non-deferrable volume-related expenses and corporate support expenses. Also offsetting this decrease was the impact of revisions to certain pension and postretirement liabilities in the current year.

The Individual segment’s increase in other expenses included higher DAC amortization primarily related to lower expected future gross profits due to separate account balance decreases resulting from recent market declines, higher net investment gains primarily due to net derivative gains and the reduction in expected cumulative earnings of the closed block partially offset by a reduction in actual earnings of the closed block and changes in assumptions used to estimate future gross profits and margins. There was an additional increase due to the impact of revisions to certain pension and postretirement liabilities in the current year. The increases in other expenses were offset by a decrease in nondeferrable volume-related expenses and by the write-off of a receivable from a joint-venture partner in the prior year.

The International segment’s decrease in other expenses was driven mainly by Argentina’s prior year pension liability and the favorable impact of foreign currency exchange rates. The decrease in Argentina’s other expenses was primarily due to the establishment in the prior year of a liability for pension servicing obligations due to pension reform, the elimination of the liability for pension servicing obligations and the elimination of DAC for the pension business in the current year as a result of the nationalization of the pension system, as well as the elimination of contingent liabilities for certain cases due to recent court decisions related to the pesification of insurance contracts by the government in 2002. This decrease was offset primarily by an increase in other expenses in South Korea, the United Kingdom, and other countries. South Korea’s other expenses increased primarily due to an increase in DAC amortization related to market performance, as well as higher spending on advertising and marketing, offset by a refinement in DAC capitalization. The United Kingdom’s other expenses increased due to business growth as well as lower DAC amortization in the prior year resulting from calculation refinements partially offset by foreign currency transaction gains. Other expenses increased in India, Chile and Mexico primarily due to growth initiatives. Contributions from the other countries accounted for the remainder of the change in other expenses.

The Auto & Home segment’s decrease in other expenses was principally as a result of lower commissions, decrease in surveys and underwriting reports and other sales-related expenses, partially offset by an unfavorable change in DAC capitalization, net of amortization.

The increase in other expenses in Corporate & Other was primarily due to higher MetLife Bank costs, higher post-employment related costs in the current period associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative, higher corporate support expenses including incentive compensation, rent, advertising and information technology costs. Corporate expenses also increased from lease impairments for Company use space that is currently vacant and higher costs from MetLife Foundation contributions, partially offset by a reduction in deferred compensation expenses. Interest expense was higher due to issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements in May 2007 and December 2007, partially offset by rate reductions on variable rate collateral financing arrangements in 2008, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. Higher legal costs were principally driven by costs associated with the commutation of three asbestos-related excess insurance policies and decreases in prior year legal liabilities partially offset by current year decreases resulting from the resolution of certain matters. These increases were partially offset by a reduction in decreases in interest credited on bankholder deposits and interest on uncertain tax positions.

Net Income

Income tax expense for the year ended December 31, 2008 was $1,580 million, or 31% of income from continuing operations before provision for income tax, versus $1,660 million, or 29% of such income, for the comparable 2007 period. The 2008 and 2007 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the decrease in the effective tax rate is primarily attributable to changes in the ratio of permanent differences to income before income taxes.

Income (loss) from discontinued operations, net of income tax, decreased by $516 million to a loss of $301 million for the year ended December 31, 2008 from income of $215 million for the comparable 2007 period. The decrease was primarily the result of the split-off of substantially all of the Company’s interest in RGA in September 2008 whereby stockholders of the Company were offered the ability to exchange their MetLife shares for shares of RGA Class B common stock. This resulted in a loss on disposal of discontinued operations of $458 million, net of income tax. Income from discontinued operations related to RGA’s operations also decreased by $54 million, net of income tax, for the year ended December 31, 2008. During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, which resulted in a gain on disposal of discontinued operations of $37 million, net of income tax. Income from discontinued operations related to Cova also decreased by $14 million, net of income tax, for the year ended December 31, 2008. As compared to the prior year, there was a reduction in income from discontinued operations of $15 million related to the sale of SSRM and of $5 million related to the sale of MetLife Australia’s annuities and pension businesses to a third party. There was also a decrease in income from discontinued real estate operations of $7 million.

Year Ended December 31, 2007 compared with the Year Ended December 31, 2006 — The Company

Income from Continuing Operations

Income from continuing operations increased by $1,192 million, or 41%, to $4,102 million for the year ended December 31, 2007 from $2,910 million for the comparable 2006 period.

The following table provides the 2007 change in income from continuing operations by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$317	26%
Individual	99	8
International	472	40
Auto & Home	20	2
Corporate & Other	284	24

Total change, net of income tax	$1,192	100%

The Institutional segment’s income from continuing operations increased primarily due to an increase in interest margins, an increase in underwriting results, lower net investment losses and the impact of revisions to certain expenses in both periods, partially offset by higher expenses due to an increase in non-deferrable volume-related and corporate support expenses and an increase in DAC amortization resulting from the implementation of SOP 05-1 in 2007.

The Individual segment’s income from continuing operations increased primarily due to a decrease in net investment losses, higher fee income from separate account products, higher net investment income on blocks of business not driven by interest margins and an increase in interest margins, partially offset by higher DAC amortization, unfavorable underwriting results in life products, higher general expenses, the impact of revisions to certain liabilities in both years, the write-off of a receivable in 2007, an increase in the closed block-related policyholder dividend obligation, higher annuity benefits, increase in policyholder dividends, and an increase in interest credited to policyholder account balances.

The increase in the International segment’s income from continuing operations was primarily attributable to the following factors:

•	An increase in Argentina’s income from continuing operations primarily due to a net reduction of liabilities resulting from pension reform, a reduction in claim liabilities resulting from experience reviews in both 2007 and 2006 years, higher premiums resulting from higher pension contributions attributable to higher participant salaries, higher net investment income resulting from capital contributions in 2006, and a smaller increase in market indexed policyholder liabilities without a corresponding decrease in net investment income, partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation, an increase in retention incentives related to pension reform, as well as lower trading portfolio income. Argentina also benefited, in both the current and prior years, from the utilization of tax loss carryforwards against which valuation allowances had been previously established.

•	Mexico’s income from continuing operations increased primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on invested assets supporting those liabilities relative to 2006, the favorable impact of experience refunds during the first quarter of 2007, a reduction in claim liabilities resulting from experience reviews and the adverse impact in 2006 of an adjustment for experience refunds in its institutional business, a year over year decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both 2006 and 2007, a decrease in liabilities based on a review of outstanding remittances, and growth in its institutional and universal life businesses. These increases in Mexico’s income from continuing operations were partially offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits, the favorable impact in 2006 associated with a large group policy that was not renewed by the policyholder, a decrease in various one-time revenue items, lower investment yields, the favorable impact in 2006 of liabilities related to employment matters that were reduced, and the benefit 2006 from the elimination of liabilities for pending claims that were determined to be invalid following a review.

•	Taiwan’s income from continuing operations increased primarily driven by an increase due to higher DAC amortization in 2006 resulting from a loss recognition adjustment and restructuring costs, partially offset by the favorable impact of liability refinements in 2006, as well as higher policyholder liabilities related to loss recognition in 2006.

•	Brazil’s income from continuing operations increased due to the unfavorable impact of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business and an increase in litigation liabilities in 2006, the unfavorable impact of the reversal of a tax credit in 2006 as well as growth of the in-force business.

•	Japan’s income from continuing operations increased due to improved hedge results and business growth, partially offset by the impact of foreign currency transaction losses.

•	Ireland’s income from continuing operations increased primarily due to the utilization of net operating losses for which a valuation allowance had been previously established, higher investment income, partially offset by higher start-up expenses and currency transaction losses.

•	Hong Kong’s income from continuing operations increased due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation, as well as business growth.

•	Chile’s income from continuing operations increased primarily due to growth of the in-force business, higher joint venture income and higher returns on inflation indexed securities, partially offset by higher compensation, infrastructure and marketing expenses.

•	Income from continuing operations increased in the United Kingdom due to a reduction of claim liabilities resulting from an experience review, offset by an unearned premium calculation refinement.

•	Australia’s income from continuing operations increased due to changes in foreign currency exchange rates and business growth.

•	These increases in income from continuing operations were partially offset by a decrease in the home office due to higher economic capital charges and investment expenses, an increase in contingent tax expenses in 2007, as well as higher spending due to growth and initiatives, partially offset by the elimination of certain intercompany expenses previously charged to the International segment, and a tax benefit associated with a 2006 income tax expense related to a revision of an estimate.

•	India’s income from continuing operations decreased primarily due to headcount increases and growth initiatives, as well as the impact of valuation allowances established against losses in both years.

•	South Korea’s income from continuing operations decreased due to a favorable impact in 2006 associated with the implementation of a more refined reserve valuation system, as well as additional expenses in 2007 associated with growth and infrastructure initiatives, partially offset by continued growth and lower DAC amortization, both in the variable universal life business.

The Auto & Home segment’s income from continuing operations increased primarily due to an increase in premiums and other revenues, an increase in net investment income, an increase in net investment gains and a decrease in other expenses. These were partially offset by losses related to higher claim frequencies, higher earned exposures, higher losses due to severity, an increase in unallocated claims adjusting expenses and an increase from a reduction in favorable development of 2006 losses, partially offset by a decrease in catastrophe losses, which included favorable development of 2006 catastrophe liabilities, all of which are related to policyholder benefits and claims.

Corporate & Other’s income from continuing operations increased primarily due to higher net investment income, lower net investment losses, lower corporate expenses, higher other revenues, integration costs incurred in

2006, and lower legal costs, partially offset by a decrease in tax benefits, higher interest expense on debt, higher interest on uncertain tax positions, and higher interest credited to bankholder deposits.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $1,609 million, or 6%, to $29,673 million for the year ended December 31, 2007 from $28,064 million for the comparable 2006 period.

The following table provides the 2007 change in premiums, fees and other revenues by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$594	36%
Individual	365	23
International	560	35
Auto & Home	63	4
Corporate & Other	27	2

Total change	$1,609	100%

The growth in the Institutional segment was primarily due to increases in the non-medical health & other and group life businesses. The non-medical health & other business increased primarily due to growth in the dental, disability, AD&D and IDI businesses. Partially offsetting these increases is a decrease in the long-term care (“LTC”) business, net of a decrease resulting from a shift to deposit liability-type contracts in 2007, partially offset by growth in the business. The group life business increased primarily due to business growth in term life and increases in COLI and life insurance sold to postretirement benefit plans. These increases in the non-medical health & other and group life businesses were partially offset by a decrease in the retirement & savings business. The decrease in retirement & savings was primarily due to a decrease in structured settlement and pension closeout premiums, partially offset by an increase across several products.

The growth in the Individual segment was primarily due to higher fee income from variable life and annuity and investment-type products and growth in premiums from other life products, partially offset by a decrease in immediate annuity premiums and a decline in premiums associated with the Company’s closed block business, in line with expectations.

The growth in the International segment was primarily due to the following factors:

•	An increase in Mexico’s premiums, fees and other revenues due to higher fees and growth in its institutional and universal life businesses, a decrease in experience refunds during the first quarter of 2007 on Mexico’s institutional business, as well as the adverse impact in 2006 of an adjustment for experience refunds on Mexico’s institutional business, offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits and various one-time revenue items which benefited both the current and prior years.

•	Premiums, fees and other revenues increased in Hong Kong primarily due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation as well as business growth.

•	Chile’s premiums, fees and other revenues increased primarily due to higher annuity sales, higher institutional premiums from its traditional and bank distribution channels, and the decrease in 2006 resulting from management’s decision not to match aggressive pricing in the marketplace.

•	South Korea’s premiums, fees and other revenues increased primarily due to higher fees from growth in its guaranteed annuity and variable universal life businesses.

•	Brazil’s premiums, fees and other revenues increased due to changes in foreign currency exchange rates and business growth.

•	Premiums, fees and other revenues increased in Japan due to an increase in reinsurance assumed.

•	Australia’s premiums, fees and other revenues increased primarily due to growth in the institutional and reinsurance business in-force, an increase in retention levels and changes in foreign currency exchange rates.

•	Argentina’s premiums, fees and other revenues increased due to higher pension contributions resulting from higher participant salaries and a higher salary threshold subject to fees and growth in bancassurance, offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation.

•	Taiwan’s and India’s premiums, fees and other revenues increased primarily due to business growth.

These increases in premiums, fees and other revenues were partially offset by a decrease in the United Kingdom due to an unearned premium calculation refinement, partially offset by changes in foreign currency exchange rates.

The growth in the Auto & Home segment was primarily due to an increase in premiums related to increased exposures, an increase from various voluntary and involuntary programs, and an increase resulting from the change in estimate on auto rate refunds due to a regulatory examination, as well as an increase in other revenues primarily due to slower than anticipated claim payments in 2006. These increases were partially offset by a reduction in average earned premium per policy, and an increase in catastrophe reinsurance costs.

The increase in Corporate & Other was primarily related to the resolution of an indemnification claim associated with the 2000 acquisition of GALIC, partially offset by an adjustment of surrender values on COLI policies.

Net Investment Income

Net investment income increased by $1,816 million, or 11%, to $18,063 million for the year ended December 31, 2007 from $16,247 million for the comparable 2006 period. Management attributes $1,078 million of this increase to growth in the average asset base and $738 million to an increase in yields. The increase in net investment income from growth in the average asset base was primarily within fixed maturity securities, mortgage loans, real estate joint ventures and other limited partnership interests. The increase in net investment income attributable to higher yields was primarily due to higher returns on fixed maturity securities, other limited partnership interests excluding hedge funds, equity securities and improved securities lending results, partially offset by lower returns on real estate joint ventures, cash, cash equivalents and short-term investments, hedge funds and mortgage loans.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances increased in the Institutional and Individual segments for the year ended December 31, 2007 as compared to 2006. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the 2007 impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses decreased by $804 million to a loss of $578 million for the year ended December 31, 2007 from a loss of $1,382 million for the comparable 2006 period. The decrease in net investment losses was primarily due to a reduction of losses on fixed maturity securities resulting principally from the 2006 portfolio repositioning in a rising interest rate environment, increased gains from asset-based foreign currency transactions due to a decline in the U.S. dollar year over year against several major currencies and increased gains on equity securities, partially offset by increased losses from the mark-to-market on derivatives and reduced gains on real estate and real estate joint ventures.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from year to year. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2007. Although lower than comparable period of 2006, as the combined ratio, excluding catastrophes, increased to 86.3% from 82.8% for the year ended December 31, 2006. Underwriting results were favorable in the non-medical health & other, group life and retirement & savings businesses in the Institutional segment. Underwriting results were unfavorable in the life products in the Individual segment.

Other Expenses

Other expenses increased by $892 million, or 9%, to $10,429 million for the year ended December 31, 2007 from $9,537 million for the comparable 2006 period.

The following table provides the 2007 change in other expenses by segment:

		% of Total
	$ Change	$ Change
	(In millions)

Institutional	$126	14%
Individual	518	58
International	218	25
Auto & Home	(17)	(2)
Corporate & Other	47	5

Total change	$892	100%

The Institutional segment contributed to the year over year increase primarily due to an increase in non-deferrable volume-related and corporate support expenses, higher DAC amortization associated with the implementation of SOP 05-1 in 2007, a charge related to the reimbursement of dental claims in 2007, the establishment of a contingent legal liability in 2007 and the impact of certain revisions in both years. These increases were partially offset by a benefit related to a reduction of an allowance for doubtful accounts in 2007, the impact of a charge for non-deferrable LTC commissions’ expense, a charge associated with costs related to the sale of certain small market record keeping businesses and a charge associated with a regulatory settlement, all in 2006.

The Individual segment contributed to the year over year increase in other expenses primarily due to higher DAC amortization, higher expenses associated with business growth, information technology and other general expenses, the impact of revisions to certain liabilities, including pension and postretirement liabilities and policyholder liabilities in 2006, and a write-off of a receivable from one of the Company’s joint venture partners in 2007.

The International segment contributed to the year over year increase in other expenses primarily due to the business growth commensurate with the increase in revenues discussed above. It was driven by the following factors:

•	Argentina’s other expenses increased primarily due to a liability for servicing obligations that was established as a result of pension reform, an increase in commissions on bancassurance business, an increase in retention incentives related to pension reform, and the impact of management’s update of DAC assumptions as a result of pension reform and growth, partially offset by a lower increase in liabilities due to inflation and exchange rate indexing.

•	South Korea’s other expenses increased primarily due to the favorable impact in DAC amortization associated with the implementation of a more refined reserve valuation system in 2006, additional expenses associated with growth and infrastructure initiatives, as well as business growth and higher bank insurance fees, partially offset by a decrease in DAC amortization.

•	Mexico’s other expenses increased due to higher expenses related to business growth and the favorable impact in 2006 of liabilities that were reduced, offset by a decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both 2007 and 2006 and a decrease in liabilities based on a review of outstanding remittances.

•	Other expenses increased in India primarily due to headcount increases and growth initiatives, partially offset by the impact of management’s update of assumptions used to determine estimated gross profits.

•	Other expenses increased in Australia primarily due to business growth and changes in foreign currency exchange rates.

•	Other expenses increased in Chile primarily due to compensation costs, infrastructure and marketing programs, and growth partially offset by a decrease in DAC amortization related to inflation indexing.

•	Other expenses increased in Hong Kong due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Ireland’s other expenses increased due to higher start-up costs, as well as foreign currency transaction losses.

•	Brazil’s other expenses increased due to changes in foreign currency exchange rates partially offset by an increase in litigation liabilities in 2006.

•	The United Kingdom’s other expenses increased due to changes in foreign currency exchange rates and higher spending on business initiatives partially offset by lower DAC amortization resulting from calculation refinements.

•	These increases in other expenses were partially offset by a decrease in Taiwan’s other expenses primarily due to a one-time increase in DAC amortization in 2006 due to a loss recognition adjustment resulting from low interest rates related to product guarantees coupled with high persistency rates on certain blocks of business, an increase in DAC amortization in 2006 associated with the implementation of a new valuation system, as well as one-time expenses in 2006 related to the termination of the agency force, and expense reductions recognized in 2007 due to the elimination of the agency force.

These increases in other expenses were partially offset by a decrease in the Auto & Home segment primarily related to lower information technology and advertising costs, partially offset by minor changes in a variety of expense categories.

Corporate & Other contributed to the year over year increase in other expenses primarily due to higher interest expense, higher interest on uncertain tax positions and an increase in interest credited to bankholder deposits at MetLife Bank, National Association (“MetLife Bank” or “MetLife Bank, N.A.”), partially offset by lower corporate support expenses, lower costs from reductions of MetLife Foundation contributions, integration costs incurred in 2006 and lower legal costs.

Net Income

Income tax expense for the year ended December 31, 2007 was $1,660 million, or 29% of income from continuing operations before provision for income tax, compared with $1,016 million, or 26% of such income, for the comparable 2006 period. The 2007 and 2006 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. In addition, the increase in the effective rate for FIN 48 liability additions is entirely offset by an increase in non-taxable investment income. The 2007 period includes a benefit for decrease in international deferred tax valuation allowances and the 2006 period included a prior year benefit for international taxes. Lastly, the 2006 period included benefit for a “provision-to-filed return” adjustment regarding non-taxable investment income.

Income from discontinued operations, net of income tax, decreased by $3,168 million, or 94%, to $215 million for the year ended December 31, 2007 from $3,383 million for the comparable 2006 period. The decrease in income from discontinued operations was primarily due to a gain of $3 billion, net of income tax, on the sale of the Peter Cooper Village and Stuyvesant Town properties in Manhattan, New York, that was recognized during the year ended December 31, 2006. In addition, there was lower net investment income and net investment gains (losses) of $148 million, net of income tax, from discontinued operations related to real estate properties sold or held-for-sale during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Also contributing to the decrease was lower income from discontinued operations of $23 million, net of income tax, related to the sale of MetLife Australia’s annuities and pension businesses to a third party in the third quarter of 2007 and lower income from discontinued operations of $18 million, net of income tax, related to the sale of SSRM resulting from a reduction in additional proceeds from the sale received during the year ended December 31, 2007 as compared to the year December 31, 2006. This decrease was partially offset by higher income of $7 million, net of income tax, from discontinued operations related to RGA, which was reclassified to discontinued operations in the third quarter of 2008 as a result of a tax-free split off. RGA’s income was higher in 2007, primarily due to an increase in premiums, net of an increase in policyholder benefits and claims, due to additional in-force business from facultative and automatic treaties and renewal premiums on existing blocks of business combined with an increase in net investment income, net of interest credited to policyholder account balances, due to higher invested assets. These increases in RGA’s income were offset by an increase in net investment losses resulting from a decline in the estimated fair value of embedded derivatives associated with the reinsurance of annuity products on a funds withheld basis. Also offsetting the decrease was higher income of $14 million, net of income tax, from discontinued operations related to Cova, which was reclassified to discontinued operations in the fourth quarter of 2008 as a result of the Holding Company entering into an agreement to sell the wholly-owned subsidiary.

Institutional

The following table presents consolidated financial information for the Institutional segment for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues
Premiums	$14,964	$12,392	$11,867
Universal life and investment-type product policy fees	886	802	775
Net investment income	7,535	8,176	7,260
Other revenues	775	726	684
Net investment gains (losses)	168	(582)	(630)

Total revenues	24,328	21,514	19,956

Expenses
Policyholder benefits and claims	16,525	13,805	13,368
Interest credited to policyholder account balances	2,581	3,094	2,593
Policyholder dividends	—	—	—
Other expenses	2,408	2,439	2,313

Total expenses	21,514	19,338	18,274

Income from continuing operations before provision for income tax	2,814	2,176	1,682
Provision for income tax	955	740	563

Income from continuing operations	1,859	1,436	1,119
Income from discontinued operations, net of income tax	3	13	48

Net income	$1,862	$1,449	$1,167

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — Institutional

Income from Continuing Operations

Income from continuing operations increased by $423 million, or 29%, to $1,859 million for the year ended December 31, 2008 from $1,436 million for the comparable 2007 period.

Included in this increase in income from continuing operations was a decrease in net investment losses of $488 million, net of income tax. The decrease in net investment losses was primarily due to an increase in gains on derivatives partially offset by an increase in losses from fixed maturity and equity securities, including losses resulting from intersegment transfers of securities. The derivative gains increased by $1,572 million, net of income tax, and were primarily driven by interest rate swaps, swaptions, and financial futures which were economic hedges of certain investment assets and institutional liabilities. The remaining change in net investment losses of $1,084 million, net of income tax, is principally attributable to an increase in losses on fixed maturity and equity securities, and, to a lesser degree, an increase in losses on mortgage and consumer loans and other limited partnership interests offset by an increase in foreign currency transaction gains. The increase in losses on fixed maturity and equity securities is primarily attributable to losses on intersegment transfers of approximately $650 million, net of income tax, which are eliminated within Corporate & Other and to an increase in impairments associated with financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and federal government assisted capital infusion transactions in the third and fourth quarters of 2008, as well as other credit related impairments or losses on fixed maturity securities where the Company did not intend to hold the securities until recovery in conjunction with overall market declines occurring throughout the year.

The increase in net investment losses decreased policyholder benefits and claims by $83 million, net of income tax, the majority of which relates to policyholder participation in the performance of the portfolio.

Excluding the impact from net investment gains (losses), income from continuing operations decreased by $148 million, net of income tax, compared to the prior year.

Lower underwriting results of $155 million, net of income tax, compared to the prior year, contributed to the decrease in income from continuing operations. Management attributed this decrease primarily to the group life, non-medical health & other and retirement & savings businesses of $61 million, $50 million and $47 million, all net of income tax, respectively. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. During periods of high unemployment, underwriting results, specifically in the disability businesses, tend to decrease as incidence levels trend upwards with unemployment levels and the amount of recoveries decline. In addition, certain insurance-related liabilities can vary as a result of the valuation of the assets supporting those liabilities. As invested assets under perform or lose value, the related insurance liabilities are increased to reflect the company’s obligation with respect to those products, specifically certain LTC products. Consequently, underwriting results can and will fluctuate from period to period.

In addition, a decrease in interest margins of $127 million, net of income tax, compared to the prior year, contributed to the decrease in income from continuing operations. Management attributed this decrease to the retirement & savings and non-medical health & other businesses, which contributed $144 million and $71 million, net of income tax, respectively. Partially offsetting these decreases was an increase in the group life business of $88 million, net of income tax. The decrease in interest margin is primarily attributable to a decline in net investment income due to lower returns on other limited partnership interests, real estate joint ventures, fixed maturity securities, other invested assets including derivatives, and mortgage loans, partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures could decline further, which may reduce net investment income during the remainder of 2009 due to continued volatility in equity, real estate, and credit markets and therefore may continue to reduce interest margins during 2009. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move in a manner similar to market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but it may, introduce volatility in expense.

Partially offsetting these decreases in income from continuing operations was a decline in other expenses, due in part to lower expenses related to DAC amortization of $65 million, net of income tax, primarily due to the impact of a charge of $40 million, net of income tax, in the prior year, due to the impact of the implementation of SOP 05-1 and a decrease of $12 million, net of income tax, mainly from amortization refinements in the current year. Partially offsetting the decline in DAC amortization was the net impact of revisions to certain assets and liabilities in the prior and current year of $19 million, net of income tax. The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees, and other revenues. A portion of premiums, fees and other revenues is intended to cover the Company’s operating expenses or non-insurance related expenses. As many of those expenses are fixed expenses, management may not be able to reduce those expenses, in a timely manner, proportionate with declining revenues that may result from customer-related bankruptcies, customer’s reduction of coverage stemming from plan changes, elimination of retiree coverage, or a reduction in covered payroll.

Revenues

Total revenues, excluding net investment gains (losses), increased by $2,064 million, or 9%, to $24,160 million for the year ended December 31, 2008 from $22,096 million for the comparable 2007 period.

The increase of $2,705 million in premiums, fees and other revenues was largely due to increases in the retirement & savings, non-medical health & other and group life businesses of $1,451 million, $749 million and $505 million, respectively.

An increase in the retirement & savings business was primarily due to increases in premiums in the group institutional annuity, structured settlement and global GIC businesses of $1,310 million, $222 million and $42 million, respectively. The increase in both group institutional annuity and the structured settlement businesses were primarily due to higher sales. The increase in the group institutional annuity business was primarily due to large domestic sales and the first significant sales in the United Kingdom business in the current year. The global GIC related increase was primarily the result of fees earned on the surrender of a GIC contract. Partially offsetting these increases was the impact of lower sales in the income annuity business of $108 million. The remaining increase in the retirement & savings business was attributed to business growth across several products. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and the demand for certain of these products can decline during periods of volatile credit and investment markets and, as a result, can fluctuate from period to period.

The growth in the non-medical health & other business was largely due to increases in the dental, disability, AD&D, and IDI businesses of $734 million. The increase in the dental business was primarily due to organic growth in the business and the impact of an acquisition that closed in the first quarter of 2008. The increases in the disability, AD&D, and IDI businesses were primarily due to continued growth in the business. Partially offsetting these increases was a decline in the LTC business of $5 million, primarily attributable to a $74 million decrease, which management attributed to a shift to deposit liability-type contracts during the latter part of the prior year. This decline in the LTC business was almost completely offset by current year growth in the business. The remaining increase in the non-medical health & other business was attributed to business growth across several products.

The increase in group life business of $505 million was primarily due to a $443 million increase in term life, which was largely attributable to business growth, partially offset by a decrease in assumed reinsurance. COLI and universal life products increased $47 million and $37 million, respectively. The increase in COLI was largely attributable to the impact of fees earned on the cancellation of a portion of a stable value wrap contract of $44 million. In addition, continued business growth and the impact of higher experience rated refunds in the prior year contributed to this increase. Partially offsetting these increases in COLI was the impact of fees earned on a large sale in the prior year. The increase in universal life products was primarily attributable to business growth in the current year. Partially offsetting these increases was a decline in life insurance sold to postretirement benefit plans of $21 million, primarily the result of the impact of a large sale in the prior year. Premiums, fees and other revenues from group life business can and will fluctuate based, in part, on the covered payroll of customers. In periods of high unemployment, revenue may be impacted. Revenue may also be impacted as a result of customer-related bankruptcies, customer’s reduction of coverage stemming from plan changes or elimination of retiree coverage.

Partially offsetting the increase in premiums, fees and other revenues was a decrease in net investment income of $641 million. Management attributed a $1,246 million decrease in net investment income to a decrease in yields, primarily due to lower returns on other limited partnership interests, real estate joint ventures, fixed maturity securities, other invested assets including derivatives, and mortgage loans, partially offset by improved securities lending results. Management anticipates that net investment income and the related yields on other limited partnership interests and real estate joint ventures could decline further, which may reduce net investment income during 2009 due to continued volatility in equity, real estate, and credit markets. Partially offsetting this decrease in yields was a $605 million increase, attributed to growth in average invested assets calculated on a cost basis without unrealized gains and losses, primarily within mortgage loans, other limited partnership interests, other invested assets including derivatives, and real estate joint ventures.

Expenses

Total expenses increased by $2,176 million, or 11%, to $21,514 million for the year ended December 31, 2008 from $19,338 million for the comparable 2007 period. The increase in expenses was primarily attributable to policyholder benefits and claims of $2,720 million, partially offset by lower interest credited to policyholder account balances of $513 million and lower other expenses of $31 million.

The increase in policyholder benefits and claims of $2,720 million included a $128 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $2,848 million.

Retirement & savings’ policyholder benefits increased $1,616 million, which was primarily attributable to the group institutional annuity and structured settlement businesses of $1,448 million and $261 million, respectively. The increase in the group institutional annuity business was primarily due to the aforementioned increase in premiums and charges of $112 million in the current year due to liability adjustments in this block of business. In addition, an increase in interest credited on future policyholder benefits contributed to this increase, which is consistent with the expectations of an aging block of business. The increase in structured settlements was largely due to the aforementioned increase in premiums, an increase in interest credited on future policyholder benefits and the impact of a favorable liability refinement in the prior year of $12 million, partially offset by slightly more favorable mortality in the current year. Partially offsetting these increases was a decrease of $90 million in the income annuity business, primarily attributable to the aforementioned decrease in premiums, fees and other revenues, partially offset by an increase in interest credited to future policyholder benefits.

Non-medical health & other’s policyholder benefits and claims increased by $736 million. An increase of $650 million was largely due to the aforementioned growth in the dental, disability, AD&D and IDI businesses. The increase in the disability business was primarily driven by higher incidence and lower recoveries in the current year. In addition, LTC increased $87 million, which was primarily attributable to continued business growth, the impact of a separate account reserve strengthening, triggered by weaker investment performance in the current year and an increase in interest credited on future policyholder benefits. These increases were partially offset by the aforementioned $74 million shift to deposit liability-type contracts. Included in the disability increase was the favorable impact of a $14 million charge related to certain liability refinements in the prior year.

Group life’s policyholder benefits and claims increased $496 million, mostly due to increases in the term life, universal life and COLI products of $429 million, $71 million and $22 million, respectively, partially offset by a decrease of $26 million in life insurance sold to postretirement benefit plans. The increases in term life and universal life were primarily due to the aforementioned increase in premiums, fees and other revenues and included the impact of less favorable mortality experience in the current year. The current year mortality experience was negatively impacted by an unusually high number of large claims in the specialty product areas. An additional component of the term life increase was the impact of prior year net favorable liability refinements of $12 million. Partially offsetting these increases in term life was a decrease in interest credited on future policyholder benefits, mainly due to lower crediting rates in the current year. The increase in the COLI business was primarily due to the aforementioned growth in fee income, partially offset by favorable mortality in the current year. The decrease in life insurance sold to postretirement benefit plans was primarily due to the aforementioned decrease in premiums and more favorable mortality in the current year.

Management attributed the decrease of $513 million in interest credited to policyholder account balances to a $856 million decrease from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current year, partially offset by a $343 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in the global GIC and FHLB advances, partially offset by a decline in funding agreement issuances. Management attributes the absence of funding agreement issuances in 2008 as a direct result of the credit markets. Management believes this trend will continue through the remainder of 2009.

Lower other expenses of $31 million included a decrease in DAC amortization of $101 million, primarily due to a $61 million charge associated with the impact of DAC and VOBA amortization, from the implementation of SOP 05-1 in the prior year and an $18 million decrease mainly due to the impact of amortization refinements in the current year. In addition, the impact of a charge of $14 million relating to the reimbursement of certain dental claims and a $15 million charge related to the establishment of a liability, both in the prior year, contributed to the decrease in other expenses. Partially offsetting these decreases were non-deferrable volume related expenses and corporate support expenses, which increased $40 million. Non-deferrable volume related expenses include those expenses associated with information technology, compensation, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage. Also contributing to the increase was a $29 million charge due to the impact of revisions to certain pension and postretirement liabilities in the current year, a $17 million expense resulting from fees incurred related to the cancellation of a portion of a stable value wrap contract, and a $13 million unfavorable impact related to a prior year reduction of an allowance for doubtful accounts.

Year ended December 31, 2007 compared with the year ended December 31, 2006 — Institutional

Income from Continuing Operations

Income from continuing operations increased $317 million, or 28%, to $1,436 million for the year ended December 31, 2007 from $1,119 million for the comparable 2006 period.

Included in this increase are higher earnings of $31 million, net of income tax, from lower net investment losses. In addition, higher earnings of $11 million, net of income tax, resulted from an increase in policyholder benefits and claims related to net investment gains (losses). Excluding the impact of net investment gains (losses), income from continuing operations increased by $275 million, net of income tax, as compared to 2006.

Interest margins increased $230 million, net of income tax, as compared to 2006. Management attributes this increase to a $147 million increase in retirement & savings, a $46 million increase in group life and a $37 million increase in non-medical health & other, respectively, all net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the 2007 impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

An increase in underwriting results of $90 million, net of income tax, as compared to 2006, contributed to the increase in income from continuing operations. Management attributes this increase primarily to the non-medical health & other, group life and retirement & savings businesses with increases of $66 million, $16 million and $8 million, all net of income tax, respectively.

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

Partially offsetting this increase in income from continuing operations were higher expenses related to an increase in non-deferrable volume-related expenses and corporate support expenses of $72 million, net of income tax, as well as an increase in DAC amortization of $44 million, net of income tax, primarily due to a charge of $40 million, net of income tax, due to the ongoing impact on DAC and VOBA amortization resulting from the implementation of SOP 05-1 in 2007. This increase in expense was partially offset by the impact of certain revisions in both years for a net decrease of $34 million, net of income tax. The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees, and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), increased by $1,510 million, or 7%, to $22,096 million for the year ended December 31, 2007 from $20,586 million for the comparable 2006 period.

Net investment income increased by $916 million. Management attributes $744 million of this increase to growth in the average asset base primarily within mortgage loans on real estate, fixed maturity securities, real estate joint ventures, other limited partnership interests, and equity securities, driven by continued business growth, particularly growth in the funding agreements and global GIC businesses. Additionally, management attributes $172 million of this increase in net investment income to an increase in yields, primarily due to higher returns on fixed maturity securities, improved securities lending results, other limited partnership interests, and equity securities, partially offset by a decline in yields on real estate and real estate joint ventures and mortgage loans.

The increase of $594 million in premiums, fees and other revenues was largely due to increases in the non-medical health & other business of $483 million, primarily due to growth in the dental, disability, AD&D and IDI businesses of $478 million. Partially offsetting these increases in the non-medical health & other business is a decline in the LTC business of $7 million, which includes a $66 million decrease resulting from a shift to deposit liability-type contracts in 2007. Excluding this shift, LTC premiums would have increased due to growth in the business. Group life increased $345 million, which management primarily attributes to a $262 million increase in term life, primarily due to growth in the business from new sales and an increase in reinsurance assumed, partially offset by the impact of an increase in experience rated refunds. In addition, COLI and life insurance sold to postretirement benefit plans increased by $65 million and $30 million, respectively. The increase in COLI is largely attributable to fees earned on a large sale in 2007. These increases in group life’s premiums, fees and other revenues were partially offset by a decrease of $5 million in the universal life insurance products. Partially offsetting the increase in premiums, fees and other revenues was a decline in retirement & savings’ premiums, fees and other revenues of $234 million, primarily from declines of $158 million and $79 million in structured settlement and pension closeout premiums, respectively, partially offset by an increase of $3 million across several products. The declines in the structured settlement and pension closeout businesses are predominantly due to the impact of lower sales in 2007. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $1,064 million, or 6%, to $19,338 million for the year ended December 31, 2007 from $18,274 million for the comparable 2006 period.

The increase in expenses was attributable to higher interest credited to policyholder account balances of $501 million, higher policyholder benefits and claims of $437 million and an increase in operating expenses of $126 million.

Management attributes the increase of $501 million in interest credited to policyholder account balances to a $352 million increase solely from growth in the average policyholder account balances, primarily resulting from growth in global GICs and funding agreements within the retirement & savings business and a $149 million increase from a rise in average crediting rates, largely due to the global GIC program, coupled with a rise in short-term interest rates in 2007.

The increase in policyholder benefits and claims of $437 million included a $16 million decrease related to net investment gains (losses). Excluding the decrease related to net investment gains (losses), policyholder benefits and claims increased by $453 million. Non-medical health & other’s policyholder benefits and claims increased by $383 million. This increase was largely due to a $369 million increase in the dental, disability, IDI and AD&D businesses, resulting from the aforementioned growth in business. This increase was partially offset by favorable claim experience in the dental business and favorable morbidity experience in the disability, IDI and AD&D businesses. This increase included charges related to certain refinements of $14 million in 2007 in LTD and the impact of a $22 million disability liability reduction in 2006, which contributed to the increase. An increase in LTC of $14 million is largely attributable to business growth and an increase in interest credited, partially offset by the aforementioned $66 million shift to deposit liability-type contracts and the impact of more favorable claim experience in 2007. Group life’s policyholder benefits and claims increased by $264 million due mostly to an increase in the term life business of $245 million, which included the impact of less favorable mortality in the term life product, partially offset by the net impact of favorable liability refinements of $12 million in 2007. An increase of $29 million in life insurance sold to postretirement plans and $25 million for other group life products, including COLI, also contributed to the increase in policyholder benefits and claims for group life. The increases in term life and life insurance sold to postretirement benefit plans are commensurate with the aforementioned premiums increases. These increases were partially offset by a decline in universal group life products of $36 million, primarily due to favorable claim experience. Retirement & savings’ policyholder benefits decreased by $194 million, which was largely due to decreases in the pension closeout and structured settlement businesses of $98 million and $97 million, respectively. The decrease in pension closeouts was primarily due to the aforementioned decrease in premiums and a decrease in interest credited. The decline in structured settlements was primarily a result of the aforementioned decline in premiums, partially offset by an increase in interest credited and less favorable mortality experience in 2007. In addition, this decrease included the net impact of favorable liability refinements in 2007, which contributed a decrease of $20 million, and the net impact of favorable liability refinements in 2006 of $57 million, largely related to business associated with the acquisition of Travelers, principally in the structured settlement, pension closeout and general account businesses.

Higher other expenses of $126 million included an increase in non-deferrable volume-related expenses and corporate support expenses of $110 million. Non-deferrable volume-related expenses included those expenses associated with direct departmental spending, information technology, commissions and premium taxes. Corporate support expenses included advertising, corporate overhead and consulting fees. The increase in other expenses was also attributable to higher DAC amortization of $67 million, primarily due to a $61 million charge as a result of the ongoing impact of DAC and VOBA amortization resulting from the implementation of SOP 05-1 in 2007. In addition, a charge of $14 million related to the reimbursement of certain dental claims and a $15 million charge related to the establishment of a contingent legal liability in 2007 contributed to the increase in other expenses. The impact of certain revisions in both years also contributed to a net increase in other expenses of $2 million. These increases were partially offset by a $13 million benefit related to a reduction of an allowance for doubtful accounts in 2007. Additionally, 2006 included the impact of a $22 million charge for non-deferrable LTC commissions expense, a charge of $24 million associated with costs related to the sale of certain small market recordkeeping businesses and $24 million related to a regulatory settlement, which reduced other expenses in 2007.

Individual

The following table presents consolidated financial information for the Individual segment for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues
Premiums	$4,481	$4,481	$4,502
Universal life and investment-type product policy fees	3,400	3,441	3,131
Net investment income	6,509	7,025	6,863
Other revenues	571	600	524
Net investment gains (losses)	665	(112)	(591)

Total revenues	15,626	15,435	14,429

Expenses
Policyholder benefits and claims	5,779	5,665	5,335
Interest credited to policyholder account balances	2,028	2,013	2,018
Policyholder dividends	1,739	1,715	1,696
Other expenses	5,143	4,003	3,485

Total expenses	14,689	13,396	12,534

Income from continuing operations before provision for income tax	937	2,039	1,895
Provision for income tax	307	698	653

Income from continuing operations	630	1,341	1,242
Income (loss) from discontinued operations, net of income tax	(11)	16	22

Net income	$619	$1,357	$1,264

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — Individual

Income from Continuing Operations

Income from continuing operations decreased by $711 million, or 53%, to $630 million for the year ended December 31, 2008 from $1,341 million for the prior year.

Included in this decrease in income from continuing operations was a decrease in net investment losses of $505 million, net of income tax. The decrease in net investment losses is due to an increase in gains on derivatives partially offset by losses primarily on fixed maturity securities, including losses resulting from intersegment transfers of securities. Derivative gains were driven by gains on freestanding derivatives that were partially offset by losses on embedded derivatives primarily associated with variable annuity riders. Gains on freestanding derivatives increased by $2,308 million, net of income tax, and were primarily driven by: i) gains on certain interest rate floors and financial futures which were economic hedges of certain investment assets and liabilities, ii) gains from foreign currency derivatives primarily due to the U.S. dollar strengthening as well as, iii) gains primarily from equity options, financial futures, and interest rate swaps hedging the embedded derivatives. The gains on these equity options, financial futures, and interest rate swaps substantially offset the change in the underlying embedded derivative liability that is hedged by these derivatives. Losses on the embedded derivatives increased by $1,023 million, net of income tax, and were driven by declining interest rates and poor equity market performance throughout the year. These embedded derivative losses include an $870 million, net of income tax, gain resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivatives under SFAS 157, which became effective January 1, 2008. The remaining change in net investment losses of $780 million, net of income tax, is principally attributable to an increase in losses on fixed maturity securities and, to a lesser degree, an increase in foreign currency transaction losses on mortgage loans. The increase in losses on fixed maturity securities is primarily attributable to losses on intersegment transfers of approximately $350 million, net of income tax, which are eliminated within Corporate & Other and to impairments associated with financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and federal government assisted capital infusion transactions in the third and fourth quarters of 2008, as well as other credit related impairments or losses on fixed maturity securities where the Company did not intend to hold the securities until recovery in conjunction with overall market declines occurring throughout the year.

Excluding the impact of net investment gains (losses), income from continuing operations decreased by $1,216 million, net of income tax, from the prior year.

The decrease in income from continuing operations for the year was driven by the following items:

•	Higher DAC amortization of $837 million, net of income tax, related to lower expected future gross profits due to separate account balance decreases resulting from recent market declines, higher net investment gains primarily due to net derivative gains and the reduction in expected cumulative earnings of the closed block partially offset by a reduction in actual earnings of the closed block and changes in assumptions used to estimate future gross profits and margins.

•	A decrease in interest margins of $318 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $279 million decrease to the deferred annuity business and a $39 million decrease to other investment-type products, both net of income tax. The decrease in interest margin was primarily attributable to a decline in net investment income due to lower returns on other limited partnership interests, real estate joint ventures, other invested assets including derivatives, and short term investments, all of which were partially offset by higher securities lending results. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move in a manner similar to market interest rate movements, subject to any minimum guarantees and, therefore, generally does not, but it may introduce volatility in expense.

•	Unfavorable underwriting results in life products of $68 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from year to year.

•	An increase in interest credited to policyholder account balances of $39 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

•	Higher annuity benefits of $29 million, net of income tax, primarily due to higher guaranteed annuity benefit costs net of related hedging results and higher amortization of sales inducements, partially offset by revisions to policyholder benefits in both years.

•	Lower universal life and investment-type product policy fees combined with other revenues of $22 million, net of income tax, primarily resulting from lower average separate account balances due to unfavorable equity market performance during the current year, as well as revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by universal life business growth over the prior year.

•	An increase in policyholder dividends of $16 million, net of income tax, due to growth in the business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Lower expenses of $96 million, net of income tax, primarily due to a decrease in non-deferrable volume related expenses and a write-off of a receivable from one of the Company’s joint venture partners in the prior year, partially offset by the impact of revisions to certain pension and post retirement liabilities in the current year.

•	Higher net investment income on blocks of business not driven by interest margins of $12 million, net of income tax.

The change in effective tax rates between years accounts for the remainder of the increase in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $586 million, or 4%, to $14,961 million for the year ended December 31, 2008 from $15,547 million for the prior year.

Premiums remained flat for the year ended December 31, 2008 compared to the prior year. Premiums were impacted by an increase in immediate annuity premiums of $23 million and growth in premiums from other life products of $60 million driven by increased renewals of traditional life business. These increases were completely offset by an $83 million decline in premiums associated with the Company’s closed block of business in line with expectations.

Universal life and investment-type product policy fees combined with other revenues decreased by $70 million primarily resulting from lower average separate account balances due to unfavorable equity market performance during the current year, as well as revisions to management’s assumptions used to determine estimated gross profits and margins. These decreases were partially offset by universal life business growth over the prior year. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $516 million. Net investment income from the general account portion of investment-type products decreased by $499 million, while other businesses decreased by $17 million. Management attributed $566 million of the decrease to a decrease in yields, primarily due to lower returns on other limited partnership interests, real estate joint ventures, other invested assets including derivatives, and short term investments, all of which were partially offset by higher securities lending results. Management attributed a $50 million increase to a higher average asset base across various investment types. Average invested assets are calculated on cost basis without unrealized gains and losses.

Expenses

Total expenses increased by $1,293 million, or 10%, to $14,689 million for the year ended December 31, 2008 from $13,396 million for the prior year.

Policyholder benefits and claims increased by $114 million. This was primarily due to unfavorable equity market performance during the current year, which resulted in higher guaranteed annuity benefit costs net of related hedging results of $113 million and higher amortization of sales inducements of $69 million. These increases were partially offset by $137 million of revisions to policyholder benefits in the current year. Additionally, unfavorable mortality in the life products, including the closed block, contributed $69 million to this increase.

Interest credited to policyholder account balances increased by $15 million. Interest credited on the general account portion of investment-type products decreased by $40 million, while other businesses decreased by $5 million. Of the $40 million decrease on the general account portion of investment-type products, management attributed $68 million to lower crediting rates partially offset by a $28 million increase due to higher average general account balances. More than offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $60 million primarily driven by lower lapses in the current year.

Policyholder dividends increased by $24 million due to growth in the business.

Higher other expenses of $1,140 million include higher DAC amortization of $1,287 million primarily relating to lower expected future gross profits due to separate account balance decreases resulting from recent market declines, higher net investment gains primarily due to net derivative gains and the reduction in expected cumulative earnings of the closed block partially offset by a reduction in actual earnings of the closed block and changes in assumptions used to estimate future gross profits and margins. This was offset by a decrease in other expenses of $147 million driven by a $149 million decrease in non-deferrable volume related expenses, which include those expenses associated with information technology, compensation and direct departmental spending. Direct departmental spending includes expenses associated with consultants, travel, printing and postage. Additionally, there was a decrease due to a $24 million write-off of a receivable from one of the Company’s joint venture partners in the prior year. Partially offsetting these decreases was an increase of $26 million due to the impact of revisions to certain pension and post retirement liabilities in the current year.

Year Ended December 31, 2007 compared with the Year Ended December 31, 2006 — Individual

Income from Continuing Operations

Income from continuing operations increased by $99 million, or 8%, to $1,341 million for the year ended December 31, 2007 from $1,242 million for the comparable period in 2006. Included in this increase was a decrease in net investment losses of $311 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations decreased by $212 million from 2006.

The decrease in income from continuing operations for the year was driven by the following items:

•	Higher DAC amortization of $205 million, net of income tax, primarily resulting from business growth, lower net investment losses in 2007 and revisions to management’s assumptions used to determine estimated gross profits and margins.

•	Unfavorable underwriting results in life products of $151 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from year to year.

•	Higher expenses of $132 million, net of income tax. Higher general expenses, the impact of revisions to certain liabilities in both years, and the write-off of a receivable from one of the Company’s joint venture partners contributed to the increase in other expenses.

•	An increase in the closed block-related policyholder dividend obligation of $75 million, net of income tax, which was driven by net investment gains.

•	Higher annuity benefits of $24 million, net of income tax, primarily due to higher amortization of deferred costs, partially offset by lower costs of guaranteed annuity benefit riders and related hedging.

•	An increase in policyholder dividends of $12 million, net of income tax, due to growth in the business.

•	An increase in interest credited to policyholder account balances of $13 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Higher fee income from separate account products of $276 million, net of income tax, primarily related to fees being earned on a higher average account balance resulting from a combination of growth in the business and overall market performance.

•	Higher net investment income on blocks of business not driven by interest margins of $99 million, net of income tax, due to an increase in yields and growth in the average asset base.

•	An increase in interest margins of $18 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed a $1 million decrease to the deferred annuity business offset by a $19 million increase to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move in a manner similar to market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but it may, introduce volatility in expense.

The change in effective tax rates between years accounts for the remainder of the decrease in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $527 million, or 4%, to $15,547 million for the year ended December 31, 2007 from $15,020 million for 2006.

Premiums decreased by $21 million due to a decrease in immediate annuity premiums of $27 million, and an $89 million decline in premiums associated with the Company’s closed block of business, in line with expectations. These decreases were partially offset by growth in premiums from other life products of $95 million, primarily driven by increased sales of term life business.

Universal life and investment-type product policy fees combined with other revenues increased by $386 million due to a combination of growth in the business and improved overall market performance, as well as revisions to management’s assumptions used to determine estimated gross profits and margins. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income increased by $162 million. Net investment income from the general account portion of investment-type products and other businesses increased by $47 million and $115 million, respectively. Management attributes $109 million of this increase to an increase in yields, primarily due to higher returns on other limited partnership interests. Additionally, management attributes $53 million to growth in the average asset base across various investment types.

Expenses

Total expenses increased by $862 million, or 7%, to $13,396 million for the year ended December 31, 2007 from $12,534 million for 2006.

Policyholder benefits and claims increased by $330 million primarily due to an increase in the closed block-related policyholder dividend obligation of $115 million which was primarily driven by net investment gains. Unfavorable mortality in the life products, as well as revisions to policyholder benefits in both years, contributed $199 million to this increase. Included in this increase was $72 million of unfavorable mortality in the closed block and a prior year net increase of $15 million in the excess mortality liability on specific blocks of life insurance policies. Higher amortization of sales inducements resulting from business growth and revisions to management’s assumptions used to determine estimated gross profits and margins, partially offset by lower costs of guaranteed annuity benefit riders and related hedging increased annuity benefits by $37 million. Partially offsetting these increases, policyholder benefits and claims decreased by $21 million commensurate with the decrease in premiums discussed above.

Interest credited to policyholder account balances decreased by $5 million. Interest credited on the general account portion of investment-type products and other businesses decreased by $16 million and $9 million, respectively. Of the $16 million decrease on the general account portion of investment-type products, management attributed $67 million to higher crediting rates, more than offset by $83 million due to lower average policyholder account balances. Partially offsetting these decreases was lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business of $20 million primarily driven by lower lapses in 2007.

Policyholder dividends increased by $19 million due to growth in the business.

Higher other expenses of $518 million include higher DAC amortization of $315 million resulting from business growth, lower net investment losses and revisions to management’s assumptions used to determine estimated gross profits and margins. The remaining increase in other expenses of $203 million was comprised of $172 million associated with business growth, information technology and other general expenses, $7 million due to the impact of revisions to certain liabilities including pension and postretirement liabilities and policyholder liabilities in 2006, and $24 million associated with the write-off of a receivable from one of the Company’s joint venture partners in 2007.

International

The following table presents consolidated financial information for the International segment for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues
Premiums	$3,470	$3,096	$2,722
Universal life and investment-type product policy fees	1,095	995	805
Net investment income	1,249	1,247	949
Other revenues	18	24	28
Net investment gains (losses)	167	56	(10)

Total revenues	5,999	5,418	4,494

Expenses
Policyholder benefits and claims	3,166	2,460	2,411
Interest credited to policyholder account balances	171	354	288
Policyholder dividends	7	4	(3)
Other expenses	1,671	1,749	1,531

Total expenses	5,015	4,567	4,227

Income from continuing operations before provision for income tax	984	851	267
Provision for income tax	404	207	95

Income from continuing operations	580	644	172
Income (loss) from discontinued operations, net of income tax	—	(9)	28

Net income	$580	$635	$200

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — International

Income from Continuing Operations

Income from continuing operations decreased by $64 million, or 10%, to $580 million for the year ended December 31, 2008 from $644 million for the prior year.

Included in this decrease in income from continuing operations was an increase in net investment gains of $39 million, net of income tax. The increase in net investment gains was due to an increase in gains on derivatives partially offset by losses primarily on fixed maturity and equity securities. Derivative gains were driven by gains on freestanding derivatives that were partially offset by losses on embedded derivatives associated with assumed risk on variable annuity riders written directly through the Japan joint venture. Gains on freestanding derivatives increased by $644 million, net of income tax, and were primarily driven by gains from equity options, financial futures, interest rate swaps, and foreign currency forwards hedging the embedded derivatives. The gains on these equity options, financial futures, interest rate swaps, and foreign currency forwards substantially offset the change in the underlying embedded derivative liability that is hedged by these derivatives. Losses on the embedded derivatives increased by $532 million, net of income tax, and were driven by declining interest rates, poor equity market performance, and foreign currency fluctuations throughout the year. These embedded derivative losses include a $1,076 million, net of income tax, gain resulting from the effect of the widening of the Company’s own credit spread which is required to be used in the valuation of these variable annuity rider embedded derivatives under SFAS 157, which became effective January 1, 2008. The remaining change in net investment gains of $73 million, net of income tax, is principally attributable to an increase in impairments on fixed maturity securities associated with financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and federal government assisted capital infusion transactions in the third and fourth quarters of 2008 as well as other credit related impairments or losses on fixed maturity securities where the Company did not intend to hold the securities until recovery in conjunction with overall market declines occurring throughout the year.

Excluding the impact of net investment gains (losses) of $39 million, net of income tax, and the adverse impact of changes in foreign exchange rates of $13 million, net of income tax, income from continuing operations decreased by $90 million from the prior year.

Income from continuing operations decreased in:

•	Argentina by $65 million, net of income tax primarily due to the negative impact the 2007 Argentine pension reform had on the 2008 income from continuing operations. These losses were partially offset by the net impact resulting from the Argentine nationalization of the private pension system “Nationalization” as well as refinements to certain contingent and insurance liabilities associated with a Supreme Court ruling. In 2007, pension reform legislation eliminated the obligation to provide death and disability coverage by the plan administrators effective January 1, 2008 which created significant one time gains in the prior year resulting from the release of death and disability reserves. In addition, the impact of the 2007 pension reform resulted in a decrease in premiums for the full year of 2008 partially offset by a decrease in claims and market-indexed policyholder liabilities. In December 2008, the Argentine government nationalized the private pension system and seized the underlying investments. With this action the Company’s pension business in Argentina ceased to exist. As a result, the Company eliminated certain assets which included deferred acquisition costs and deferred tax assets, certain liabilities which included primarily the liability for future servicing obligations and incurred severance costs associated with the termination of employees. The liability for future servicing obligations was established due to the 2007 pension reform which resulted in the Company managing significant pension assets for which the Company would no longer receive any compensation. The elimination of this liability more than offset the elimination of assets and the incurred severance costs related to the Nationalization. In addition to the impact of pension reform and Nationalization, Argentina’s income from continuing operations was also favorably impacted by changes in contingent liabilities and the associated future policyholder benefits for Supreme Court case decisions related to the pesification of insurance contracts by the government in 2002. Other developments include the reduction of claim liabilities in the prior year from an experience review and the favorable impact in the current year of higher inflation rates on indexed securities partially offset by higher losses on the trading securities portfolio. Argentina’s results were impacted, in both the current and prior years, by valuation allowances against deferred taxes that are released only upon actual payment of taxes.

•	Japan by $53 million, net of income tax, due to a decrease of $146 million, net of income tax, in the Company’s earnings from its investment in Japan due to an increase in losses on embedded derivatives associated with variable annuity riders, an increase in DAC amortization related to market performance and the impact of a refinement in assumptions for the guaranteed annuity business partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities, as well as a decrease of $14 million, net of income tax in earnings from assumed reinsurance, and an increase of $108 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefits.

•	The home office by $7 million, net of income tax, primarily due to higher economic capital charges and lower expenses in the prior year resulting from the elimination of intercompany expenses previously charged to the International segment partially offset by a decrease in accrued tax liabilities.

•	Mexico by $4 million, net of income tax, primarily due to higher claims experience, an increase in certain policyholder liabilities caused by lower unrealized investment losses on the invested assets supporting those liabilities relative to the prior year, the favorable impact in the prior year of a decrease in experience refunds on Mexico’s institutional business, a lower increase in litigation liabilities in the prior year, higher expenses related to business growth and infrastructure costs, as well as a valuation allowance established against net operating losses, partially offset by the reinstatement of premiums from prior years, growth in the individual and institutional businesses, higher net investment income due to an increase in invested assets as well as the impact of higher inflation rates on indexed securities, lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, and a decrease in liabilities based on a review of outstanding remittances.

•	Chile by $3 million, net of income tax, primarily due to higher spending on growth initiatives, as well as higher commissions and compensation expenses due to business growth partially offset by higher joint venture income.

Partially offsetting these decreases, income from continuing operations increased in:

•	Hong Kong by $18 million, net of income tax, due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007.

•	Ireland by $5 million, net of income tax, due to foreign currency transaction losses in the prior year and foreign currency transaction gains in the current year as well as higher net investment income due to an increase in invested assets, partially offset by higher expenses related to growth initiatives and the utilization in the prior year of net operating losses for which a valuation allowance had been previously established.

•	Brazil by $4 million, net of income tax, primarily due to business growth offset by a decrease in claims liabilities in the prior year from an experience review and higher claim experience in the current year.

•	Taiwan by $4 million, net of income tax, primarily due to an increase in invested assets and a refinement in DAC capitalization as well as business growth partially offset by the impact in both the current and prior years from refinements of methodologies related to the estimation of profit emergence on certain blocks of business.

•	South Korea by $3 million, net of income tax, primarily due to higher revenues from business growth and higher investment yields, a reduction in claim liabilities from a refinement in methodology, as well as a refinement in DAC capitalization, partially offset by higher claims and operating expenses, including an increase in DAC amortization related to market performance.

•	Australia by $3 million, net of income tax, primarily due to business growth slightly offset by an increase in claim liabilities based on a review of experience.

•	The United Kingdom by $2 million, net of income tax, primarily due to business growth.

Contributions from the other countries account for the remainder of the change in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), increased by $470 million, or 9%, to $5,832 million for the year ended December 31, 2008 from $5,362 million for the prior year. Excluding the adverse impact of changes in foreign currency exchange rates of $135 million, total revenues increased by $605 million, or 12%, from the prior year.

Premiums, fees and other revenues increased by $468 million, or 11%, to $4,583 million for the year ended December 31, 2008 from $4,115 million for the prior year. Excluding the adverse impact of changes in foreign currency exchange rates of $109 million, premiums, fees and other revenues increased by $577 million, or 14%, from the prior year.

Premiums, fees and other revenues increased in:

•	Chile by $150 million primarily due to higher annuity sales as well as higher institutional premiums from its traditional and bank distribution channels.

•	Mexico by $120 million due to growth in its individual and institutional businesses as well as the reinstatement of $8 million of premiums from prior years partially offset by a decrease of $13 million in experience refunds in the prior year on Mexico’s institutional business and a decrease in fees due to management’s update of assumptions used to determine estimated gross profits in both the current and prior years.

•	Hong Kong by $77 million primarily due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007 slightly offset by lower business growth.

•	The United Kingdom by $68 million primarily due to growth in the reinsurance business as well as the prior year impact of an unearned premium calculation refinement.

•	South Korea by $68 million due to growth in its guaranteed annuity and variable universal life businesses as well as in its traditional business.

•	Australia by $54 million as a result of growth in the institutional business and an increase in retention levels.

•	India, Brazil, Belgium, and Taiwan by $34 million, $28 million, $12 million and $3 million, respectively, due to business growth.

•	The Company’s Japan operations by $17 million due to an increase in fees from assumed reinsurance.

Partially offsetting these increases, premiums, fees and other revenues decreased in Argentina by $60 million primarily due to a decrease in premiums in the pension business, for which pension reform eliminated the obligation of plan administrators to provide death and disability coverage effective January 1, 2008. The decrease related to the pension business was partially offset by growth in its institutional and bancassurance businesses.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income is relatively flat with an increase of $2 million to $1,249 million for the year ended December 31, 2008 from $1,247 million for the prior year. Excluding the adverse impact of changes in foreign currency exchange rates of $26 million, net investment income increased by $28 million, or 2% from the prior year.

Net investment income increased in:

•	Chile by $93 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, an increase in invested assets, as well as higher joint venture income.

•	Mexico by $75 million due to an increase in invested assets, the impact of higher inflation rates on indexed securities, higher short-term yields as well as the lengthening of the duration of the portfolio.

•	Japan by $20 million due to an increase of $166 million from hedging activities associated with Japan’s guaranteed annuity business partially offset by a decrease of $146 million, net of income tax, in the Company’s earnings from its investment in Japan due to an increase in losses on embedded derivatives associated with variable annuity riders and the impact of a refinement in assumptions for the guaranteed annuity business partially offset by the favorable impact from the utilization of the fair value option for certain fixed annuities.

•	South Korea and Taiwan by $19 million and $9 million, respectively, due to increases in invested assets as well as higher portfolio yields.

•	Argentina by $6 million primarily due to the impact of higher inflation rates on indexed securities partially offset by higher losses on the trading securities portfolio.

•	India by $5 million primarily due to increases in invested assets.

Partially offsetting these increases, net investment income decreased in:

•	Hong Kong by $160 million despite the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, because of the negative investment income for the year due to the losses on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	The home office of $24 million primarily due to an increase in the amount charged for economic capital.

•	Ireland by $21 million primarily due to losses in the current year on the trading securities portfolio which supports unit-linked policyholder liabilities, partially offset by an increase due to higher invested assets resulting from capital contributions in the prior year.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses increased by $448 million, or 10%, to $5,015 million for the year ended December 31, 2008 from $4,567 million for the prior year. Excluding the negative impact of changes in foreign currency exchange rates of $120 million, total expenses increased by $568 million, or 13%, from the prior year.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $526 million, or 19%, to $3,344 million for the year ended December 31, 2008 from $2,818 million for the prior year. Excluding the negative impact of changes in foreign currency exchange rates of $68 million, policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $594 million, or 22%, from the prior year.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile by $236 million primarily due to an increase in the annuity and institutional businesses mentioned above, as well as an increase in inflation indexed policyholder liabilities.

•	Mexico by $182 million primarily due to increases in liabilities and other policyholder benefits commensurate with the growth in premiums discussed above, an increase in certain policyholder liabilities caused by lower unrealized investment losses on the invested assets supporting those liabilities relative to the prior year, and an increase in interest credited to policyholder account balances commensurate with the growth in investment income from inflation-indexed assets discussed above.

•	Argentina by $158 million primarily due to the prior year impact of a release of death and disability liabilities associated with the pension reform discussed above, a reduction of claim liabilities in the prior year from an experience review as well as growth in the institutional and bancassurance business, offset by a decrease in claims and market-indexed policyholder liabilities resulting from pension reform, which eliminated the obligation of plan administrators to provide death and disability coverage effective January 1, 2008.

•	The Company’s Japan operations by $39 million due to an increase in guarantee reserves from assumed reinsurance.

•	Australia by $38 million due to growth in the institutional business and an increase in retention levels as well as an increase in claim liabilities based on a review of experience.

•	South Korea by $31 million primarily due to higher claim experience and business growth offset by a reduction in claim liabilities due to a refinement in methodology.

•	The United Kingdom by $16 million due to the reduction in claim liabilities in the prior year based on a review of experience as well as higher claims in the current year and business growth.

•	India by $13 million due to business growth.

•	Brazil by $12 million due to a decrease in claims liabilities in the prior year from an experience review, higher claim experience in the current year and business growth offset by a decrease in interest credited to unit-linked policyholder liabilities reflecting net losses in the trading portfolio.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Hong Kong by $113 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007, which includes a decrease in interest credited as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities as discussed in the net investment income section above.

•	Ireland by $22 million primarily due to a decrease in interest credited as a result of a reduction in unit-linked policyholder liabilities reflecting the losses of the trading portfolio backing these liabilities.

Contributions from the other countries account for the remainder of the change in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances.

Other expenses decreased by $78 million, or 4%, to $1,671 million for the year ended December 31, 2008 from $1,749 million for the prior year. Excluding the negative impact of changes in foreign currency exchange rates of $52 million, total expenses decreased by $26 million, or 2%, from the prior year.

Other expenses decreased in:

•	Argentina by $230 million, primarily due to the establishment in the prior year of a liability for pension servicing obligations due to pension reform, the elimination of the liability for pension servicing obligations and the elimination of DAC for the pension business in the current year as a result of Nationalization, as well as the elimination of contingent liabilities for certain cases due to recent Supreme Court decisions related to the pesification of insurance contracts by the government in 2002. Partially offsetting these decreases is an increase in severance costs related to Nationalization, as well as higher commissions from growth in the institutional and bancassurance business.

•	Ireland by $12 million due to foreign currency transaction losses in the prior year and foreign currency transaction gains in the current year, partially offset by higher expenses related to growth initiatives.

Partially offsetting these decreases, other expenses increased in:

•	South Korea by $50 million due to an increase in DAC amortization related to market performance as well as higher spending on advertising and marketing offset by a refinement in DAC capitalization.

•	The United Kingdom by $50 million due to business growth as well as lower DAC amortization in the prior year resulting from calculation refinements, partially offset by foreign currency transaction gains.

•	India by $28 million primarily due to increased staffing and growth initiatives.

•	The home office by $12 million primarily due to lower expenses in the prior year resulting from the elimination of intercompany expenses previously charged to the International segment, as well as higher spending on growth and infrastructure initiatives, partially offset by a decrease in accrued interest on tax liabilities.

•	Chile by $12 million primarily due to the business growth discussed above as well as higher commissions and compensation costs and higher spending on infrastructure and marketing programs.

•	Mexico by $11 million primarily due to higher expenses related to business growth and infrastructure costs, a lower increase in litigation liabilities in the prior year as well as changes in liabilities based on a review of outstanding remittances in both the current and prior years, partially offset by lower DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years.

•	Hong Kong by $11 million due to the acquisition of the remaining 50% interest in MetLife Fubon in the second quarter of 2007 and the resulting consolidation of the operation beginning in the third quarter of 2007.

•	Brazil, Belgium and Australia, each increased by $11 million, and Poland by $7 million primarily due to higher commissions related to business growth.

•	Taiwan by $5 million due to a refinement in DAC resulting from a refinement of methodologies related to the estimation of profit emergence on certain blocks of business as well as growth.

Year Ended December 31, 2007 compared with the Year Ended December 31, 2006 — International

Income from Continuing Operations

Income from continuing operations increased by $472 million, or 274%, to $644 million for the year ended December 31, 2007 from $172 million for 2006. This increase includes the impact of net investment gains of $42 million, net of income tax.

Excluding the impact of net investment gains (losses), income from continuing operations increased by $430 million from 2006.

Income from continuing operations increased in:

•	Argentina by $146 million, net of income tax, primarily due to a net reduction of liabilities by $48 million, net of income tax, resulting from pension reform. Additionally, $66 million of a valuation allowance related to a deferred tax asset established in connection with such pension reform liabilities was reduced, resulting in a commensurate increase in income from continuing operations. Under the reform plan, fund administrators are no longer liable for death and disability claims of the plan participants; however, administrators retain the obligation for administering certain existing and future participants’ accounts for which they receive no revenue. Also contributing is the favorable impact of reductions in claim liabilities resulting from experience reviews in both years, higher premiums primarily due to higher pension contributions attributable to higher participant salaries, higher net investment income resulting from capital contributions in 2006, and a smaller increase in market indexed policyholder liabilities without a corresponding decrease in net investment income, partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation, an increase in retention incentives related to pension reform, as well as lower trading portfolio income. Argentina also benefited, in both years, from the utilization of tax loss carryforwards against which valuation allowances had previously been established, and in 2007 from the reduction of valuation allowances due to expected realizability of deferred tax assets.

•	Mexico by $139 million, net of income tax, primarily due to a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on invested assets supporting those liabilities relative to 2006, the favorable impact of experience refunds during the first quarter of 2007 in its institutional business, a reduction in claim liabilities resulting from experience reviews, the adverse impact in 2006 of an adjustment for experience refunds in its institutional business, a year over year decrease in DAC amortization as a result of management’s update of assumptions used to determine estimated gross profits in both years, a decrease in liabilities based on a review of outstanding remittances, as well as growth in its institutional and universal life businesses. These increases were offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits, the favorable impact in 2006 associated with a large group policy that was not renewed by the policyholder, a decrease in various one-time revenue items, lower investment yields, the favorable impact in 2006 of liabilities related to employment matters that were reduced, and the benefit in 2006 from the elimination of liabilities for pending claims that were determined to be invalid following a review.

•	Taiwan by $51 million, net of income tax, primarily due to an increase in DAC amortization in 2006 due to a loss recognition adjustment and prior year restructuring costs of $11 million associated with the termination of the agency distribution channel, partially offset by the favorable impact of liability refinements in 2006 and higher policyholder liabilities related to loss recognition in 2006.

•	Brazil by $37 million, net of income tax, due to the unfavorable impact of increases in policyholder liabilities due to higher than expected mortality on specific blocks of business in 2006, an increase in litigation liabilities in 2006 and the unfavorable impact of the reversal of a tax credit in 2006, as well as growth of the in-force business.

•	Ireland by $19 million, net of income tax, primarily due to the utilization of net operating losses for which a valuation allowance had been previously established as well as higher investment income resulting from higher invested assets from a capital contribution, partially offset by higher start-up expenses and currency transaction losses.

•	Japan by $22 million, net of income tax, due to improved hedge results and business growth, partially offset by the impact of foreign currency transaction losses.

•	Hong Kong by $9 million, net of income tax, due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation, as well as business growth.

•	Chile by $8 million, net of income tax, primarily due to continued growth of the in-force business, higher joint venture income and higher returns on inflation indexed securities, partially offset by higher compensation, infrastructure and marketing expenses.

•	The United Kingdom by $3 million, net of income tax, due to a reduction of claim liabilities resulting from an experience review, offset by an unearned premium calculation refinement.

•	Australia by $1 million, net of income tax, due to changes in foreign currency exchange rates offset by higher claims and business growth.

Partially offsetting these increases, income from continuing operations decreased in:

•	The home office by $9 million, net of income tax, due to higher economic capital charges and investment expenses of $16 million, net of income tax, a $3 million increase in contingent tax expenses in 2007, as well as higher spending on growth and initiatives, partially offset by the elimination of certain intercompany expenses previously charged to the International segment and a tax benefit associated with a prior year income tax expense of $7 million related to a revision of an estimate.

•	India by $3 million, net of income tax, primarily due to headcount increases and growth initiatives, as well as the impact of valuation allowances established against losses in both years.

•	South Korea by $4 million, net of income tax, due to a favorable impact in 2006 of $38 million, net of income tax, in DAC amortization associated with the implementation of a more refined reserve valuation system, as well as additional expenses in 2007 associated with growth and infrastructure initiatives, partially offset by continued growth in its variable universal life business, lower DAC amortization in the variable universal life business due to favorable market performance and a lower increase in claim liabilities.

The remainder of the change in income from continuing operations can be attributed to contributions from the other countries.

Revenues

Total revenues, excluding net investment gains (losses), increased by $858 million, or 19%, to $5,362 million for the year ended December 31, 2007 from $4,504 million for 2006.

Premiums, fees and other revenues increased by $560 million, or 16%, to $4,115 million for the year ended December 31, 2007 from $3,555 million for 2006.

Premiums, fees and other revenues increased in:

•	Mexico by $133 million primarily due to higher fees and growth in its institutional and universal life businesses, a decrease of $13 million in experience refunds during the first quarter of 2007 on Mexico’s institutional business, as well as the adverse impact in 2006 of an adjustment for experience refunds on Mexico’s institutional business. These increases were offset by lower fees resulting from management’s update of assumptions used to determine estimated gross profits, and various one-time revenue items for which 2006 benefited by $16 million and 2007 benefited by $4 million.

•	Hong Kong by $98 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation, as well as business growth.

•	Chile by $94 million primarily due to higher annuity sales resulting from a higher interest rate environment, improved competitive conditions and an expected rate increase in 2008, higher institutional premiums from its traditional and bank distribution channels, as well as the decrease in 2006 resulting from management’s decision not to match aggressive pricing in the marketplace.

•	South Korea by $90 million primarily due to higher fees from growth in its guaranteed annuity business and variable universal life business.

•	Brazil by $35 million primarily due to changes in foreign currency exchange rates and business growth.

•	The Company’s Japan operation by $31 million due to an increase in reinsurance assumed.

•	Australia by $26 million as a result of growth in the institutional and reinsurance in-force business, an increase in retention levels and changes in the foreign currency exchange rates.

•	Argentina by $21 million primarily due to an increase in premiums and fees from higher pension contributions resulting from higher participant salaries and a higher salary threshold subject to fees and growth in bancassurance, partially offset by the reduction of cost of insurance fees as a result of the new pension system reform regulation.

•	Taiwan and India by $21 million and $11 million, respectively, primarily due to business growth.

Partially offsetting these increases, premiums, fees and other revenues decreased in:

•	The United Kingdom by $3 million due to an unearned premium calculation refinement partially offset by changes in foreign currency rates.

The remainder of the change in premiums, fees and other revenues can be attributed to contributions from the other countries.

Net investment income increased by $298 million, or 31%, to $1,247 million for the year ended December 31, 2007 from $949 million for 2006.

Net investment income increased in:

•	Chile by $148 million due to the impact of higher inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, higher joint venture income, as well as an increase in invested assets.

•	Mexico by $46 million due to an increase in invested assets, partially offset by a decrease in yields, exclusive of inflation.

•	Hong Kong by $43 million primarily due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Japan by $19 million due to an increase of $52 million from hedging activities associated with Japan’s guaranteed annuity, offset by a decrease of $33 million, net of income tax, in the Company’s investment in

Japan primarily due to an increase in the costs of guaranteed annuity benefits and the impact of foreign currency transaction losses, partially offset by business growth.

•	South Korea and Taiwan by $24 million and $6 million, respectively, primarily due to increases in invested assets.

•	Brazil by $14 million primarily due to increases in invested assets as well as changes in foreign currency exchange rates.

•	Australia by $12 million due to changes in foreign currency exchange rates, higher yields and increases in invested assets.

•	Ireland by $9 million due to an increase in invested assets resulting from capital contributions.

•	India by $4 million due to an increase in invested assets, as well as higher yields.

Partially offsetting these increases in net investment income was a decrease in:

•	The home office of $25 million primarily due to an increase in the amount charged for economic capital and investment management expenses.

•	Argentina by $7 million primarily due to unfavorable results in the trading portfolio, partially offset by higher invested assets resulting from capital contributions in 2006. Additionally, net investment income in 2006 did not decrease correspondingly with the decrease in policyholder benefits and claims discussed below because 2006 did not include interest- and inflation-indexed assets to support such liabilities.

The remainder of the change in net investment income can be attributed to contributions from the other countries.

Changes in foreign currency exchange rates accounted for a $106 million increase in total revenues, excluding net investment gains (losses).

Expenses

Total expenses increased by $340 million, or 8%, to $4,567 million for the year ended December 31, 2007 from $4,227 million for 2006.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $122 million, or 5%, to $2,818 million for the year ended December 31, 2007 from $2,696 million for 2006.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Chile by $221 million primarily due to an increase in inflation indexed policyholder liabilities as well as growth in its annuity and institutional businesses.

•	Hong Kong by $119 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Taiwan by $65 million primarily due to a decrease of $14 million in 2006 from liability refinements associated with the conversion to a new valuation system, as well as higher policyholder liabilities related to loss recognition in the fourth quarter of 2006 and growth in the business.

•	South Korea by $27 million primarily due to business growth as well as changes in foreign currency exchange rates, partially offset by a lower increase in claims liabilities resulting from a change in the reinsurance allowance in 2006.

•	Australia by $23 million due to higher claims, an increase in retention levels, business growth and changes in foreign currency exchange rates.

•	India by $4 million due to higher claims and business growth, partially offset by management’s update of assumptions used to determine estimated gross profits.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Argentina by $250 million primarily due to the elimination of liabilities for claims and premium deficiencies of $208 million resulting from pension reform. Under the reform plan, which is effective January 1, 2008, fund administrators are no longer liable for new death and disability claims of the plan participants. Also contributing is a decrease in interest- and market-indexed policyholder liabilities and the favorable impact of reductions in claim liabilities resulting from experience reviews in both the current and prior years.

•	Mexico by $63 million, primarily due to a decrease in certain policyholder liabilities of $117 million caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to 2006 and a reduction in claim liabilities resulting from experience reviews, offset by an increase of $10 million due to a decrease in 2006 of policyholder benefits associated with a large group policy that was not renewed by the policyholder, an increase of $6 million due to a benefit in 2006 from the elimination of liabilities for pending claims that were determined to be invalid following a review, as well as business growth.

•	Brazil of $13 million primarily due to the impact in 2006 of increases in policyholder liabilities from higher than expected mortality on specific blocks of business, partially offset by changes in foreign currency exchange rates.

•	The United Kingdom by $8 million, due to a reduction of claim liabilities based on a review of experience.

Decreases in other countries accounted for the remainder of the change.

Other expenses increased by $218 million, or 14%, to $1,749 million for the year ended December 31, 2007 from $1,531 million for 2006.

Other expenses increased in:

•	Argentina by $153 million, primarily due to a liability of $128 million for servicing obligations that was established as a result of pension reform. Under the reform plan, which is effective January 1, 2008, the Company retains the obligation for administering certain existing and future participants’ accounts for which they receive no revenue. Also contributing is an increase in commissions on bancassurance business, an increase in retention incentives related to pension reform, the impact of management’s update of DAC assumptions as a result of pension reform and growth, partially offset by a lower increase in liabilities due to inflation and exchange rate indexing.

•	South Korea by $92 million, primarily due to the favorable impact in 2006 of $60 million in DAC amortization associated with the implementation of a more refined reserve valuation system and additional expenses in 2007 associated with growth and infrastructure initiatives, as well as business growth and higher bank insurance fees, partially offset by a decrease in DAC amortization related to market performance.

•	Mexico by $27 million primarily due to higher expenses related to business growth and the favorable impact in 2006 of liabilities related to employment matters that were reduced, offset by a decrease in DAC amortization resulting from management’s update of assumptions used to determine estimated gross profits in both the current and prior years, and a decrease in liabilities based on a review of outstanding remittances.

•	India by $14 million primarily due to headcount increases and growth initiatives, partially offset by the impact of management’s update of assumptions used to determine estimated gross profits.

•	Australia by $12 million primarily due to business growth and changes in foreign currency exchange rates.

•	Chile by $12 million primarily due to higher compensation costs, higher spending on infrastructure and marketing programs and growth, partially offset by a decrease in DAC amortization related to inflation indexing.

•	Hong Kong by $11 million due to the acquisition of the remaining 50% interest in MetLife Fubon and the resulting consolidation of the operation.

•	Ireland by $10 million due to additional start-up costs, as well as $5 million of foreign currency transaction losses.

•	Brazil by $9 million primarily due to changes in foreign currency exchange rates, partially offset by an increase in litigation liabilities in 2006.

•	The United Kingdom by $2 million due to changes in foreign currency rates and higher spending on business initiatives, partially offset by lower DAC amortization resulting from calculation refinements.

Partially offsetting these increases in other expenses were decreases in:

•	Taiwan by $118 million primarily due to a one-time increase in DAC amortization in 2006 of $77 million due to a loss recognition adjustment resulting from low interest rates relative to product guarantees coupled with high persistency rates on certain blocks of business, an increase in DAC amortization in 2006 associated with the implementation of a new valuation system, expenses of $17 million in 2006 related the termination of the agency distribution channel and expense reductions recognized in 2007 due to elimination of the agency distribution channel.

•	The home office of $4 million primarily due to the elimination of certain intercompany expenses previously charged to the International Segment, offset by higher spending on growth and infrastructure initiatives.

Decreases in other countries accounted for the remainder of the change.

Changes in foreign currency exchange rates accounted for a $105 million increase in total expenses.

Auto & Home

The following table presents consolidated financial information for the Auto & Home segment for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues
Premiums	$2,971	$2,966	$2,924
Net investment income	186	196	177
Other revenues	38	43	22
Net investment gains (losses)	(135)	15	3

Total revenues	3,060	3,220	3,126

Expenses
Policyholder benefits and claims	1,919	1,807	1,717
Policyholder dividends	5	4	5
Other expenses	804	829	846

Total expenses	2,728	2,640	2,568

Income before provision for income tax	332	580	558
Provision for income tax	57	144	142

Net income	$275	$436	$416

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — Auto & Home

Net Income

Net income decreased by $161 million, or 37%, to $275 million for the year ended December 31, 2008 from $436 million for the comparable 2007 period.

The decrease in net income was primarily attributable to an increase in net investment losses of $98 million, net of income tax, and an increase in policyholder benefits and claims of $75 million, net of income tax.

The increase in net investment losses is due to an increase in losses on fixed maturity and equity securities. The increase in losses on fixed maturity and equity securities is primarily attributable to an increase in impairments associated with financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and federal government assisted capital market infusion transactions in the third and fourth quarters of 2008, as well as other credit related impairments or losses on fixed maturity and equity securities where the Company did not intend to hold securities until recovery in conjunction with overall market declines occurring throughout the year.

The increase in policyholder benefits and claims of $75 million, net of income tax, was comprised primarily of an increase of $134 million, net of income tax, in catastrophe losses resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states in the second quarter of the current year and hurricanes Ike, Gustav and Hanna in the third quarter of the current year, offset by $20 million, net of income tax, of additional favorable development of prior years’ catastrophe losses and loss adjustment expenses, primarily from hurricane Katrina. A decrease in non-catastrophe policyholder benefits and claims improved net income by $39 million, net of income tax, resulting from $51 million, net of income tax, of lower losses due to lower severity in the auto line of business and $8 million, net of income tax, of additional favorable development of prior year non-catastrophe losses and $8 million, net of income tax, in unallocated loss adjustment expenses, primarily from lower employee costs, offset by an increase of $23 million, net of income tax, from higher non-catastrophe claim frequencies primarily in the homeowners line of business and a $5 million, net of income tax, increase related to higher earned exposures.

Offsetting this decrease in net income was an increase in premiums of $3 million, net of income tax, comprised of an increase of $11 million, net of income tax, related to increased exposures and an increase of $16 million, net of income tax, from a decrease in catastrophe reinsurance costs. Offsetting these increases in premiums was a decrease of $20 million, net of income tax, related to a reduction in average earned premium per policy and a decrease of $4 million, net of income tax, in premiums from various involuntary programs.

In addition, net investment income decreased by $6 million, net of income tax, primarily due to a smaller asset base.

Also impacting net income was a decrease of $16 million, net of income tax, in other expenses and a decrease of $3 million, net of income tax, in other revenues.

Income taxes contributed $2 million to net income over the expected amount primarily due to favorable resolution of a prior year audit. A greater proportion of tax advantaged investment income resulted in a decline in the segment’s effective tax rate.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $10 million, or 0.3%, to $3,195 million for the year ended December 31, 2008 from $3,205 million for the comparable 2007 period.

Premiums increased by $5 million due to an increase of $14 million related to increased exposures and a decrease of $25 million in catastrophe reinsurance costs. These increases in premiums were offset by a decrease of $28 million related to a reduction in average earned premium per policy and a decrease of $6 million in premiums primarily from various involuntary programs.

Net investment income decreased by $10 million primarily due to a smaller asset base. Other revenues decreased $5 million primarily related to slower than anticipated claims payments resulting in slower recognition of deferred income in 2008 related to a reinsurance contract as compared to 2007 and less income from COLI.

Expenses

Total expenses increased by $88 million, or 3%, to $2,728 million for the year ended December 31, 2008 from $2,640 million for the comparable 2007 period.

Policyholder benefits and claims increased by $112 million due to an increase of $202 million in catastrophe losses primarily resulting from severe thunderstorms and tornadoes in the Midwestern and Southern states in the second quarter of the current year and hurricanes Ike, Gustav and Hanna in the third quarter of the current year, offset by $31 million of additional favorable development of prior years’ catastrophe losses and adjusting expenses, primarily from hurricane Katrina. Non-catastrophe policyholder benefits and claims decreased $59 million resulting from $79 million of lower losses due to lower severities, primarily in the auto line of business, $11 million of additional favorable development of prior year losses and a $12 million decrease in unallocated loss adjustment expenses primarily from lower employee costs, offset by an increase of $34 million from higher non-catastrophe claim frequencies, primarily in the homeowners line of business and a $9 million increase related to earned exposures.

Other expenses decreased by $25 million resulting mainly from a $21 million decrease in commissions, a $3 million decrease in surveys and underwriting reports and a $5 million decrease in other sales related expenses, offset by a $13 million change in deferred acquisition costs, all due to a decrease in policy activity, a decrease of $4 million related to a 2007 charge for structured settlements and a $5 million decrease from other minor fluctuations in a number of expense categories. Policyholder dividends increased by $1 million.

Underwriting results, including catastrophes, in the Auto & Home segment were unfavorable for the year ended December 31, 2008 than as compared to the 2007 period, as the combined ratio, including catastrophes, increased to 91.2% from 88.4% for the year ended December 31, 2007. Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2008, as the combined ratio, excluding catastrophes, decreased to 83.1% from 86.3% for the year ended December 31, 2007.

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

In addition, net investment income increased by $12 million, net of income tax, due primarily to a realignment of economic capital and an increase in net investment income from higher yields, somewhat offset by a lower asset base. Net investment gains (losses) increased by $8 million, net of income tax, for the year ended December 31, 2007 as compared to 2006.

In addition, other revenues increased by $14 million, net of income tax, due primarily to slower than anticipated claims payments in 2006 resulting in slower recognition of deferred income in 2006 related to a reinsurance contract as compared to 2007.

Negatively impacting net income were additional policyholder benefits and claims of $59 million, net of income tax, primarily due to $39 million, $20 million, and $16 million, all net of income tax, of losses related to higher claim frequencies, higher earned exposures and higher losses due to severity, respectively. In addition, a $13 million increase, net of income tax, in unallocated claims adjusting expenses and an increase of $12 million, net of income tax, from a reduction in favorable development of 2006 losses negatively impacted net income. Offsetting these increases was a $41 million, net of income tax, decrease in catastrophe losses, which included favorable development of 2006 catastrophe liabilities of $10 million, net of income tax.

In addition, there was a decrease of $1 million, net of income tax, in policyholder dividends that positively impacted net income.

Also favorably impacting net income was a reduction of $11 million, net of income tax, in other expenses related to lower information technology and advertising costs.

Revenues

Total revenues, excluding net investment gains (losses), increased by $82 million, or 3%, to $3,205 million for the year ended December 31, 2007 from $3,123 million for the comparable 2006 period.

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

In addition, other revenues increased $21 million due primarily to slower than anticipated claims payments resulting in slower recognition of deferred income in 2006 related to a reinsurance contract as compared to 2007.

Expenses

Total expenses increased by $72 million, or 3%, to $2,640 million for the year ended December 31, 2007 from $2,568 million for the comparable 2006 period.

Policyholder benefits and claims increased by $90 million which was primarily due to an increase of $59 million from higher claim frequencies, as a result of a return to normal weather patterns in 2007 compared to the milder weather in 2006 across the majority of the country, and a $25 million and $30 million increase in losses related to higher severity and higher earned exposures, respectively. In addition, an increase of $20 million in unallocated loss adjustment expenses, primarily resulting from an increase in claims-related information technology costs, and a $19 million decrease in favorable development of 2006 losses, representing $148 million of favorable development for 2007 as compared to $167 million for the 2006 period, increased policyholder benefits and claims. Offsetting these increases in losses was a decrease of $63 million in catastrophe losses, which includes $15 million of favorable loss development from 2006 catastrophes.

Policyholder dividends decreased by $1 million in 2007 as compared to 2006.

Other expenses decreased by $17 million primarily related to lower information technology and advertising costs, partially offset by minor changes in a variety of expense categories.

Underwriting results, excluding catastrophes, in the Auto & Home segment were favorable for the year ended December 31, 2007, although lower than the comparable period of 2006, as the combined ratio, excluding catastrophes, increased to 86.3% from 82.8% for the year ended December 31, 2006.

Corporate & Other

The following table presents consolidated financial information for Corporate & Other for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues
Premiums	$28	$35	$37
Net investment income	817	1,419	998
Other revenues	184	72	43
Net investment gains (losses)	947	45	(154)

Total revenues	1,976	1,571	924

Expenses
Policyholder benefits and claims	48	46	38
Interest credited to policyholder account balances	7	—	—
Other expenses	1,898	1,409	1,362

Total expenses	1,953	1,455	1,400

Income (loss) from continuing operations before provision (benefit) for income tax	23	116	(476)
Provision for income tax	(143)	(129)	(437)

Income (loss) from continuing operations	166	245	(39)
Income (loss) from discontinued operations, net of income tax	(293)	195	3,285

Net income (loss)	(127)	440	3,246
Preferred stock dividends	125	137	134

Net income (loss) available to common shareholders	$(252)	$303	$3,112

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007 — Corporate & Other

Income from Continuing Operations

Income from continuing operations decreased by $79 million, or 32%, to $166 million for the year ended December 31, 2008 from $245 million for the prior year.

Included in this decrease in income from continuing operations is an increase in net investment gains of $586 million, net of income tax. The increase in net investment gains arises principally from the elimination of $993 million, net of income tax, of net investment losses arising from the transfer of fixed maturity securities between segments. This was partially offset by increased losses of $263 million, net of income tax, primarily due to net investment losses on fixed maturity securities and derivatives, and, to a much lesser degree, losses on equity securities, mortgage and consumer loans, and other limited partnership interests which are partially offset by foreign currency transaction gains originating within Corporate & Other. The fixed maturity and equity security losses include losses on sales of securities and impairments associated with financial services industry holdings which experienced losses as a result of bankruptcies, FDIC receivership, and federal government assisted capital infusion transactions in the third and fourth quarters of 2008, as well as other credit related impairments or losses on fixed maturity or equity securities where the Company did not intend to hold the securities until recovery in conjunction with overall market declines occurring throughout the year. The derivative losses were primarily driven by foreign currency swaps caused by unfavorable interest rate and foreign exchange movements. The derivative losses were partially offset by foreign currency transaction gains associated with foreign denominated long-term debt.

Excluding the impact of net investment gains (losses), income from continuing operations decreased by $665 million, compared to the prior year.

The decrease in income from continuing operations excluding net investment gains (losses) was primarily attributable to lower net investment income, higher corporate expenses, higher interest expense, higher legal costs and higher interest credited to policyholder account balances of $391 million $216 million, $104 million, $46 million and $5 million, respectively, each of which were net of income tax. This decrease was partially offset by higher other revenues, lower interest on uncertain tax positions, and lower interest credited to bankholder deposits of $73 million, $27 million and $21 million, respectively, each of which were net of income tax. Tax benefits decreased by $17 million over the prior year primarily due to a $16 million recognition of a deferred tax liability related to the RGA split-off and $1 million decrease from the difference of finalizing the Company’s 2007 tax return in 2008 when compared to finalizing the Company’s 2006 tax return in 2007 and the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $497 million, or 33%, to $1,029 million for the year ended December 31, 2008 from $1,526 million for the prior year.

This decrease was primarily due to a decrease in net investment income excluding MetLife Bank of $644 million, mainly due to reduced yields on other limited partnership interests including hedge funds and real estate and real estate joint ventures partially offset by higher securities lending results. This decrease in yields was partially offset by a higher asset base related to the investment of proceeds from issuances of junior subordinated debt in December 2007 and April 2008, collateral financing arrangements to support statutory reserves in May 2007 and December 2007, common stock in October 2008, and funding agreements with FHLB of NY in November 2008 partially offset by repurchases of outstanding common stock, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. A fractional repositioning of the portfolio from short-term investments resulted in higher leveraged lease income. Net investment income on MetLife Bank increased $42 million from higher asset base and mortgage loan production primarily from acquisitions in 2008. Other revenues increased $112 million primarily related to MetLife Bank loan origination and servicing fees of $126 million from acquisitions in 2008, an adjustment in the prior year of surrender values on COLI policies of $13 million, and income from counterparties on collateral pledged in 2008 of $6 million, partially offset by $37 million lower revenue from a prior year resolution of an indemnification claim associated with the 2000 acquisition of GALIC. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $498 million, or 34%, to $1,953 million for the year ended December 31, 2008 from $1,455 million for the prior year.

Corporate expenses were higher by $333 million primarily due to higher MetLife Bank costs of $164 million for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher post employment related costs of $101 million in the current year associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative, higher corporate support expenses of $72 million, which included incentive compensation, rent, advertising, and information technology costs. Corporate expenses also increased from lease impairments of $38 million for company use space that is currently vacant, and higher costs from MetLife Foundation contributions of $18 million, partially offset by a reduction in deferred compensation expenses of $60 million. Interest expense was higher by $158 million due to the issuances of junior subordinated debt in December 2007 and April 2008 and collateral financing arrangements in May 2007 and December 2007, partially offset by rate reductions on variable rate collateral financing arrangements in 2008, the prepayment of shares subject to mandatory redemption in October 2007 and the reduction of commercial paper outstanding. Legal costs were higher by $72 million primarily due to asbestos insurance costs of $38 million, which included $35 million for the commutation of three asbestos-related excess insurance policies and $3 million for amortization and valuation of those policies prior to the commutation, $29 million higher for decreases in prior year legal liabilities partially offset by current year decreases resulting from the resolution of certain matters, and an increase in other legal fees of $5 million. Interest credited to policyholder account balances was $7 million in the current year as a result of issuance of funding agreements with FHLB of NY in November

2008. Interest on uncertain tax positions was lower by $41 million as a result of a settlement payment to the IRS in December 2007 and a decrease in published IRS interest rates. Interest credited on bankholder deposits decreased by $33 million at MetLife Bank due to lower interest rates, partially offset by higher bankholder deposits. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Year Ended December 31, 2007 compared with the Year Ended December 31, 2006 — Corporate & Other

Income from Continuing Operations

Income from continuing operations increased by $284 million, to a gain of $245 million for the year ended December 31, 2007 from a loss of $39 million for 2006. Included in this increase were lower net investment losses of $129 million, net of income tax. Excluding the impact of net investment gains (losses), income from continuing operations increased by $155 million.

The increase in income from continuing operations was primarily attributable to higher net investment income, lower corporate expenses, higher other revenues, integration costs incurred in 2006, and lower legal cost of $274 million, $59 million, $19 million, $17 million, and $7 million, respectively, each of which were net of income tax. This was partially offset by higher interest expense on debt, higher interest on uncertain tax positions, and higher interest credited to bankholder deposits of $86 million, $23 million, and $3 million respectively, each of which were net of income tax. Tax benefits decreased by $102 million over the comparable period in 2006 due to the Company’s implementation of FIN 48, the difference of finalizing the Company’s 2006 tax return in 2007 when compared to finalizing the Company’s 2005 tax return in 2006 and the difference between the actual and the estimated tax rate allocated to the various segments.

Revenues

Total revenues, excluding net investment gains (losses), increased by $448 million, or 42%, to $1,526 million for the year ended December 31, 2007 from $1,078 million for 2006. This increase was primarily due to increased net investment income of $421 million, mainly on fixed maturity securities, driven by a higher asset base related to the reinvestment of proceeds from the sale of the Peter Cooper Village and Stuyvesant Town properties during the fourth quarter of 2006 and the investment of proceeds from issuances of junior subordinated debt in December 2006 and December 2007 and collateral financing arrangements to support statutory reserves in May 2007 and December 2007. Net investment income also increased on other limited partnerships, real estate and real estate joint ventures, and mortgage loans. Other revenues increased by $29 million primarily related to the resolution of an indemnification claim associated with the 2000 acquisition of GALIC, offset by an adjustment of surrender values on COLI policies. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $55 million, or 4%, to $1,455 million for the year ended December 31, 2007 from $1,400 million for 2006. Interest expense was higher by $133 million due to the issuances of junior subordinated debt in December 2006 and December 2007 and collateral financing arrangements in May 2007 and December 2007, respectively, and from settlement fees on the prepayment of shares subject to mandatory redemption in October 2007, partially offset by the maturity of senior notes in December 2006 and the reduction of commercial paper outstanding. Interest on uncertain tax positions was higher by $35 million as a result of an increase in published Internal Revenue Service interest rates and a change in the method of estimating interest expense on tax contingencies associated with the Company’s implementation of FIN 48. As a result of higher interest rates, interest credited on bank deposits increased by $5 million at MetLife Bank. Corporate expenses are lower by $90 million primarily due to lower corporate support expenses of $67 million, which included advertising, start-up costs for new products and information technology costs, and lower costs from reductions of MetLife Foundation contributions of $23 million. Integration costs incurred in prior year were $25 million. Legal costs were lower by $11 million primarily due to a reduction in 2007 of $35 million of legal liabilities resulting from the settlement of certain cases; lower other legal costs of $3 million partially offset by higher amortization and valuation of an asbestos insurance recoverable of $27 million. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Liquidity and Capital Resources

Extraordinary Market Conditions

Since mid-September 2008, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. The U.S. Government, as well as governments in many foreign markets in which the Company operates, have responded to address market imbalances and taken meaningful steps intended to eventually restore market confidence. Continuing adverse financial market conditions could significantly affect the Company’s ability to meet liquidity needs and obtain capital.

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, management believes that the Company has ample liquidity and capital resources to meet business requirements under current market conditions.

Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. Management has taken steps to strengthen liquidity in light of its assessment of the impact of market conditions and will continue to monitor the situation closely. Asset/Liability Management (“ALM”) needs and opportunities are also being evaluated and managed in light of market conditions and, where appropriate, ALM strategies are adjusted to achieve management goals and objectives. The Company’s short-term liquidity position (cash and cash equivalents and short term investments, excluding cash collateral received under the Company’s securities lending program and in connection with derivative instruments that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities) was $26.7 billion and $10.9 billion at December 31, 2008 and 2007, respectively. This higher than normal level of short-term liquidity was accumulated to provide additional flexibility to address potential variations in cash needs while credit market conditions remained distressed. In 2009, we anticipate short-term liquidity will be brought down in a prudent manner and invested according to the Company’s ALM discipline in appropriate assets over time. There may be potential implications for earnings if the reinvestment process occurs over an extended period of time due to challenging market conditions or asset availability. The asset portfolio will continue to be defensively positioned in 2009 with an emphasis on higher credit quality, more liquid asset types. However, considering the continued, somewhat uncertain credit market conditions, management plans to continue to maintain a slightly higher than normal level of short-term liquidity.

During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. The dislocation in the credit markets has limited the access of financial institutions to long-term debt and hybrid capital. While, in general, yields on benchmark U.S. Treasury securities were historically low during 2008, related spreads on debt instruments, in general, and those of financial institutions, specifically, were as high as they have been in MetLife’s history as a public company.

Liquidity Needs of the Insurance Business.  With respect to the Company’s insurance businesses, Individual and Institutional segments tend to behave differently under these extraordinary market conditions. In the Company’s Individual segment, which includes individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis. For both fixed and variable annuities, net flows were positive and lapse rates declined.

Within the Institutional segment, the retirement & savings business consists of general account values of $101 billion at December 31, 2008. Approximately, $97 billion of that amount is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as global GICs that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management expectations.

With regard to Institutional’s retirement & savings liabilities where customers have limited liquidity rights at December 31, 2008, there were $3 billion of funding agreements that could be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 90 days, and that applies to only $1 billion of these liabilities. The remainder of the notice periods are between 6 and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, less than $1 billion of the retirement & savings liabilities were subject to such triggers. In addition, such early terminations payments are subject to 90 day prior notice. Management controls the liquidity exposure that can arise from these various product features.

Securities Lending.  The Company’s securities lending business has been affected by the extraordinary market environment. In this activity, blocks of securities, which are included in fixed maturity and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally requires a minimum of 102% of the current estimated fair value of the loaned securities to be obtained at inception of a loan, and maintained at a level greater than or equal to 100% for duration of the loan. During the extraordinary market events occurring in the fourth quarter of 2008, the Company, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the market value of loaned such loaned securities. These loans involved U.S. Treasury bills, which are considered to have limited variation in their market value during the term of the loan. Securities with a cost or amortized cost of $20.8 billion and $41.1 billion and an estimated fair value of $22.9 billion and $42.1 billion were on loan under the program at December 31, 2008 and 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $23.3 billion and $43.3 billion at December 31, 2008 and 2007, respectively. Of this $23.3 billion of cash collateral at December 31, 2008, $5.1 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral and $14.7 billion and $3.5 billion are due within 30 days and 60 days, respectively. The estimated fair value of the securities related to the cash collateral on open at December 31, 2008 has been reduced to $5.0 billion from $15.8 billion at November 30, 2008. Of the $5.0 billion of estimated fair value of the securities related to the cash collateral on open at December 31, 2008, $4.4 billion were U.S. Treasury and agency securities which, if put to the Company, could be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury and agency securities and very liquid residential mortgage-backed securities. The U.S. Treasury securities on loan were primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that were on loan were put back to the Company, the proceeds from immediately selling these securities could be used to satisfy the related cash requirements. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $19.5 billion at December 31, 2008, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio were to become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demand when securities are put back to the Company. Based upon present market conditions, management anticipates the securities lending programs will be maintained in the $18 to $25 billion range. This estimate has been factored into the Company’s liquidity and investment plans. Management plans to continue to lend securities and believes it has appropriate policies and guidelines in place to manage this activity at a reduced level through this extraordinary business environment. See “— Investments — Securities Lending.”

Internal Asset Transfers.  MetLife employs an internal asset transfer process that allows for the sale of securities among the business portfolio segments for the purposes of efficient asset/liability matching. The execution of the internally transferred assets is permitted when mutually beneficial to both business segments. The asset is transferred at estimated fair market value with corresponding gains (losses) being eliminated in Corporate & Other.

During the fourth quarter of 2008, at a time of severe market disruption, internal asset transfers were utilized extensively to preserve economic value for MetLife by transferring assets across business segments instead of selling them to external parties at depressed market prices. Securities with an estimated fair value of $11.3 billion were transferred across business segments in the fourth quarter of 2008 generating $1.4 billion in net investment losses, principally within Individual and Institutional, with the offset in Corporate & Other’s net investment gains (losses).

Collateral.  The Company does not operate a financial guarantee or financial products business with exposures in derivative products that could give rise to extremely large collateral calls. The Company is a net receiver of collateral from counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two notch downgrade would impact the Company’s derivative collateral requirements by less than $200 million at December 31, 2008. As a result, the Company does not have significant exposure to any credit ratings dependent liquidity factors resulting from current derivatives positions.

Holding Company.  The Holding Company relies principally on dividends from its subsidiaries to meet its cash requirements. None of the Holding Company long-term debt is due before 2011, so there is no near-term roll-over risk. The Holding Company’s commercial paper program, which amounts to $300 million at December 31, 2008, is kept active but is not used to fund on-going operating business requirements. In addition to its other fixed obligations, the Holding Company has and may be required to pledge further collateral under collateral support agreements if the estimated fair value of the related derivatives and/or collateral financing arrangements declines. The Holding Company holds significant liquid assets of $2.7 billion at December 31, 2008. At December 31, 2008, the Holding Company had pledged $820 million of liquid assets under collateral support agreements. See “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.”

Government Programs.  The Company is participating in certain economic stabilization programs established by various government institutions as described under “The Company — Liquidity and Capital Resources.”

Capital.  This shift resulted in a relative increase in the cost of new debt capital and new credit. For example, in August 2008, MetLife remarketed senior unsecured debt with a ten-year maturity at a 6.817% coupon. At December 31, 2008, the average coupon on ten-year senior unsecured debt of the Holding Company, excluding the debt remarketed in August 2008, is 5.40%, or 1.40% less than that of the debt remarketed in August 2008.

MetLife has no floating rate debt, other than that of the collateral financing arrangements of $5.2 billion which float based upon 3-month LIBOR and the proceeds of which are invested in floating rate assets, and has issued $600 million in a single series of LIBOR-based preferred stock with a 4% floor. This series represents a small portion of MetLife’s fixed charges. At current levels, LIBOR would have to increase by 180 basis points (over 145% increase) to have any impact on the dividend for these preferred securities.

MetLife amended and restated certain of its credit agreements in December 2008. These changes included increases in pricing for these agreements compared to the original rates.

In February 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debentures underlying the common equity units. The Series B junior subordinated debentures were modified as permitted by their terms to be 7.717% senior debt securities, Series B, due February 15, 2019. See “— Subsequent Events.” This issuance reflects a moderate increase in the Company’s cost of borrowing.

As discussed above, market values experienced significant volatility during the third and fourth quarters of 2008. This market disruption impacted unrealized gains and losses, which are included in accumulated other comprehensive income (loss). To strengthen our capital position and increase our cushion against potential realized and unrealized losses in October 2008, the Company issued common stock for gross proceeds of $2.3 billion to be used for general corporate purposes and potential strategic initiatives.

MetLife has no current plans to raise additional capital.

The Company

Capital

Capital and liquidity represent the financial strength of the Company and reflect its ability to generate strong cash flows at the operating companies, borrow funds at competitive rates and raise additional capital to meet operating and growth needs. To strengthen its capital position, in October 2008, the Company issued $2.3 billion of common stock. The Company’s capital structure is managed to maintain a “AA” financial strength ratings target.

Statutory Capital and Dividends.  Our insurance subsidiaries have statutory surplus and RBC levels well above levels to meet current regulatory requirements and levels needed to support the business risk at an “AA” financial strength rating.

RBC requirements are used as minimum capital requirements by the National Association of Insurance Commissioners (“NAIC”) and the state insurance departments to identify companies that merit further regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to each of the Holding Company’s domestic insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these subsidiaries was in excess of each of those RBC levels.

The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or other parent entities is constrained by the amount of surplus we hold to maintain our ratings, and to provide an additional margin for risk protection and for future investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and redeploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval.

Rating Agencies.  The rating agencies assign insurer financial strength ratings to the Company’s domestic life subsidiaries and credit ratings to subsidiaries of the Company which directly issue or guarantee substantially all of the Company’s senior unsecured obligations. The level and composition of our regulatory capital at the subsidiary level and equity capital of the Company are among the many factors considered in determining the Company’s insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology and assessments are generally based on a combination of factors.

The Company’s financial strength ratings targets for its domestic life insurance companies are “AA/Aa2/AA/A+” for S&P, Moody’s, Fitch, and A.M. Best. The Company’s long-term senior debt credit rating targets are “A/A2/A/a” for S&P, Moody’s, Fitch, and A.M. Best.

In November 2008, A.M. Best downgraded the insurer financial strength rating for Texas Life Insurance Company from A to A-.

At December 31, 2008, A.M. Best, Fitch, Moody’s and S&P each had MetLife and its Subsidiaries’ insurer financial strength and credit ratings on “stable” outlook; however, (i) on February 9, 2009, Moody’s revised its outlook to “negative,” (ii) on February 11, 2009, Fitch revised its outlook to “negative” and anticipates completing its review within the next several weeks and will reflect those results in the ratings at that time, (iii) on February 20, 2009, A.M. Best downgraded the credit ratings of MetLife, Inc. and certain of its subsidiaries with a stable outlook, and (iv) on February 26, 2009, S&P downgraded the insurer financial strength and credit ratings of MetLife, Inc. and certain of its subsidiaries, with a “substantive” outlook.

In September and October 2008, A.M. Best, Fitch, Moody’s, and S&P each revised its outlook for the U.S. life insurance sector to negative from stable. In January 2009, S&P reiterated its negative outlook on the U.S. life insurance sector. Management believes that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

A downgrade in the credit or financial strength (i.e., claims-paying) ratings of the Company or its subsidiaries would likely impact the cost and availability of unsecured financing for the Company and its subsidiaries and result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements.

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. The Company’s liquidity position is defined as cash and cash equivalents, short-term investments and publicly-traded securities excluding (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and publicly-traded securities on deposit with regulatory agencies; and (iv) securities held-in-trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. The Company’s liquidity position was $139.4 billion and $163.8 billion at December 31, 2008 and 2007, respectively.

Liquidity needs are determined from a rolling 12-month forecast by portfolio and are monitored daily. Asset mix and maturities are adjusted based on forecast. Cash flow testing and stress testing provide additional perspectives on liquidity, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. Management believes that the Company has ample liquidity and capital resources to meet business requirements and unlikely but reasonably possible stress scenarios under current market conditions. The Company includes provisions limiting withdrawal rights on many of its products, including general account institutional pension products (generally group annuities, including GICs, and certain deposit fund liabilities) sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product.

In the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has various alternatives available depending on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.

Under stressful market and economic conditions, liquidity broadly deteriorates which could negatively impact the Company’s ability to sell investment assets. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements, the Company may have difficulty selling investment assets in a timely manner, be forced to sell them for less than the Company otherwise would have been able to realize, or both. In addition, in the event of such forced sale, accounting rules require the recognition of a loss and may require the impairment of other such securities based upon the Company’s ability to hold such securities which, may negatively impact the Company’s financial statements.

In extreme circumstances, all general account assets — other than those which may have been pledged to a specific purpose — within a statutory legal entity are available to fund obligations of the general account within that legal entity. A disruption in the financial markets could limit the Holding Company’s access to or cost of liquidity. See “Extraordinary Market Conditions.”

Liquidity and Capital Sources

Cash Flows from Operations.  The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. See “Extraordinary Market Conditions” and “Liquidity and Capital Uses — Contractual Obligations.”

Cash Flows from Investments.  The Company’s principal cash inflows from its investment activities come from repayments of principal, proceeds from maturities and sales of invested assets and net investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market volatilities. The Company closely monitors and manages these risks through its credit risk management process. During the latter half of 2008, the Company increased its short-term liquidity position in response to the extraordinary market conditions. The Company’s short-term liquidity position defined as cash, cash equivalents and short-term investments excluding both cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and collateral received from counterparties in connection with derivative instruments was $26.7 billion and $10.9 billion at December 31, 2008 and 2007, respectively. See “— Investments — Current Environment.”

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities excluding (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At December 31, 2008 and 2007, the Company had $139.4 billion and $163.8 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. See “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including repurchase agreements and commercial paper. Capital is provided by a variety of long-term instruments, including medium- and long-term debt, junior subordinated debt securities, capital securities and stockholders’ equity. The diversity of the Company’s funding sources enhances flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. See “Extraordinary Market Conditions.”

During the turbulent market conditions of 2008, the Company has utilized various means of short-term and long-term financing including:

•	The Company is participating in certain economic stabilization programs established by various government institutions. The Federal Reserve Bank of New York’s Commercial Paper Funding Facility (“CPFF”) is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut, was accepted in October 2008 for the CPFF and may issue a maximum amount of $3.8 billion under the CPFF. At December 31, 2008, MetLife Short Term Funding LLC had used $1,650 million of its available capacity under the CPFF, and such amount was deposited under the related funding agreements. MetLife Funding, Inc. was accepted in November 2008 for the Federal Reserve Bank of New York’s CPFF and may issue a maximum amount of $1 billion under the CPFF. No drawdown by MetLife Funding, Inc. has taken place under this facility as of the date hereof. In December 2008, MetLife, Inc. elected to continue to participate in the debt guarantee component of the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (the “FDIC Program”). Under the terms of the FDIC Program, the FDIC will guarantee through June 2012 (or maturity, if earlier) the payment of certain newly-issued senior unsecured debt of MetLife, Inc. and any eligible affiliates. The Company also notified the FDIC that it elected the option of excluding specified senior unsecured debt maturing after June 30, 2012 from the guarantee before reaching the limits on the amount of guaranteed debt under the FDIC Program ($398 million for MetLife, Inc. and $178 million for MetLife Bank, N.A. which may issue guaranteed debt under its limit, as well as unused amounts under MetLife, Inc.’s limit). The Company opted out of the component of the FDIC Program that guarantees non-interest bearing deposit transaction accounts. Management cannot predict how the markets may react to these elections or to any debt issued subject to the terms of the FDIC Program.

MetLife, Inc. and MetLife Funding, Inc. each have commercial paper programs. The commercial paper markets have effectively closed to certain issuers, depending upon their ratings. Depending on market conditions, we may issue shorter maturities than we would otherwise like.

•	MetLife Bank, N.A. has pledged loans and securities with the Federal Reserve Bank of New York to have the capacity to borrow at the Discount Window or under the Term Auction Facility. At December 31, 2008, MetLife Bank had borrowed $950 million under the Term Auction Facility for various short-term maturities. In addition, as a member of the Federal Home Loan Bank of New York (“FHLB of NY”), MetLife Bank has entered into repurchase agreements with FHLB of NY on a short-term and long-term basis, with a total liability for repurchase agreements with the FHLB of NY of $1.8 billion at December 31, 2008. Management expects MetLife Bank to take further advantage of these funding sources in the future. In addition, the Company had obligations under funding agreements with the FHLB of NY of $15.2 billion and $4.6 billion at December 31, 2008 and December 31, 2007 respectively for MLIC and with the FHLB of Boston of $526 million and $726 million at December 31, 2008 and December 31, 2007 respectively for MICC. The FHLB of Boston had also advanced $300 million to MICC at December 31, 2008, which is included in short-term debt. In the current market environment, the Federal Home Loan Bank system has demonstrated its commitment to provide funding to its members especially through these stressful market conditions. Management expects the renewal of these funding resources. See Note 7 of the Notes to the Consolidated Financial Statements

As described below in “Debt Issuances and Other Borrowings” and above in “Extraordinary Market Conditions” the Company sold various long-term debt securities in August 2008 and February 2009 in connection with the remarketing of the junior subordinated debentures issued in connection with the common equity units. The Company also issued common stock in October 2008 as described in “Extraordinary Market Conditions.”

At December 31, 2008 and 2007, the Company had outstanding $2.7 billion and $667 million in short-term debt, respectively, and $9.7 billion and $9.1 billion in long-term debt, respectively. At December 31, 2008 and 2007, the Company had outstanding $5.2 billion and $4.9 billion in collateral financing arrangements, respectively, and $3.8 billion and $4.1 billion in junior subordinated debt, respectively. Long-term and short-term debt includes certain advances from the FHLB of NY.

Debt Issuances and Other Borrowings.  In April 2008, MetLife Capital Trust X, a variable interest entity (“VIE”) consolidated by the Company, issued exchangeable surplus trust securities (the “2008 Trust Securities”) with a face amount of $750 million. The 2008 Trust Securities will be exchanged into a like amount of the Holding Company’s junior subordinated debentures on April 8, 2038, the scheduled redemption date, mandatory under certain circumstances, and at any time upon the Holding Company exercising its option to redeem the securities. The 2008 Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is April 8, 2068. The Holding Company may cause the redemption of the 2008 Trust Securities or debentures (i) in whole or in part, at any time on or after April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the 2008 Trust Securities or debentures is payable semi-annually at a fixed rate of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. In the event the 2008 Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 5.540%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the 2008 Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the 2008 Trust Securities, the Holding Company entered into a replacement capital covenant (“RCC”). As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before April 8, 2058, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2038 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of the 2008 Trust Securities of $8 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the 2008 Trust Securities until their scheduled redemption. Interest expense on the 2008 Trust Securities was $51 million for the year ended December 31, 2008.

In December 2007, MetLife Capital Trust IV (“Trust IV”), a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “2007 Trust Securities”) with a face amount of $700 million and a discount of $6 million ($694 million). The 2007 Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on December 15, 2037, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The 2007 Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is December 15, 2067. The Holding Company may cause the redemption of the 2007 Trust Securities or debentures (i) in whole or in part, at any time on or after December 15, 2032 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2032 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the 2007 Trust Securities or debentures is payable semi-annually at a fixed rate of 7.875% up to, but not including, December 15, 2037, the scheduled redemption date. In the event the 2007 Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 3.96%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the 2007 Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the 2007 Trust Securities, the Holding Company entered into a RCC. As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2057, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2037 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of the 2007 Trust Securities of $10 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the 2007 Trust Securities until their scheduled redemption. Interest expense on the 2007 Trust Securities was $55 million and $3 million, for the years ended December 31, 2008 and 2007, respectively.

In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion of 35 year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of 3-month LIBOR plus 0.55%, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval. At both December 31, 2008 and 2007, surplus notes outstanding were $2.5 billion. Simultaneous with the issuance of the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus notes. In addition, the Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement. During the year ended December 31, 2008, the

Holding Company paid $800 million to the unaffiliated financial institution related to a decline in the estimated fair value of the surplus notes. This payment reduced the amount under the agreement on which the Holding Company’s interest payment is due but did not reduce the outstanding amount of the surplus notes. In addition, the Holding Company had pledged collateral of $230 million to the unaffiliated financial institution at December 31, 2008. No collateral had been pledged at December 31, 2007. A majority of the proceeds from the offering of the surplus notes were placed in trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities. During 2007 and 2008, the Company deposited $2.0 billion and $314 million, respectively, into the trust, from the proceeds of the surplus notes issued in 2007. At December 31, 2008 and 2007, the estimated fair value of assets held in trust by the Company was $2.1 billion and $2.0 billion, respectively. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheet, with the related income included within net investment income in the Company’s consolidated income statement. Interest on the collateral financing arrangement is included as a component of other expenses. Total interest expense was $117 million and $5 million for the years ended December 31, 2008 and 2007, respectively. See “The Holding Company — Liquidity and Capital Uses — Support Agreements” for a description of the support arrangement entered into in connection with this transaction.

In May 2007, the Holding Company and MetLife Reinsurance Company of South Carolina (“MRSC”), a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At December 31, 2008 and 2007, $2.7 billion and $2.4 billion, respectively, had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. Proceeds from the collateral financing arrangement were placed in trust to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trust is a VIE which is consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trust. In connection with the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the estimated fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. For the year ended December 31, 2008, the Holding Company paid $320 million to the unaffiliated financial institution as a result of the decline in the estimated fair value of the assets in the trust. All of the $320 million was deposited into the trust. In January 2009, the Holding Company paid an additional $360 million to the unaffiliated financial institution as a result of the continued decline in the estimated fair value of the assets in trust which was also deposited into the trust. In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2008, the Holding Company had pledged $86 million under the agreement. No collateral had been pledged under the agreement at December 31, 2007. At December 31, 2008 and 2007, the Company held assets in trust with an estimated fair value of $2.4 billion and $2.3 billion, respectively, associated with this transaction. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheet, with the related income included within net investment income in the Company’s consolidated income statement. Interest on the collateral financing arrangement is included as a component of other expenses. Transaction costs associated with the collateral financing arrangement of $5 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance of the collateral financing arrangement to its expiration. Total interest expense was $107 million and $84 million for the years ended December 31, 2008 and 2007, respectively. See “The Holding Company — Liquidity and Capital Uses — Support Agreements” for a description of the support arrangement entered into in connection with this transaction.

In December 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. The debentures are scheduled for redemption on December 15, 2036; the final maturity of the debentures is December 15, 2066. The Holding Company may redeem the debentures (i) in whole or in part, at any time on or after December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest is payable semi-annually at a fixed rate of 6.40% up to, but not including, December 15, 2036, the scheduled redemption date. In the event the debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 2.205%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the debentures, the Holding Company entered into a RCC. As part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2056, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2036 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of the debentures of $13 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the debentures until their scheduled redemption. Interest expense on the debentures was $80 million, $80 million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MetLife Bank has entered into several repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. During the years ended December 31, 2008, 2007, and 2006, MetLife Bank received advances totaling $220 million, $390 million and $260 million, respectively, from the FHLB of NY, which were included in long-term debt. MetLife Bank also made repayments of $371 million, $175 million and $117 million to the FHLB of NY during the years ended December 31, 2008, 2007 and 2006, respectively. In addition, in 2008 following the acquisition of a mortgage origination and servicing business, MetLife Bank began a program of taking short-term advances from the FHLB of NY. The amount of the Company’s liability for repurchase agreements with the FHLB of NY that is included in long-term debt was $1.1 billion and $1.2 billion at December 31, 2008 and 2007, respectively and the amount that is included in short-term debt was $695 million at December 31, 2008.

MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of MLIC, serves as a centralized finance unit for the Company. Pursuant to a support agreement, MLIC has agreed to cause MetLife Funding to have a tangible net worth of at least one dollar. At both December 31, 2008 and 2007, MetLife Funding had a tangible net worth of $12 million. MetLife Funding raises cash from various funding sources and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of MLIC, to the Holding Company, MLIC and other affiliates. MetLife Funding manages its funding sources to enhance the financial flexibility and liquidity of MLIC and other affiliated companies. At December 31, 2008 and 2007, MetLife Funding had total outstanding liabilities, including accrued interest payable, of $414 million and $358 million, respectively, consisting primarily of commercial paper.

The Company is participating in certain economic stabilization programs established by various government institutions, including the CPFF and the FDIC program, as described above.

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.2 billion at December 31, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements as specified below. The facilities can be used for general corporate purposes and, at

December 31, 2008, $2.9 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these credit facilities were $17 million, of which $11 million related to deferred amendment fees for the year ended December 31, 2008. Information on these credit facilities at December 31, 2008 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$2,850	$2,313	$—	$537
MetLife Bank, N.A	July 2009 (2)	300	—	100	200

Total		$3,150	$2,313	$100	$737

(1)	In December 2008, the Holding Company and MetLife Funding, Inc. entered into an amended and restated $2.85 billion credit agreement with various financial institutions. The agreement amended and restated the $3.0 billion credit agreement entered into in June 2007. Proceeds are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. The Company limits its commercial paper outstanding relative to the amount of unused commitments under this facility. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015. Fees for this agreement include a 0.25% facility fee, 0.075% fronting fee, a letter of credit fee between 1% and 5% based on certain market rates and a 0.05% utilization fee, as applicable, and may vary based on MetLife, Inc.’s senior unsecured ratings. The Holding Company and MetLife Funding, Inc. incurred amendment costs of $11 million related to the $2,850 million amended and restated credit agreement, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement. The Holding Company did not have any deferred financing costs associated with the original June 2007 credit agreement.

(2)	In July 2008, the facility was increased by $100 million and its maturity extended for one year to July 2009. Fees for this agreement include a commitment fee of $10,000 and a margin of Federal Funds plus 0.11%, as applicable.

Committed Facilities.  The Company maintains committed facilities aggregating $11.5 billion at December 31, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements as specified below. The facilities are used for collateral for certain of the Company’s insurance liabilities. Management has no reason to believe that its lending counterparties are unable to fulfill their contractual obligations.

Total fees associated with these committed facilities were $35 million, of which $13 million related to deferred amendment fees for the year ended December 31, 2008. Information on committed facilities at December 31, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2009 (1)	$500	$—	$500	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (3)	500	—	490	10	7
Exeter Reassurance Company Ltd.	December 2027 (2),(4)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037 (5)	3,500	2,692	—	808	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2),(6)	2,896	—	1,359	1,537	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2),(7)	3,500	—	1,500	2,000	29

Total		$11,546	$2,692	$4,259	$4,595

(1)	In December 2008, the Holding Company entered into an amended and restated one year $500 million letter of credit facility (dated as of August 2008 and amended and restated at December 31, 2008), with an unaffiliated financial institution, Exeter Reassurance Company, Ltd. (“Exeter”) is a co-applicant under this letter of credit facility. This letter of credit facility matures in August 2009, except that letters of credit outstanding upon termination may remain outstanding until August 2010. Fees for this agreement include a margin of 2.25% and a utilization fee of 0.05%, as applicable. The Holding Company incurred amendment costs of $1.3 million related to the $500 million amended and restated letter of credit facility, which has been capitalized and included in other assets. These costs will be amortized over the term of the agreement.

(2)	The Holding Company is a guarantor under this agreement.

(3)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(4)	In December 2008, Exeter, as borrower, and the Holding Company, as guarantor, entered into an amendment of an existing credit agreement with an unaffiliated financial institution. Issuances under this facility are set to expire in December 2027. Exeter incurred amendment costs of $1.6 million related to the amendment of the existing credit agreement, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement.

(5)	In May 2007, MRSC, a wholly-owned subsidiary of the Company, terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various financial institutions on April 25, 2005. In its place, the Company entered into a 30-year collateral financing arrangement as described in Note 11 of the Notes to the Consolidated Financial Statements, which may be extended by agreement of the Company and the financial institution on each anniversary of the closing of the facility for an additional one-year period. At December 31, 2008, $2.7 billion had been drawn upon under the collateral financing arrangement.

(6)	In December 2007, Exeter terminated four letters of credit, with expirations from March 2025 through December 2026, which were issued under a letter of credit facility with an unaffiliated financial institution in an aggregate amount of $1.7 billion. The letters of credit had served as collateral for Exeter’s obligations under a reinsurance agreement that was recaptured by MetLife Investors USA Insurance Company (“MLI-USA”) in December 2007. MLI-USA immediately thereafter entered into a new reinsurance agreement with MetLife Reinsurance Company of Vermont (“MRV”). To collateralize its reinsurance obligations, MRV and the Holding Company entered into a 30-year, $2.9 billion letter of credit facility with an unaffiliated financial institution.

(7)	In September 2008, MRV and the Holding Company entered into a 30-year, $3.5 billion letter of credit facility with an unaffiliated financial institution. These letters of credit serve as collateral for MRV’s obligations under a reinsurance agreement.

Letters of Credit.  At December 31, 2008, the Company had outstanding $6.6 billion in letters of credit from various financial institutions of which $4.3 billion and $2.3 billion were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it is in compliance with all covenants at December 31, 2008 and 2007.

Liquidity and Capital Uses

Debt Repayments.  On October 31, 2007, the Company redeemed $125 million of 8.525% GenAmerica Capital I Capital Securities which were due to mature on June 30, 2027. As a result of this repayment, the Company recognized additional interest expense of $10 million.

During the years ended December 31, 2008, 2007 and 2006, MetLife Bank made repayments of $371 million, $175 million, and $117 million, respectively, to the FHLB of NY related to long-term borrowings. During the year ended December 31, 2008, MetLife Bank made repayments of $4.6 billion to the FHLB of NY and $650 million to the Federal Reserve Bank of New York related to short-term borrowings. See “Liquidity and Capital Sources — Debt Issuances and Other Borrowings” for further information.

The Holding Company repaid a $500 million 5.25% senior note which matured in December 2006.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. See “Contractual Obligations.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company requires collateral equal to 102% of the current estimated fair value of the loaned securities to be obtained at the inception of a loan, and maintained at a level greater than or equal to 100% for the duration of the loan. During the extraordinary market events occurring in the fourth quarter of 2008, the Company, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. These loans involved U.S. Treasury Bills which are considered to have limited variation in their estimated fair value during the term of the loan. The Company was liable for cash collateral under its control of $23.3 billion and $43.3 billion at December 31, 2008 and 2007, respectively. During the unprecedented market disruption since mid-September 2008, the demand for securities loans from the Company’s counterparties has decreased. The volume of securities lending has decreased in line with reduced demand from counterparties and reduced trading capacity of certain segments of the fixed income securities market. See “Extraordinary Market Conditions” for further information.

Contractual Obligations

The following table summarizes the Company’s major contractual obligations at December 31, 2008:

					More Than
				More Than	Three Years
				One Year and	and Less
			Less Than	Less Than	Than Five	More Than
Contractual Obligations		Total	One Year	Three Years	Years	Five Years
		(In millions)

Future policy benefits	(1)	$316,201	$7,116	$11,013	$11,278	$286,794
Policyholder account balances	(2)	201,975	38,562	27,362	18,690	117,361
Other policyholder liabilities	(3)	5,890	5,890	—	—	—
Short-term debt	(4)	2,662	2,662	—	—	—
Long-term debt	(4)	16,703	1,072	2,232	2,091	11,308
Collateral financing arrangements	(4)	8,138	122	243	243	7,530
Junior subordinated debt securities	(4)	9,637	1,278	409	409	7,541
Payables for collateral under securities loaned and other transactions	(5)	31,059	31,059	—	—	—
Commitments to lend funds	(6)	8,196	8,011	147	6	32
Operating leases	(7)	2,141	278	460	323	1,080
Other	(8)	10,515	10,161	6	3	345

Total		$613,117	$106,211	$41,872	$33,043	$431,991

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts.

Included within future policyholder benefits are contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event such as death, as well as those where the timing of a portion of the payments has been determined by the contract. Also included are contracts where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or where the occurrence of the payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience as well as its expectation of future payment patterns.

Liabilities related to accounting conventions or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses of $303 million, have been excluded from amounts presented in the table above.

Amounts presented in the table above, excluding those related to property and casualty contracts, represent the estimated cash payments for benefits under such contracts including assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapse, renewal, retirement, inflation, disability incidence, disability terminations, policy loans and other contingent events as appropriate to the respective product type. Payments for case reserve liabilities and incurred but not reported liabilities associated with property and casualty contracts of $1.5 billion have been included using an estimate of the ultimate amount to be settled under the policies based upon historical payment patterns. The ultimate amount to be paid under property and casualty contracts is not determined until the Company reaches a settlement with the claimant, which may vary significantly from the liability or contractual obligation presented above especially as it relates to incurred but not reported liabilities. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. The more than five years category displays estimated payments due for periods extending for more than 100 years from the present date.

The sum of the estimated cash flows shown for all years in the table of $316.2 billion exceeds the liability amount of $130.6 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

For the majority of the Company’s insurance operations, estimated contractual obligations for future policy benefits and policyholder account balance liabilities as presented in the table above are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under generally accepted accounting principles.

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

Included within policyholder account balances are contracts where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to policies where the Company is currently making payments and will continue to do so, as well as those where the timing of the payments has been determined by the contract. Other contracts involve payment obligations where the timing of future payments is uncertain and where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death, or where the occurrence of the payment triggering event, such as a surrender of or partial withdrawal on a policy or deposit contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience, as well as its expectation of future payment patterns.

Excess interest reserves representing purchase accounting adjustments of $692 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $202.0 billion exceeds the liability amount of $149.8 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See the comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances. See also “Extraordinary Market Conditions.”

(3)	Other policyholder liabilities are comprised of other policyholder funds, policyholder dividends payable and the policyholder dividend obligation. Amounts included in the table above related to these liabilities are as follows:

a. Other policyholder funds includes liabilities for incurred but not reported claims and claims payable on group term life, long-term disability, LTC and dental; policyholder dividends left on deposit and policyholder dividends due and unpaid related primarily to traditional life and group life and health; and premiums received in advance. Liabilities related to unearned revenue of $1.9 billion have been excluded from the cash payments presented in the table above because they reflect an accounting convention and not a contractual obligation. With the exception of policyholder dividends left on deposit, and those items excluded as noted in the preceding sentence, the contractual obligation presented in the table above related to other policyholder funds is equal to the liability reflected in the consolidated balance sheet. Such amounts are reported in the less than one year category due to the short-term nature of the liabilities. Contractual obligations on policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.

b. Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies. As such, the contractual obligation related to policyholder dividends payable is presented in the table above in the less than one year category at the amount of the liability presented in the consolidated balance sheet.

c. The nature of the policyholder dividend obligation is described in Note 9 of the Notes to Consolidated Financial Statements. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, management has reflected the obligation at the amount of the liability, if any, presented in the consolidated balance sheet in the more than five years category. This was done to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

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

Short-term debt consists of borrowings with original maturities of less than one year carrying fixed interest rates. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity plus the related interest for the period from January 1, 2009 through maturity.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at December 31, 2008 and, as such, does not consider the impact of future rate movements. Long-term debt also includes payments under capital lease obligations of $14 million, $5 million, $1 million and $28 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at December 31, 2008 and, as such, does not consider the impact of future rate movements. Pursuant to these collateral financing arrangements, the Holding Company may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See “Holding Company — Global Funding Sources.”

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

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $1.2 billion at December 31, 2008.

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

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See “— Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations of $12 million not included elsewhere in the table above. Other liabilities presented in the table above are principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

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

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $150 million to be made by the Company to the pension plan in 2009 and the discretionary contributions of $120 million, based on the current year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2009. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are unrecognized tax benefits and accrued interest of $766 million and $176 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

See also “— Off-Balance Sheet Arrangements.”

Separate account liabilities are excluded from the table above. Generally, the separate account owner, rather than the Company, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to the claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are fully offset by corresponding amounts credited to contractholders whose liability is reflected with the separate account liabilities. Separate account liabilities are fully funded by cash flows from the separate account assets and are set equal to the estimated fair value of separate account assets as prescribed by SOP 03-1.

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position at December 31, 2008.

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

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company and a corporation in which the Holding Company owns 50% of the equity. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. Management anticipates that to the extent that these arrangements place significant demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet these demands. See “The Holding Company — Liquidity and Capital Uses — Support Agreements.”

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

Fair Value.  The estimated fair value of the Company’s fixed maturity securities, equity securities, trading securities, short-term investments, derivatives, and embedded derivatives along with their fair value hierarchy, are described and disclosed in Note 24 of the Notes to the Consolidated Financial Statements and “— Investments.”

Unprecedented credit and equity market conditions have resulted in difficulty in valuing certain asset classes due to inactive or disorderly markets and less observable market data. See “Extraordinary Market Conditions.” Rapidly changing market conditions and less liquid markets could materially change the valuation of securities within our consolidated financial statements and period-to-period changes in value could vary significantly. The ultimate value at which securities may be sold could differ significantly from the valuations reported within the consolidated financial statements and could impact our liquidity.

Further, recent events have prompted accounting standard setters and law makers to study the definition and application of fair value accounting. It appears likely that further disclosures regarding the application of, and amounts carried at, fair value will be required.

See also “— Quantitative and Qualitative Disclosures About Market Risk.”

Other.  Based on management’s analysis of its expected cash inflows from operating activities, the dividends it receives from subsidiaries, that are permitted to be paid without prior insurance regulatory approval and its portfolio of liquid assets and other anticipated cash flows, management believes there will be sufficient liquidity to enable the Company to make payments on debt, make cash dividend payments on its common and preferred stock, pay all operating expenses, and meet its cash needs. The nature of the Company’s diverse product portfolio and customer base lessens the likelihood that normal operations will result in any significant strain on liquidity.

Consolidated Cash Flows.  Net cash provided by operating activities increased by $0.8 billion to $10.7 billion for the year ended December 31, 2008 as compared to $9.9 billion for the year ended December 31, 2007. Cash flows from operations represent net income earned adjusted for non-cash charges and changes in operating assets and liabilities. The net cash generated from operating activities is used to meet the Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations are affected by the timing of receipt of premiums and other revenues as well as the payment of the Company’s insurance liabilities. In 2008 cash flows from operations includes the impact of the Company entering the mortgage origination and servicing business.

Net cash provided by operating activities increased by $3.3 billion to $9.9 billion for the year ended December 31, 2007 as compared to $6.6 billion for the year ended December 31, 2006 primarily due to higher net investment income and premiums, fees and other revenues.

Net cash provided by financing activities was $6.2 billion and $3.9 billion for the years ended December 31, 2008 and 2007, respectively. Accordingly, net cash provided by financing activities increased by $2.3 billion for the year ended December 31, 2008 as compared to the prior year. In 2008 the Company reduced securities lending activities in line with market conditions, which resulted in a decrease of $20.0 billion in the cash collateral received in connection with the securities lending program. Partially offsetting this decrease was a net increase of $15.8 billion in policyholder account balances, which primarily reflected the Company’s increased level of funding agreements with the FHLB of NY and with MetLife Short Term Funding LLC, an issuer of commercial paper (See “Extraordinary Market Conditions” and “Liquidity and Capital Sources — Global Funding Sources”). The Company also experienced a $6.9 billion increase in cash collateral received under derivatives transactions, primarily as a result of the improvement in estimated fair value of the derivatives. The cash collateral received under derivatives transactions is invested in cash, cash equivalents and other short-term investments, which partly explains the major increase in this category of liquid assets. The Company increased short-term debt by $2.0 billion in 2008 compared with a decrease of $0.8 billion in 2007, which primarily reflected new activity at MetLife Bank, which borrowed $1.0 billion from the Federal Reserve Bank of New York under the Term Auction Facility and entered into $0.7 billion of short-term borrowing from the FHLB of NY in order to fund mortgage origination activity acquired by the Company in 2008 and provide a cost effective substitute for cash collateral received in connection with securities lending. In 2008 the net cash paid related to collateral financing arrangements was $0.5 billion resulting from the incurrence of price returns, which compares to $4.9 billion of cash provided by collateral financing arrangement transactions completed in 2007, as market conditions in 2008 reduced the availability and attractiveness of such financing. In 2008, there was a net issuance of $0.7 billion of long-term debt and junior subordinated debentures, compared to a net issuance in 2007 of $1.1 billion. Finally, in order to strengthen its capital base, in 2008 the Company reduced its level of common stock repurchase activity by $0.5 billion compared with 2007 only repurchasing $1.3 billion of common stock in 2008 as compared to $1.8 billion in 2007 and issued $3.3 billion of stock compared with no issuance in 2007. The Company also paid dividends on the preferred stock and common stock of $0.7 billion which was comparable to the dividends paid in 2007.

Net cash provided by financing activities was $3.9 billion and $15.4 billion for the years ended December 31, 2007 and 2006, respectively. Accordingly, net cash provided by financing activities decreased by $11.5 billion for the year ended December 31, 2007 as compared to the prior year. Net cash provided by financing activities decreased primarily because cash collateral received in connection with securities lending activity and other transactions was a decrease in cash $1.7 billion lower for the year ended December 31, 2007 as compared to the prior year where cash increased by $11.3 billion due to an expansion of the securities lending program in 2006. In 2007 the Company benefited from a $4.0 billion increase in cash from the issuance of collateral financing arrangements as favorable opportunities to execute such transactions arose. Also in 2007, cash provided by the Company’s debt financing program decreased to $0.2 billion as compared to $0.8 billion in the prior year from short-term, long-term and subordinated debt financings as the mixture and amount of debt was adjusted in line with the Company’s capital structure plans and market opportunities. In addition, the Company increased the common stock repurchase program to $1.7 billion in 2007 as compared to the prior year of $0.5 billion in order to accomplish the Company’s capital structure plans. The Company also paid dividends on its preferred stock and common stock of $0.7 billion which was $0.1 billion higher than prior year reflecting the increase in the common stock dividend. The remaining decrease in cash was due to slightly lower net flows on policyholder account balances.

Net cash used in investing activities was $2.7 billion and $10.6 billion for the years ended December 31, 2008 and 2007, respectively. Accordingly, net cash used in investing activities decreased by $7.9 billion for the year ended December 31, 2008 as compared to the prior year. The Company reduced the level of cash available for investing activities in 2008 in order to significantly increase cash and cash equivalents as a liquidity cushion in response to the deterioration in securities markets in 2008. Cash and cash equivalents increased $13.9 billion at December 31, 2008 compared to the prior year. The net decrease in the amount of cash used in investing activities was primarily reflected in a decrease in net purchases of fixed maturity and equity securities of $15.8 billion and $2.4 billion, respectively, as well as a decrease in the net purchases of real estate and real estate joint ventures of

$0.5 billion, a decrease in other invested assets of $0.5 billion and a decrease of $0.5 billion in the net origination of mortgage and consumer loans. In addition, the 2007 period included the sale of MetLife Australia’s annuities and pension businesses of $0.7 billion. These decreases in net cash used in investing activities were partially offset by an increase in cash invested in short-term investments of $11.3 billion due to a repositioning from other investment classes due to volatile market conditions, an increase in net purchases of other limited partnership interests of $0.1 billion and an increase in policy loans of $0.3 billion. In addition, the 2008 period includes an increase of $0.4 billion of cash used to purchase businesses and the decrease of $0.3 billion of cash held by a subsidiary, which was split-off from the Company.

Net cash used in investing activities was $10.6 billion and $18.9 billion for the years ended December 31, 2007 and 2006, respectively. Accordingly, net cash used in investing activities decreased by $8.3 billion for the year ended December 31, 2007 as compared to prior year. In 2007, cash available for the purchase of invested assets decreased by $11.5 billion as a result of the reduction in cash provided by financing activities discussed above. Also, partially offsetting this decrease was an increase of $3.3 billion in net cash provided by operating activities discussed above. The lower amount of cash available for investing activities resulted in a decrease in net purchases of fixed maturity securities of $15.9 billion, other invested assets of $1.4 billion, and a decrease in net origination of mortgage and consumer loans of $0.6 billion. This was partially offset by increases in the net purchases of real estate and real estate joint ventures of $6.3 billion, equity securities of $1.4 billion and other limited partnership interests of $0.8 billion. Also, there was a decrease in cash provided by short-term investments of $0.5 billion. In addition, the 2007 period includes the sale of MetLife Australia’s annuities and pension businesses and the acquisition of the remaining 50% interest in MetLife Fubon of $0.7 billion, while the 2006 period includes additional consideration paid related to purchases of businesses $0.1 billion.

As it relates to cash flows during 2009, the Company anticipates it will pay $30 million in dividends on its series A and series B preferred shares in March 2009 as announced in February, 2009 and the Company received $1,035 million in cash in connection with the settlement of the stock purchase contracts as described more fully in “The Holding Company — Liquidity and Capital Sources — Remarketing of Junior Subordinated Debentures and Settlement of Stock Purchase Contracts.”

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Capital.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of their most recently filed reports with the federal banking regulatory agencies, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies” “well capitalized” standards and all of MetLife, Inc.’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards.

The following table contains the RBC ratios and the regulatory requirements for MetLife, Inc., as a bank holding company, and MetLife Bank:

MetLife, Inc.
RBC Ratios — Bank Holding Company
December 31,

			Regulatory	Regulatory
			Requirements	Requirements
	2008	2007	Minimum	“Well Capitalized”

Total RBC Ratio	9.52%	9.87%	8.00%	10.00%
Tier 1 RBC Ratio	9.21%	9.56%	4.00%	6.00%
Tier 1 Leverage Ratio	5.77%	5.56%	4.00%	n/a

MetLife Bank
RBC Ratios — Bank
December 31,

			Regulatory	Regulatory
			Requirements	Requirements
	2008	2007	Minimum	“Well Capitalized”

Total RBC Ratio	12.32%	12.60%	8.00%	10.00%
Tier 1 RBC Ratio	11.72%	12.03%	4.00%	6.00%
Tier 1 Leverage Ratio	6.51%	6.32%	4.00%	5.00%

Liquidity and Capital

Liquidity and capital are managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and are provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short- and long-term funding sources from the wholesale financial markets and the ability to borrow through committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company’s liquidity and capital management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth and a targeted liquidity profile and capital structure. A disruption in the financial markets could limit the Holding Company’s access to liquidity. See “Extraordinary Market Conditions.”

The Holding Company’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current high credit ratings from the major credit rating agencies. Management views its capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and its liquidity monitoring procedures as critical to retaining high credit ratings. See “The Company — Capital — Rating Agencies.”

Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and debt transactions and exposure to contingent draws on the Holding Company’s liquidity.

Liquidity and Capital Sources

Dividends.  The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is generally based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment reserves, reserve calculation assumptions, goodwill and surplus notes. Management of the Holding Company cannot provide assurances that the Holding Company’s insurance subsidiaries will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable insurance departments will not disapprove any dividends that such insurance subsidiaries must submit for approval.

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2009	2008			2007
	Permitted			Permitted			Permitted
	w/o			w/o			w/o
Company	Approval (1)	Paid (2)		Approval (3)	Paid (2)		Approval (3)
	(In millions)

Metropolitan Life Insurance Company	$552	$1,318	(4)	$1,299	$500		$919
MetLife Insurance Company of Connecticut	$714	$500		$1,026	$690	(6)	$690
Metropolitan Tower Life Insurance Company	$88	$277	(5)	$113	$—		$104
Metropolitan Property and Casualty Insurance Company	$9	$300		$—	$400		$16

(1)	Reflects dividend amounts that may be paid during 2009 without prior regulatory approval. However, if paid before a specified date during 2009, some or all of such dividends may require regulatory approval.

(2)	Includes amounts paid including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Consists of shares of RGA stock distributed by Metropolitan Life Insurance Company to the Holding Company as an in-kind dividend of $1,318 million.

(5)	Includes shares of an affiliate distributed to the Holding Company as an in-kind dividend of $164 million.

(6)	Includes a return of capital of $404 million as approved by the applicable insurance department, of which $350 million was paid to the Holding Company.

In the fourth quarter of 2008, MICC declared and paid an ordinary dividend of $500 million to the Holding Company. In the third quarter of 2008, MLIC used its otherwise ordinary dividend capacity through a non-cash dividend in conjunction with the RGA split-off as approved by the New York Insurance Commissioner.

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

For the year ended December 31, 2008, $235 million in dividends from other subsidiaries were paid to the Holding Company. For the year ended December 31, 2007, $190 million in dividends from other subsidiaries were paid, of which $176 million were returns of capital, to the Holding Company.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities. At December 31, 2008 and 2007, the Holding Company had $2.7 billion and $2.3 billion in liquid assets, respectively. At December 31, 2008, the Holding Company had pledged $0.8 billion of liquid assets under collateral support agreements as described in “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.” The Holding Company did not pledge any liquid assets at December 31, 2007.

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including commercial paper. Capital is provided by a variety of long-term instruments, including medium- and long-term debt, junior subordinated debt securities, collateral financing arrangements, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short-and long-term borrowing, as needed.

During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. The dislocation in the credit markets has limited the access of financial institutions to long-term debt and hybrid capital. While, in general, yields on benchmark U.S. Treasury securities were historically low during 2008, related spreads on debt instruments, in general, and those of financial institutions, specifically, were as high as they have been in our history as a public company.

This shift resulted in a relative increase in the cost of new debt capital and new credit. For example, in August 2008, MetLife remarketed senior unsecured debt with a ten-year maturity at a 6.817% coupon. At December 31, 2008, the average coupon on ten-year senior unsecured debt of the Holding Company, excluding the debt remarketed in August 2008 is 5.4%, or 1.4% less than that of the debt remarketed in August 2008.

MetLife has issued $600 million in a single series of LIBOR-based preferred stock with a 4% floor. This series represents a small portion of MetLife’s fixed charges. At current levels, LIBOR would have to increase by 180 basis points (over 145% increase) to have any impact on the dividend for these preferred securities.

MetLife amended and restated certain of its credit agreements in December 2008. These changes included increases in pricing for these agreements compared to the original rates.

In February 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debentures underlying the common equity units. The Series B junior subordinated debentures were modified as permitted by their terms to be 7.717% senior debt securities, Series B, due February 15, 2019. See “— Subsequent Events.” This issuance reflects a moderate increase in the Company’s cost of borrowing.

MetLife has no current plans to raise additional capital.

The Company is participating in certain economic stabilization programs established by various government institutions. See “— The Company — Liquidity and Capital Sources.”

At December 31, 2008 and 2007, the Holding Company had $300 million and $310 million in short-term debt outstanding, respectively. At December 31, 2008 and 2007, the Holding Company had $7.7 billion and $7.0 billion of unaffiliated long-term debt outstanding, respectively. At both December 31, 2008 and 2007, the Holding Company had $500 million of affiliated long-term debt outstanding, respectively. At December 31, 2008 and 2007, the Holding Company had $2.3 billion and $3.4 billion of junior subordinated debt securities outstanding. At December 31, 2008 and 2007, the Holding Company had $2.7 billion and $2.4 billion in collateral financing arrangements outstanding, respectively.

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

Debt Issuances.  As described more fully in “Remarketing of Junior Subordinated Debentures and Settlement of Stock Purchase Contracts” the Holding Company sold senior notes in August 2008 and February 2009.

As described more fully in “The Company — Liquidity and Capital Sources — Debt Issuances,” during April 2008, Trust X issued 2008 Trust Securities with a face amount of $750 million, and a fixed rate of interest of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. The beneficial interest in Trust X held by the

Holding Company is not represented by an investment in Trust X but rather by a financing agreement between the Holding Company and Trust X. The assets of Trust X are $750 million of 8.595% surplus notes of MICC, which are scheduled to mature April 8, 2038, and rights under the financing agreement. Under the financing agreement, the Holding Company has the obligation to make payments (i) semiannually at a fixed rate of 0.655% of the surplus notes outstanding and owned by Trust X or if greater (ii) equal to the difference between the 2008 Trust Securities interest payment and the interest received by Trust X on the surplus notes. The ability of MICC to make interest and principal payments on the surplus notes to the Trust is contingent upon regulatory approval. The 2008 Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on April 8, 2038, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The 2008 Trust Securities will be exchanged for junior subordinated debentures prior to repayment and the Holding Company is ultimately responsible for repayment of the junior subordinated debentures. The Holding Company’s other rights and obligations as it relates to the deferral of interest, redemption, replacement capital obligation and RCC associated with the issuance of the 2008 Trust Securities are more fully described in “The Company — Liquidity and Capital Sources — Debt Issuances.”

During December 2007, Trust IV issued 2007 Trust Securities with a face amount of $700 million and a discount of $6 million ($694 million) and a fixed rate of interest of 7.875% up to, but not including, December 15, 2037, the scheduled redemption date. The beneficial interest of Trust IV held by the Holding Company is not represented by an investment in Trust IV but rather by a financing agreement between the Holding Company and Trust IV. The assets of Trust IV are $700 million of 7.375% surplus notes of MLIC, which are scheduled to mature December 15, 2037, and rights under the financing agreement. Under the financing agreement, the Holding Company has the obligation to make payments (i) semiannually at a fixed rate of 0.50% of the surplus notes outstanding and owned by Trust IV or if greater (ii) equal to the difference between the 2007 Trust Securities interest payment and the interest received by Trust IV on the surplus notes. The ability of MLIC to make interest and principal payments on the surplus notes to the Holding Company is contingent upon regulatory approval. The 2007 Trust Securities, will be exchanged into a like amount of Holding Company junior subordinated debentures on December 15, 2037, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The 2007 Trust Securities will be exchanged for junior subordinated debentures prior to repayment and the Holding Company is ultimately responsible for repayment of the junior subordinated debentures. The Holding Company’s other rights and obligations as it relates to the deferral of interest, redemption, replacement capital obligation and RCC associated with the issuance of the Trust Securities are more fully described in “The Company — Liquidity and Capital Sources — Debt Issuances.”

As described more fully in “The Company — Liquidity and Capital Sources — Debt Issuances”:

•	In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly.

Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes and in connection with any early termination of this agreement. During the year ended December 31, 2008, the Holding Company paid $800 million to the unaffiliated financial institution related to a decline in the estimated fair value of the surplus notes. This payment reduced the amount under the agreement on which the Holding Company’s interest payment is due but did not reduce the outstanding amount of the surplus notes. In addition, the Holding Company had pledged collateral of $230 million to the unaffiliated financial institution at December 31, 2008. No collateral was pledged at December 31, 2007. The Holding Company’s net cost of 0.57% has been allocated to MRC. For the year ended December 31, 2008, this amount was $14 million. For the year ended December 31, 2007 this amount was immaterial.

•	In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by a trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. As a result of this agreement, the Holding Company effectively assumed the $2.4 billion liability under the collateral financing agreement along with a beneficial interest in the trust holding the associated assets. The Holding Company simultaneously contributed to MRSC its beneficial interest in the trust, along with any return to be received on the investment portfolio held by the trust. For the year ended December 31, 2008, the Holding Company paid $320 million to the unaffiliated financial institution as a result of the decline in the fair value of the assets in the trust. All of the $320 million was deposited into the trust. In January 2009, the Holding Company paid an additional $360 million to the unaffiliated financial institution as a result of the continued decline in the fair value of the assets in trust which was also deposited into the trust. In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2008, the Holding Company had pledged $86 million under the agreement. No collateral had been pledged under the agreement as December 31, 2007. Interest expense incurred by the Holding Company under the collateral financing arrangement for the years ended December 31, 2008 and 2007 was $107 million and $84 million, respectively. The allocation of these financing costs to MRSC is included in other revenues and recorded as an additional investment in MRSC.

In December 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. See “The Company — Liquidity and Capital Sources — Debt Issuances” for further information.

In September 2006, the Holding Company issued $204 million of affiliated long-term debt with an interest rate of 6.07% maturing in 2016.

In March 2006, the Holding Company issued $10 million of affiliated long-term debt with an interest rate of 5.70% maturing in 2016.

The following table summarizes the Holding Company’s outstanding senior notes series, excluding any premium or discount, at December 31, 2008:

Date	Principal	Interest Rate	Maturity
	(In millions)

August 2008	$1,035	6.82%	2018
June 2005	$1,000	5.00%	2015
June 2005	$1,000	5.70%	2035
June 2005 (1)	$585	5.25%	2020
December 2004 (1)	$512	5.38%	2024
June 2004	$350	5.50%	2014
June 2004	$750	6.38%	2034
November 2003	$500	5.00%	2013
November 2003	$200	5.88%	2033
December 2002	$400	5.38%	2012
December 2002	$600	6.50%	2032
November 2001	$750	6.13%	2011

(1)	This amount represents the translation of pounds sterling into U.S. dollars using the noon buying rate on December 31, 2008 of $1.4619 as announced by the Federal Reserve Bank of New York.

Credit Facilities.  The Holding Company and MetLife Funding entered into a $2,850 million credit agreement with various financial institutions, the proceeds of which are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015. Total fees associated with these credit facilities were $17 million, of which $11 million related to deferred amendment fees for the year ended December 31, 2008.

At December 31, 2008, $2.3 billion of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations. See “— The Company — Liquidity and Capital Sources — Credit Facilities.”

Committed Facilities.  The Holding Company maintains committed facilities aggregating $11.5 billion at December 31, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements as specified below. The facilities are used for collateral for certain of the Company’s insurance liabilities. Management has no reason to believe that its lending counterparties are unable to fulfill their contractual obligations. See “— The Company — Liquidity and Capital Sources — Committed Facilities.”

Total fees associated with these committed facilities were $35 million, of which $13 million related to deferred amendment fees, for the year ended December 31, 2008. Information on committed facilities at December 31, 2008 is as follows:

				Letter of
				Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Drawdowns	Issuances	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2009 (1)	$500	$—	$500	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (2)	500	—	490	10	7
Exeter Reassurance Company Ltd.	December 2027 (3),(4)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037 (5)	3,500	2,692	—	808	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (3),(6)	2,896	—	1,359	1,537	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (3),(7)	3,500	—	1,500	2,000	29

Total		$11,546	$2,692	$4,259	$4,595

(1)	In December 2008, the Holding Company entered into an amended and restated one year $500 million letter of credit facility (dated as of August 2008 and amended and restated at December 31, 2008 with an unaffiliated financial institution, Exeter Reassurance Company, Ltd. is a co-applicant under this letter of credit facility. This letter of credit facility matures in August 2009, except that letters of credit outstanding upon termination may remain outstanding until August 2010. Fees for this agreement include a margin of 2.25% and a utilization fee of 0.05%, as applicable. The Holding Company incurred amendment costs of $1.3 million related to the $500 million amended and restated letter of credit facility, which has been capitalized and included in other assets. These costs will be amortized over the term of the agreement.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	The Holding Company is a guarantor under this agreement.

(4)	In December 2008, Exeter as borrower and the Holding Company as guarantor entered into an amendment of an existing credit agreement with an unaffiliated financial institution. Issuances under this facility are set to expire in December 2027. Exeter incurred amendment costs of $1.6 million related to the amendment of the existing credit agreement, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement.

(5)	In May 2007, MetLife Reinsurance Company of South Carolina terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various financial institutions on April 25, 2005. In its place, the Company entered into a 30-year collateral financing arrangement as described in Note 11 of the Notes to the Consolidated Financial Statements, which may be extended by agreement of the Company and the financial institution on each anniversary of the closing of the facility for an additional one-year period. At December 31, 2008, $2.7 billion had been drawn upon under the collateral financing arrangement.

(6)	In December 2007, Exeter Reassurance Company Ltd. terminated four letters of credit, with expirations from March 2025 through December 2026, which were issued under a letter of credit facility with an unaffiliated financial institution in an aggregate amount of $1.7 billion. The letters of credit had served as collateral for Exeter’s obligations under a reinsurance agreement that was recaptured by MLI-USA in December 2007. MLI-USA immediately thereafter entered into a new reinsurance agreement with MetLife Reinsurance Company of Vermont. To collateralize its reinsurance obligations, MRV and the Holding Company entered into a 30-year, $2.9 billion letter of credit facility with an unaffiliated financial institution.

(7)	In September 2008, MRV and the Holding Company entered into a 30-year, $3.5 billion letter of credit facility with an unaffiliated financial institution. These letters of credit serve as collateral for MRV’s obligations under a reinsurance agreement.

Letters of Credit.  At December 31, 2008, the Holding Company had outstanding $2.8 billion in letters of credit from various financial institutions, of which $500 million and $2.3 billion were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it is in compliance with all covenants at December 31, 2008 and 2007.

Remarketing of Junior Subordinated Debentures and Settlement of Stock Purchase Contracts.  On August 15, 2008, the Holding Company closed the successful remarketing of the Series A portion of the junior subordinated debentures underlying the common equity units. The Series A junior subordinated debentures were modified as permitted by their terms to be 6.817% senior debt securities Series A, due August 15, 2018. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt. The initial settlement of the stock purchase contracts occurred on August 15, 2008, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 20,244,549 shares of its common stock held in treasury at a value of $1,064 million to settle the stock purchase contracts.

On February 17, 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debentures underlying the common equity units. The Series B junior subordinated debentures were modified as permitted by their terms to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt. The subsequent settlement of the stock purchase contracts occurred on February 17, 2009, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts. See — “Subsequent Events.”

Common Stock Issuance.  On October 8, 2008, the Holding Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2.3 billion. Of the shares issued, 75,000,000 shares were issued from treasury stock.

Preferred Stock.  During the year ended December 31, 2008, the Holding Company issued no new preferred stock. In December 2008, the Holding Company entered into a replacement capital covenant (the “Replacement Capital Covenant”) whereby the Company agreed for the benefit of holders of one or more series of the Company’s unsecured long-term indebtedness designated from time to time by the Company in accordance with the terms of the Replacement Capital Covenant (“Covered Debt”), that the Company will not repay, redeem or purchase and will cause its subsidiaries not to repay, redeem or purchase, on or before the termination of the Replacement Capital Covenant on December 31, 2018 (or earlier termination by agreement of the holders of Covered Debt or when there is no longer any outstanding series of unsecured long-term indebtedness which qualifies for designation as “Covered Debt”), the Floating Rate Non-Cumulative Preferred Stock, Series A, of the Company or the 6.500% Non-Cumulative Preferred Stock, Series B, of the Company, unless such repayment, redemption or purchase is made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant.

Liquidity and Capital Uses

The primary uses of liquidity of the Holding Company include debt service, cash dividends on common and preferred stock, capital contributions to subsidiaries, payment of general operating expenses, acquisitions and the repurchase of the Holding Company’s common stock.

Dividends.  The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)

October 28, 2008	November 10, 2008	December 15, 2008	$0.74	$592
October 23, 2007	November 6, 2007	December 14, 2007	$0.74	$541
October 24, 2006	November 6, 2006	December 15, 2006	$0.59	$450

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.50% Non-Cumulative Preferred Stock, Series B is as follows for the years ended December 31, 2008, 2007 and 2006:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 17, 2008	November 30, 2008	December 15, 2008	$0.2527777	$7	$0.4062500	$24
August 15, 2008	August 31, 2008	September 15, 2008	$0.2555555	$6	$0.4062500	$24
May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	$7	$0.4062500	$24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	$9	$0.4062500	$24

				$29		$96

November 15, 2007	November 30, 2007	December 17, 2007	$0.4230476	$11	$0.4062500	$24
August 15, 2007	August 31, 2007	September 17, 2007	$0.4063333	$10	$0.4062500	$24
May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	$10	$0.4062500	$24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	$10	$0.4062500	$24

				$41		$96

November 15, 2006	November 30, 2006	December 15, 2006	$0.4038125	$10	$0.4062500	$24
August 15, 2006	August 31, 2006	September 15, 2006	$0.4043771	$10	$0.4062500	$24
May 16, 2006	May 31, 2006	June 15, 2006	$0.3775833	$9	$0.4062500	$24
March 6, 2006	February 28, 2006	March 15, 2006	$0.3432031	$9	$0.4062500	$24

				$38		$96

See “— Subsequent Events.”

Affiliated Capital Transactions.  During the years ended December 31, 2008 and 2007, the Holding Company invested an aggregate of $2.6 billion and $2.8 billion, respectively, in various subsidiaries. In February 2009, the Holding Company contributed a total of $74 million to two of its insurance subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

			December 31,
Subsidiaries	Interest Rate	Maturity Date	2008	2007
			(In millions)

Metropolitan Life Insurance Company	3-month LIBOR + 1.15%	December 31, 2009	$700	$700
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100
MetLife Investors USA Insurance Company	7.35%	April 1, 2035	—	400

Total			$1,200	$1,600

Debt Repayments.  The Holding Company repaid a $500 million 5.25% senior note which matured in December 2006.

Share Repurchases.  In October 2004, the Holding Company’s Board of Directors authorized a $1 billion common stock repurchase program. In February 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program. In September 2007, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program which began after the completion of the $1 billion common stock repurchase program authorized in February 2007. In January 2008, the Holding Company’s Board of Directors authorized an additional $1 billion common stock repurchase program, which began after the completion of the September 2007 program. Under these authorizations, the Holding Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and in privately negotiated transactions).

In 2006, 2007 and 2008, the Holding Company entered into the following accelerated common stock repurchase agreements:

•	In February 2008, the Holding Company entered into an accelerated common stock repurchase agreement with a major bank. Under the agreement, the Holding Company paid the bank $711 million in cash and the bank delivered an initial amount of 11,161,550 shares of the Holding Company’s outstanding common stock that the bank borrowed from third parties. In May 2008, the bank delivered an additional 864,646 shares of the Holding Company’s common stock to the Company resulting in a total of 12,026,196 shares being repurchased under the agreement. The Holding Company recorded the shares repurchased as treasury stock.

•	In December 2007, the Holding Company entered into an accelerated common stock repurchase agreement with a major bank. Under the terms of the agreement, the Holding Company paid the bank $450 million in cash in January 2008 in exchange for 6,646,692 shares of its outstanding common stock that the bank borrowed from third parties. Also, in January 2008, the bank delivered 1,043,530 additional shares of Holding Company’s common stock to the Holding Company resulting in a total of 7,690,222 shares being repurchased under the agreement. At December 31, 2007, the Holding Company recorded the obligation to pay $450 million to the bank as a reduction of additional paid-in capital. Upon settlement with the bank, the Holding Company increased additional paid-in capital and reduced treasury stock.

•	In November 2007, the Holding Company repurchased 11,559,803 shares of its outstanding common stock at an initial cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. Also, in November 2007, the Holding Company received a cash adjustment of $19 million based on the trading price of the common stock during the repurchase period, for a final purchase price of $731 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount received as an adjustment to the cost of the treasury stock.

•	In March 2007, the Holding Company repurchased 11,895,321 shares of its outstanding common stock at an aggregate cost of $750 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased common stock in the open market to return to such third parties. In June 2007, the Holding Company paid a cash adjustment of $17 million for a final purchase price of $767 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

•	In December 2006, the Holding Company repurchased 3,993,024 shares of its outstanding common stock at an aggregate cost of $232 million under an accelerated common stock repurchase agreement with a major bank. The bank borrowed the common stock sold to the Holding Company from third parties and purchased the common stock in the open market to return to such third parties. In February 2007, the Holding Company paid a cash adjustment of $8 million for a final purchase price of $240 million. The Holding Company recorded the shares initially repurchased as treasury stock and recorded the amount paid as an adjustment to the cost of the treasury stock.

In connection with the split-off of RGA as described in Note 2 of the Notes to the Consolidated Financial Statements, the Company received from MetLife stockholders 23,093,689 shares of the Company’s common stock with a market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1,716 million resulting in a loss on disposition, including transaction costs, of $458 million.

The Company also repurchased 1,550,000 and 3,171,700 shares through open market purchases for $88 million and $200 million, respectively, during the years ended December 31, 2008 and 2007, respectively.

Cumulatively, the Company repurchased 21,266,418, 26,626,824 and 8,608,824 shares of its common stock for $1,250 million, $1,705 million and $500 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the years ended December 31, 2008, 2007 and 2006, 97,515,737, 3,864,894 and 3,056,559 shares of common stock were issued from treasury stock for $5,221 million, $172 million and

$102 million, respectively. In addition, 11,250,000 new shares were issued during the year ended December 31, 2008 in connection with the October 2008 common stock offering.

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

Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of MetLife, Inc.’s common stock. The Company does not intend to make any purchases under the common stock repurchase program in 2009.

Support Agreements.  In October 2007, the Holding Company, in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level risk-based capital (“RBC”), as defined in state insurance statutes. This transaction is more fully described in Note 10, Long-term and Short-term Debt, of the Notes to the Consolidated Financial Statements. See “The Company — Liquidity and Capital Sources — Committed Facilities.”

In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital at a level of not less than 200% of the company action level RBC, as defined in state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. This collateral financing arrangement is more fully described in Note 11 of the Notes to the Consolidated Financial Statements. See “The Company — Liquidity and Capital Sources — Debt Issuances.”

In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain total adjusted capital equal to the greater of $250,000 or 100% of MRSC’s authorized control level RBC, as defined in state insurance statutes. This collateral financing arrangement is more fully described in Note 11 of the Notes to the Consolidated Financial Statements. See “The Company — Liquidity and Capital Sources — Debt Issuances.”

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

The Holding Company has guaranteed the obligations of its subsidiary, Exeter Reassurance Company, Ltd., under a reinsurance agreement with MSMIC, under which Exeter reinsures variable annuity business written MSMIC.

Management anticipates that to the extent that these arrangements place significant demands upon the Holding Company, there will be sufficient liquidity and capital to enable the Holding Company to meet these demands.

Based on management’s analysis and comparison of its current and future cash inflows from the dividends it receives from subsidiaries that are permitted to be paid without prior insurance regulatory approval, its asset portfolio and other cash flows and anticipated access to the capital markets, management believes there will be sufficient liquidity and capital to enable the Holding Company to make payments on debt, make cash dividend payments on its common and preferred stock, contribute capital to its subsidiaries, pay all operating expenses and meet its cash needs.

Holding Company Cash Flows.  Net cash provided by operating activities, primarily the result of subsidiary dividends, was similar at $1.2 billion for the years ending December 31, 2008 and 2007. The net cash generated from operating activities was used to meet the Holding Company’s liquidity and capital needs such as debt servicing, dividend payments, capital contributions to subsidiaries, stock buybacks and acquisitions, as well as other corporate uses.

Net cash provided by operating activities decreased by $2.7 billion for the year ended December 31, 2007 from $3.9 billion for the year ended December 31, 2006 primarily due to $3.0 billion lower dividends from subsidiaries. The 2006 operating activities included $2.2 billion of extraordinary dividends in conjunction with the sale of Peter Cooper Village and Stuyvesant Town.

Net cash provided by financing activities was $50 million for the year ended December 31, 2008 compared to $2.9 billion of net cash used for the year ended December 31, 2007. Accordingly, net cash provided by financing activities increased by $2.9 billion for the year ended December 31, 2008 compared to the prior year. In 2008 net cash paid related to collateral financing arrangements was $800 million resulting from the incurrence of price return payments compared to zero outflows for this purpose in 2007. Finally, in order to strengthen its capital base, in 2008 the Holding Company reduced its level of common stock repurchase activity by $500 million compared to the prior year and issued $3.3 billion of common stock compared with zero issuance in 2007.

Net cash used by financing activities was $2.9 billion for the years ended December 31, 2007, compared to $239 million of net cash provided for the year ended December 31, 2006. Accordingly, net cash provided by financing activities decreased by $3.1 billion for the year ended December 31, 2007 compared to the prior year primarily due to increased stock repurchase of $1.2 billion and a net decrease in debt issuance of $748 million. Financing activity results are the result of the Holding Company’s debt and equity financing activities, as well as changes due to the needs of securities lending and collateral financing arrangements.

Net cash used in investing activities was $1.2 billion for the year ended December 31, 2008 compared to $742 million provided for the year ended December 31, 2007. Accordingly, net cash provided by investing activities decreased by $1.9 billion for the year ended December 31, 2008 compared to the prior year primarily due to increases in capital contributions to subsidiaries and changes in short-term investments.

Net cash provided by investing activities was $742 million for the year ended December 31, 2007 compared to $2.8 billion of net cash used for the year ended December 31, 2006. Accordingly, net cash provided by investing activities increased by $3.5 billion for the year ended December 31, 2007 compared to the prior year primarily due to a decrease in net purchases of fixed maturity securities. Investing activity results are generally due to the Holding Company’s management of its capital, as well as the needs of its subsidiaries and any business development opportunities.

As it relates to cash flows during 2009, the Holding Company anticipates it will pay $30 million in dividends on its Series A and Series B preferred shares in March 2009 as announced in February 2009 and the Holding Company received $1,035 million in cash in connection with the settlement of the stock purchase contracts as described more fully in “Remarketing of Junior Subordinated Debentures and Settlement of Stock Purchase Contracts.”

Subsequent Events

Dividends

On February 18, 2009, the Company’s Board of Directors announced dividends of $0.25 per share, for a total of $6 million, on its Series A preferred shares, and $0.40625 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2009, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 16, 2009 to shareholders of record as of February 28, 2009.

Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units

On February 17, 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debentures underlying the common equity units. The junior subordinated debentures were modified as permitted by their terms to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt.

The subsequent settlement of the stock purchase contracts occurred on February 17, 2009, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the remaining stock purchase contracts issued as part of the common equity units sold in June 2005.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $4.5 billion and $4.2 billion at December 31, 2008 and 2007, respectively. Once funded, those commitments are classified in the consolidated balance sheet according to their nature as other limited partnership interests, real estate joint ventures or other invested assets. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $8.0 billion at December 31, 2008. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to SFAS 133, and their estimated fair value and notional amounts are included within financial forwards in the Company’s consolidated balance sheets.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.7 billion and $4.0 billion at December 31, 2008 and 2007, respectively. The purpose of these loans is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

The purpose of the Company’s loan program is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.0 billion and $1.2 billion at December 31, 2008 and 2007, respectively. The purpose of these commitments and any related fundings is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Lease Commitments

The Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. The Company’s commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Investment and Other.”

Credit Facilities, Committed Facilities and Letters of Credit

The Company maintains committed and unsecured credit facilities and letters of credit with various financial institutions. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Credit Facilities,” “— Committed Facilities” and “— Letters of Credit” for further descriptions of such arrangements.

Share-Based Arrangements

In connection with the issuance of common equity units, the Holding Company issued forward stock purchase contracts under which the Holding Company delivered 44,587,703 shares of its common stock in settlements of the stock purchase contracts. In February 2009, 24,343,154 shares of common stock were delivered. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units” for further information.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.6 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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

During the year ended December 31, 2008, the Company recorded $7 million of additional liabilities for guarantees related to certain investment transactions. The term for these guarantees and their associated liabilities varies, with a maximum of 18 years. The maximum potential amount of future payments the Company could be required to pay under these guarantees is $202 million. During the year ended December 31, 2008, the Company reduced $7 million of previously recorded liabilities related to indemnifications provided in connection with the disposition of real estate property and other investment transactions. The Company’s recorded liabilities were $6 million at both December 31, 2008 and 2007 for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.9 billion at December 31, 2008. However, the Company believes that any actual future losses will be significantly lower than this amount. Additionally, the Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. As of December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

Other Commitments

MetLife Insurance Company of Connecticut is a member of the Federal Home Loan Bank of Boston (the “FHLB of Boston”) and holds $70 million of common stock of the FHLB of Boston at both December 31, 2008 and 2007, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $526 million and $726 million at December 31, 2008 and 2007, respectively, which is included in policyholder account balances. In addition, at December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances are included in short-term debt. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $1.3 billion and $901 million at December 31, 2008 and 2007, respectively.

Metropolitan Life Insurance Company is a member of the FHLB of NY and holds $830 million and $339 million of common stock of the FHLB of NY at December 31, 2008 and 2007, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including residential mortgage-backed securities to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $15.2 billion and $4.6 billion at December 31, 2008 and 2007, respectively, which is included in policyholder account balances. The advances on these agreements are collateralized by mortgage-backed securities with estimated fair values of $17.8 billion and $4.8 billion at December 31, 2008 and 2007, respectively.

MetLife Bank is a member of the FHLB of NY and holds $89 million and $64 million of common stock of the FHLB of NY at December 31, 2008 and 2007, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on MetLife Bank’s residential mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of the Company’s liability for repurchase agreements with the FHLB of NY was $1.8 billion and $1.2 billion at December 31, 2008 and 2007, respectively, which is included in long-term debt and short-term debt depending on the original tenor of the advance. The advances on these repurchase agreements are collateralized by residential mortgage-backed securities and residential mortgage loans with estimated fair values of $3.1 billion and $1.3 billion at December 31, 2008 and 2007, respectively.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $279 million and $40 million at December 31, 2008 and 2007, respectively.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level.

Information regarding changes in goodwill is as follows:

	December 31,
	2008	2007	2006
	(In millions)

Balance at beginning of the period,	$4,814	$4,801	$4,701
Acquisitions (1)	256	2	93
Other, net (2)	(62)	11	7

Balance at the end of the period	$5,008	$4,814	$4,801

(1)	See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Dispositions” for a description of acquisitions and dispositions.

(2)	Consists principally of foreign currency translation adjustments.

Information regarding goodwill by segment and reporting unit is as follows:

	December 31,
	2008	2007
	(In millions)

Institutional:
Group life	$15	$15
Retirement & savings	887	887
Non-medical health & other	149	76

Subtotal	1,051	978

Individual:
Traditional life	73	73
Variable & universal life	1,174	1,174
Annuities	1,692	1,692
Other	18	18

Subtotal	2,957	2,957

International:
Latin America region	184	104
European region	37	50
Asia Pacific region	152	159

Subtotal	373	313

Auto & Home	157	157

Corporate & Other (1)	470	409

Total	$5,008	$4,814

(1)	The allocation of the goodwill to the reporting units is performed at the time of the respective acquisition. The $470 million of goodwill within Corporate & Other relates to goodwill acquired as a part of the Travelers acquisition of $405 million, as well as acquisitions by MetLife Bank which resides within Corporate & Other. For purposes of goodwill impairment testing at December 31, 2008 and 2007, $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million, (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million) and the Institutional segment was attributed $195 million, (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both December 31, 2008 and 2007.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment, and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income. The Company performed its annual goodwill impairment tests during the third quarter of 2008 based upon data as of June 30, 2008. Such tests indicated that goodwill was not impaired as of September 30, 2008. Current economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, required management of the Company to consider the impact of these events on the recoverability of its assets, in particular its goodwill. Management concluded it was appropriate to perform an interim goodwill impairment test at December 31, 2008. Based upon the tests performed management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at December 31, 2008.

In performing its goodwill impairment tests, when management believes meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, the Company uses a discounted cash flow model. For reporting units which are particularly sensitive to market assumptions, such as the annuities and variable & universal life reporting units within the Individual segment, the Company may corroborate its estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of our in-force business, projections of new and renewal business as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

When testing goodwill for impairment, management also considers its market capitalization in relation to its book value. Management believes that the overall decrease in the Company’s current market capitalization is not representative of a long-term decrease in the value of the underlying reporting units.

Management applies significant judgment when determining the estimated fair value of its reporting units and when assessing the relationship of its market capitalization to the estimated fair value of its reporting units and their book value. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

Pensions and Other Postretirement Benefit Plans

Description of Plans

Plan Description Overview

Certain subsidiaries of the Holding Company (“the Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts, which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2008, the majority of active participants are accruing benefits under the cash balance formula; however, approximately 95% of the Subsidiaries’ obligations result from benefits calculated with the traditional formula. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

Financial Summary

Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions (“SFAS 87”), as amended, establishes the accounting for pension plan obligations. Under SFAS 87, the projected pension benefit obligation (“PBO”) is defined as the actuarial present value of vested and non-vested pension benefits accrued based on future salary levels. The accumulated pension benefit obligation (“ABO”) is the actuarial present value of vested and non-vested pension benefits accrued based on current salary levels. The PBO and ABO of the pension plans are set forth in the following section.

Prior to December 31, 2006, SFAS 87 also required the recognition of an additional minimum pension liability and an intangible asset (limited to unrecognized prior service cost) if the estimated fair value of pension plan assets was less than the ABO at the measurement date. The excess of the additional minimum pension liability over the allowable intangible asset was charged, net of income tax, to accumulated other comprehensive income (loss). The Company’s additional minimum pension liability was $78 million, and the intangible asset was $12 million, at December 31, 2005. The excess of the additional minimum pension liability over the intangible asset of $66 million ($41 million, net of income tax) was recorded as a reduction of accumulated other comprehensive income. At December 31, 2006, the Company’s additional minimum pension liability was $92 million. The additional minimum pension liability of $59 million, net of income tax of $33 million, was recorded as a reduction of accumulated other comprehensive income.

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

As described more fully in “— Adoption of New Accounting Pronouncements,” the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r) (“SFAS 158”), effective December 31, 2006. Upon adoption, the Company was required to recognize in the consolidated balance sheet the funded status of defined benefit pension and other postretirement benefit plans. Funded status is measured as the difference between the estimated fair value of plan assets and the benefit obligation, which is the PBO for pension plans and the APBO for other postretirement benefit plans. The change to recognize funded status eliminated the additional minimum pension liability provisions of SFAS 87. In addition, the Company recognized as an adjustment to accumulated other comprehensive income (loss), net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and the remaining net transition asset or obligation that had not yet been included in net periodic benefit cost at the date of adoption. The adoption of SFAS 158 resulted in a reduction of $744 million, net of income tax, to accumulated other comprehensive income (loss), which is included as a component of total consolidated stockholders’ equity. The following table summarizes the adjustments to the December 31, 2006 consolidated balance sheet in order to effect the adoption of SFAS 158:

	December 31, 2006
		Additional
		Minimum
	Pre	Pension	Adoption of	Post
	SFAS 158	Liability	SFAS 158	SFAS 158
Balance Sheet Caption	Adjustments	Adjustment	Adjustment	Adjustments
	(In millions)

Other assets: Prepaid pension benefit cost	$1,938	$—	$(992)	$946
Other assets: Intangible asset	$12	(12)	—	$—
Other liabilities: Accrued pension benefit cost	$(497)	(14)	(66)	$(577)
Other liabilities: Accrued other postretirement benefit plan cost	$(794)	—	(95)	$(889)

Subtotal		(26)	(1,153)
Net liability of subsidiary held-for-sale		—	(18)

Accumulated other comprehensive income (loss), before income tax:
Defined benefit plans	$(66)	(26)	(1,171)	$(1,263)
Minority interest		—	8
Deferred income tax		8	419

Accumulated other comprehensive income (loss), net of income tax:
Defined benefit plans	$(41)	$(18)	$(744)	$(803)

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

The benefit obligations and funded status of the Subsidiaries’ defined benefit pension and other postretirement benefit plans, as determined in accordance with the applicable provisions described above, were as follows:

	December 31,
			Other
			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(In millions)

Benefit obligation at end of year	$6,041	$5,722	$1,632	$1,599
Fair value of plan assets at end of year	5,559	6,520	1,011	1,183

Funded status at end of year	$(482)	$798	$(621)	$(416)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$227	$1,396	$—	$—
Other liabilities	(709)	(598)	(621)	(416)

Net amount recognized	$(482)	$798	$(621)	$(416)

Accumulated other comprehensive (income) loss:
Net actuarial (gains) losses	$2,184	$623	$147	$(112)
Prior service cost (credit)	45	64	(157)	(193)

	2,229	687	(10)	(305)
Deferred income tax and minority interest	(780)	(251)	4	109

	$1,449	$436	$(6)	$(196)

The aggregate projected benefit obligation and aggregate estimated fair value of plan assets for the pension plans were as follows:

	December 31,
	Qualified Plans		Non-Qualified Plans		Total
	2008	2007	2008	2007	2008	2007
	(In millions)

Aggregate fair value of plan assets (principally Company contracts)	$5,559	$6,520	$—	$—	$5,559	$6,520
Aggregate projected benefit obligation	5,356	5,139	685	583	6,041	5,722

Over (under) funded	$203	$1,381	$(685)	$(583)	$(482)	$798

The accumulated benefit obligation for all defined benefit pension plans was $5,620 million and $5,302 million at December 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2008	2007
	(In millions)

Projected benefit obligation	$708	$597
Accumulated benefit obligation	$590	$517
Fair value of plan assets	$—	$—

Information for pension and other postretirement benefit plans with a projected benefit obligation in excess of plan assets is as follows:

	December 31,
			Other
			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
		(In millions)

Projected benefit obligation	$712	$602	$1,632	$1,599
Fair value of plan assets	$4	$4	$1,011	$1,183

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

Assumptions used in determining pension plan obligations were as follows:

	December 31,
	2008	2007

Weighted average discount rate	6.60%	6.65%
Rate of compensation increase	3.5% - 7.5%	3.5% - 8%
Average expected retirement age	63	63

The discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high-quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate PBO when due. The yield of this hypothetical portfolio, constructed of bonds rated AA or better by Moody’s resulted in a discount rate of approximately 6.60% and 6.65% for the defined pension plans at December 31, 2008 and 2007, respectively.

A decrease (increase) in the discount rate increases (decreases) the PBO. This increase (decrease) to the PBO is amortized into earnings as an actuarial loss (gain). Based on the December 31, 2008 PBO, a 25 basis point decrease (increase) in the discount rate would result in an increase (decrease) in the PBO of $168 million.

At the end of 2008, total net actuarial losses were $2,184 million as compared to $623 million in 2007. In 2008, the decrease in discount rate had a nominal effect on the increase in the actuarial losses. The substantial increase in net actuarial losses during 2008 occurred due to the substantial decline in the estimated fair value of plan assets. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2008, the average remaining service period of active employees was 7.9 years for the pension plans. The increase in net periodic benefit cost in 2009 associated with the amortization of these net actuarial losses is described in the respective section which follows.

As the benefits provided under the defined pension plans are calculated as a percentage of future earnings, an assumption of future compensation increases is required to determine the projected benefit obligation. This assumption is based on a building block approach that best-estimates future compensation increases due to inflation, merit and productivity. The future compensation rate is derived from a Consumer Price Index (“CPI”) assumption and through periodic analysis of historical demographic data conducted. A recent review of these underlying assumptions demonstrated that the CPI assumption should be lowered by 50 basis points based on forecasts from various economic reports. The last review of the historical data was conducted using salary information through 2006 and the Company believes that no circumstances have subsequently occurred that would result in a material change to the future compensation rate. The 50 basis point change in future compensation rate caused a decrease in PBO of $62 million. This rate is reviewed annually.

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

The assumed healthcare cost trend rates used in measuring the APBO and net periodic benefit cost were as follows:

December 31,
	2008	2007

Pre-Medicare eligible claims	8.8% down to 5.8% in 2018 and	8.5% down to 5% in 2014 and
	gradually decreasing until 2079	remaining constant thereafter
reaching the ultimate rate of 4.1%
Medicare eligible claims	8.8% down to 5.8% in 2018 and	10.5% down to 5% in 2018 and
	gradually decreasing until 2079	remaining constant thereafter
reaching the ultimate rate of 4.1%

A recent review of the healthcare cost trend assumption indicated the need for a slight modification in this assumption as set forth in the table above. This assumption change in our healthcare cost trend rate increased the APBO by $62 million. This rate is reviewed annually.

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost components	$6	$(6)
Effect of accumulated postretirement benefit obligation	$76	$(86)

A decrease (increase) in the discount rate increases (decreases) the APBO. This increase (decrease) to the APBO is amortized into earnings as an actuarial loss (gain). Based on the December 31, 2008 APBO, a 25 basis point decrease (increase) in the discount rate would result in an increase (decrease) in the APBO of $44 million.

At the end of 2008, total net actuarial losses were $147 million as compared to net actuarial gains of $112 million in 2007. In 2008, the decrease in discount rate had a nominal effect on the increase in the actuarial losses. The increase in net actuarial losses during 2008 occurred due to the substantial decline in the estimated fair value of plan assets. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the other postretirement benefit plans. At the end of 2008, the average remaining service period of active employees was 7.9 years for the other postretirement benefit plans. The increase in net periodic benefit cost in 2009 associated with the amortization of these net actuarial losses is described in the respective section which follows.

In 2004, the Company adopted the guidance in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), to account for future subsidies to be received under the Prescription Drug Act. The Company began receiving these subsidies during 2006. A summary of the reduction to the APBO and related reduction to the components of net periodic other postretirement benefit plan cost is as follows:

	December 31,
	2008	2007	2006
	(In millions)

Cumulative reduction in benefit obligation:
Balance, beginning of year	$299	$328	$298
Service cost	5	7	6
Interest cost	20	19	19
Net actuarial gains (losses)	3	(42)	15
Prescription drug subsidy	(10)	(13)	(10)

Balance, end of year	$317	$299	$328

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Reduction in net periodic benefit cost:
Service cost	$5	$7	$6
Interest cost	20	19	19
Amortization of net actuarial gains (losses)	—	5	30

Total reduction in net periodic benefit cost	$25	$31	$55

The Company received subsidies of $12 million and $10 million for the years ended December 31, 2008 and 2007, respectively.

Pension and Other Postretirement Benefit Plan Assets

Pension Plan Assets

Substantially all assets of the pension plans are invested within group annuity and life insurance contracts issued by the Subsidiaries. The majority of assets are held in separate accounts established by the Subsidiaries. The account values of assets held with the Subsidiaries were $5,502 million and $6,440 million at December 31, 2008 and 2007, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

Net assets invested in separate accounts are stated at the aggregate estimated fair value of units of participation. Such value reflects accumulated contributions, dividends and realized and unrealized investment gains or losses apportioned to such contributions, less withdrawals, distributions, allocable expenses relating to the purchase, sale and maintenance of the assets and an allocable part of such separate accounts’ investment expenses.

Separate account investments in fixed income and equity securities are generally carried at published market value, or if published market values are not readily available, at estimated fair values. Investments in short-term fixed income securities are generally reflected as cash equivalents and carried at fair value. Real estate investments, in the form of real estate investment trusts, are carried at estimated fair value based on appraisals performed by third-party real estate appraisal firms, and generally, determined by discounting projected cash flows over periods of time and at interest rates deemed appropriate for each investment. Information on the physical value of the property and the sales prices of comparable properties is used to corroborate fair value estimates. Estimated fair value of hedge fund net assets is generally determined by third-party pricing vendors using quoted market prices or through the use of pricing models which are affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, market supply and demand, market volatility and liquidity.

The following table summarizes the actual and target weighted-average allocations of pension plan assets within the separate accounts:

	December 31,
	Weighted Average		Weighted Average
	Actual Allocation		Target Allocation
	2008	2007	2009

Asset Category
Equity securities	28%	38%	25% - 45%
Fixed maturity securities	51	44	35% - 55%
Other (Real estate and alternative investments)	21	18	5% - 32%

Total	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Credit and equity market volatility during 2008 resulted in a substantial decrease in the estimated fair value of the pension plan’s assets at December 31, 2008. This decline in asset values resulted in a substantial increase in net actuarial losses at December 31, 2008, as described in the preceding section on pension plan obligations, and will result in a significant increase in net periodic pension cost during 2009, as described in the following section on net periodic benefit cost.

Other Postretirement Benefit Plan Assets

Substantially all assets of the other postretirement benefit plans are invested within life insurance and reserve contracts issued by the Subsidiaries. The majority of assets are held in separate accounts established by the Subsidiaries. The account values of assets held with the Subsidiaries were $949 million and $1,125 million at December 31, 2008 and 2007, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

The valuation of separate accounts and the investments within such separate accounts invested in by the other postretirement benefit plans are similar to that described in the preceding section on pension plans.

The following table summarizes the actual and target weighted-average allocations of other postretirement benefit plan assets within the separate accounts:

	December 31,
	Weighted Average		Weighted Average
	Actual Allocation		Target Allocation
	2008	2007	2009

Asset Category
Equity securities	27%	37%	30% - 45%
Fixed maturity securities	71	58	55% - 85%
Other (Real estate and alternative investments)	2	5	0% - 10%

Total	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Credit and equity market volatility during 2008 resulted in a decrease in the estimated fair value of the other postretirement benefit plan’s assets at December 31, 2008. This decline in asset values resulted in an increase in net actuarial losses at December 31, 2008, as described in the preceding section on other postretirement benefit plan obligations, and will result in a significant increase in net periodic other postretirement benefit plan cost during 2009, as described in the following section on net periodic benefit cost.

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

The Subsidiaries recognized pension expense of $65 million in 2008 as compared to $93 million in 2007 and $175 million in 2006. The major components of net periodic pension cost described above were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Service cost	$164	$162	$159
Interest cost	379	351	332
Expected return on plan assets	(517)	(505)	(452)
Amortization of net actuarial (gains) losses	24	68	128
Amortization of prior service cost (credit)	15	17	8

Net periodic benefit cost	$65	$93	$175

The decrease in expense from 2006 to 2007 was primarily the result of an increase in the expected return on plan assets and a decrease in amortization of net actuarial losses resulting from the $350 million contribution made in 2006. The increase in the interest cost resulted from the increase in the discount rate.

The decrease in expense from 2007 to 2008 was primarily the result of better than anticipated returns on plan assets in 2007, coupled with the increase in the discount rate.

For 2009 pension expense, we anticipate an increase of approximately $275 million due to poor plan asset performance as a result of the economic downturn of the financial markets. The expected increase in expense can be attributed to lower expected return on assets and increased amortization of net actuarial losses.

The estimated net actuarial losses and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $198 million and $9 million, respectively.

The weighted average discount rate used to calculate the net periodic pension cost was 6.65%, 6.00% and 5.82% for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted average expected rate of return on pension plan assets used to calculate the net periodic pension cost for the years ended December 31, 2008, 2007 and 2006 was 8.25%. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries’ policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.

Based on the December 31, 2008 asset balances, a 25 basis point increase (decrease) in the expected rate of return on plan assets would result in a decrease (increase) in net periodic benefit cost of $14 million for the pension plans.

Other Postretirement Benefit Plan Cost

The net periodic other postretirement benefit plan cost consists of the following:

i)	Service Cost — Service cost is the increase in the expected postretirement plan benefit obligation resulting from benefits payable to employees of the Subsidiaries on service rendered during the current year.

ii)	Interest Cost on the Liability — Interest cost is the time value adjustment on the expected postretirement benefit obligation at the end of each year.

iii)	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated other postretirement fund assets in a particular year.

iv)	Amortization of Prior Service Cost — This cost relates to the increase or decrease to other postretirement benefit plan cost for service provided in prior years due to amendments in plans or initiation of new plans. As the economic benefits of these costs are realized in the future periods these costs are amortized to other postretirement benefit expense over the expected service years of the employees.

v)	Amortization of Net Actuarial Gains or Losses — Actuarial gains and losses result from differences between the actual experience and the expected experience on other postretirement benefit plan assets or expected postretirement plan benefit obligation during a particular year. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the accumulated postretirement plan benefit obligation or the market-related value of plan assets, they are amortized into other postretirement benefit expense over the expected service years of the employees.

The Subsidiaries recognized no other postretirement benefit expense in 2008 as compared to $8 million in 2007 and $58 million in 2006. The major components of net periodic other postretirement benefit plan cost described above were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Service cost	$21	$27	$35
Interest cost	103	103	116
Expected return on plan assets	(86)	(86)	(79)
Amortization of net actuarial (gains) losses	(1)	—	22
Amortization of prior service cost (credit)	(37)	(36)	(36)

Net periodic benefit cost	$—	$8	$58

The decrease in benefit cost from 2006 to 2007 primarily resulted from a change in the Medicare integration methodology for certain retirees. The decrease in benefit cost from 2007 to 2008 was due to primarily to increases in the discount rate and better than expected medical trend experience.

For 2009 postretirement benefit expense, we anticipate an increase of approximately $25 million due to poor plan asset performance as a result of the economic downturn of the financial markets. The expected increase in expense can be attributed to lower expected return on assets and increased amortization of net actuarial losses.

The estimated net actuarial losses and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are less than $10 million and ($36) million, respectively.

The weighted average discount rate used to calculate the net periodic postretirement cost was 6.65%, 6.00% and 5.82% for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted average expected rate of return on plan assets used to calculate the net other postretirement benefit plan cost for the years ended December 31, 2008, 2007 and 2006 was 7.33%, 7.47% and 7.42%, respectively. The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Subsidiaries’ long-term expectations on the performance of the markets. While the precise expected return derived using this approach will fluctuate from year to year, the Subsidiaries’ policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.

Based on the December 31, 2008 asset balances, a 25 basis point increase (decrease) in the expected rate of return on plan assets would result in a decrease (increase) in net periodic benefit cost of $3 million for the other postretirement benefit plans.

Funding and Cash Flows of Pension and Other Postretirement Benefit Plan Obligations

Pension Plan Obligations

It is the Subsidiaries’ practice to make contributions to the qualified pension plans to comply with minimum funding requirements of ERISA, as amended. In accordance with such practice, no contributions were required for the years ended December 31, 2008 or 2007. No contributions will be required for 2009. The Subsidiaries made a discretionary contribution of $300 million to the qualified pension plans during the year ended December 31, 2008. During the year ended December 31, 2007, the Subsidiaries did not make any discretionary contributions to the qualified pension plans. The Subsidiaries expect to make additional discretionary contributions of $150 million in 2009.

Benefit payments due under the non-qualified pension plans are funded from the Subsidiaries’ general assets as they become due under the provision of the plans. These payments totaled $43 million and $48 million for the years ended December 31, 2008 and 2007, respectively. These benefit payments are expected to be at approximately the same level in 2009.

Gross pension benefit payments for the next ten years, which reflect expected future service as appropriate, are expected to be as follows:

Pension
Benefits
(In millions)

2009	$384
2010	$398
2011	$408
2012	$424
2013	$437
2014-2018	$2,416

Other Postretirement Benefit Plan Obligations

Other postretirement benefits represent a non-vested, non-guaranteed obligation of the Subsidiaries and current regulations do not require specific funding levels for these benefits. While the Subsidiaries have partially funded such plans in advance, it has been the Subsidiaries’ practice to primarily use their general assets, net of participants’ contributions, to pay postretirement medical claims as they come due in lieu of utilizing plan assets. Total payments equaled $149 million and $173 million for the years ended December 31, 2008 and 2007, respectively.

The Subsidiaries’ expect to make contributions of $120 million, net of participants’ contributions, towards the other postretirement plan obligations in 2009. As noted previously, the Subsidiaries expect to receive subsidies under the Prescription Drug Act to partially offset such payments.

Gross other postretirement benefit payments for the next ten years, which reflect expected future service where appropriate, and gross subsidies to be received under the Prescription Drug Act are expected to be as follows:

		Prescription
	Gross	Drug Subsidies	Net
		(In millions)

2009	$135	$(15)	$120
2010	$140	$(16)	$124
2011	$146	$(16)	$130
2012	$150	$(17)	$133
2013	$154	$(18)	$136
2014-2018	$847	$(107)	$740

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

	December 31,
	2008	2007
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$50	$40
Premium tax offsets currently available for paid assessments	7	6
Receivable for reimbursement of paid assessments (1)	7	7

	$64	$53

Other Liabilities:
Insolvency assessments	$83	$74

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

Assessments levied against the Company were $2 million, ($1) million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Effects of Inflation

The Company does not believe that inflation has had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

Inflation in the United States has remained contained and been in a general downtrend for an extended period. However, in light of recent and ongoing aggressive fiscal and monetary stimulus measures by the U.S. federal government and foreign governments, it is possible that inflation could increase in the future. An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs can not be passed through in our product prices. Inflation could also lead to increased costs for losses and loss adjustment expenses in our Auto & Home business, which could require us to adjust our pricing to reflect our expectations for future inflation. If actual inflation exceeds the expectations we use in pricing our policies, the profitability of our Auto & Home business would be adversely affected. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.

Adoption of New Accounting Pronouncements

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS 157 which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at estimated fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying consolidated statement of income where it was presented in the respective income statement caption to which the item measured at estimated fair value is presented. There were no significant changes in estimated fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s consolidated net income in future periods. Note 24 of the Notes to the Consolidated Financial Statements presents the estimated fair value of all assets and liabilities required to be measured at estimated fair value as well as the expanded fair value disclosures required by SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The fair value option is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company elected the fair value option on fixed maturity and equity securities backing certain pension products sold in Brazil. Such securities will now be presented as trading securities in accordance with SFAS 115 on the consolidated balance sheet with subsequent changes in estimated fair value recognized in net investment income. Previously, these securities were accounted for as available-for-sale securities in accordance with SFAS 115 and unrealized gains and losses on these securities were recorded as a separate component of accumulated other comprehensive income (loss). The Company’s insurance joint venture in Japan also elected the fair value option for certain of its existing single premium deferred annuities and the assets supporting such liabilities. The fair value option was elected to achieve improved reporting of the asset/liability matching associated with these products. Adoption of SFAS 159 by the Company and its Japanese joint venture resulted in an increase in retained earnings of $27 million, net of income tax, at January 1, 2008. The election of the fair value option resulted in the reclassification of $10 million, net of income tax, of net unrealized gains from accumulated other comprehensive income (loss) to retained earnings on January 1, 2008.

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

Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.
.

Investments

Effective December 31, 2008, the Company adopted FSP No. FAS 140-4 and FIN 46(r)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(r)-8”). FSP 140-4 and FIN 46(r)-8 requires additional qualitative and quantitative disclosures about a transferors’ continuing involvement in transferred financial assets and involvement in VIE. The exact nature of the additional required VIE disclosures vary and depend on whether or not the VIE is a qualifying special purpose entity (“QSPE”). For VIEs that are QSPEs, the additional disclosures are only required for a non-transferor sponsor holding a variable interest or a non-transferor servicer holding a significant variable interest. For VIEs that are not QSPEs, the additional disclosures are only required if the Company is the primary beneficiary, and if not the primary beneficiary, only if the Company holds a significant variable interest or is the sponsor. The Company provided all of the material required disclosures in its consolidated financial statements.

Effective December 31, 2008, the Company adopted FSP No. Emerging Issues Task Force (“EITF”) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to more closely align the guidance to determine whether an other-than-temporary impairment has occurred for a beneficial interest in a securitized financial asset with the guidance in SFAS 115 for debt securities classified as available-for-sale or held-to-maturity. The adoption of FSP EITF 99-20-1 did not have an impact on the Company’s consolidated financial statements.

Derivative Financial Instruments

Effective December 31, 2008, the Company adopted FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to require certain enhanced disclosures by sellers of credit derivatives by requiring additional information about the potential adverse effects of changes in their credit risk, financial performance, and cash flows. It also amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The Company provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS 133 Implementation Issue No. E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

(iv)	amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

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

As a result of the implementation of FIN 48, the Company recognized a $35 million increase in the liability for unrecognized tax benefits and a $9 million decrease in the interest liability for unrecognized tax benefits, as well as a $17 million increase in the liability for unrecognized tax benefits and a $5 million increase in the interest liability for unrecognized tax benefits which are included in liabilities of subsidiaries held-for-sale. The corresponding reduction to the January 1, 2007 balance of retained earnings was $37 million, net of $11 million of minority interest included in liabilities of subsidiaries held-for-sale. See also Note 15 of the Notes to the Consolidated Financial Statements.

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

Defined Benefit and Other Postretirement Plans

Effective December 31, 2006, the Company adopted SFAS 158. The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the:

(i)	recognition in the statement of financial position of the funded status of defined benefit plans measured as the difference between the estimated fair value of plan assets and the benefit obligation, which is the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans;

(ii)	recognition as an adjustment to accumulated other comprehensive income (loss), net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and net asset or obligation at transition that have not yet been included in net periodic benefit costs as of the end of the year of adoption;

(iii)	recognition of subsequent changes in funded status as a component of other comprehensive income;

(iv)	measurement of benefit plan assets and obligations as of the date of the statement of financial position; and

(v)	disclosure of additional information about the effects on the employer’s statement of financial position.

The adoption of SFAS 158 resulted in a reduction of $744 million, net of income tax, to accumulated other comprehensive income, which is included as a component of total consolidated stockholders’ equity. As the Company’s measurement date for its pension and other postretirement benefit plans is already December 31 there was no impact of adoption due to changes in measurement date. See also “Summary of Significant Accounting Policies and Critical Accounting Estimates” and Note 17 of the Notes to the Consolidated Financial Statements.

Stock Compensation Plans

As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) including supplemental application guidance issued by the SEC in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment — using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

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

Additionally, for awards granted after adoption, the Company changed its policy from recognizing expense for stock-based awards over the requisite service period to recognizing such expense over the shorter of the requisite service period or the period to attainment of retirement-eligibility. The pro forma impact of this change in expense recognition policy for stock-based compensation is detailed in Note 18 of the Notes to the Consolidated Financial Statements.

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

Other Pronouncements

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FIN 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”), which amends SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments. The adoption of SAB 109 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted EITF Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”) prospectively. EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. EITF 07-6 concludes that the existence of a buy-sell clause does not necessarily preclude partial sale treatment under current guidance. The adoption of EITF 07-6 did not have a material impact on the Company’s consolidated financial statements.

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

The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations after that date. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company will apply the guidance in SFAS 141(r) prospectively on its accounting for future acquisitions and does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of issues associated with the impact that SFAS 141(r) and SFAS 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. EITF 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of EITF 08-6 to have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The Company will apply the guidance of EITF 08-7 prospectively to its intangible assets acquired after fiscal years beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives and related disclosures will be applied prospectively to intangible assets acquired as of, and subsequent to, the effective date.

Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will provide all of the material required disclosures in the appropriate future interim and annual periods.

Other Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(r)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(r)-1”). FSP 132(r)-1 amends SFAS No. 132(r), Employers’ Disclosures about Pensions and Other Postretirement Benefits to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. The FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. FSP 132(r)-1 is effective for fiscal years ending after December 15, 2009. The Company will provide all of the material required disclosures in the appropriate future annual period.

In September 2008, the FASB ratified the consensus on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. EITF 08-5 is effective beginning in the first reporting period after December 15, 2008 and will be applied prospectively, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Company does not expect the adoption of EITF 08-5 to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company does not expect the adoption of EITF 07-5 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP 140-3 to have a material impact on its consolidated financial statements.

Investments

Investment Risks.  The Company’s primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Company is exposed to four primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates;

•	liquidity risk, relating to the diminished ability to sell certain investments in times of strained market conditions; and

•	market valuation risk.

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

Current Environment.  Concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and with the National Bureau of Economic Research having announced in the 4th quarter of 2008 an ongoing U.S. recession that began in December 2007. As a result of the stress experienced by the global financial markets, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-backed and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and inter-bank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have fewer opportunities for disposal.

As a result of this unprecedented disruption and market dislocation, we have experienced both volatility in the valuation of certain investments and decreased liquidity in certain asset classes and, as such, have experienced an increase in certain Level 3 investments. As demonstrated in “- Fixed Maturity Securities — Available for Sale — Fair Value Hierarchy,” during 2008 we have experienced an increase in certain Level 3 investments which include less liquid fixed maturity securities and equity securities with very limited trading activity. Even some of our very high quality assets have been more illiquid for periods of time as a result of the recent challenging market conditions. These market conditions have also lead to an increase in unrealized losses on fixed maturity and equity securities in 2008, particularly for residential and commercial mortgage-backed, asset-backed and corporate fixed maturity securities; and within the Company’s financial services industry fixed maturity and equity securities holdings.

Composition of Investment Portfolio Results

The following table illustrates the net investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the components of the Company’s investment portfolio at:

	December 31,
	2008	2007	2006
	(In millions)

Fixed Maturity Securities
Yield (1)	6.40%	6.42%	6.23%
Investment income (2)	$12,403	$12,425	$11,623
Investment gains (losses)	$(1,949)	$(615)	$(1,119)
Ending carrying value (2)	$189,197	$233,115	$233,514
Mortgage and Consumer Loans
Yield (1)	6.08%	6.56%	6.60%
Investment income (3)	$2,774	$2,648	$2,365
Investment gains (losses)	$(136)	$3	$(8)
Ending carrying value	$51,364	$46,154	$41,457
Real Estate and Real Estate Joint Ventures (4)
Yield (1)	2.98%	10.29%	11.43%
Investment income	$217	$607	$550
Investment gains (losses)	$(10)	$59	$4,897
Ending carrying value	$7,586	$6,767	$4,981
Policy Loans
Yield (1)	6.22%	6.21%	6.02%
Investment income	$601	$572	$547
Ending carrying value	$9,802	$9,326	$9,178
Equity Securities (7)
Yield (1)	5.25%	5.14%	3.56%
Investment income	$249	$244	$106
Investment gains (losses)	$(257)	$164	$84
Ending carrying value	$3,197	$5,911	$4,929
Other Limited Partnership Interests (7)
Yield (1)	(2.77)%	27.09%	22.42%
Investment income (loss)	$(170)	$1,309	$945
Investment gains (losses)	$(140)	$16	$1
Ending carrying value	$6,039	$6,155	$4,781
Cash and Short-Term Investments
Yield (1)	1.62%	4.91%	5.68%
Investment income	$307	$424	$437
Investment gains (losses)	$3	$3	$(2)
Ending carrying value	$38,085	$12,505	$9,472
Other Invested Assets (5),(6),(8)
Investment income	$383	$526	$447
Investment gains (losses)	$4,260	$(474)	$(736)
Ending carrying value	$17,248	$8,076	$6,524
Total Investments
Gross investment income yield (1)	5.71%	6.88%	6.65%
Investment fees and expenses yield	(0.16)%	(0.16)%	(0.15)%

Net Investment Income Yield	5.55%	6.72%	6.50%

Gross investment income	$16,764	$18,755	$17,020
Investment fees and expenses	(460)	(427)	(391)

Net Investment Income	$16,304	$18,328	$16,629

Ending carrying value	$322,518	$328,009	$314,836

Gross investment gains	$2,575	$1,386	$5,731
Gross investment losses (8)	(2,005)	(1,710)	(2,008)
Writedowns (8)	(2,042)	(140)	(134)

Subtotal	$(1,472)	$(464)	$3,589
Derivatives not qualifying for hedge accounting (8),(9)	3,243	(380)	(472)

Investment Gains (Losses)	$1,771	$(844)	$3,117
Investment gains (losses) income tax benefit (provision)	(671)	280	(1,114)

Investment Gains (Losses), Net of Income Tax	$1,100	$(564)	$2,003

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average assets exclude collateral received from counterparties associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $946 million, $779 million and $759 million at estimated fair value related to trading securities at December 31, 2008, 2007 and 2006, respectively. Fixed maturity securities include ($193) million, $50 million and $71 million of investment income (loss) related to trading securities for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in net investment income from real estate and real estate joint ventures is $3 million, $12 million and $92 million related to discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively. Included in investment gains (losses) from real estate and real estate joint ventures is $8 million, $13 million and $4,795 million of gains related to discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $5 million, $253 million and $290 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $44 million, $25 million and $6 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to settlement payments on derivatives used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

(6)	Other invested assets are principally comprised of free standing derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. As yield is not considered a meaningful measure of performance for other invested assets it has been excluded from the table above.

(7)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(8)	The components of investment gains (losses) for the year ended December 31, 2008 are shown net of a realized gain under purchased credit default swaps that offsets losses incurred on certain fixed maturity securities.

(9)	The caption “Derivatives not qualifying for hedge accounting” is comprised of amounts for freestanding derivatives of $5,893 million, ($59) million, and ($674) million; and embedded derivatives of ($2,650) million, ($321) million, and $202 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007

Net investment income decreased by $2,024 million, or 11%, to $16,304 million for the year ended December 31, 2008 from $18,328 million for the comparable 2007 period. Excluding the impacts of discontinued operations and periodic settlement payments on derivatives instruments as described in notes 4 and 5 of the yield table presented above, net investment income decreased by $1,767 million, or 10%, to $16,296 million for the year ended December 31, 2008 from $18,063 million for the comparable 2007 period. Management attributes $3,141 million of this change to a decrease in yields, partially offset by an increase of $1,374 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, real estate joint ventures, short-term investments, fixed maturity securities, and mortgage loans partially offset by improved securities lending results. The reduction in yields associated with other limited partnership interests were primarily due to the lack of liquidity and credit in the financial markets as well as unprecedented investor redemptions in an environment with steep declines in the public equity and debt markets. The decrease in real estate joint ventures yields was primarily due to a slow down in lease and related sales activities in a period with declining property values as well as fund investment write-downs. The decrease in short-term investment yields was primarily attributable to declines in short-term interest rates. The decrease in the fixed maturity securities’ yield was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to lower yielding

U.S. Treasuries, partially offset by improved securities lending results. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on an amortized cost basis, primarily within short-term investments, other invested assets including derivatives, mortgage loans, other limited partnership interests, and real estate joint ventures.

Investment Outlook

Management anticipates that the significant volatility in the equity, credit and real estate markets will continue in 2009 which could continue to impact net investment income and the related yields on private equity funds, hedge funds and real estate joint ventures, included within our other limited partnerships and real estate and real estate joint venture portfolios. Further, in light of the current market conditions, liquidity will be reinvested in a prudent manner and invested according to our ALM discipline in appropriate assets over time. However, considering the continued, uncertain credit market conditions, management plans to continue to maintain a slightly higher than normal level of short-term liquidity. Net investment income may be adversely affected if the reinvestment process occurs over an extended period of time due to challenging market conditions or asset availability.

Year Ended December 31, 2007 compared with the Year Ended December 31, 2006

Net investment income increased by $1,699 million, or 10%, to $18,328 million for the year ended December 31, 2007 from $16,629 million for the comparable 2006 period. Excluding the impacts of discontinued operations and periodic settlement payments on derivatives instruments as described in notes 4 and 5 to the yield table presented above, net investment income increased by $1,816 million, or 11%, to $18,063 million for the year ended December 31, 2007 from $16,247 million for the comparable 2006 period. Management attributes $1,078 million of this increase to growth in the average asset base and $738 million to an increase in yields. Average invested assets are calculated on the cost basis without unrealized gains and losses. The increase in net investment income attributable to higher yields was primarily due to higher returns on fixed maturity securities, other limited partnership interests excluding hedge funds, equity securities and improved securities lending results, partially offset by lower returns on real estate and real estate joint ventures, cash and short-term investments, hedge funds and mortgage loans. The improvement in yields associated with fixed maturity securities was due primarily to higher bond prepayment fees related to decreasing interest rates in the second half of 2007 and to a repositioning of the portfolio in 2006 during a rising interest rate environment. The improvement in yields associated with other limited partnership interests, excluding hedge funds, was due primarily to a robust private equity market resulting in improved returns on equity based funds and increased distributions on cost basis funds. The increase in equity securities yields is primarily related to increased earnings on the non-redeemable preferred securities comprised of perpetual hybrid securities and higher dividend income on our common stock holdings. The decrease in real estate and real estate joint ventures yields was primarily due lower income from the sale of the Peter Cooper and Stuyvesant Town properties in fourth quarter 2006 and reinvestment in real estate joint ventures and development funds with more variable income streams. The decrease in yields for cash and short-term investment was primarily attributable to declines in short-term interest rates in the second half of 2007. The decrease in hedge fund yields was primarily due to increasing volatility in private equity markets in the latter half of 2007, driven by economic uncertainty as reflected in credit and equity markets. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans as well as new loan production at lower yields due to the declines in interest rates in the second half of 2007.

  Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly-traded and privately placed fixed maturity securities, and represented 58% and 71% of total cash and invested assets at December 31, 2008 and 2007, respectively. Based on estimated fair value, public fixed maturity securities represented $156.7 billion, or 83%, and $196.7 billion, or 85%, of total fixed maturity securities at December 31, 2008 and 2007, respectively. Based on estimated fair value, private fixed maturity securities represented $31.6 billion, or 17%, and $35.6 billion, or 15%, of total fixed maturity securities at December 31, 2008 and 2007, respectively.

Valuation of Securities.  Management is responsible for the determination of estimated fair value. The estimated fair value of publicly-traded fixed maturity, equity and trading securities as well as short-term investments is determined by management after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. Generally we obtain prices from multiple pricing services to cover all asset classes and do obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on inputs that are market observable or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to, interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration, and management’s assumptions regarding liquidity and estimated future cash flows. When a price is not available in the active market or through an independent pricing service, management will value the security primarily using independent non-binding broker quotations. Independent non-binding broker quotations utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation wherever possible and for determining that judgmental valuation adjustments, if any, are based upon established policies and are applied consistently over time. Management reviews its valuation methodologies on an ongoing basis and ensures that any changes to valuation methodologies are justified. The Company gains assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through various controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. The control systems and procedures include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity and ongoing confirmation that independent pricing services use, wherever possible, market-based parameters for valuation. Management determines the observability of inputs used in estimated fair values received from independent pricing sources or brokers by assessing whether these inputs can be corroborated by observable market data. The Company also follows a formal process to challenge any prices received from independent pricing services that are not considered representative of fair value. If we conclude that prices received from independent pricing services are not reflective of market activity or representative of estimated fair value, we will seek independent non-binding broker quotes or use an internally developed valuation to override these prices. Such overrides are classified as Level 3. Despite the credit events prevalent in the current dislocated markets and reduced levels of liquidity at the end of 2008, our internally developed valuations of current estimated fair value, which reflect our estimates of liquidity and non performance risks, compared with pricing received from the independent pricing services, did not produce material differences for the vast majority of our fixed maturity securities portfolio. Our estimates of liquidity and non performance risks are generally based on available market evidence and on what other market participants would use. In absence of such evidence, management’s best estimate is used. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol and pricing overrides were not material. As discussed in the “— Fair Value Hierarchy” below, during 2008 due to these conditions, we have experienced an increase in Level 3 securities holdings which include less liquid fixed maturity and equity securities, some with very limited trading activity. Even some of our very high quality invested assets have been more illiquid for periods of time as a result of the challenging market conditions. The Company uses the results of this analysis for classifying the estimated fair value of these instruments in Level 1, 2 or 3. For example, management will review the estimated fair values received to determine whether corroborating evidence (i.e., similar observable positions and actual trades) will support a Level 2 classification in the estimated fair value hierarchy. Security prices which cannot be corroborated due to relatively less pricing transparency and diminished liquidity will be classified as Level 3.

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

The Company has reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate SFAS 157 fair value hierarchy level for each of its securities. Based on the results of this review and investment class analyses, each instrument is categorized as Level 1, 2, or 3 based on the priority of the inputs to the respective valuation methodologies. While prices for certain U.S. Treasury and agency fixed maturity securities, certain foreign government fixed maturity securities, exchange-traded common stock, and certain short-term money market securities have been classified into Level 1 because of high volumes of trading activity and narrow bid/ask spreads, most securities valued by independent pricing services have been classified into Level 2 because the significant inputs used in pricing these securities are market observable or can be corroborated using market observable information. Most investment grade privately placed fixed maturity securities have been classified within Level 2, while most below investment grade or distressed privately placed fixed maturity securities have been classified within Level 3. Where estimated fair values are determined by independent pricing sources or by independent non-binding broker quotations that utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data, these instruments have been classified as Level 3. Use of independent non-binding broker quotations generally indicates there is a lack of liquidity or the general lack of transparency in the process to develop these price estimates causing them to be considered Level 3.

Ratings.  The Securities Valuation Office of the NAIC evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations (“NRSROs”) for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or higher by Moody’s or rated “BBB — ” or higher by S&P and Fitch), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturity securities by NRSRO designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		December 31, 2008			December 31, 2007
		Cost or			Cost or
		Amortized	Estimated	% of	Amortized	Estimated	% of
NAIC Rating	Rating Agency Designation (1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$146,796	$137,125	72.9%	$165,328	$167,761	72.2%
2	Baa	45,253	38,761	20.6	46,520	47,172	20.3
3	Ba	10,258	7,796	4.1	10,463	10,528	4.5
4	B	5,915	3,779	2.0	6,583	6,435	2.8
5	Caa and lower	1,192	715	0.4	459	428	0.2
6	In or near default	94	75	—	1	12	—

	Total fixed maturity securities	$209,508	$188,251	100.0%	$229,354	$232,336	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

Below Investment Grade or Non-Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $12.4 billion and $17.4 billion at December 31, 2008 and 2007, respectively. These securities had net unrealized losses of $5,094 million and $103 million at December 31, 2008 and 2007, respectively.

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities at estimated fair value were $75 million and $12 million at December 31, 2008 and 2007, respectively. Net unrealized gains (losses) associated with non-income producing fixed maturity securities were ($19) million and $11 million at December 31, 2008 and 2007, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers.  At December 31, 2008, $4.9 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.0 billion, $2.0 billion and $0.9 billion, are included within state and political subdivision securities, U.S. corporate securities, and asset-backed securities, respectively, and 15% and 68% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively. As described below, all of the asset-backed securities that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

Gross Unrealized Gains and Losses.  The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings at:

	December 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
Residential mortgage-backed securities	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury/agency securities	17,229	4,082	1	21,310	11.3
Commercial mortgage-backed securities	16,079	18	3,453	12,644	6.7
Asset-backed securities	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (2),(3)	$209,508	$7,564	$28,821	$188,251	100.0%

Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (2)	2,353	4	845	1,512	47.3

Total equity securities (1)	$4,131	$44	$978	$3,197	100.0%

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,310	$1,685	$2,076	$73,919	31.8%
Residential mortgage-backed securities	54,773	598	376	54,995	23.7
Foreign corporate securities	36,232	1,701	767	37,166	16.0
U.S. Treasury/agency securities	19,723	1,482	13	21,192	9.1
Commercial mortgage-backed securities	16,946	241	194	16,993	7.3
Asset-backed securities	11,048	40	516	10,572	4.6
Foreign government securities	11,645	1,350	182	12,813	5.5
State and political subdivision securities	4,342	140	114	4,368	1.9
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities (2),(3)	$229,354	$7,250	$4,268	$232,336	100.0%

Common stock	$2,477	$568	$108	$2,937	49.7%
Non-redeemable preferred stock (2)	3,255	60	341	2,974	50.3

Total equity securities (1)	$5,732	$628	$449	$5,911	100.0%

(1)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include common stock of privately held companies with an estimated fair value of $1.1 billion and $569 million at December 31, 2008 and 2007, respectively.
(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at December 31, 2008 and 2007 had an estimated fair value of $1,224 million and $2,051 million respectively. In addition, the Company held $288 million and $923 million at estimated fair value, respectively, at December 31, 2008 and 2007 of other perpetual hybrid securities, primarily U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at December 31, 2008 and 2007 had an estimated fair value of $2,110 million and $3,896 million, respectively. In addition, the Company held $46 million and $57 million at estimated fair values, respectively, at December 31, 2008 and 2007 of other perpetual hybrid securities, primarily U.S. financial institutions, included in fixed maturity securities.
(3)	At December 31, 2008 and 2007 the Company also held $2,052 million and $3,432 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates which are included within fixed maturity securities. These securities are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are commonly referred to as “capital securities” within U.S. corporate securities.

Concentrations of Credit Risk.  The Company is not exposed to any significant concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ in its equity securities portfolio.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government agencies. At December 31, 2008 and 2007, the Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $21.3 billion and $21.2 billion, respectively. As shown in the sector table above, at December 31, 2008 the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate fixed maturity securities (33.6%), residential mortgage-backed securities (19.2%), and foreign corporate securities (15.8%); and at December 31, 2007 were U.S. corporate fixed maturity securities (31.8%), residential mortgage-backed securities (23.7%), and foreign corporate securities (16.0%). Additionally, at December 31, 2008 and 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgages with estimated fair values of $1.1 billion and $2.0 billion, respectively, and unrealized losses of $730 million and $198 million, respectively. These securities are classified within asset-backed securities in the immediately preceding table.

See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Corporate Fixed Maturity Securities” and “— Structured Securities” for a description of concentrations of credit risk related to these asset subsectors.

At December 31, 2008, the Company’s direct investments in fixed maturity securities and equity securities in Lehman Brothers Holdings Inc. (“Lehman”), Washington Mutual, Inc. (“Washington Mutual”) and American International Group, Inc. (“AIG”) have an aggregate carrying value (after impairments) of approximately $360 million. In addition, the Company has made secured loans to affiliates of Lehman which are fully collateralized. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Impairments.”

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value sources and fair value hierarchy, are summarized as follows:

	December 31, 2008
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$10,414	5.5%	$413	12.9%

Independent pricing source	133,620	71.0	402	12.6
Internal matrix pricing or discounted cash flow techniques	26,809	14.2	1,003	31.4

Significant other observable inputs (Level 2)	160,429	85.2	1,405	44.0

Independent pricing source	7,423	3.9	779	24.4
Internal matrix pricing or discounted cash flow techniques	7,443	4.0	397	12.4
Independent broker quotations	2,542	1.4	203	6.3

Significant unobservable inputs (Level 3)	17,408	9.3	1,379	43.1

Total estimated fair value	$188,251	100.0%	$3,197	100.0%

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed maturity securities:
U.S. corporate securities	$—	$55,805	$7,498	$63,303
Residential mortgage-backed securities	—	35,433	595	36,028
Foreign corporate securities	—	23,735	5,944	29,679
U.S. Treasury/agency securities	10,132	11,090	88	21,310
Commercial mortgage-backed securities	—	12,384	260	12,644
Asset-backed securities	—	8,071	2,452	10,523
Foreign government securities	282	9,463	408	10,153
State and political subdivision securities	—	4,434	123	4,557
Other fixed maturity securities	—	14	40	54

Total fixed maturity securities	$10,414	$160,429	$17,408	$188,251

Equity securities:
Common stock	$413	$1,167	$105	$1,685
Non-redeemable preferred stock	—	238	1,274	1,512

Total equity securities	$413	$1,405	$1,379	$3,197

Composition and pricing source for significant Level 3 fixed maturity and equity securities are as follows:

As shown above, the majority of the Level 3 fixed maturity and equity securities (91%) are concentrated in four of the sectors shown above, U.S. and foreign corporate securities, asset-backed securities and non-redeemable preferred securities. The pricing sources for these sectors are as follows at December 31, 2008:

Level 3 fixed maturity securities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid asset-backed securities including securities supported by sub-prime mortgage loans (included in asset-backed securities). Level 3 non-redeemable preferred securities include securities with very limited trading activity or where less price transparency exists around the inputs to the valuation.

The change in Level 3 fixed maturity securities during the period was as follows:

During the year ended December 31, 2008, Level 3 fixed maturity securities decreased by $5,910 million or 25%, due primarily to increased unrealized losses recognized in other comprehensive income (loss) and to a lesser extent sales and settlements in excess of purchases. The increased unrealized losses in fixed maturity securities were concentrated in asset-backed securities (including residential mortgage-backed securities backed by sub-prime mortgage loans), U.S. and foreign corporate securities and to a lesser extent commercial mortgage-backed securities due to current market conditions including less liquidity and increased spreads for such securities. Net sales and settlements in excess of purchases of fixed maturity securities were concentrated in asset-backed securities (including residential mortgage-backed securities backed by sub-prime mortgage loans) and U.S. and foreign corporate securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2008 is as follows:

	Year Ended
	December 31, 2008
	Fixed Maturity	Equity
	Securities	Securities
	(In millions)

Balance, December 31, 2007	$23,326	$2,371
Impact of SFAS 157 and SFAS 159 adoption	(8)	—

Balance, beginning of period	23,318	2,371
Total realized/unrealized gains (losses) included in:
Earnings	(881)	(197)
Other comprehensive income (loss)	(6,272)	(478)
Purchases, sales, issuances and settlements	(596)	(288)
Transfer in and/or out of Level 3	1,839	(29)

Balance, end of period	$17,408	$1,379

Transfers in and/or out of Level 3 —

a) Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

b) Net transfers in and/or out of Level 3 for fixed maturity securities were $1,839 million for the year ended December 31, 2008 and were comprised of transfers in of $3,522 million and transfers out of ($1,683) million. Net transfers in and/or out of Level 3 for equity securities were ($29) million for the year ended December 31, 2008 and were comprised of transfers in of $38 million and transfers out of ($67) million.

c) Included in earnings and other comprehensive income (loss) in the above table, that were incurred for transfers in subsequent to their transfer to Level 3 were ($479) million and ($723) million, respectively, for fixed maturity securities, and ($20) million and ($3) million, respectively, for equity securities, for the year ended December 31, 2008.

d) Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. During the year ended December 31, 2008, fixed maturity securities transfers into Level 3 of $3,522 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity, fixed maturity securities going into default, and ratings downgrades (e.g. from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations, and an increased use of broker quotations and unobservable inputs to determine fair value. During the year ended December 31, 2008, fixed maturity securities transfers out of Level 3 of ($1,683) million resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity became priced by pricing services and existing issuances that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs.

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Net Unrealized Investment Gains (Losses).  The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Fixed maturity securities	$(21,246)	$3,479	$5,075
Equity securities	(934)	159	541
Derivatives	(2)	(373)	(208)
Minority interest	(10)	(150)	(159)
Other	53	3	9

Subtotal	(22,139)	3,118	5,258

Amounts allocated from:
Insurance liability loss recognition	42	(608)	(1,149)
DAC and VOBA	3,025	(327)	(189)
Policyholder dividend obligation	—	(789)	(1,062)

Subtotal	3,067	(1,724)	(2,400)

Deferred income tax	6,508	(423)	(994)

Subtotal	9,575	(2,147)	(3,394)

Net unrealized investment gains (losses)	$(12,564)	$971	$1,864

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance, end of prior period	$971	$1,864	$1,942
Cumulative effect of change in accounting principles, net of income tax	(10)	—	—

Balance, beginning of period	961	1,864	1,942
Unrealized investment gains (losses) during the year	(25,377)	(2,140)	(706)
Unrealized investment losses of subsidiaries at the date of disposal	130	—	—
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	650	541	261
DAC and VOBA	3,370	(138)	(110)
DAC and VOBA of subsidiaries at date of disposal	(18)	—	—
Policyholder dividend obligation	789	273	430
Deferred income tax	6,991	571	47
Deferred income tax of subsidiaries at date of disposal	(60)	—	—

Balance, end of period	$(12,564)	$971	$1,864

Change in net unrealized investment gains (losses)	$(13,525)	$(893)	$(78)

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$46,343	$1,375	$1,482	$383	4,713	148
Six months or greater but less than nine months	15,833	14	730	4	1,028	24
Nine months or greater but less than twelve months	8,529	7	492	2	586	—
Twelve months or greater	29,893	50	1,162	13	2,692	32

Total	$100,598	$1,446	$3,866	$402

Equity Securities:
Less than six months	$1,757	$423	$148	$133	1,212	417
Six months or greater but less than nine months	528	—	62	—	154	—
Nine months or greater but less than twelve months	439	—	54	—	62	1
Twelve months or greater	511	—	52	—	90	—

Total	$3,235	$423	$316	$133

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

At December 31, 2008 and 2007, $8.0 billion and $3.9 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 9% and 4%, respectively, of the cost or amortized cost of such securities. At December 31, 2008 and 2007, $75 million and $316 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 13% and 10%, respectively, of the cost of such securities.

At December 31, 2008, $20.8 billion and $903 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% and 43% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $20.8 billion and $903 million, $17.2 billion and $519 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $402 million and $133 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 28% and 31% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $402 million and $133 million, $383 million and $133 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 699 fixed maturity securities and 33 equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 699 fixed maturity securities represented 50%, or $14.5 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 33 equity securities represented 71%, or $699 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 23 fixed maturity securities and six equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These 23 fixed maturity securities represented 8%, or $357 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These six equity securities represented 20%, or $90 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, increased $14.7 billion during the year ended December 31, 2008. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $903 million and $133 million at December 31, 2008 and 2007, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for six months or greater was $384 million at December 31, 2008, of which, $382 million of the unrealized losses, or 99%, are for non-redeemable preferred securities, of which $377 million of the unrealized losses, or 99%, are for investment grade non-redeemable preferred securities. Of the $377 million of unrealized losses for investment grade non-redeemable preferred securities, $372 million of the unrealized losses, or 99%, was comprised of unrealized losses on investment grade financial services industry non-redeemable preferred securities, of which 85% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for less than six months was $519 million at December 31, 2008 of which $427 million of the unrealized losses, or 82%, are for non-redeemable preferred securities, of which $421 million of the unrealized losses, or 98% are for investment grade non-redeemable preferred securities. Of the $421 million of unrealized losses for investment grade non-redeemable preferred securities, $417 million of the unrealized losses, or 99%, was comprised of unrealized losses on investment grade financial services industry non-redeemable preferred securities, of which 81% are rated A or higher.

There were no equity securities with an unrealized loss of 20% or more for twelve months or greater.

In connection with the equity securities impairment review process during 2008, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services industry companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss. With respect to common stock holdings, the Company considered the duration and severity of the securities in an unrealized loss position of 20% or more; and the duration of the securities in an unrealized loss position of 20% or less with an extended unrealized loss position (i.e. 12 months or more).

At December 31, 2008, there are $903 million of equity securities with an unrealized losses of 20% or more, of which $809 million of the unrealized losses, or 90%, were for non-redeemable preferred securities. Through December 31, 2008, $798 million of the unrealized losses of 20% or more, or 99%, of the non-redeemable preferred securities were investment grade securities, of which, $789 million of the unrealized losses of 20% or more, or 99%, are investment grade financial services industry non-redeemable preferred securities; and all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of rating, have not deferred any dividend payments.

Also, the Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities, and with respect to fixed maturity securities, it has the ability and intent to hold until the earlier of the recovery in value, or until maturity, and with respect to equity securities, it has the ability and intent to hold until the recovery in value.

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

At December 31, 2008 and 2007, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $29.8 billion and $4.7 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2008	2007

Sector:
U.S. corporate securities	33%	44%
Foreign corporate securities	19	16
Residential mortgage-backed securities	16	8
Asset-backed securities	13	11
Commercial mortgage-backed securities	11	4
State and political subdivision securities	3	2
Foreign government securities	1	4
Other	4	11

Total	100%	100%

Industry:
Mortgage-backed	27%	12%
Finance	24	33
Asset-backed	13	11
Consumer	11	3
Utility	8	8
Communication	5	2
Industrial	4	19
Foreign government	1	4
Other	7	8

Total	100%	100%

Writedowns.

The components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities			Equity Securities			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)

Proceeds	$62,495	$78,001	$86,725	$2,107	$1,112	$845	$64,602	$79,113	$87,570

Gross investment gains	858	554	421	436	226	130	1,294	780	551

Gross investment losses	(1,511)	(1,091)	(1,484)	(263)	(43)	(22)	(1,774)	(1,134)	(1,506)

Writedowns
Credit-related	(1,138)	(58)	(56)	(90)	(19)	(24)	(1,228)	(77)	(80)
Other than credit-related (1)	(158)	(20)	—	(340)	—	—	(498)	(20)	—

Total writedowns	(1,296)	(78)	(56)	(430)	(19)	(24)	(1,726)	(97)	(80)

Net investment gains (losses)	$(1,949)	$(615)	$(1,119)	$(257)	$164	$84	$(2,206)	$(451)	$(1,035)

(1)	Other than credit-related writedowns include items such as equity securities where the primary reason for the writedown was the severity and/or the duration of an unrealized loss position and fixed maturity securities where an interest-rate related writedown was taken.

Overview of Fixed Maturity and Equity Security Writedowns. Writedowns of fixed maturity and equity securities were $1.7 billion, $97 million and $80 million for the years ended December 31, 2008, 2007 and 2006, respectively. Writedowns of fixed maturity securities were $1.3 billion, $78 million and $56 million for the years ended December 31, 2008, 2007 and 2006, respectively. Writedowns of equity securities were $430 million, $19 million and $24 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s credit-related writedowns of fixed maturity and equity securities were $1.2 billion, $77 million and $80 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s credit-related writedowns of fixed maturity securities were $1.1 billion, $58 million and $56 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s credit-related writedowns of equity securities were $90 million, $19 million and $24 million for the years ended December 31, 2008, 2007 and 2006, respectively. The $90 million of credit-related equity securities writedowns in 2008 were primarily on non-redeemable preferred securities.

The Company’s three largest impairments totaled $528 million, $19 million and $33 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $29.9 billion, $47.1 billion and $69.2 billion during the years ended December 31, 2008, 2007 and 2006, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $1.8 billion, $1.1 billion and $1.5 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

2008 — Financial Institutions, Individually Significant and Trust Preferred Security Impairments. Of the fixed maturity and equity securities impairments of $1.7 billion for the year ended December 31, 2008, $1,014 million were concentrated in the Company’s financial services industry securities holdings and were comprised of $673 million in impairments on fixed maturity securities and $341 million in impairments on equity securities. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings or difficult underlying operating environments for the entities concerned. A significant portion of the impairments were concentrated in three particular financial institutions that entered bankruptcy, were subject to Federal Deposit Insurance Corporation (“FDIC”) receivership or received federal government capital infusions as described further below:

•	Lehman — In connection with the filing on September 15, 2008 by Lehman of a Chapter 11 bankruptcy petition, the Company recorded in 2008, impairments totaling $372 million (i.e., $329 million fixed maturity securities and $43 million equity securities) as follows related to Lehman — $256 million of Lehman senior unsecured debt and subordinated debt, $73 million of debt instruments issued by a special-purpose entity backed by Lehman obligations, and $43 million of Lehman non-redeemable preferred securities. The Company has also made secured loans to affiliates of Lehman which are fully collateralized; accordingly, no impairment charge has been recorded.

•	Washington Mutual — In connection with the September 25, 2008 acquisition of Washington Mutual’s banking operation by JP Morgan Chase & Co. relating to the FDIC receivership of its bank subsidiaries, which transaction excluded the assumption of any senior unsecured debt, subordinated debt, and preferred securities of Washington Mutual and its bank subsidiaries, the Company recorded impairments in 2008, totaling $197 million (i.e., $125 million fixed maturity securities and $72 million equity securities) as follows — $125 million of Washington Mutual subordinated debt, $71 million of Washington Mutual non-redeemable preferred securities, and less than $1 million of Washington Mutual common stock holdings. These impairments were partially offset by a $17 million realized gain on credit default swaps purchased on Washington Mutual debt.

•	AIG — In connection with the September 23, 2008 definitive agreement between AIG and the Federal Reserve Bank of New York for a two-year revolving credit facility and issuance of preferred stock that granted 79.9% common stock voting power to the United States Treasury, the Company recorded impairments on securities for the year ended December 31, 2008 totaling $37 million (i.e., $35 million fixed maturity securities and $2 million equity securities) as follows — $35 million of AIG unsecured subordinated debt holdings, and $2 million of AIG common stock. Additionally, a $2 million impairment was recorded on an AIG affiliate-managed other limited partnership investment for the year ended December 31, 2008, for a total AIG impairment of $37 million for the year ended December 31, 2008.

Overall, impairments related to these three counterparties accounted for impairments on fixed maturity and equity securities of $489 million and $117 million, respectively, for a total of $606 million for the year ended December 31, 2008. These three counterparties account for substantial portion, $489 million, of the financial institution related fixed maturity security impairments of $673 million; however, at $117 million, they do not account for the majority of the financial institution related equity security impairments of $341 million which are nearly all related to writedowns of non-redeemable preferred securities, included in non-redeemable preferred stock.

2008 Impairments — Summary of Fixed Maturity Security Impairments. Overall impairments of fixed maturity securities were $1.3 billion for the year ended December 31, 2008. This substantial increase over the prior year was driven by impairments of: 1) $673 million on financial services industry fixed maturity security holdings as described previously; 2) $241 million were on communication and consumer industries holdings; 3) $164 million on asset-backed (substantially all are backed by or exposed to sub-prime mortgage loans) and below investment grade commercial mortgage-backed holdings; and 4) $218 million in fixed maturity security holdings that the Company either lacked the intent to hold, or due to extensive credit spread widening, the Company was uncertain of its intent to hold these fixed maturity securities for a period of time sufficient to allow for recovery of the market value decline Overall, $1.1 billion of the impairments were considered to be credit-related and are included in the $1.2 billion of credit-related impairments of fixed maturities and equity securities described previously.

2008 Impairments — Summary of Equity Security Impairments. Equity security impairments recorded in 2008 totaled $430 million. Included within the $430 million of impairments on equity securities in 2008 are $341 million related to the financial services industry holdings, (of which, $90 million related to the financial services industry non-redeemable preferred securities) and $89 million across several industries including consumer, communications, industrial and utility. As described previously, $117 million of these equity security impairments related to Lehman, Washington Mutual and AIG. As a result of the Company’s equity securities impairment review process, which included a review of the duration of, and or the severity of the unrealized loss position of its equity securities holdings, additional other-than-temporary impairment charges totaling $313 million were recorded for the year ended December 31, 2008. These additional impairments were principally related to impairments on non-redeemable trust preferred securities holdings of financial services industry securities holdings that had either been in an unrealized loss position for an extended duration (i.e., 12 months or more), or were in a severe unrealized loss position. In fourth quarter of 2008, the Company not only considered the severity and duration of unrealized losses on its non-redeemable preferred security holdings, but placed greater weight and emphasis on whether there has been any credit deterioration in the issuer of these holdings in accordance with recent published guidance. Overall, $90 million of the impairments were considered to be credit related and are included in the $1.2 billion of credit related impairments of fixed maturity and equity securities described previously.

Future Impairments. Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and other of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming periods. See also “ — Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Unrealized Investment Gains (Losses).”

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	December 31,
	2008		2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$29,679	32.0%	$37,166	33.4%
Finance	14,996	16.1	20,639	18.6
Industrial	13,324	14.3	15,838	14.3
Consumer	13,122	14.1	15,793	14.2
Utility	12,434	13.4	13,206	11.9
Communications	5,714	6.1	7,679	6.9
Other	3,713	4.0	764	0.7

Total	$92,982	100.0%	$111,085	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other fixed maturity foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total invested assets of the portfolio. At December 31, 2008 and 2007, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $8.4 billion and $7.8 billion, respectively, the total of these ten issuers being less than 3% of the Company’s total invested assets at such dates. The exposure to the largest single issuer of corporate fixed maturity securities held at December 31, 2008 and 2007 was $1.5 billion and $1.2 billion, respectively.

The Company has hedged all of its material exposure to foreign currency risk in its corporate fixed maturity portfolio. In the Company’s international insurance operations, both its assets and liabilities are generally denominated in local currencies.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	December 31,
	2008		2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
		(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$26,025	44.0%	$36,303	44.0%
Pass-through securities	10,003	16.8	18,692	22.6

Total residential mortgage-backed securities	36,028	60.8	54,995	66.6
Commercial mortgage-backed securities	12,644	21.4	16,993	20.6
Asset-backed securities	10,523	17.8	10,572	12.8

Total	$59,195	100.0%	$82,560	100.0%

Collateralized mortgage obligations are a type of mortgage-backed security that creates separate pools or tranches of pass-through cash flows for different classes of bondholders with varying maturities. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments, and for fee, remits or passes these payments through to the holders of the pass-through securities.

Residential Mortgage-Backed Securities.  At December 31, 2008, the exposures in the Company’s residential mortgage-backed securities portfolio consist of agency, prime, and alternative residential mortgage loans (“Alt-A”) securities of 68%, 23%, and 9% of the total holdings, respectively. At December 31, 2008 and 2007, $33.3 billion and $54.7 billion, respectively, or 92% and 99% respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. The majority of the agency residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At December 31, 2008 and 2007, the Company’s Alt-A residential mortgage-backed securities exposure was $3.4 billion and $6.3 billion, respectively, with an unrealized loss of $1,963 million and $139 million, respectively. At December 31, 2008 and December 31, 2007, $2.1 billion and $6.3 billion, respectively, or 63% and 99%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch; At December 31, 2008 the Company’s Alt-A holdings are distributed as follows: 23% 2007 vintage year, 25% 2006 vintage year; and 52% in the 2005 and prior vintage years. Vintage year refers to the year of origination and not to the year of purchase. In December 2008, certain Alt-A residential mortgage-backed securities experienced ratings downgrades from investment grade to below investment grade, contributing to the decrease year over year cited above in those securities rated Aa/AA or better. In January 2009 Moody’s revised its loss projections for Alt-A residential mortgage-backed securities, and the Company anticipates that Moody’s will be downgrading virtually all 2006 and 2007 vintage year Alt-A securities to below investment grade, which will increase the percentage of our Alt-A residential mortgage-backed securities portfolio that will be rated below investment grade. Our analysis suggests that Moody’s is applying essentially the same default methodology to all Alt-A bonds, regardless of the underlying collateral. The Company’s Alt-A portfolio has superior structure to the overall Alt-A market. The Company’s Alt-A portfolio is 88% fixed rate collateral, has zero exposure to option ARM mortgages and has only 12% hybrid ARMs. Fixed rate mortgages have performed better than both option ARMs and hybrid ARMs. Additionally, 83% of the Company’s Alt-A portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard AAA rated bond. Based upon the analysis of the Company’s exposure to Alt-A mortgage loans through its investment in asset-backed securities, the Company continues to expect to receive payments in accordance with the contractual terms of the securities.

Asset-Backed Securities.  The Company’s asset-backed securities are diversified both by sector and by issuer. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, automobile receivables, student loan receivables and residential mortgage-backed securities backed by sub-prime mortgage loans of 49%, 10%, 10% and 10% of the total holdings, respectively. At December 31, 2008 and 2007, the Company’s holdings in asset-backed securities was $10.5 billion and $10.6 billion at estimated fair value. At December 31, 2008 and 2007, $7.9 billion and $5.7 billion, respectively, or 75% and 54%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities included in the structured securities table above include exposure to residential mortgage-backed securities backed by sub-prime mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The Company’s exposure exists through investment in asset-backed securities which are supported by sub-prime mortgage loans. The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage year. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2007 to December 31, 2008. Based upon the analysis of the Company’s exposure to sub-prime mortgage loans through its investment in asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following table shows the Company’s exposure to asset-backed securities supported by sub-prime mortgage loans by credit quality and by vintage year:

	December 31, 2008
									Below
	Aaa		Aa		A		Baa		Investment Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$96	$77	$92	$72	$26	$16	$83	$53	$8	$4	$305	$222
2004	129	70	372	204	5	3	37	28	2	1	545	306
2005	357	227	186	114	20	11	79	46	4	4	646	402
2006	146	106	69	30	15	10	26	7	2	2	258	155
2007	—	—	78	33	35	21	2	2	3	1	118	57
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total	$728	$480	$797	$453	$101	$61	$227	$136	$19	$12	$1,872	$1,142

	December 31, 2007
									Below
	Aaa		Aa		A		Baa		Investment Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$217	$206	$130	$123	$15	$14	$13	$12	$4	$2	$379	$357
2004	186	169	412	383	11	9	—	—	1	—	610	561
2005	509	462	218	197	—	—	—	—	—	—	727	659
2006	244	223	64	43	—	—	—	—	—	—	308	266
2007	132	123	17	9	—	—	—	—	—	—	149	132

Total	$1,288	$1,183	$841	$755	$26	$23	$13	$12	$5	$2	$2,173	$1,975

At December 31, 2008 and 2007, the Company had asset-backed securities supported by sub-prime mortgage loans with estimated fair values of $1.1 billion and $2.0 billion, respectively, and unrealized losses of $730 million and $198 million, respectively, as outlined in the tables above. At December 31, 2008, approximately 82% of the portfolio is rated Aa or better of which 82% was in vintage year 2005 and prior. At December 31, 2007, approximately 98% of the portfolio was rated Aa or better of which 79% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. At December 31, 2008, 37% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 19% and 37% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively. At December 31, 2008, all of the $1.1 billion of asset-backed securities supported by sub-prime mortgage loans were classified as Level 3 securities.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $20 million with an estimated fair value of $10 million at December 31, 2008 and an aggregate cost of $63 million with an estimated fair value of $47 million at December 31, 2007, which are not included in the tables above.

Commercial Mortgage-Backed Securities.  There have been disruptions in the commercial mortgage-backed securities market due to market perceptions that default rates will increase in part due weakness in commercial real estate market fundamentals and due in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e. 2006 and later). These factors have caused a pull-back in market liquidity, increased spreads and repricing of risk, which has led to an increase in unrealized losses since third quarter 2008. Based upon the analysis of the Company’s exposure to commercial mortgage-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

At December 31, 2008 and 2007, the Company’s holdings in commercial mortgage-backed securities was $12.6 billion and $17.0 billion, respectively, at estimated fair value. At December 31, 2008 and 2007, $11.8 billion and $14.9 billion, respectively, of the estimated fair value, or 93% and 88%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P, or Fitch. At December 31, 2008, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 93% Aaa, 4% Aa, 1% A, 1% Baa, and 1% Ba or below. At December 31, 2008, 84% of the holdings are in the 2005 and prior vintage years. At December 31, 2008, the Company had no exposure to CMBX securities and its holdings of commercial real estate debt obligations securities was $121 million at estimated fair value. The weighted average credit enhancement of the Company’s commercial mortgage-backed securities holdings at December 31, 2008 was 26%. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

The following table shows the Company’s exposure to commercial mortgage-backed securities by credit quality and by vintage year:

	December 31, 2008
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$5,428	$4,975	$424	$272	$213	$124	$51	$24	$42	$17	$6,158	$5,412
2004	2,630	2,255	205	100	114	41	47	11	102	50	3,098	2,457
2005	3,403	2,664	187	49	40	13	5	1	18	10	3,653	2,737
2006	1,825	1,348	110	39	25	14	94	36	—	—	2,054	1,437
2007	999	535	43	28	63	28	10	9	—	—	1,115	600
2008	1	1	—	—	—	—	—	—	—	—	1	1

Total	$14,286	$11,778	$969	$488	$455	$220	$207	$81	$162	$77	$16,079	$12,644

	December 31, 2007
									Below
									Investment
	Aaa		Aa		A		Baa		Grade		Total
	Cost or		Cost or		Cost or		Cost or		Cost or		Cost or
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In millions)

2003 & Prior	$5,442	$5,500	$504	$512	$339	$342	$94	$92	$42	$43	$6,421	$6,489
2004	1,738	1,749	156	148	106	100	47	34	111	101	2,158	2,132
2005	3,154	3,166	212	198	50	48	5	4	76	61	3,497	3,477
2006	2,767	2,813	120	116	34	34	121	118	10	10	3,052	3,091
2007	1,680	1,672	91	87	37	36	10	9	—	—	1,818	1,804

Total	$14,781	$14,900	$1,083	$1,061	$566	$560	$277	$257	$239	$215	$16,946	$16,993

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities, and short-term investments are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally requires collateral equal to 102% of the current estimated fair value of the loaned securities to be obtained at the inception of a loan, and maintained at a level greater than or equal to 100% for the duration of the loan. During the extraordinary market events occurring in the fourth quarter of 2008, the Company, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which are considered to have limited variation in their estimated fair value during the term of the loan. Securities with a cost or amortized cost of $20.8 billion and $41.1 billion and an estimated fair value of $22.9 billion and $42.1 billion were on loan under the program at December 31, 2008 and 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $23.3 billion and $43.3 billion at December 31, 2008 and 2007, respectively. Of this $23.3 billion of cash collateral at December 31, 2008, $5.1 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral and $14.7 billion and $3.5 billion, respectively were due within 30 days and 60 days. The estimated fair value of the securities related to the cash collateral on open at December 31, 2008 has been reduced to $5.0 billion from $15.8 billion as of November 30, 2008. Of the $5.0 billion of estimated fair value of the securities related to the cash collateral on open at December 31, 2008, $4.4 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury and agency securities, and very liquid residential mortgage-backed securities. Within the U.S. Treasury securities on loan, they are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $19.5 billion at December 31, 2008, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demand when securities are put back to the Company.

The following table represents, at December 31, 2008, when the Company may be obligated to return cash collateral received in connection with its securities lending program. Cash collateral is required to be returned when the related loaned security is returned to the Company.

	December 31, 2008
	Cash Collateral	% of Total
	(In millions)

Open	$5,118	22.0%
Less than thirty days	14,711	63.1
Greater than thirty days to sixty days	3,471	14.9

Total	$23,300	100.0%

Security collateral of $279 million and $40 million on deposit from counterparties in connection with the securities lending transactions at December 31, 2008 and 2007, respectively may not be sold or repledged and is not reflected in the consolidated financial statements.

Assets on Deposit, Held in Trust and Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with an estimated fair value of $1.3 billion and $1.8 billion at December 31, 2008 and 2007, respectively, consisting primarily of fixed maturity and equity securities. The Company also held in trust cash and securities, primarily fixed maturity and equity securities, with an estimated fair value of $9.3 billion and $5.9 billion at December 31, 2008 and 2007, respectively, to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 11 of the Notes to the Consolidated Financial Statements ‘‘— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Collateral Financing Arrangements.”

The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the FHLB of New York and the FHLB of Boston of $22.2 billion and $7.0 billion at December 31,

2008 and 2007, respectively. The Company has also pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation with a carrying value of $2.9 billion at both December 31, 2008 and 2007. The Company has also pledged qualifying mortgage loans and securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility with an estimated fair value of $1.6 billion at December 31, 2008. The nature of these Federal Home Loan Bank, and Federal Agricultural Mortgage Corporation and Federal Reserve Bank of New York arrangements are described in Notes 7 and 10 of the Notes to Consolidated Financial Statements.

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

Trading Securities

The Company has trading securities portfolios to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income.

At December 31, 2008 and 2007, trading securities at estimated fair value were $946 million and $779 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $57 million and $107 million, respectively. The Company had pledged $346 million and $407 million of its assets, at estimated fair value, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at December 31, 2008 and 2007, respectively.

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled ($193) million, $50 million and $71 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in estimated fair value of ($174) million, ($4) million and $26 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, unrealized losses recognized for trading securities, due to volatility in the equity and credit markets, were in excess of interest and dividends earned.

The trading securities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	December 31, 2008
	Trading		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$587	62%	$57	100%
Significant other observable inputs (Level 2)	184	19	—	—
Significant unobservable inputs (Level 3)	175	19	—	—

Total estimated fair value	$946	100%	$57	100%

A rollforward of the fair value measurements for trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2008 is as follows:

Year Ended
December 31, 2008
(In millions)

Balance, December 31, 2007	$183
Impact of SFAS 157 and SFAS 159 adoption	8

Balance, beginning of period	191
Total realized/unrealized gains (losses) included in:
Earnings	(26)
Other comprehensive income (loss)	—
Purchases, sales, issuances and settlements	18
Transfer in and/or out of Level 3	(8)

Balance, end of period	$175

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 15.9% and 14.1% of the Company’s total cash and invested assets at December 31, 2008 and 2007, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	December 31,
	2008		2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Commercial mortgage loans	$35,965	70.1%	$34,657	75.1%
Agricultural mortgage loans	12,234	23.8	10,452	22.6
Consumer loans	1,153	2.2	1,040	2.3

Loans held-for-investment	49,352	96.1	46,149	100.0
Mortgage loans held-for-sale	2,012	3.9	5	—

Total	$51,364	100.0%	$46,154	100.0%

At December 31, 2008, mortgage loans held-for-sale include $1,975 million of residential mortgage loans held-for-sale carried under the fair value option. At December 31, 2008 and 2007, mortgage loans held-for-sale also include $37 million and $5 million, respectively, of commercial and residential mortgage loans held-for-sale which are carried at the lower of amortized cost or estimated fair value.

At December 31, 2008, the Company held $220 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, of which $188 million relate to impaired mortgage loans held-for-investment and $32 million to certain mortgage loans held-for-sale. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $79 million for the year ended December 31, 2008.

Commercial Mortgage Loans By Geographic Region and Property Type.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at:

	December 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
		(In millions)

Region
Pacific	$8,837	24.6%	$8,436	24.4%
South Atlantic	8,101	22.5	7,770	22.4
Middle Atlantic	5,931	16.5	5,042	14.5
International	3,414	9.5	3,642	10.5
West South Central	3,070	8.5	2,888	8.3
East North Central	2,591	7.2	2,866	8.3
New England	1,529	4.3	1,464	4.2
Mountain	1,052	2.9	1,002	2.9
West North Central	716	2.0	974	2.8
East South Central	468	1.3	481	1.4
Other	256	0.7	92	0.3

Total	$35,965	100.0%	$34,657	100.0%

Property Type
Office	$15,307	42.6%	$15,216	43.9%
Retail	8,038	22.3	7,334	21.1
Apartments	4,113	11.4	4,368	12.6
Hotel	3,078	8.6	3,258	9.4
Industrial	2,901	8.1	2,622	7.6
Other	2,528	7.0	1,859	5.4

Total	$35,965	100.0%	$34,657	100.0%

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

The Company records valuation allowances for certain of the loans that it deems impaired. The Company’s valuation allowances are established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Loan specific valuation allowances are established for the excess carrying value of the mortgage loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral, or the loan’s estimated fair value if the loan is being sold. Valuation allowances for pools of loans are established based on property types and loan to value risk factors. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains (losses).

Recent economic events causing deteriorating market conditions, low levels of liquidity and credit spread widening have all adversely impacted the mortgage and consumer loan markets. As a result, commercial real estate, agricultural and residential loan market fundamentals have weakened. The Company expects continued pressure on these fundamentals, including but not limited to declining rent growth, increased vacancies, rising delinquencies and declining property values. These deteriorating factors have been considered in the Company’s ongoing, systematic and comprehensive review of the mortgage and consumer loan portfolios, resulting in higher writedown amounts and valuation allowances for 2008.

The following table presents the amortized cost and valuation allowance for commercial mortgage loans held-for-investment distributed by loan classification at:

	December 31, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$36,192	100.0%	$232	0.6%	$34,820	100.0%	$167	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	2	—	—	—%	3	—	—	—%
Delinquent or under foreclosure	3	—	—	—%	1	—	—	—%

Total	$36,197	100.0%	$232	0.6%	$34,824	100.0%	$167	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans held-for-investment for the:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance, beginning of period	$167	$153	147
Additions	145	68	25
Deductions	(80)	(54)	(19)

Balance, end of period	$232	$167	$153

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type.

Of the $12.2 billion of agricultural mortgage loans outstanding at December 31, 2008, 56% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans held-for-investment distributed by loan classification at:

	December 31, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$12,054	98.0%	$16	0.1%	$10,409	99.4%	$12	0.1%
Restructured	1	—	—	—%	2	—	—	—%
Potentially delinquent	133	1.1	18	13.5%	46	0.4	4	8.7%
Delinquent or under foreclosure	107	0.9	27	25.2%	19	0.2	8	42.1%

Total	$12,295	100.0%	$61	0.5%	$10,476	100.0%	$24	0.2%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans held-for-investment for the:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance, beginning of period	$24	$18	$11
Additions	49	8	10
Deductions	(12)	(2)	(3)

Balance, end of period	$61	$24	$18

Consumer Loans.  Consumer loans consist of residential mortgages and auto loans held-for-investment.

The following table presents the amortized cost and valuation allowances for consumer loans held-for-investment distributed by loan classification at:

	December 31, 2008				December 31, 2007
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
				(In millions)

Performing	$1,116	95.8%	$11	1.0%	$1,001	95.7%	$5	0.5%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	17	1.5	—	—%	19	1.8	—	—%
Delinquent or under foreclosure	31	2.7	—	—%	26	2.5	1	4.0%

Total	$1,164	100.0%	$11	0.9%	$1,046	100.0%	$6	0.6%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans held-for-investment for the:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance, beginning of period	$6	$11	$14
Additions	6	—	1
Deductions	(1)	(5)	(4)

Balance, end of period	$11	$6	$11

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. At December 31, 2008 and 2007, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $7.6 billion and $6.8 billion, respectively, or 2.4% and 2.1%, respectively, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of real estate joint ventures is stated at the Company’s equity in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate holdings at:

	December 31,
	2008		2007
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
		(In millions)

Real estate	$4,061	53.5%	$3,954	58.4%
Real estate joint ventures	3,522	46.5	2,771	41.0
Foreclosed real estate	2	—	3	—

	7,585	100.0	6,728	99.4
Real estate held-for-sale	1	—	39	0.6

Total real estate holdings	$7,586	100.0%	$6,767	100.0%

The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The Company’s real estate holdings are primarily located in the United States. At December 31, 2008, 22%, 13%, 11% and 8% of the Company’s real estate holdings were located in California, Florida, New York and Texas, respectively. Property type diversification is shown in the table below.

Real estate holdings were categorized as follows:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(In millions)

Office	$3,489	46%	$3,480	51%
Apartments	1,602	21	1,148	17
Real estate investment funds	1,080	14	950	14
Industrial	483	7	443	7
Retail	472	6	455	7
Hotel	180	3	60	1
Land	155	2	125	2
Agriculture	24	—	29	—
Other	101	1	77	1

Total real estate holdings	$7,586	100%	$6,767	100%

The Company’s carrying value of real estate held-for-sale of $1 million and $39 million at December 31, 2008 and 2007, respectively, have been reduced by impairments of $1 million at both December 31, 2008 and 2007, respectively.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Net investment income from real estate joint ventures and funds within the real estate and real estate joint venture caption represents distributions from investees accounted for under the cost method and equity in earnings from investees accounted for under the equity method. For the years ended December 31, 2008, 2007 and 2006, net investment income from real estate and real estate joint ventures was $581 million, $950 million and $777 million, respectively. Net investment income from real estate and real estate joint ventures decreased by $369 million for the year ended 2008 due to volatility in the real estate markets. Management anticipates that the significant volatility in the real estate markets will continue in 2009 which could continue to impact net investment income and the related yields on real estate and real estate joint ventures. For equity method real estate joint ventures and funds, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. Accordingly, those financial statements are reviewed on a lag basis after the close of the joint ventures’ or funds’ financial reporting periods, and the Company records the equity in earnings, generally on a one reporting period lag. In addition, due to the lag in reporting of the joint ventures’ and funds’ results to the Company, volatility in the equity and credit markets experienced in late 2008, is expected to unfavorably impact net investment income in 2009, as those results are reported to the Company.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.0 billion and $6.2 billion at December 31, 2008 and 2007, respectively. Included within other limited partnership interests at December 31, 2008 and 2007 are $1.3 billion and $1.6 billion, respectively, of hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. For equity method limited partnership interests, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. Accordingly, those financial statements are reviewed on a lag basis after the close of the partnerships’ financial reporting periods, and the Company records the equity in earnings, generally on a one reporting period lag. In addition, due to the lag in reporting of the partnerships’ results to the Company, volatility in the equity and credit markets experienced in late 2008, is expected to unfavorably impact net investment income in 2009, as those results are reported to the Company. The Company’s investments in other limited partnership interests represented 1.9% and 1.9% of cash and invested assets at December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008, 2007 and 2006, net investment income (loss) from other limited partnership interests was ($170) million, $1,309 million and $945 million, respectively. Net investment income from other limited partnership interests, including hedge funds, decreased by $1,479 million for the year ended 2008, due to volatility in the equity and credit markets. Management anticipates that the significant volatility in the equity and credit markets will continue in 2009 which could continue to impact net investment income and the related yields on other limited partnership interests. In addition, due to the lag in reporting of the partnership results to the Company, volatility in the equity and credit markets incurred in late 2008, is expected to unfavorably impact net investment income in 2009, as those results are reported to the Company.

At December 31, 2008, the Company held $137 million in cost basis other limited partnership interests which were impaired during the year ended December 31, 2008 based on the underlying limited partnership financial statements. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process, to the severity and duration of unrealized losses on such other limited partnership interests holdings. These other limited partnership interests were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $105 million for the year ended December 31, 2008.

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets at:

	December 31,
	2008		2007
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$12,306	71.3%	$4,036	50.0%
Leveraged leases, net of non-recourse debt	2,146	12.4	2,059	25.5
Joint venture investments	751	4.4	622	7.7
Tax credit partnerships	503	2.9	—	—
Funding agreements	394	2.3	383	4.7
Mortgage servicing rights	191	1.1	—	—
Funds withheld	62	0.4	80	1.0
Other	895	5.2	896	11.1

Total	$17,248	100.0%	$8,076	100.0%

See — “Derivative Financial Instruments” regarding the freestanding derivatives with positive estimated fair values. Joint venture investments accounted for on the equity method and represent our investment in insurance underwriting joint ventures in Japan, Chile and China. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits, and which are accounted for under the equity method. Funding agreements represent arrangements where the Company has long-term interest bearing amounts on deposit with third parties and are generally stated at amortized cost. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2008	2007
	(In millions)

Rental receivables, net	$1,486	$1,491
Estimated residual values	1,913	1,881

Subtotal	3,399	3,372
Unearned income	(1,253)	(1,313)

Investment in leveraged leases	$2,146	$2,059

The Company’s deferred income tax liability related to leveraged leases was $1.2 billion and $1.0 billion at December 31, 2008 and 2007, respectively. The rental receivables set forth above are generally due in periodic installments. The payment periods range from one to 15 years, but in certain circumstances are as long as 30 years.

The components of net income from investment in leveraged leases are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Income from investment in leveraged leases (included in net investment income)	$116	$68	$55
Less: Income tax expense on leveraged leases	(40)	(24)	(18)

Net income from investment in leveraged leases	$76	$44	$37

Mortgage Servicing Rights

The following table presents the changes in capitalized mortgage servicing rights for the year ended December 31, 2008:

Carrying Value
(In millions)

Fair value on December 31, 2007	$—
Acquisition of mortgage servicing rights	350
Reduction due to loan payments	(10)
Reduction due to sales	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(149)
Other changes in fair value	—

Fair value on December 31, 2008	$191

The Company recognizes the rights to service residential mortgage loans as mortgage servicing rights (“MSRs”). MSRs are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. MSRs are carried at estimated fair value and changes in estimated fair value, primarily due to changes in valuation inputs and assumptions and to the collection of expected cash flows, are reported in other revenues in the period in which the change occurs. See also Notes 1 and 18 of the Notes to the Consolidated Financial Statements for further information about the how the estimated fair value of mortgage servicing rights is determined and other related information.

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, was $13.9 billion and $2.5 billion at December 31, 2008 and 2007, respectively.

Derivative Financial Instruments

Derivatives.  The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage its various risks. Additionally, the Company uses derivatives to synthetically create investments as permitted by its insurance subsidiaries’ Derivatives Use Plans approved by the applicable state insurance departments.

The following table presents the notional amount and current market or estimated fair value of derivative financial instruments, excluding embedded derivatives, held at:

	December 31, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$34,060	$4,617	$1,468	$62,410	$784	$768
Interest rate floors	48,517	1,748	—	48,937	621	—
Interest rate caps	24,643	11	—	45,498	50	—
Financial futures	19,908	45	205	12,302	89	57
Foreign currency swaps	19,438	1,953	1,866	21,201	1,480	1,719
Foreign currency forwards	5,167	153	129	4,177	76	16
Options	8,450	3,162	35	6,565	713	1
Financial forwards	28,176	465	169	11,937	122	2
Credit default swaps	5,219	152	69	6,625	58	33
Synthetic GICs	4,260	—	—	3,670	—	—
Other	250	—	101	250	43	—

Total	$198,088	$12,306	$4,042	$223,572	$4,036	$2,596

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	December 31, 2008
	Derivative		Derivative
	Assets		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$55	—%	273	7%
Significant other observable inputs (Level 2)	9,483	77	3,548	88
Significant unobservable inputs (Level 3)	2,768	23	221	5

Total estimated fair value	$12,306	100%	$4,042	100%

The valuation of Level 3 derivatives involves the use of significant unobservable inputs and generally requires a higher degree of management judgment or estimation than the valuations of Level 1 and Level 2 derivatives. Although Level 3 inputs are based on assumptions deemed appropriate given the circumstances and are consistent with what other market participants would use when pricing such instruments, the use of different inputs or methodologies could have a material effect on the estimated fair value of Level 3 derivatives and could materially affect net income.

Derivatives categorized as Level 3 at December 31, 2008 include: financial forwards including swap spread locks with maturities which extend beyond observable periods; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments.

At December 31, 2008 and 2007, 2.7% and 1.5% of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2008 is as follows:

Year Ended
December 31, 2008
(In millions)

Balance, December 31, 2007	$789
Impact of SFAS 157 and SFAS 159 adoption	(1)

Balance, beginning of period	788
Total realized/unrealized gains (losses) included in:
Earnings	1,729
Other comprehensive income (loss)	—
Purchases, sales, issuances and settlements	29
Transfer in and/or out of Level 3	1

Balance, end of period	$2,547

See “— Summary of Critical Accounting Estimates — Derivative Financial Instruments” for further information on the estimates and assumptions that affect the amounts reported above.

Credit Risk.  The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to credit support annexes.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At December 31, 2008 and 2007, the Company was obligated to return cash collateral under its control of $7,758 million and $833 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions. At December 31, 2008 and 2007, the Company had also accepted collateral consisting of various securities with an estimated fair value of $1,249 million and $678 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at December 31, 2008 and 2007, none of the collateral had been sold or repledged.

At December 31, 2008 and 2007, the Company provided securities collateral for various arrangements in connection with derivative instruments of $776 million and $162 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. In addition, the Company has exchange-traded futures, which require the pledging of collateral. At December 31, 2008 and 2007, the Company pledged securities collateral for exchange-traded futures of $282 million and $167 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2008 and 2007, the Company provided cash collateral for exchange-traded futures of $686 million and $102 million, respectively, which is included in premiums and other receivables.

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1,875 million at December 31, 2008. However, the Company believes that any actual future losses will be significantly lower than this amount. Additionally, the Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	December 31, 2008
	Net Embedded Derivatives Within
	Asset Host Contracts		Liability Host Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(83)	(3)
Significant unobservable inputs (Level 3)	205	100	3,134	103

Total estimated fair value	$205	100%	$3,051	100%

A rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the year ended December 31, 2008 is as follows:

Year Ended
December 31, 2008
(In millions)

Balance, December 31, 2007	$(278)
Impact of SFAS 157 and SFAS 159 adoption	24

Balance, beginning of period	(254)
Total realized/unrealized gains (losses) included in:
Earnings	(2,500)
Other comprehensive income (loss)	(81)
Purchases, sales, issuances and settlements	(94)
Transfer in and/or out of Level 3	—

Balance, end of period	$(2,929)

Effective January 1, 2008, upon adoption of SFAS 157, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. For the year ended December 31, 2008, the Company recognized net investment gains of $2,994 million in connection with this adjustment.

See “— Summary of Critical Accounting Estimates — Embedded Derivatives” for further information on the estimates and assumptions that affect the amounts reported above.

Variable Interest Entities

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at December 31, 2008. Generally, creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company.

	December 31, 2008
	Total Assets	Total Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$2,361	$—
Real estate joint ventures (2)	26	15
Other limited partnership interests (3)	20	3
Other invested assets (4)	10	3

Total	$2,417	$21

(1)	These assets are reflected at estimated fair value, and consist of fixed maturity securities available-for-sale of $2,137 million and cash and cash equivalents of $224 million, of which $60 million is cash held-in-trust. Included within fixed maturity securities available-for-sale are $948 million of U.S. corporate securities, $561 million of residential mortgage-backed securities, $409 million of asset-backed securities, $98 million of commercial mortgage-backed securities, $95 million of foreign corporate securities, $21 million of state and political subdivision securities and $5 million of foreign government securities.

(2)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. The assets consist of $20 million of real estate and real estate joint ventures held-for-investment, $5 million of cash and cash equivalents and $1 million of other assets. The liabilities of $15 million are included within other liabilities.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. The assets of $20 million are included within other limited partnership interests, while the liabilities of $3 million are included within other liabilities.

(4)	Other invested assets include tax-credit partnerships and other investments established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. The assets of $10 million are included within other invested assets. The liabilities consist of $2 million of long-term debt and $1 million of other liabilities.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at December 31, 2008:

	December 31, 2008
	Carrying	Maximum
	Amount (1)	Exposure to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$1,080	$1,080
U.S. Treasury/agency securities	992	992
Real estate joint ventures	32	32
Other limited partnership interests	3,496	4,004
Other invested assets	318	108

Total	$5,918	$6,216

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for further discussion of the Company’s significant accounting policies with regards to the carrying amounts of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale and equity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by third parties.

As discussed in Note 16 of the Notes to the Consolidated Financial Statements, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, MetLife did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2008, 2007 and 2006.

Separate Accounts

The Company had $120.8 billion and $160.1 billion held in its separate accounts, for which the Company does not bear investment risk, at December 31, 2008 and 2007, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investments are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.

The Company reports separate account assets meeting such criteria at their estimated fair value. Investment performance (including net investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses.

The separate accounts measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	December 31, 2008
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$85,886	71.0%
Significant other observable inputs (Level 2)	33,195	27.5
Significant unobservable inputs (Level 3)	1,758	1.5

Total estimated fair value	$120,839	100.0%

Policyholder Liabilities

The Company establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” Also see — Note 1 and Note 7 of the Notes to the Consolidated Financial Statements.

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Institutional
Group life	$3,346	$3,326	$14,044	$13,997	$2,532	$2,364
Retirement & savings	40,320	37,947	60,787	51,585	58	213
Non-medical health & other	11,619	10,617	501	501	609	597
Individual
Traditional life	52,968	52,378	1	1	1,423	1,478
Variable & universal life	1,129	949	15,062	14,583	1,452	1,417
Annuities	3,655	3,055	44,282	37,785	88	76
Other	2	—	2,524	2,398	1	1
International	9,241	9,825	5,654	4,961	1,227	1,296
Auto & Home	3,083	3,273	—	—	43	51
Corporate & Other	5,192	4,646	6,950	4,531	329	345

Total	$130,555	$126,016	$149,805	$130,342	$7,762	$7,838

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of actuarial liabilities, the Company cannot precisely determine the amounts that will ultimately be paid with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

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

The Company has experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, and turbulent financial markets that may have an adverse impact on our business, results of operations, and financial condition. Catastrophes can be caused by various events, including pandemics, hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and man-made events such as terrorist attacks. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.

Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected future benefits to be paid, reduced by the present value of expected future net premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits include mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumed and future losses are projected under loss recognition testing, then additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

Group Life.  Future policy benefits are comprised mainly of liabilities for disabled lives under disability waiver of premium policy provisions, liabilities for survivor income benefit insurance, and premium stabilization and other contingency liabilities held under participating group life insurance contracts.

Retirement & Savings.  Liabilities are primarily related to retirement and structured settlement annuities. There is no interest rate crediting flexibility on these liabilities. A sustained low interest rate environment could negatively impact earnings as a result. The Company has various derivative positions, primarily interest rate floors and interest rate swaps, to mitigate the risks associated with such a scenario.

Non-Medical Health & Other.  Future policy benefits are comprised mainly of provisions for liabilities for disabled lives under group long-term disability, individual disability, and long-term care policies, active life liabilities under long-term care and individual disability policies. The Company entered into various derivative positions, primarily interest rate swaps and swaptions, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts.

Traditional Life.  Future policy benefits mostly relate to participating whole life policies and endowments (including the closed block). The remainder support liabilities for term life policies. The Company has often reinsured a portion of the mortality risk on new individual life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage.

Variable & Universal Life.  Future policy benefits are comprised mainly of reserves for mortality and SOP 03-1 liabilities related to universal life secondary guarantees. In order to manage risk, the Company has often reinsured a portion of the mortality risk on new individual life insurance policies. The reinsurance programs are routinely evaluated and this may result in increases or decreases to existing coverage.

Annuities.  Future policy benefits are comprised mainly of reserves for life-contingent income annuities, supplemental contracts with and without life contingencies, reserves for Guaranteed Minimum Death Benefits (“GMDBs”) included in certain annuity contracts, and a certain portion of guaranteed living benefits. See“—Variable Annuity Guarantees.”

International.  Future policy benefits are held primarily for immediate annuities in Latin America, as well as for total return pass-thru provisions included in certain universal life and savings products in Latin America, and traditional life, endowment and annuity contracts sold in various countries in the Asia Pacific region. They also include SOP 03-1 liabilities for variable annuity guarantees of minimum death benefits, and longevity guarantees sold in the Asia Pacific region. Finally, in the European region, they also include unearned premium liabilities established for credit insurance contracts covering death, disability and involuntary loss of employment, as well as a small amount of traditional life and endowment contracts. Factors impacting these liabilities include sustained periods of lower yields than rates established at issue, lower than expected asset reinvestment rates, asset default and more rapid improvement of mortality levels than anticipated for life contingent immediate annuities. The Company mitigates its risks by implementing an asset/liability matching policy and through the development of periodic experience studies. See “— Variable Annuity Guarantees.”

Auto & Home.  Future policy benefits include liabilities for unpaid claims and claim expenses for property and casualty insurance and represent the amount estimated for claims that have been reported but not settled and claims incurred but not reported. Liabilities for unpaid claims are estimated based upon assumptions such as rates of claim frequencies, levels of severities, inflation, judicial trends, legislative changes or regulatory decisions. Assumptions are based upon the Company’s historical experience and analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business, and consider the effects of current developments, anticipated trends and risk management programs, reduced for anticipated salvage and subrogation.

Estimates for the liabilities for unpaid claims and claim expenses are reset as actuarial indications change and these changes in the liability are reflected in the current results of operation as either favorable or unfavorable development of prior year losses.

Corporate & Other.  Future policy benefits primarily include liabilities for quota-share reinsurance agreements for certain long-term care and workers’ compensation business written by MICC, a subsidiary of the Company, prior to the acquisition of MICC. These run-off businesses have been included within Corporate & Other since the acquisition of MICC.

Policyholder Account Balances

Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but exclude the impact of any applicable surrender charge that may be incurred upon surrender.

Group Life.  Policyholder account balances are held for death benefit disbursement retained asset accounts, universal life policies, the fixed account of variable life insurance policies, and specialized life insurance products for benefit programs. Policyholder account balances are credited interest at a rate set by the Company, which are influenced by current market rates. The majority of the policyholder account balances have a guaranteed minimum credited rate between 1.5% and 4.0%. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees. The Company has various derivative positions, primarily interest rate floors, to partially mitigate the risks associated with such a scenario.

Retirement & Savings.  Policyholder account balances are comprised of funding agreements, GICs and Global GICs (“GGICs”). Interest crediting rates vary by type of contract, and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly 1-month or 3-month LIBOR. MetLife is exposed to interest rate risks, and foreign exchange risk when guaranteeing payment of interest and return of principal at the contractual maturity date. The Company may invest in floating rate assets, or enter into floating rate swaps, also tied to external indices, as well as caps to mitigate the impact of changes in market interest rates. The Company also mitigates its risks by implementing an asset/liability matching policy and seeks to hedge all foreign currency risk through the use of foreign currency hedges, including cross currency swaps.

Variable & Universal Life.  Policyholder account balances are held for general account universal life policies, and the fixed account of variable life insurance policies. Policyholder account balances are credited interest at a rate set by the Company, and are influenced by current market rates. These contracts generally have a guaranteed minimum credited rate. The majority of the policyholder account balances have a minimum credited rate between 3% and 5%.

Annuities.  Policyholder account balances are held for fixed deferred annuities and the fixed account portion of variable annuities, for certain income annuities, and for certain portions of guaranteed benefits. Policyholder account balances are credited interest at a rate set by the Company, which are influenced by current market rates, and generally have a guaranteed minimum credited rate between 1.5% and 4.0%. See “— Variable Annuity Guarantees.”

International.  Policyholder account balances are held largely for fixed income retirement and savings plans in Latin America and to a lesser degree, amounts for separate account type funds in certain countries in the Latin America, Europe, and Asia Pacific regions that do not meet the US GAAP definition of separate accounts. Also included are certain liabilities for retirement and savings products sold in certain countries in the Asia Pacific region that generally are sold with minimum credited rate guarantees. Liabilities for guarantees on certain variable annuities in the Asia Pacific region are established in accordance with SFAS 133 and are also included within policyholder account balances. These liabilities are generally impacted by sustained periods of low interest rates, where there are interest rate guarantees. The Company mitigates its risks by implementing an asset/liability matching policy and by hedging its variable annuity guarantees. See “— Variable Annuity Guarantees.”

Variable Annuity Guarantees

The Company issues certain variable annuity products with guaranteed minimum benefit that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases the benefit base may be increased by additional deposits, bonus amounts, accruals or market value resets. These Guarantees are accounted for under SOP 03-1 or as embedded derivatives under SFAS 133 depending on how and when the benefit is paid. Specifically, a guarantee is accounted for under SFAS 133 if a guarantee is paid without requiring (i) the occurrence of specific insurable event or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for under SOP 03-1 if a guarantee is paid only upon either (i) the occurrence of a specific insurable event or (ii) upon annuitization. In certain cases, a guarantee may have elements of both SFAS 133 and SOP 03-1 and in such cases the guarantee is accounted for under a split of the two models.

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 7 of the Notes to the Consolidated Financial Statements, represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously as of December 31, 2008 and 2007, respectively. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future. None of the GMIB guarantees are eligible for a guaranteed annuitization prior to 2011.

Guarantees, including portions thereof, accounted for as embedded derivatives under SFAS 133, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include GMAB, the non life-contingent portion of GMWB and the portion of certain GMIB that do not require annuitization. For more detail on the determination of estimated fair value, see Note 24 of the Notes to the Consolidated Financial Statements.

The table below contains the carrying value for guarantees included in policyholder account balances:

	December 31,
	2008	2007
	(In millions)

Individual:
Guaranteed minimum accumulation benefit	$169	$29
Guaranteed minimum withdrawal benefit	750	80
Guaranteed minimum income benefit	1,043	78
International:
Guaranteed minimum accumulation benefit	271	7
Guaranteed minimum withdrawal benefit	901	90

Total	$3,134	$284

Included in net investment gains (losses) for the year ended December 31, 2008 were losses of $2,677 million in embedded derivatives related to the change in estimated fair value of the above guarantees. Effective January 1, 2008, the carrying amount of guarantees accounted for at estimated fair value includes an adjustment for the Company’s own credit. In connection with this adjustment, gains of $2,994 million are included in the loss of $2,677 million in net investment gains (losses).

The estimated fair value of guarantees accounted for as embedded derivatives can change significantly during periods of sizable and sustained shifts in equity market performance, equity volatility, interest rates or foreign exchange rates. Additionally, because the estimated fair value for guarantees accounted for at estimated fair value includes an adjustment for the Company’s own credit, a decrease in the Company’s credit spreads could cause the value of these liabilities to increase. Conversely, a widening of the Company’s credit spreads could cause the value of these liabilities to decrease. The Company uses derivative instruments to mitigate the liability exposure, risk of loss and the volatility of net income associated with these liabilities. The derivative instruments used are primarily equity and treasury futures, equity options and variance swaps, and interest rate swaps. The change in valuation arising from the Company’s own credit is not hedged.

The table below contains the carrying value of the derivatives hedging guarantees accounted for as embedded derivatives:

	December 31,
	2008			2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$5,572	$632	$7	$998	$32	$2
Financial futures	13,924	37	121	4,039	51	14
Foreign currency forwards	1,017	49	4	489	3	—
Options	5,424	2,065	—	4,906	554	1
Financial forwards	8,835	396	—	5,309	46	1

Total	$34,772	$3,179	$132	$15,741	$686	$18

Included in net investment gains (losses) for the year ended December 31, 2008 were gains of $3,440 million related to the change in estimated fair value of the above derivatives.

Guarantees, including portions thereof, accounted for under SOP 03-1 have liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include GMDBs, the life-contingent portion of certain GMWB, and the portion of GMIB that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios use best estimate assumptions consistent with those used to amortize deferred acquisition costs. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, the SOP 03-1 reserves will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, the Company updates the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

The table below contains the carrying value for guarantees included in Future Policy Benefits:

	December 31,
	2008	2007
	(In millions)

Individual:
Guaranteed minimum death benefit	$204	$72
Guaranteed minimum income benefit	403	74
International:
Guaranteed minimum death benefit	39	2

Total	$646	$148

Included in policyholder benefits and claims for the year ended December 31, 2008 is a charge of $502 million related to the change in liabilities for the above guarantees.

The carrying amount of guarantees accounted for as SOP 03-1 liabilities can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The Company uses reinsurance in combination with derivative instruments to mitigate the liability exposure, risk of loss and the volatility of net income associated with these liabilities. Derivative instruments used are primarily equity and treasury futures.

Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the year ended December 31, 2008 were gains of $182 million related to reinsurance treaties containing embedded derivatives carried at estimated fair value and gains of $331 million related to freestanding derivatives.

While the Company believes that the hedging strategies employed for guarantees included in both policyholder account balances and in future policy benefits, as well as other management actions, have mitigated the risks related to these benefits, the Company remains liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. Certain of the Company’s reinsurance agreements and derivative positions are collateralized and derivatives positions are subject to master netting agreements, both of which, significantly reduces the exposure to counterparty risk. In addition, the Company is subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Lastly, because the valuation of the guarantees accounted for as embedded derivatives includes an adjustment for the Company’s own credit that is not hedged, changes in the Company’s own credit may result in significant volatility in net income.

Other Policyholder Funds

Other policyholder funds include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, and policyholder dividends left on deposit.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, long-term care (“LTC”) and dental claims as well as claims that have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

The unearned revenue liability relates to universal life-type and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits and margins, similar to deferred acquisition costs. Such amortization is recorded in universal life and investment-type product policy fees.

Also included in other policyholder funds are policyholder dividends due and unpaid on participating policies and policyholder dividends left on deposit. Such liabilities are presented at amounts contractually due to policyholders.

Policyholder Dividends Payable

Policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year on participating policies.

Policyholder Dividend Obligation

For more detail on Policyholder Dividend Obligation — see Note 9 of the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company must effectively manage, measure and monitor the market risk associated with its assets and liabilities. It has developed an integrated process for managing risk, which it conducts through its Enterprise Risk Management Department, Asset/Liability Management Unit, Treasury Department and Investment Department along with the management of the business segments. The Company has established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

The Company regularly analyzes its exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, the Company has determined that the estimated fair value of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve asset/liability management strategies and establish appropriate corporate business standards.

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a Board of Directors approved corporate risk framework, which outlines the Company’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•	reporting on a periodic basis to the Finance and Risk Policy Committee of the Company’s Board of Directors, and with respect to credit risk to the Investment Committee of the Company’s Board of Directors and various financial and non-financial senior management committees.

MetLife does not expect to make any material changes to its risk management practices in 2009.

Asset/Liability Management(ALM).  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Enterprise Risk Management, the Portfolio Management Unit, and the senior members of the operating business segments and is governed by the ALM Committee. The ALM Committee’s duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the asset/liability management process on a periodic basis. The directives of the ALM Committee are carried out and monitored through ALM Working Groups which are set up to manage by product type.

MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund its liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups. MetLife does not expect to make any material changes to its asset/liability management practices in 2009.

Market Risk Exposures

The Company has exposure to market risk through its insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and net embedded derivatives within liability host contracts which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. Asset/liability management strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage and consumer loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the Canadian dollar and the British pound. The principal currencies that create foreign currency exchange risk in the Company’s liabilities are the British pound, the Euro, the Canadian dollar and the Swiss franc. Selectively, the Company uses U.S. dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the Mexican peso, the Japanese yen, the South Korean won, the Canadian dollar, the British pound, the Chilean peso, the Australian dollar, the Argentine peso and the Hong Kong dollar. In addition to hedging with foreign currency swaps, forwards and options, in some countries, local surplus is held entirely or in part in U.S. dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

Equity Prices.  The Company has exposure to equity prices through certain liabilities that involve long-term guarantees on equity performance such as variable annuities with guaranteed minimum benefit riders, certain policyholder account balances along with investments in equity securities. We manage this risk on an integrated basis with other risks through our asset/liability management strategies including the dynamic hedging of certain variable annuity riders. The Company also manages equity price risk incurred in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under generally accepted accounting principles.

Management of Market Risk Exposures

The Company uses a variety of strategies to manage interest rate, foreign currency exchange rate and equity price risk, including the use of derivative instruments.

Interest Rate Risk Management.  To manage interest rate risk, the Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. These projections involve evaluating the potential gain or loss on most of the Company’s in-force business under various increasing and decreasing interest rate environments. The New York State Insurance Department regulations require that MetLife perform some of these analyses annually as part of MetLife’s review of the sufficiency of its regulatory reserves. For several of its legal entities, the Company maintains segmented operating and surplus asset portfolios for the purpose of asset/liability management and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities less the DAC asset and any non-invested assets allocated to the segment are maintained, with any excess swept to the surplus segment. The operating segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. The Company measures relative sensitivities of the value of its assets and liabilities to changes in key assumptions utilizing Company models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage prepayments and defaults.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how the Company intends to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and non-medical health products, the Company may support such liabilities with equity investments, derivatives or curve mismatch strategies.

Foreign Currency Exchange Rate Risk Management.  Foreign currency exchange rate risk is assumed primarily in three ways: investments in foreign subsidiaries, purchases of foreign currency denominated investments in the investment portfolio and the sale of certain insurance products.

•	The Company’s Treasury Department is responsible for managing the exposure to investments in foreign subsidiaries. Limits to exposures are established and monitored by the Treasury Department and managed by the Investment Department.

•	The Investment Department is responsible for managing the exposure to foreign currency investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Board of Directors and are reported to the Board of Directors on a periodic basis.

•	The lines of business are responsible for establishing limits and managing any foreign exchange rate exposure caused by the sale or issuance of insurance products.

MetLife uses foreign currency swaps and forwards to hedge its foreign currency denominated fixed income investments, its equity exposure in subsidiaries and its foreign currency exposures caused by the sale of insurance products.

Equity Price Risk Management.  Equity price risk incurred through the issuance of variable annuities is managed by the Company’s Asset/Liability Management Unit in partnership with the Investment Department. Equity price risk is also incurred through its investment in equity securities and is managed by its Investment Department. MetLife uses derivatives to hedge its equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit riders and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. The Company’s derivative hedges performed effectively through the extreme movements in the equity markets during the latter part of 2008. The Company also employs reinsurance to manage these exposures.

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Benefit Riders — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living benefit riders. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign denominated bonds or equity exposures to US dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at December 31, 2008. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

•	the net present values of its interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the U.S. dollar equivalent estimated fair values of the Company’s foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates; and

•	the estimated fair value of its equity positions due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot ensure that its actual losses in any particular year will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

Accordingly, the Company uses such models as tools and not as substitutes for the experience and judgment of its management. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, MetLife has determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity exposures.

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at December 31, 2008:

December 31, 2008
(In millions)

Non-trading:
Interest rate risk	$4,695
Foreign currency exchange rate risk	$522
Equity price risk	$176
Trading:
Interest rate risk	$4
Foreign currency exchange rate risk	$4

Sensitivity Analysis; Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at December 31, 2008 by type of asset or liability:

	December 31, 2008
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value(3)	Curve
	(In millions)

Assets
Fixed maturity securities		$188,251	$(2,814)
Equity securities		3,197	—
Trading securities		946	(4)
Mortgage and consumer loans:
Held-for-investment		48,133	(155)
Held-for-sale		2,010	(6)

Mortgage and consumer loans, net		50,143	(161)
Policy loans		11,952	(146)
Real estate joint ventures (1)		176	—
Other limited partnership interests (1)		2,269	—
Short-term investments		13,878	(3)
Other invested assets:
Mortgage servicing rights		191	(2)
Other		900	(7)
Cash and cash equivalents		24,207	—
Accrued investment income		3,061	—
Premiums and other receivables		3,473	(216)
Other assets		629	(49)
Assets of subsidiaries held-for-sale		649	(6)
Net embedded derivatives within asset host contracts (2)		205	(19)
Mortgage loan commitments	$2,690	(129)	(6)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	979	(105)	—

Total assets			$(3,433)

Liabilities
Policyholder account balances		$102,902	$878
Short-term debt		2,659	—
Long-term debt		8,155	143
Collateral financing arrangements		1,880	—
Junior subordinated debt securities		2,606	30
Payables for collateral under securities loaned and other transactions		31,059	—
Other liabilities:
Trading liabilities		57	—
Other		638	—
Liabilities of subsidiaries held-for-sale		49	—
Net embedded derivatives within liability host contracts (2)		3,051	216

Total liabilities			$1,267

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$34,060	$3,149	$(550)
Interest rate floors	48,517	1,748	(173)
Interest rate caps	24,643	11	4
Financial futures	19,908	(160)	(1,565)
Foreign currency swaps	19,438	87	(46)
Foreign currency forwards	5,167	24	1
Options	8,450	3,127	(199)
Financial forwards	28,176	296	(5)
Credit default swaps	5,219	83	—
Synthetic GICs	4,260	—	—
Other	250	(101)	—

Total other			$(2,533)

Net change			$(4,699)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $489 million, or approximately 9%, to $4,699 million at December 31, 2008 from $5,188 million at December 31, 2007. From December 31, 2007 to December 31, 2008 there was a decline in interest rates across both the swaps and treasury curves which resulted in a decrease in the interest rate risk by $2,860 million. In addition, the interest rate risk declined by $755 million due to a reduction in the asset base and by $414 million due to the completion of the Company’s split-off of its 52% ownership in RGA. A change in the method of estimating the fair value of liabilities in connection with the adoption of SFAS 157 further reduced the interest rate risk by $254 million. Partially offsetting the decline was an increase in the interest rate risk from the use of derivatives employed by the Company by $2,151 million, primarily related to financial futures and interest rate swaps. Changes in the duration of the Company’s portfolio also attributed $1,312 million to partially offset the decline in interest rate risk. The inclusion of certain reinsurance recoverables within premiums and other receivables also increased the interest rate risk by $216 million. The remainder of the fluctuation is attributable to numerous immaterial items.

In addition to the analysis above, as part of its asset liability management program, the Company also performs an analysis of the sensitivity to changes in interest rates, including both insurance liabilities and financial instruments. At December 31, 2008, a hypothetical instantaneous 10% decrease in interest rates applied to the Company’s liabilities, insurance and associated asset portfolios would reduce the estimated fair value of equity by $962 million.

Sensitivity Analysis; Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at December 31, 2008 by type of asset or liability:

	December 31, 2008
			Assuming a
			10% Increase
	Notional	Estimated	in the Foreign
	Amount	Fair Value(1)	Exchange Rate
	(In millions)

Assets
Fixed maturity securities		$188,251	$(1,586)
Trading securities		946	(4)
Mortgage and consumer loans:
Held-for-investment		48,133	(311)
Held-for-sale		2,010	(13)

Mortgage and consumer loans, net		50,143	(324)
Policy loans		11,952	(40)
Short-term investments		13,878	(69)
Cash and cash equivalents		24,207	(90)

Total assets			$(2,113)

Liabilities
Policyholder account balances		$102,902	$1,426
Long-term debt		8,155	60

Total liabilities			$1,486

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$34,060	$3,149	$(18)
Interest rate floors	48,517	1,748	—
Interest rate caps	24,643	11	—
Financial futures	19,908	(160)	2
Foreign currency swaps	19,438	87	(26)
Foreign currency forwards	5,167	24	239
Options	8,450	3,127	(90)
Financial forwards	28,176	296	(6)
Credit default swaps	5,219	83	—
Synthetic GICs	4,260	—	—
Other	250	(101)	—

Total other			$101

Net change			$(526)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

Foreign currency exchange rate risk decreased by $185 million, or 26%, to $526 million at December 31, 2008 from $711 million at December 31, 2007. From December 31, 2007 to December 31, 2008 a decline in the exchange rate of the Euro, British pound, the Mexican and Chilean pesos versus the U.S. Dollar resulted in the decline of the foreign currency exchange risk on fixed maturity securities by $446 million. Partially offsetting the decline in foreign currency exchange risk was the exclusion of certain items due to the completion of the Company’s split-off of its 52% ownership in RGA which accounted for $296 million reduction to the foreign currency risk. In addition, the foreign currency exchange risk associated with long-term debt declined by $80 million due the weakening of the British pound against the U.S. dollar. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis; Equity Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2008 by type of asset or liability:

	December 31, 2008
			Assuming a
			10% Increase
	Notional	Estimated	in Equity
	Amount	Fair Value(1)	Prices
	(In millions)

Assets
Equity securities		$3,197	$218
Net embedded derivatives within asset host contracts (2)		205	(15)

Total assets			$203

Liabilities
Policyholder account balances		$102,902	$121
Net embedded derivatives within liability host contracts (2)		3,051	240

Total liabilities			$361

Other
Derivative instruments (designated hedges or otherwise)
Interest rate swaps	$34,060	$3,149	—
Interest rate floors	48,517	1,748	—
Interest rate caps	24,643	11	—
Financial futures	19,908	(160)	(626)
Foreign currency swaps	19,438	87	—
Foreign currency forwards	5,167	24	—
Options	8,450	3,127	(137)
Financial forwards	28,176	296	3
Credit default swaps	5,219	83	—
Synthetic GICs	4,260	—	—
Other	250	(101)	20

Total other			$(740)

Net change			$(176)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $80 million, or 83%, to $176 million at December 31, 2008 from $96 million at December 31, 2007. The increase was primarily attributed to the increased use of equity derivatives employed by the Company to hedge its equity exposures, particularly the use of financial futures and options. An increase in liabilities, particularly variable annuities with guaranteed minimum benefit riders, during 2008 partially offset the increase in equity price risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for certain assets and liabilities to a fair value measurement approach as required by accounting guidance adopted on January 1, 2008, and changed its method of accounting for deferred acquisition costs and for income taxes as required by accounting guidance adopted on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 26, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
February 26, 2009

MetLife, Inc.

Consolidated Balance Sheets
December 31, 2008 and 2007

(In millions, except share and per share data)

	2008	2007

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $209,508 and $229,354, respectively)	$188,251	$232,336
Equity securities available-for-sale, at estimated fair value (cost: $4,131 and $5,732, respectively)	3,197	5,911
Trading securities, at estimated fair value (cost: $1,107 and $768, respectively)	946	779
Mortgage and consumer loans:
Held-for-investment, at amortized cost (net of allowances for loan losses of $304 and $197, respectively)	49,352	46,149
Held-for-sale, principally at estimated fair value	2,012	5

Mortgage and consumer loans, net	51,364	46,154
Policy loans	9,802	9,326
Real estate and real estate joint ventures held-for-investment	7,585	6,728
Real estate held-for-sale	1	39
Other limited partnership interests	6,039	6,155
Short-term investments	13,878	2,544
Other invested assets	17,248	8,076

Total investments	298,311	318,048
Cash and cash equivalents	24,207	9,961
Accrued investment income	3,061	3,545
Premiums and other receivables	16,973	13,373
Deferred policy acquisition costs and value of business acquired	20,144	17,810
Current income tax recoverable	—	334
Deferred income tax assets	4,927	—
Goodwill	5,008	4,814
Other assets	7,262	8,239
Assets of subsidiaries held-for-sale	946	22,883
Separate account assets	120,839	160,142

Total assets	$501,678	$559,149

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$130,555	$126,016
Policyholder account balances	149,805	130,342
Other policyholder funds	7,762	7,838
Policyholder dividends payable	1,023	991
Policyholder dividend obligation	—	789
Short-term debt	2,659	667
Long-term debt	9,667	9,100
Collateral financing arrangements	5,192	4,882
Junior subordinated debt securities	3,758	4,075
Current income tax payable	342	—
Deferred income tax liability	—	1,502
Payables for collateral under securities loaned and other transactions	31,059	44,136
Other liabilities	14,535	12,829
Liabilities of subsidiaries held-for-sale	748	20,661
Separate account liabilities	120,839	160,142

Total liabilities	477,944	523,970

Contingencies, Commitments and Guarantees (Note 16)

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 798,016,664 and 786,766,664 shares issued at December 31, 2008 and 2007, respectively; 793,629,070 and 729,223,440 shares outstanding at December 31, 2008 and 2007, respectively	8	8
Additional paid-in capital	15,811	17,098
Retained earnings	22,403	19,884
Treasury stock, at cost; 4,387,594 and 57,543,224 shares at December 31, 2008 and 2007, respectively	(236)	(2,890)
Accumulated other comprehensive income (loss)	(14,253)	1,078

Total stockholders’ equity	23,734	35,179

Total liabilities and stockholders’ equity	$501,678	$559,149

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006

(In millions, except per share data)

	2008	2007	2006

Revenues
Premiums	$25,914	$22,970	$22,052
Universal life and investment-type product policy fees	5,381	5,238	4,711
Net investment income	16,296	18,063	16,247
Other revenues	1,586	1,465	1,301
Net investment gains (losses)	1,812	(578)	(1,382)

Total revenues	50,989	47,158	42,929

Expenses
Policyholder benefits and claims	27,437	23,783	22,869
Interest credited to policyholder account balances	4,787	5,461	4,899
Policyholder dividends	1,751	1,723	1,698
Other expenses	11,924	10,429	9,537

Total expenses	45,899	41,396	39,003

Income from continuing operations before provision for income tax	5,090	5,762	3,926
Provision for income tax	1,580	1,660	1,016

Income from continuing operations	3,510	4,102	2,910
Income (loss) from discontinued operations, net of income tax	(301)	215	3,383

Net income	3,209	4,317	6,293
Preferred stock dividends	125	137	134

Net income available to common shareholders	$3,084	$4,180	$6,159

Income from continuing operations available to common shareholders per common share
Basic	$4.60	$5.33	$3.65

Diluted	$4.54	$5.20	$3.60

Net income available to common shareholders per common share
Basic	$4.19	$5.62	$8.09

Diluted	$4.14	$5.48	$7.99

Cash dividends per common share	$0.74	$0.74	$0.59

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

(In millions)

						Accumulated Other Comprehensive Income (Loss)
						Net	Foreign	Defined
			Additional		Treasury	Unrealized	Currency	Benefit
	Preferred	Common	Paid-in	Retained	Stock	Investment	Translation	Plans
	Stock	Stock	Capital	Earnings	at Cost	Gains (Losses)	Adjustments	Adjustment	Total

Balance at January 1, 2006	$1	$8	$17,274	$10,865	$(959)	$1,942	$11	$(41)	$29,101
Treasury stock transactions, net			180		(398)				(218)
Dividends on preferred stock				(134)					(134)
Dividends on common stock				(450)					(450)
Comprehensive income:
Net income				6,293					6,293
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(43)			(43)
Unrealized investment gains (losses), net of related offsets and income tax						(35)			(35)
Foreign currency translation adjustments, net of income tax							46		46
Additional minimum pension liability adjustment, net of income tax								(18)	(18)

Other comprehensive income (loss)									(50)

Comprehensive income									6,243

Adoption of SFAS 158, net of income tax								(744)	(744)

Balance at December 31, 2006	1	8	17,454	16,574	(1,357)	1,864	57	(803)	33,798
Cumulative effect of changes in accounting principles, net of income tax (Note 1)				(329)					(329)

Balance at January 1, 2007	1	8	17,454	16,245	(1,357)	1,864	57	(803)	33,469
Treasury stock transactions, net			94		(1,533)				(1,439)
Obligation under accelerated common stock repurchase agreement (Note 18)			(450)						(450)
Dividends on preferred stock				(137)					(137)
Dividends on common stock				(541)					(541)
Comprehensive income:
Net income				4,317					4,317
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(40)			(40)
Unrealized investment gains (losses), net of related offsets and income tax						(853)			(853)
Foreign currency translation adjustments, net of income tax							290		290
Defined benefit plans adjustment, net of income tax								563	563

Other comprehensive income (loss)									(40)

Comprehensive income									4,277

Balance at December 31, 2007	1	8	17,098	19,884	(2,890)	971	347	(240)	35,179
Cumulative effect of changes in accounting principles, net of income tax (Note 1)				27		(10)			17

Balance at January 1, 2008	1	8	17,098	19,911	(2,890)	961	347	(240)	35,196
Common stock issuance — newly issued shares			290						290
Treasury stock transactions:
Acquired in connection with share repurchase agreements (Note 18)			450		(1,250)				(800)
Issued in connection with common stock issuance			(2,104)		4,040				1,936
Issued to settle stock forward contracts			(29)		1,064				1,035
Acquired in connection with split-off of subsidiary					(1,318)				(1,318)
Other, net			(35)		118				83
Deferral of stock-based compensation			141						141
Dividends on preferred stock				(125)					(125)
Dividends on common stock				(592)					(592)
Comprehensive income:
Net income				3,209					3,209
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						241			241
Unrealized investment gains (losses), net of related offsets and income tax						(13,766)			(13,766)
Foreign currency translation adjustments, net of income tax							(593)		(593)
Defined benefit plans adjustment, net of income tax								(1,203)	(1,203)

Other comprehensive income (loss)									(15,321)

Comprehensive income (loss)									(12,112)

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$(246)	$(1,443)	$23,734

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

(In millions)

	2008	2007	2006

Cash flows from operating activities
Net income	$3,209	$4,317	$6,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	375	457	394
Amortization of premiums and accretion of discounts associated with investments, net	(939)	(955)	(618)
(Gains) losses from sales of investments and businesses, net	(1,127)	619	(3,492)
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	679	(606)	(459)
Interest credited to policyholder account balances	4,912	5,790	5,246
Interest credited to bank deposits	166	200	193
Universal life and investment-type product policy fees	(5,462)	(5,310)	(4,779)
Change in accrued investment income	428	(275)	(315)
Change in premiums and other receivables	(1,929)	(283)	(2,655)
Change in deferred policy acquisition costs, net	545	(1,178)	(1,317)
Change in insurance-related liabilities	5,307	5,463	5,031
Change in trading securities	(418)	200	(432)
Change in residential mortgage loans held-for-sale, net	(1,946)	—	—
Change in mortgage servicing rights	(185)	—	—
Change in income tax payable	920	101	2,039
Change in other assets	5,737	582	1,665
Change in other liabilities	232	729	(202)
Other, net	199	51	(38)

Net cash provided by operating activities	10,703	9,902	6,554

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	102,250	112,062	113,321
Equity securities	2,707	1,738	1,313
Mortgage and consumer loans	6,077	9,854	8,348
Real estate and real estate joint ventures	140	664	6,211
Other limited partnership interests	593	1,121	1,768
Purchases of:
Fixed maturity securities	(86,874)	(112,534)	(129,644)
Equity securities	(1,494)	(2,883)	(1,052)
Mortgage and consumer loans	(10,096)	(14,365)	(13,472)
Real estate and real estate joint ventures	(1,170)	(2,228)	(1,523)
Other limited partnership interests	(1,643)	(2,041)	(1,915)
Net change in short-term investments	(11,269)	55	595
Additional consideration related to purchases of businesses	—	—	(115)
Purchases of businesses, net of cash received of $314, $13 and $0, respectively	(469)	(43)	—
(Payments) proceeds from sales of businesses, net of cash disposed of $0, $763 and $0, respectively	(4)	(694)	48
Disposal of subsidiary	(313)	—	—
Net change in other invested assets	(492)	(1,020)	(2,411)
Net change in policy loans	(467)	(190)	(247)
Other, net	(147)	(140)	(111)

Net cash used in investing activities	$(2,671)	$(10,644)	$(18,886)

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2008, 2007 and 2006

(In millions)

	2008	2007	2006

Cash flows from financing activities
Policyholder account balances:
Deposits	$76,963	$58,025	$53,946
Withdrawals	(61,134)	(55,256)	(50,574)
Net change in short-term debt	1,992	(782)	35
Long-term debt issued	339	726	284
Long-term debt repaid	(422)	(286)	(732)
Collateral financing arrangements issued	310	4,882	850
Cash paid in connection with collateral financing arrangements	(800)	—	—
Junior subordinated debt securities issued	750	694	1,248
Shares subject to mandatory redemption	—	(131)	—
Debt issuance costs	(34)	(14)	(25)
Net change in payables for collateral under securities loaned and other transactions	(13,077)	(1,710)	11,331
Common stock issued, net of issuance costs	290	—	—
Stock options exercised	45	110	83
Treasury stock acquired in connection with share repurchase agreements	(1,250)	(1,705)	(500)
Treasury stock issued in connection with common stock issuance, net of issuance costs	1,936	—	—
Treasury stock issued to settle stock forward contracts	1,035	—	—
Dividends on preferred stock	(125)	(137)	(134)
Dividends on common stock	(592)	(541)	(450)
Other, net	(38)	67	12

Net cash provided by financing activities	6,188	3,942	15,374

Effect of change in foreign currency exchange rates on cash balances	(349)	61	47

Change in cash and cash equivalents	13,871	3,261	3,089
Cash and cash equivalents, beginning of year	10,368	7,107	4,018

Cash and cash equivalents, end of year	$24,239	$10,368	$7,107

Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$407	$170	$133

Cash and cash equivalents, subsidiaries held-for-sale, end of year	$32	$407	$170

Cash and cash equivalents, from continuing operations, beginning of year	$9,961	$6,937	$3,885

Cash and cash equivalents, from continuing operations, end of year	$24,207	$9,961	$6,937

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$1,107	$1,011	$819

Income tax	$27	$2,128	$409

Non-cash transactions during the year:
Business acquisitions:
Assets acquired	$2,083	$—	$—
Less: cash paid	(783)	—	—

Liabilities assumed	$1,300	$—	$—

Disposal of subsidiary:
Assets disposed	$22,135	$—	$—
Less: liabilities disposed	(20,689)	—	—

Net assets disposed	1,446	—	—
Add: cash disposed	270	—	—
Add: transaction costs, including cash paid of $43	60	—	—
Less: treasury stock received in common stock exchange	(1,318)	—	—

Loss on disposal of subsidiary	$458	$—	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$32	$—	$—

Long-term debt issued	$1,035	$—	$—

Junior subordinated debt securities redeemed	$1,067	$—	$—

Contribution of equity securities to MetLife Foundation	$—	$12	$—

Fixed maturity securities received in connection with insurance contract commutation	$115	$—	$—

Real estate acquired in satisfaction of debt	$1	$1	$6

See accompanying notes to the consolidated financial statements.

MetLife, Inc.

Notes to the Consolidated Financial Statements

1.	Business, Basis of Presentation, and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). MetLife is a leading provider of individual insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Europe, and Asia Pacific regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and home insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries as well as partnerships and joint ventures in which the Company has control. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 9. Intercompany accounts and transactions have been eliminated.

In addition the Company has invested in certain structured transactions that are variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(r)”). These structured transactions include reinsurance trusts, asset-backed securitizations, trust preferred securities, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

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

Minority interest related to consolidated entities included in other liabilities was $251 million and $272 million at December 31, 2008 and 2007, respectively. There was also minority interest of $1.5 billion included in liabilities of subsidiaries held-for-sale at December 31, 2007.

Certain amounts in the prior year periods’ consolidated financial statements have been reclassified to conform with the 2008 presentation. Such reclassifications include $61 million and $47 million for the years ended December 31, 2007 and 2006, respectively, relating to the effect of change in foreign currency exchange rates on cash balances. These amounts were reclassified from cash flows from operating activities in the consolidated statements of cash flows for the years ended December 31, 2007 and 2006. See also Note 23 for reclassifications related to discontinued operations.

Summary of Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	the estimated fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred tax assets;

(xi)	accounting for reinsurance transactions;

(xii)	accounting for employee benefit plans; and

(xiii)	the liability for litigation and regulatory matters.

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

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, these footnotes to the consolidated financial statements include disclosures of estimated fair values. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Under SFAS 157, fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

The measurement and disclosures under SFAS 157 in the accompanying financial statements and footnotes exclude certain items such as nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, reporting units measured at estimated fair value in the first step of a goodwill impairment test and indefinite-lived intangible assets measured at estimated fair value for impairment assessment. The effective date for these items was deferred to January 1, 2009.

Prior to adoption of SFAS 157, estimated fair value was determined based solely upon the perspective of the reporting entity. Therefore, methodologies used to determine the estimated fair value of certain financial instruments prior to January 1, 2008, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as defined in SFAS 157.

Investments

The Company’s principal investments are in fixed maturity and equity securities, trading securities, mortgage and consumer loans, policy loans, real estate, real estate joint ventures and other limited partnership interests, short-term investments, and other invested assets. The accounting policies related to each are as follows:

Fixed Maturity and Equity Securities.  The Company’s fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value.

Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss), net of policyholder related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales of securities are determined on a specific identification basis.

Interest income on fixed maturity securities is recorded when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. These dividends and interest income are recorded in net investment income.

Included within fixed maturity securities are loan-backed securities including mortgage-backed and asset-backed securities. Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

assumptions for single class and multi-class mortgage-backed and asset-backed securities are estimated by management using inputs obtained from third party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and asset-backed securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and asset-backed securities, the effective yield is recalculated on a retrospective basis.

The cost or amortized cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within net investment gains (losses) and the cost basis of the fixed maturity and equity securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover. See also Note 3.

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

In periods subsequent to the recognition of an other-than-temporary impairment on a debt security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the debt security in a prospective manner based on the amount and timing of estimated future cash flows.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

interests in the SPEs. The Company does not consolidate such SPEs as it has determined it is not the primary beneficiary. These Structured Investment Transactions are included in fixed maturity securities and their income is generally recognized using the retrospective interest method. Impairments of these investments are included in net investment gains (losses).

Trading Securities.  The Company’s trading securities portfolio, principally consisting of fixed maturity and equity securities, supports investment strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements, and supports asset and liability matching strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income. Related dividends and investment income are also included in net investment income.

Securities Lending.  Securities loaned transactions, whereby blocks of securities, which are included in fixed maturity and equity securities, are loaned to third parties, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms and commercial banks. Income and expenses associated with securities loaned transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage and Consumer Loans.  Mortgage and consumer loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income. Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, valuation allowances are established for the excess carrying value of the loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s estimated fair value. The Company also establishes allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. A loss contingency exists when the likelihood that a future event will occur is probable based on past events. Interest income earned on impaired loans is accrued on the principal amount of the loan based on the loan’s contractual interest rate. However, interest ceases to be accrued for loans on which interest is generally more than 60 days past due and/or when the collection of interest is not considered probable. Cash receipts on such impaired loans are recorded as a reduction of the recorded investment. Gains and losses from the sale of loans and changes in valuation allowances are reported in net investment gains (losses).

Mortgage loans held-for-sale primarily include residential mortgages which are originated with the intent to sell and for which the fair value option was elected. These loans are stated at estimated fair value with subsequent changes in estimated fair value recognized in other revenue. Certain other mortgage loans previously designated as held-for-investment have been designated as held-for-sale to reflect a change in the Company’s intention as it relates to holding such loans. At the time of transfer, such loans are recorded at the lower of amortized cost or estimated fair value less expected disposition costs determined on an individual loan basis. Amortized cost is determined in the same manner as for mortgage loans held-for-investment described above. The amount by which amortized cost exceeds estimated fair value less expected disposition costs is accounted for as a valuation allowance. Changes in such valuation allowance are recognized in net investment gains (losses).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Policy Loans.  Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy’s anniversary date.

Real Estate.  Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. The Company classifies the results of operations and the gain or loss on sale of a property that either has been disposed of or classified as held-for-sale as discontinued operations, if the ongoing operations of the property will be eliminated from the ongoing operations of the Company and if the Company will not have any significant continuing involvement in the operations of the property after the sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. The Company periodically reviews its properties held-for-investment for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure of commercial and agricultural mortgage loans is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of leveraged buy-out funds, hedge funds and other private equity funds in which it has more than a minor equity interest or more than a minor influence over the joint ventures or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. The Company reports the distributions from real estate joint ventures and other limited partnership interests accounted for under the cost method and equity in earnings from real estate joint ventures and other limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. The Company considers its cost method investments for other-than-temporary impairment when the carrying value of real estate joint ventures and other limited partnership interests exceeds the net asset value. The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its estimated fair value.

Short-term Investments.  Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, or stated at estimated fair value, if available.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other Invested Assets.  Other invested assets consist principally of freestanding derivatives with positive estimated fair values, leveraged leases, joint venture investments, tax credit partnerships, funding agreements, mortgage servicing rights, and funds withheld at interest.

Freestanding derivatives with positive estimated fair values are more fully described in the derivatives accounting policy which follows.

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

Joint venture investments represent the Company’s investments in entities that engage in insurance underwriting activities and are accounted for on the equity method. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits and are also accounted for on equity method. The Company reports the equity in earnings of joint venture investments and tax credit partnerships in net investment income.

Funding agreements represent arrangements where the Company has long-term interest bearing amounts on deposit with third parties and are generally stated at amortized cost.

Mortgage servicing rights (“MSRs”) are measured at estimated fair value and are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. Changes in estimated fair value of MSRs are reported in other revenues in the period in which the change occurs.

Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company records a funds withheld receivable rather than the underlying investments. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio and records it in net investment income.

Estimates and Uncertainties.  The Company’s investments are exposed to four primary sources of risk: credit, interest rate, liquidity risk, and market valuation. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments, and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

When available, the estimated fair value of the Company’s fixed maturity and equity securities are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The estimated fair value of residential mortgage loans held-for-sale are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. Generally, quoted market prices are not available. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgages have also been designated as held-for-sale which are recorded at the lower of amortized cost or estimated fair value less expected disposition costs determined on an individual loan basis. For these loans, estimated fair value is determined using independent broker quotations or, when the loan is in foreclosure or otherwise determined to be collateral dependent, the estimated fair value of the underlying collateral estimated using internal models.

The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various assumptions as to discount rates, loan-prepayments, and servicing costs. The use of different valuation assumptions and inputs as well as assumptions relating to the collection of expected cash flows may have a material effect on MSRs estimated fair values.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

The determination of the amount of allowances and impairments, as applicable, is described previously by investment type. The determination of such allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.

The recognition of income on certain investments (e.g. loan-backed securities, including mortgage-backed and asset-backed securities, certain structured investment transactions, trading securities, etc.) is dependent upon market conditions, which could result in prepayments and changes in amounts to be earned.

The accounting rules under FIN 46(r) for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. FIN 46(r) defines the primary beneficiary as the entity that will absorb a majority of a

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

When determining the primary beneficiary for structured investment products such as asset-backed securitizations and collateralized debt obligations, the Company uses historical default probabilities based on the credit rating of each issuer and other inputs including maturity dates, industry classifications and geographic location. Using computational algorithms, the analysis simulates default scenarios resulting in a range of expected losses and the probability associated with each occurrence. For other investment structures such as trust preferred securities, joint ventures, limited partnerships and limited liability companies, the Company gains an understanding of the design of the VIE and generally uses a qualitative approach to determine if it is the primary beneficiary. This approach includes an analysis of all contractual rights and obligations held by all parties including profit and loss allocations, repayment or residual value guarantees, put and call options and other derivative instruments. If the primary beneficiary of a VIE can not be identified using this qualitative approach, the Company calculates the expected losses and expected residual returns of the VIE using a probability-weighted cash flow model. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage the risk associated with variability in cash flows or changes in estimated fair values related to the Company’s financial instruments. The Company also uses derivative instruments to hedge its currency exposure associated with net investments in certain foreign operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives and financial forwards to sell residential mortgage backed securities or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments. Most inputs for over-the-counter derivatives are mid

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity as well as the use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on a net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate credit risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. The evaluation of the requirement to make an additional credit risk adjustments is performed by the Company each reporting period.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net investment gains (losses) except for those (i) in policyholder benefits and claims for economic hedges of liabilities embedded in certain variable annuity products offered by the Company, (ii) in net investment income for economic hedges of equity method investments in joint ventures, or for all derivatives held in relation to the trading portfolios and (iii) in other revenues for derivatives held in connection with the Company’s mortgage banking activities. The fluctuations in estimated fair value of derivatives which have not been designated for hedge accounting can result in significant volatility in net income.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a hedge of the estimated fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

income or interest expense to match the location of the hedged item. However, balances that are not scheduled to settle until maturity are included in the estimated fair value of derivatives.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item. However, balances that are not scheduled to settle until maturity are included in the estimated fair value of derivatives.

In a hedge of a net investment in a foreign operation, changes in the estimated fair value of the hedging derivative that are measured as effective are reported within other comprehensive income (loss) consistent with the translation adjustment for the hedged net investment in the foreign operation. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net investment gains (losses).

The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) the derivative is de-designated as a hedging instrument.

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimate fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur by the end of the specified time period or the hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the consolidated balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). Any asset or liability associated with a recognized firm commitment is derecognized from the consolidated balance sheet, and recorded currently in net investment gains (losses). Deferred gains and losses of a derivative recorded in other comprehensive income (loss) pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in net investment gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value on the consolidated balance sheet, with changes in its estimated fair value recognized in the current period as net investment gains (losses).

The Company is also a party to financial instruments that contain terms which are deemed to be embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheet at estimated fair value with the host contract and changes in their estimated fair value are reported currently in net investment gains (losses) or in policyholder benefits and claims. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or in policyholder benefits and claims. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or in policyholder benefits and claims if that contract contains an embedded derivative that requires bifurcation. There is a risk that embedded derivatives requiring bifurcation may not be identified and reported at estimated fair value in the consolidated financial statements and that their related changes in estimated fair value could materially affect reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using either the straight-line or sum-of-the-years-digits method over the estimated useful lives of the assets, as appropriate. The estimated life for company occupied real estate property is generally 40 years. Estimated lives generally range from five to ten years for leasehold improvements and three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.8 billion and $1.6 billion at December 31, 2008 and 2007, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $926 million and $810 million at December 31, 2008 and 2007, respectively. Related depreciation and amortization expense was $150 million, $132 million and $125 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.5 billion and $1.3 billion at December 31, 2008 and 2007, respectively. Accumulated amortization of capitalized software was $1,002 million and $858 million at December 31, 2008 and 2007, respectively. Related amortization expense was $153 million, $121 million and $109 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as DAC. Such costs consist principally of commissions and agency and policy issuance expenses. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company amortizes DAC and VOBA related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. For participating contracts (dividend paying traditional contracts within the closed block) future gross margins are also dependent upon changes in the policyholder dividend obligation. Of these factors, the Company anticipates that investment returns, expenses, persistency, and other factor changes and policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re- estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Total DAC and VOBA amortization during a particular period may increase or decrease depending upon the relative size of the amortization change resulting from the adjustment to DAC and VOBA for the update of actual gross margins and the re-estimation of expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.

The Company amortizes DAC and VOBA related to fixed and variable universal life contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Total DAC and VOBA amortization during a particular period may increase or decrease depending upon the relative size of the amortization change resulting from the adjustment to DAC and VOBA for the update of actual gross profits and the re-estimation of expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes.

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

Prior to 2007, DAC related to any internally replaced contract was generally expensed at the date of replacement. As described more fully in “Adoption of New Accounting Pronouncements,” effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). Under SOP 05-1, an internal replacement is defined as a modification in product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If the modification substantially changes the contract, the DAC is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Sales Inducements

The Company has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in interest credited to policyholder account balances. Each year the Company reviews the deferred sales inducements to determine the recoverability of these balances.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Value of Distribution Agreements and Customer Relationships Acquired

Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past acquisitions are amortized over useful life ranging from 10 to 30 years and such amortization is included in other expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, a significant portion of goodwill within Corporate & Other is allocated to reporting units within the Company’s business segments.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

In performing its goodwill impairment tests, when management believes meaningful comparable market data are available, the estimated fair values of the reporting units are determined using a market multiple approach. When relevant comparables are not available, the Company uses a discounted cash flow model. For reporting units which are particularly sensitive to market assumptions, such as the annuities and variable & universal life reporting units within the Individual segment, the Company may corroborate its estimated fair values by using additional valuation methodologies.

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

When testing goodwill for impairment, management also considers the Company’s market capitalization in relation to its book value. Management believes that the overall decrease in the Company’s current market capitalization is not representative of a long-term decrease in the value of the underlying reporting units.

Management applies significant judgment when determining the estimated fair value of the Company’s reporting units and when assessing the relationship of market capitalization to the estimated fair value of its reporting units and their book value. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

See Note 6 for further consideration of goodwill impairment testing during 2008.

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

Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7% for domestic business and 3% to 10% for international business, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.

Future policy benefits for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rates assumptions for the aggregate future policy benefit liabilities range from 2% to 8% for domestic business and 2% to 12% for international business.

Participating business represented approximately 8% and 9% of the Company’s life insurance in-force, and 14% and 14% of the number of life insurance policies in-force, at December 31, 2008 and 2007, respectively. Participating policies represented approximately 27% and 27%, 31% and 30%, and 30% and 29% of gross and net life insurance premiums for the years ended December 31, 2008, 2007 and 2006, respectively. The percentages indicated are calculated excluding the business of the reinsurance segment.

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rates assumptions used in establishing such liabilities range from 2% to 11% for domestic business and 4% to 10% for international business.

Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rates assumptions used in establishing such liabilities range from 4% to 7% for domestic business and 2% to 10% for international business.

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rates assumptions used in establishing such liabilities range from 3% to 8% for domestic business and 2% to 10% for international business.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Company establishes future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid-up guarantees relating to certain life policies as follows:

•	Guaranteed minimum death benefit (“GMDB”) liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the Standard & Poor’s (“S&P”) 500 Index. The benefit assumptions used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

•	Guaranteed minimum income benefit (“GMIB”) liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder. Certain GMIBs have settlement features that result in a portion of that guarantee being accounted for as an embedded derivative and are recorded in policyholder account balances as described below.

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

The Company establishes policyholder account balances for guaranteed minimum benefit riders relating to certain variable annuity products as follows:

•	Guaranteed minimum withdrawal benefit riders (“GMWB”) guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is an embedded derivative, which is measured at estimated fair value separately from the host variable annuity product.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

•	Guaranteed minimum accumulation benefit riders (“GMAB”) provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is an embedded derivative, which is measured at estimated fair value separately from the host variable annuity product.

For GMWB, GMAB and certain GMIB, the initial benefit base is increased by additional purchase payments made within a certain time period and decreases by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also increase as a result of an optional reset as defined in the contract.

At the inception, the GMWB, GMAB and certain GMIB are accounted for as embedded derivatives with changes in estimated fair value reported in net investment gains (losses).

The Company attributes to the embedded derivative a portion of the expected future rider fees to be collected from the policyholder equal to the present value of expected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Beginning in 2008, the valuation of these embedded derivatives now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment.

These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior, and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the riders that could materially affect net income.

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

Policyholder account balances relate to investment-type contracts, universal life-type policies and certain guaranteed minimum benefit riders. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and, non-variable group annuity contracts. Policyholder account balances for these contracts are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1% to 17% for domestic business and 1% to 15% for international business, less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Bank deposits related to the Company’s banking operations are also included in policyholder account balances.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other Policyholder Funds

Other policyholder funds include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, and policyholder dividends left on deposit.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, long-term care and dental claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from actuarial analyses of historical patterns of claims and claims development for each line of business. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

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

The portion of fees allocated to embedded derivatives described previously is recognized within net investment gains (losses) as part of the estimated fair value of embedded derivative.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other Revenues

Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees, and administrative service fees are also included in other revenues. Such fees and commissions are recognized in the period in which services are performed. Other revenues also include changes in account value relating to corporate-owned life insurance (“COLI”). Under certain COLI contracts, if the Company reports certain unlikely adverse results in its consolidated financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

As described more fully in “Adoption of New Accounting Pronouncements,” the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. Under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.

The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.

Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by third parties.

For each of its reinsurance agreements, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC and recognized as a component of other expenses on a basis consistent with the way the acquisition costs on the underlying reinsured contracts would be recognized. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums and ceded (assumed) future policy benefit liabilities are established.

For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums and are reflected as a component of premiums and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria of reinsurance accounting, amounts paid (received) in excess of (which do not exceed) the related insurance liabilities ceded (assumed) are recognized immediately as a loss. Any gains on such retroactive agreements are deferred and recorded in other liabilities. The gains are amortized primarily using the recovery method.

The assumptions used to account for both long and short-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded policyholder and contract related liabilities, other than those currently due, are reported gross on the balance sheet.

Amounts currently recoverable under reinsurance agreements are included in premiums and other receivables and amounts currently payable are included in other liabilities. Such assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement.

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within other assets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.

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

Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year Treasury securities, for each account balance. At December 31, 2008, virtually all the obligations are calculated using the traditional formula.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Prior to December 31, 2006, the funded status of the pension and other postretirement plans, which is the difference between the estimated fair value of plan assets and the PBO for pension plans and the APBO for other postretirement plans (collectively, the “Benefit Obligations”), were offset by the unrecognized actuarial gains or losses, prior service cost and transition obligations to determine prepaid or accrued benefit cost, as applicable. The net amount was recorded as a prepaid or accrued benefit cost, as applicable. Further, for pension plans, if the ABO exceeded the estimated fair value of the plan assets, that excess was recorded as an additional minimum pension liability with a corresponding intangible asset. Recognition of the intangible asset was limited to the amount of any unrecognized prior service cost. Any additional minimum pension liability in excess of the allowable intangible asset was charged, net of income tax, to accumulated other comprehensive income.

As described more fully in “Adoption of New Accounting Pronouncements,” effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and SFAS No. 132(r) (“SFAS 158”). Effective with the adoption of SFAS 158 on December 31, 2006, the Company recognizes the funded status of the Benefit Obligations for each of its plans on the consolidated balance sheet. The actuarial gains or losses, prior service costs and credits, and the remaining net transition asset or obligation that had not yet been included in net periodic benefit costs at December 31, 2006 are now charged, net of income tax, to accumulated other comprehensive income. Additionally, these changes eliminated the additional minimum pension liability provisions of SFAS 87.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted, using the modified prospective transition method, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(r)”). In accordance with this guidance the cost of all stock-based transactions is measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s stock-

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. Prior to January 1, 2006, the Company recognized stock-based compensation over the vesting period of the grant or award, including grants or awards to retirement-eligible employees. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period. Prior to January 1, 2006, the Company recognized the corresponding reduction of stock compensation in the period in which the forfeitures occurred.

Stock-based awards granted after December 31, 2002 but prior to January 1, 2006 were accounted for on a prospective basis using the fair value accounting method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). The fair value method prescribed by SFAS 123 required compensation expense to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation was recognized over the vesting period of the grant or award, including grants or awards to retirement-eligible employees.

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

Earnings Per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Diluted earnings per common share include the dilutive effect of the assumed: (i) exercise or issuance of stock-based awards using the treasury stock method; (ii) settlement of stock purchase contracts underlying common equity units using the treasury stock method; and (iii) settlement of accelerated common stock repurchase contract. Under the treasury stock method, exercise or issuance of stock- based awards and settlement of the stock purchase contracts underlying common equity units is assumed to occur with the proceeds used to purchase common stock at the average market price for the period. See Notes 13, 18 and 20.

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Assets within the Company’s separate accounts primarily include: mutual funds, fixed maturity and equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments, and cash and cash equivalents. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contractholder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contractholder. The Company reports separate account assets meeting such criteria at their fair value which is based on the estimated fair values of the underlying assets comprising the portfolios of an individual separate account. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of income. Separate accounts not meeting the above criteria are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

  Adoption of New Accounting Pronouncements

Fair Value

Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a consistent framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and requires enhanced disclosures about fair value measurements and applied the provisions of the statement prospectively to assets and liabilities measured at fair value. The adoption of SFAS 157 changed the valuation of certain freestanding derivatives by moving from a mid to bid pricing convention as it relates to certain volatility inputs as well as the addition of liquidity adjustments and adjustments for risks inherent in a particular input or valuation technique. The adoption of SFAS 157 also changed the valuation of the Company’s embedded derivatives, most significantly the valuation of embedded derivatives associated with certain riders on variable annuity contracts. The change in valuation of embedded derivatives associated with riders on annuity contracts resulted from the incorporation of risk margins associated with non capital market inputs and the inclusion of the Company’s own credit standing in their valuation. At January 1, 2008, the impact of adopting SFAS 157 on assets and liabilities measured at estimated fair value was $30 million ($19 million, net of income tax) and was recognized as a change in estimate in the accompanying consolidated statement of income where it was presented in the respective income statement caption to which the item measured at estimated fair value is presented. There were no significant changes in estimated fair value of items measured at fair value and reflected in accumulated other comprehensive income (loss). The addition of risk margins and the Company’s own credit spread in the valuation of embedded derivatives associated with annuity contracts may result in significant volatility in the Company’s

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

consolidated net income in future periods. Note 24 presents the estimated fair value of all assets and liabilities required to be measured at estimated fair value as well as the expanded fair value disclosures required by SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to recognize related unrealized gains and losses in earnings. The fair value option is applied on an instrument-by-instrument basis upon adoption of the standard, upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election is an irrevocable election. Effective January 1, 2008, the Company elected the fair value option on fixed maturity and equity securities backing certain pension products sold in Brazil. Such securities will now be presented as trading securities in accordance with SFAS 115 on the consolidated balance sheet with subsequent changes in estimated fair value recognized in net investment income. Previously, these securities were accounted for as available-for-sale securities in accordance with SFAS 115 and unrealized gains and losses on these securities were recorded as a separate component of accumulated other comprehensive income (loss). The Company’s insurance joint venture in Japan also elected the fair value option for certain of its existing single premium deferred annuities and the assets supporting such liabilities. The fair value option was elected to achieve improved reporting of the asset/liability matching associated with these products. Adoption of SFAS 159 by the Company and its Japanese joint venture resulted in an increase in retained earnings of $27 million, net of income tax, at January 1, 2008. The election of the fair value option resulted in the reclassification of $10 million, net of income tax, of net unrealized gains from accumulated other comprehensive income (loss) to retained earnings on January 1, 2008.

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

Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides guidance on how a company’s internal cash flow and discount rate assumptions should be considered in the measurement of fair value when relevant market data does not exist, how observable market information in an inactive market affects fair value measurement and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

Investments

Effective December 31, 2008, the Company adopted FSP No. FAS 140-4 and FIN 46(r)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(r)-8”). FSP 140-4 and FIN 46(r)-8 requires additional qualitative and quantitative disclosures about a transferors’ continuing involvement in transferred financial assets and involvement in VIE. The exact nature of the additional required VIE disclosures vary and depend on whether or not the VIE is a qualifying special-purpose entity (“QSPE”). For VIEs that are QSPEs, the additional disclosures are only required for a non-transferor sponsor holding a variable interest or a non-transferor servicer holding a significant variable interest. For VIEs that are not QSPEs, the additional disclosures are only required if the Company is the primary beneficiary, and

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

if not the primary beneficiary, only if the Company holds a significant variable interest or is the sponsor. The Company provided all of the material required disclosures in its consolidated financial statements.

Effective December 31, 2008, the Company adopted FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to more closely align the guidance to determine whether an other-than-temporary impairment has occurred for a beneficial interest in a securitized financial asset with the guidance in SFAS 115 for debt securities classified as available-for-sale or held-to-maturity. The adoption of FSP EITF 99-20-1 did not have an impact on the Company’s consolidated financial statements.

Derivative Financial Instruments

Effective December 31, 2008, the Company adopted FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to require certain enhanced disclosures by sellers of credit derivatives by requiring additional information about the potential adverse effects of changes in their credit risk, financial performance, and cash flows. It also amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The Company provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS 133 Implementation Issue No. E-23, Clarification of the Application of the Shortcut Method (“Issue E-23”). Issue E-23 amended SFAS 133 by permitting interest rate swaps to have a non-zero fair value at inception when applying the shortcut method of assessing hedge effectiveness, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, is solely attributable to a bid-ask spread. In addition, entities are not precluded from applying the shortcut method of assessing hedge effectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. The adoption of Issue E-23 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155:

(i)	clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133;

(ii)	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

(iii)	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(iv)	amends SFAS 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest.

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

As a result of the implementation of FIN 48, the Company recognized a $35 million increase in the liability for unrecognized tax benefits and a $9 million decrease in the interest liability for unrecognized tax benefits, as well as a $17 million increase in the liability for unrecognized tax benefits and a $5 million increase in the interest liability for unrecognized tax benefits which are included in liabilities of subsidiaries held-for-sale. The corresponding reduction to the January 1, 2007 balance of retained earnings was $37 million, net of $11 million of minority interest included in liabilities of subsidiaries held-for-sale. See also Note 15.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Defined Benefit and Other Postretirement Plans

Effective December 31, 2006, the Company adopted SFAS 158. The pronouncement revises financial reporting standards for defined benefit pension and other postretirement benefit plans by requiring the:

(i)	recognition in the statement of financial position of the funded status of defined benefit plans measured as the difference between the estimated fair value of plan assets and the benefit obligation, which is the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement benefit plans;

(ii)	recognition as an adjustment to accumulated other comprehensive income (loss), net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and net asset or obligation at transition that have not yet been included in net periodic benefit costs as of the end of the year of adoption;

(iii)	recognition of subsequent changes in funded status as a component of other comprehensive income;

(iv)	measurement of benefit plan assets and obligations as of the date of the statement of financial position; and

(v)	disclosure of additional information about the effects on the employer’s statement of financial position.

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

Stock Compensation Plans

As described previously, effective January 1, 2006, the Company adopted SFAS 123(r) including supplemental application guidance issued by the U.S. Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123(r) requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously adopted the fair value method of accounting for stock-based awards as prescribed by SFAS 123 on a prospective basis effective January 1, 2003. The Company did not modify the substantive terms of any existing awards prior to adoption of SFAS 123(r).

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Other Pronouncements

Effective January 1, 2008, the Company adopted FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP 39-1”). FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”), which amends SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 provides guidance on (i) incorporating expected net future cash flows when related to the associated servicing of a loan when measuring fair value; and (ii) broadening the SEC staff’s view that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted for at fair value through earnings. Internally-developed intangible assets are not considered a component of the related instruments. The adoption of SAB 109 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-6, Accounting for the Sale of Real Estate When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”) prospectively. EITF 07-6 addresses whether the existence of a buy-sell arrangement would preclude partial sales treatment when real estate is sold to a jointly owned entity. EITF 07-6 concludes that the existence of a buy-sell

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

clause does not necessarily preclude partial sale treatment under current guidance. The adoption of EITF 07-6 did not have a material impact on the Company’s consolidated financial statements.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations after that date. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company will apply the guidance in SFAS 141(r) prospectively on its accounting for future acquisitions and does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial statements.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of issues associated with the impact that SFAS 141(r) and SFAS 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. EITF 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of EITF 08-6 to have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The Company will apply the guidance of EITF 08-7 prospectively to its intangible assets acquired after fiscal years beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives and related disclosures will be applied prospectively to intangible assets acquired as of, and subsequent to, the effective date.

Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will provide all of the material required disclosures in the appropriate future interim and annual periods.

Other Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(r)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(r)-1”). FSP 132(r)-1 amends SFAS No. 132(r), Employers’ Disclosures about Pensions and Other Postretirement Benefits to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. The FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. FSP 132(r)-1 is effective for fiscal years ending after December 15, 2009. The Company will provide all of the material required disclosures in the appropriate future annual period.

In September 2008, the FASB ratified the consensus on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. EITF 08-5 is effective beginning in the first reporting period after December 15, 2008 and will be applied prospectively, with the effect of initial

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

application included in the change in fair value of the liability in the period of adoption. The Company does not expect the adoption of EITF 08-5 to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company does not expect the adoption of EITF 07-5 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP 140-3 to have a material impact on its consolidated financial statements.

2.	Acquisitions and Dispositions

  Disposition of Reinsurance Group of America, Incorporated

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

As a result of completion of the recapitalization and exchange offer, the Company received from MetLife stockholders 23,093,689 shares of the Company’s common stock with a market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA’s Class B common stock with a net book value of $1,716 million. The resulting loss on disposition, inclusive of transaction costs of $60 million, was $458 million. The 3,000,000 shares of RGA Class A common stock retained by the Company are marketable equity securities which do not constitute significant continuing involvement in the operations of RGA; accordingly, they have been classified within equity securities in the consolidated financial statements of the Company at a cost basis of $157 million which is equivalent to the net book value of the shares. The cost basis will be adjusted to fair value at each subsequent reporting date. The Company has agreed to dispose of the remaining shares of RGA within the next five years. In connection with the Company’s agreement to dispose of the remaining shares, the Company also

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

recognized, in its provision for income tax on continuing operations, a deferred tax liability of $16 million which represents the difference between the book and taxable basis of the remaining investment in RGA.

The impact of the disposition of the Company’s investment in RGA is reflected in the Company’s consolidated financial statements as discontinued operations. The disposition of RGA results in the elimination of the Company’s Reinsurance segment. The Reinsurance segment was comprised of the results of RGA, which at disposition became discontinued operations of Corporate & Other, and the interest on economic capital, which has been reclassified to the continuing operations of Corporate & Other. See Note 23 for reclassifications related to discontinued operations and Note 22 for segment information.

  Disposition of Texas Life Insurance Company

MetLife, Inc. has entered into an agreement to sell Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company, to a third party in the fourth quarter of 2008. The transaction is expected to close in early 2009. As a result of the sale agreement, the Company recognized gains from discontinued operations of $37 million, net of income tax, in the fourth quarter of 2008. The gain was comprised of recognition of tax benefits of $65 million relating to the excess of outside tax basis of Cova over its financial reporting basis, offset by other than temporary impairments of $28 million, net of income tax, relating to Cova’s investments. The Company has reclassified the assets and liabilities of Cova as held-for-sale and its operations into discontinued operations for all periods presented in the consolidated financial statements. See also Note 23.

  2008 Acquisitions

During 2008, the Company made five acquisitions for $783 million. As a result of these acquisitions, MetLife’s Institutional segment increased its product offering of dental and vision benefit plans, MetLife Bank within Corporate & Other entered the mortgage origination and servicing business and the International segment increased its presence in Mexico and Brazil. The acquisitions were each accounted for using the purchase method of accounting, and accordingly, commenced being included in the operating results of the Company upon their respective closing dates. Total consideration paid by the Company for these acquisitions consisted of $763 million in cash and $20 million in transaction costs. The net fair value of assets acquired and liabilities assumed totaled $527 million, resulting in goodwill of $256 million. Goodwill increased by $122 million, $73 million and $61 million in the International segment, Institutional segment and Corporate & Other, respectively. The goodwill is deductible for tax purposes. VOCRA, VOBA and other intangibles increased by $137 million, $7 million and $6 million, respectively, as a result of these acquisitions. Further information on VOBA, goodwill and VOCRA is provided in Notes 5, 6 and 7, respectively.

  2007 Acquisition and Disposition

On June 28, 2007, the Company acquired the remaining 50% interest in a joint venture in Hong Kong, MetLife Fubon Limited (“MetLife Fubon”), for $56 million in cash, resulting in MetLife Fubon becoming a consolidated subsidiary of the Company. The transaction was treated as a step acquisition, and at June 30, 2007, total assets and liabilities of MetLife Fubon of $839 million and $735 million, respectively, were included in the Company’s consolidated balance sheet. The Company’s investment for the initial 50% interest in MetLife Fubon was $48 million. The Company used the equity method of accounting for such investment in MetLife Fubon. The Company’s share of the joint venture’s results for the six months ended June 30, 2007, was a loss of $3 million. The fair value of the assets acquired and the liabilities assumed in the step acquisition at June 30, 2007, was $427 million and $371 million, respectively. No additional goodwill was recorded as a part of the step acquisition. As a result of this acquisition, additional VOBA and VODA of $45 million and $5 million, respectively, were recorded and both have a weighted average amortization period of 16 years. In June 2008, the Company revised the valuation of certain long-term liabilities, VOBA, and VODA based on new information received. As a result, the fair value of acquired insurance liabilities and VOBA were reduced by $5 million and $12 million, respectively, offset by an increase in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

VODA of $7 million. The revised VOBA and VODA have a weighted average amortization period of 11 years. Further information on VOBA and VODA is described in Notes 5 and 7, respectively.

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

  Other Acquisitions and Dispositions

On July 1, 2005, the Company completed the acquisition of Travelers for $12.1 billion. The acquisition was accounted for using the purchase method of accounting. The net fair value of assets acquired and liabilities assumed totaled $7.8 billion, resulting in goodwill of $4.3 billion. The initial consideration paid by the Company in 2005 for the acquisition consisted of $10.9 billion in cash and 22,436,617 shares of the Company’s common stock with a market value of $1.0 billion to Citigroup and $100 million in other transaction costs. The Company revised the purchase price as a result of the finalization by both parties of their review of the June 30, 2005 financial statements and final resolution as to the interpretation of the provisions of the acquisition agreement which resulted in a payment of additional consideration of $115 million by the Company to Citigroup in 2006.

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

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings at:

	December 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
Residential mortgage-backed securities	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury/agency securities	17,229	4,082	1	21,310	11.3
Commercial mortgage-backed securities	16,079	18	3,453	12,644	6.7
Asset-backed securities	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (1), (2)	$209,508	$7,564	$28,821	$188,251	100.0%

Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (1)	2,353	4	845	1,512	47.3

Total equity securities	$4,131	$44	$978	$3,197	100.0%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2007
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$74,310	$1,685	$2,076	$73,919	31.8%
Residential mortgage-backed securities	54,773	598	376	54,995	23.7
Foreign corporate securities	36,232	1,701	767	37,166	16.0
U.S. Treasury/agency securities	19,723	1,482	13	21,192	9.1
Commercial mortgage-backed securities	16,946	241	194	16,993	7.3
Asset-backed securities	11,048	40	516	10,572	4.6
Foreign government securities	11,645	1,350	182	12,813	5.5
State and political subdivision securities	4,342	140	114	4,368	1.9
Other fixed maturity securities	335	13	30	318	0.1

Total fixed maturity securities (1),(2)	$229,354	$7,250	$4,268	$232,336	100.0%

Common stock	$2,477	$568	$108	$2,937	49.7%
Non-redeemable preferred stock (1)	3,255	60	341	2,974	50.3

Total equity securities	$5,732	$628	$449	$5,911	100.0%

(1)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at December 31, 2008 and 2007 had an estimated fair value of $1,224 million and $2,051 million, respectively. In addition, the Company held $288 million and $923 million at estimated fair value, respectively, at December 31, 2008 and 2007 of other perpetual hybrid securities, primarily U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at December 31, 2008 and 2007 had an estimated fair value of $2,110 million and $3,896 million, respectively. In addition, the Company held $46 million and $57 million at estimated fair value, respectively, at December 31, 2008 and 2007 of other perpetual hybrid securities, primarily U.S. financial institutions, included in fixed maturity securities.

(2)	At December 31, 2008 and 2007 the Company also held $2,052 million and $3,432 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates which are included within fixed maturity securities. These securities are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are commonly referred to as “capital securities” within U.S. corporate securities.

The Company held foreign currency derivatives with notional amounts of $9.1 billion and $9.2 billion to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2008 and 2007, respectively.

Below Investment Grade or Non Rated Fixed Maturity Securities. The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $12.4 billion and $17.4 billion at December 31, 2008 and 2007, respectively. These securities had net unrealized losses of $5,094 million and $103 million at December 31, 2008 and 2007, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Non-Income Producing Fixed Maturity Securities. Non-income producing fixed maturity securities at estimated fair value were $75 million and $12 million at December 31, 2008 and 2007, respectively. Net unrealized gains (losses) associated with non-income producing fixed maturity securities were ($19) million and $11 million at December 31, 2008 and 2007, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers. At December 31, 2008, $4.9 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.0 billion, $2.0 billion and $0.9 billion, are included within state and political subdivision securities, U.S. corporate securities, and asset-backed securities, respectively, and 15% and 68% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively. As described below, all of the asset-backed securities that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

Concentrations of Credit Risk (Fixed Maturity Securities). The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government and certain U.S. government agencies. At December 31, 2008 and 2007, the Company’s holdings in U.S. Treasury and agency fixed maturity securities at estimated fair value were $21.3 billion and $21.2 billion, respectively. As shown in the sector table above, at December 31, 2008 the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate fixed maturity securities (33.6%), residential mortgage-backed securities (19.2%), and foreign corporate securities (15.8%); and at December 31, 2007 were U.S. corporate fixed maturity securities (31.8%), residential mortgage-backed securities (23.7%), and foreign corporate securities (16.0%).

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities. At December 31, 2008 and 2007, the Company’s holdings in U.S. corporate and foreign corporate fixed maturity securities at estimated fair value were $93.0 billion and $111.1 billion, respectively. The Company maintains a diversified portfolio of corporate securities across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of total invested assets. The exposure to the largest single issuer of corporate fixed maturity securities held at December 31, 2008 and 2007 was $1.5 billion and $1.2 billion, respectively. At December 31, 2008 and 2007, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $8.4 billion and $7.8 billion, respectively, the total of these ten issuers being less than 3% of the Company’s total invested assets at such dates. The table below shows the major industry types that comprise the corporate fixed maturity holdings at:

	December 31,
	2008		2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$29,679	32.0%	$37,166	33.4%
Finance	14,996	16.1	20,639	18.6
Industrial	13,324	14.3	15,838	14.3
Consumer	13,122	14.1	15,793	14.2
Utility	12,434	13.4	13,206	11.9
Communications	5,714	6.1	7,679	6.9
Other	3,713	4.0	764	0.7

Total	$92,982	100.0%	$111,085	100.0%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other fixed maturity foreign investments.

Concentrations of Credit Risk (Fixed Maturity Securities) — Residential Mortgage-Backed Securities. The Company’s residential mortgage-backed securities consist of the following holdings at:

	December 31,
	2008		2007
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$26,025	72.2%	$36,303	66.0%
Pass-through securities	10,003	27.8	18,692	34.0

Total residential mortgage-backed securities	$36,028	100.0%	$54,995	100.0%

Collateralized mortgage obligations are a type of mortgage-backed security that creates separate pools or tranches of pass-through cash flows for different classes of bondholders with varying maturities. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments, and for fee, remits or passes these payments through to the holders of the pass-through securities.

At December 31, 2008, the exposures in the Company’s residential mortgage-backed securities portfolio consist of agency, prime, and alternative residential mortgage loans (“Alt-A”) securities of 68%, 23%, and 9% of the total holdings, respectively. At December 31, 2008 and 2007, $33.3 billion and $54.7 billion, respectively, or 92% and 99% respectively of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), S&P, or Fitch Ratings (“Fitch”). The majority of the agency residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At December 31, 2008 and 2007, the Company’s Alt-A residential mortgage-backed securities exposure was $3.4 billion and $6.3 billion, respectively, with an unrealized loss of $1,963 million and $139 million, respectively. At December 31, 2008 and December 31, 2007, $2.1 billion and $6.3 billion, respectively, or 63% and 99%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch. In December 2008, certain Alt-A residential mortgage-backed securities experienced ratings downgrades from investment grade to below investment grade, contributing to the decrease year over year cited above in those securities rated Aa/AA or better. At December 31, 2008 the Company’s Alt-A holdings are distributed as follows: 23% 2007 vintage year, 25% 2006 vintage year; and 52% in the 2005 and prior vintage years. In January 2009, Moody’s revised its loss projections for Alt-A residential mortgage-backed securities, and the Company anticipates that Moody’s will be downgrading virtually all 2006 and 2007 vintage year Alt-A securities to below investment grade, which will increase the percentage of our Alt-A residential mortgage-backed securities portfolio that will be rated below investment grade. Vintage year refers to the year of origination and not to the year of purchase.

Concentrations of Credit Risk (Fixed Maturity Securities) — Commercial Mortgage-Backed Securities. At December 31, 2008 and 2007, the Company’s holdings in commercial mortgage-backed securities was $12.6 billion and $17.0 billion, respectively, at estimated fair value. At December 31, 2008 and 2007, $11.8 billion and $14.9 billion, respectively, of the estimated fair value, or 93% and 88%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P, or Fitch. At December 31, 2008, the rating distribution of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the Company’s commercial mortgage-backed securities holdings was as follows: 93% Aaa, 4% Aa, 1% A, 1% Baa, and 1% Ba or below. At December 31, 2008, 84% of the holdings are in the 2005 and prior vintage years. At December 31, 2008, the Company had no exposure to CMBX securities and its holdings of commercial real estate collateralized debt obligations (“CRE-CDO”) securities was $121 million at estimated fair value.

Concentrations of Credit Risk (Fixed Maturity Securities) — Asset-Backed Securities.  At December 31, 2008 and 2007, the Company’s holdings in asset-backed securities was $10.5 billion and $10.6 billion, respectively, at estimated fair value. The Company’s asset-backed securities are diversified both by sector and by issuer. At December 31, 2008 and 2007, $7.9 billion and $5.7 billion, respectively, or 75% and 54%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, residential mortgage-backed securities backed by sub-prime mortgage loans, automobile receivables and student loan receivables of 49%, 10%, 10% and 10% of the total holdings, respectively. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. At December 31, 2008 and 2007, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $1.1 billion and $2.0 billion, respectively, and unrealized losses of $730 million and $198 million, respectively. At December 31, 2008, 37% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 19% and 37% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities holdings.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	December 31,
	2008		2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$5,556	$5,491	$4,362	$4,453
Due after one year through five years	33,604	30,884	41,297	42,013
Due after five years through ten years	41,481	36,895	38,969	39,227
Due after ten years	58,547	55,786	61,959	64,083

Subtotal	139,188	129,056	146,587	149,776
Mortgage-backed and asset-backed securities	70,320	59,195	82,767	82,560

Total fixed maturity securities	$209,508	$188,251	$229,354	$232,336

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Fixed maturity securities	$(21,246)	$3,479	$5,075
Equity securities	(934)	159	541
Derivatives	(2)	(373)	(208)
Minority interest	(10)	(150)	(159)
Other	53	3	9

Subtotal	(22,139)	3,118	5,258

Amounts allocated from:
Insurance liability loss recognition	42	(608)	(1,149)
DAC and VOBA	3,025	(327)	(189)
Policyholder dividend obligation	—	(789)	(1,062)

Subtotal	3,067	(1,724)	(2,400)

Deferred income tax	6,508	(423)	(994)

Subtotal	9,575	(2,147)	(3,394)

Net unrealized investment gains (losses)	$(12,564)	$971	$1,864

The changes in net unrealized investment gains (losses) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance, end of prior period	$971	$1,864	$1,942
Cumulative effect of change in accounting principles, net of income tax	(10)	—	—

Balance, beginning of period	961	1,864	1,942
Unrealized investment gains (losses) during the year	(25,377)	(2,140)	(706)
Unrealized investment losses of subsidiaries at the date of disposal	130	—	—
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	650	541	261
DAC and VOBA	3,370	(138)	(110)
DAC and VOBA of subsidiaries at date of disposal	(18)	—	—
Policyholder dividend obligation	789	273	430
Deferred income tax	6,991	571	47
Deferred income tax of subsidiaries at date of disposal	(60)	—	—

Balance, end of period	$(12,564)	$971	$1,864

Change in net unrealized investment gains (losses)	$(13,525)	$(893)	$(78)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	December 31, 2008
			Equal to or Greater than
	Less than 12 Months		12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$30,076	$4,479	$18,011	$5,423	$48,087	$9,902
Residential mortgage-backed securities	10,032	2,711	4,572	2,009	14,604	4,720
Foreign corporate securities	15,634	3,157	6,609	2,527	22,243	5,684
U.S. Treasury/agency securities	106	1	—	—	106	1
Commercial mortgage-backed securities	9,259	1,665	3,093	1,788	12,352	3,453
Asset-backed securities	6,412	1,325	3,777	2,414	10,189	3,739
Foreign government securities	2,030	316	403	61	2,433	377
State and political subdivision securities	2,035	405	948	537	2,983	942
Other fixed maturity securities	20	3	2	—	22	3

Total fixed maturity securities	$75,604	$14,062	$37,415	$14,759	$113,019	$28,821

Equity securities	$727	$306	$978	$672	$1,705	$978

Total number of securities in an unrealized loss position	9,066		3,539

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2007
			Equal to or Greater than
	Less than 12 Months		12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions, except number of securities)

U.S. corporate securities	$27,895	$1,358	$11,601	$718	$39,496	$2,076
Residential mortgage-backed securities	14,077	272	5,841	104	19,918	376
Foreign corporate securities	10,860	464	6,155	303	17,015	767
U.S. Treasury/agency securities	431	3	622	10	1,053	13
Commercial mortgage-backed securities	2,406	98	3,728	96	6,134	194
Asset-backed securities	7,279	416	1,198	100	8,477	516
Foreign government securities	3,387	158	436	24	3,823	182
State and political subdivision securities	1,307	80	461	34	1,768	114
Other fixed maturity securities	91	30	1	—	92	30

Total fixed maturity securities	$67,733	$2,879	$30,043	$1,389	$97,776	$4,268

Equity securities	$2,678	$378	$531	$71	$3,209	$449

Total number of securities in an unrealized loss position	7,476		2,650

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2007
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$46,343	$1,375	$1,482	$383	4,713	148
Six months or greater but less than nine months	15,833	14	730	4	1,028	24
Nine months or greater but less than twelve months	8,529	7	492	2	586	—
Twelve months or greater	29,893	50	1,162	13	2,692	32

Total	$100,598	$1,446	$3,866	$402

Equity Securities:
Less than six months	$1,757	$423	$148	$133	1,212	417
Six months or greater but less than nine months	528	—	62	—	154	—
Nine months or greater but less than twelve months	439	—	54	—	62	1
Twelve months or greater	511	—	52	—	90	—

Total	$3,235	$423	$316	$133

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

At December 31, 2008 and 2007, $8.0 billion and $3.9 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 9% and 4%, respectively, of the cost or amortized cost of such securities. At December 31, 2008 and 2007, $75 million and $316 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 13% and 10%, respectively, of the cost of such securities.

At December 31, 2008, $20.8 billion and $903 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% and 43% of the cost or amortized cost of such fixed maturity securities and equity securities,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

respectively. Of such unrealized losses of $20.8 billion and $903 million, $17.2 billion and $519 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2007, $402 million and $133 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 28% and 31% of the cost or amortized cost of such fixed maturity securities and equity securities, respectively. Of such unrealized losses of $402 million and $133 million, $383 million and $133 million related to fixed maturity securities and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 699 fixed maturity securities and 33 equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 699 fixed maturity securities represented 50% or $14.5 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 33 equity securities represented 71% or $699 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 23 fixed maturity securities and six equity securities, each with a gross unrealized loss at December 31, 2007 of greater than $10 million. These 23 fixed maturity securities represented 8% or $357 million in the aggregate, of the gross unrealized loss on fixed maturity securities. These six equity securities represented 20% or $90 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million increased $14.7 billion during the year ended December 31, 2008. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $903 million and $133 million at December 31, 2008 and 2007, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for six months or greater was $384 million at December 31, 2008, of which $382 million of the unrealized losses, or 99%, are for non-redeemable preferred securities, of which, $377 million of the unrealized losses, or 99%, are for investment grade non-redeemable preferred securities. Of the $377 million of unrealized losses for investment grade non-redeemable preferred securities, $372 million of the unrealized losses, or 99%, was comprised of unrealized losses on investment grade financial services industry non-redeemable preferred securities, of which 85% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for less than six months was $519 million at December 31, 2008 of which $427 million of the unrealized losses, or 82%, are for non-redeemable preferred securities, of which $421 million, of the unrealized losses, or 98% are for investment grade non-redeemable preferred securities. Of the $421 million of unrealized losses for investment grade non-redeemable preferred securities, $417 million of the unrealized losses, or 99%, was comprised of unrealized losses on investment grade financial services industry non-redeemable preferred securities, of which 81% are rated A or higher.

There were no equity securities with an unrealized loss of 20% or more for twelve months or greater.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In connection with the equity securities impairment review process during 2008, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services industry companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss. With respect to common stock holdings, the Company considered the duration and severity of the securities in an unrealized loss position of 20% or more; and the duration of securities in an unrealized loss position of 20% or less with in an extended unrealized loss position (i.e., 12 months or more).

At December 31, 2008, there are $903 million of equity securities with an unrealized loss of 20% or more, of which $809 million of the unrealized losses, or 90%, were for non-redeemable preferred securities. Through December 31, 2008, $798 million of the unrealized losses of 20% or more, or 99%, of the non-redeemable preferred securities were investment grade securities, of which, $789 million of the unrealized losses of 20% or more, or 99%, are investment grade financial services industry non-redeemable preferred securities; and all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of rating, have not deferred any dividend payments.

Also, the Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities, and with respect to fixed maturity securities, it has the ability and intent to hold until the earlier of the recovery in value, or until maturity, and with respect to equity securities, it has the ability and intent to hold until the recovery in value. Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and other of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

At December 31, 2008 and 2007, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $29.8 billion and $4.7 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, as follows:

	December 31,
	2008	2007

Sector:
U.S. corporate securities	33%	44%
Foreign corporate securities	19	16
Residential mortgage-backed securities	16	8
Asset-backed securities	13	11
Commercial mortgage-backed securities	11	4
State and political subdivision securities	3	2
Foreign government securities	1	4
Other	4	11

Total	100%	100%

Industry:
Mortgage-backed	27%	12%
Finance	24	33
Asset-backed	13	11
Consumer	11	3
Utility	8	8
Communication	5	2
Industrial	4	19
Foreign government	1	4
Other	7	8

Total	100%	100%

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Fixed maturity securities	$(1,949)	$(615)	$(1,119)
Equity securities	(257)	164	84
Mortgage and consumer loans	(136)	3	(8)
Real estate and real estate joint ventures	(18)	46	102
Other limited partnership interests	(140)	16	1
Freestanding derivatives	6,560	61	(410)
Embedded derivatives	(2,650)	(321)	202
Other	402	68	(234)

Net investment gains (losses)	$1,812	$(578)	$(1,382)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities			Equity Securities			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)

Proceeds	$62,495	$78,001	$86,725	$2,107	$1,112	$845	$64,602	$79,113	$87,570

Gross investment gains	858	554	421	436	226	130	1,294	780	551

Gross investment losses	(1,511)	(1,091)	(1,484)	(263)	(43)	(22)	(1,774)	(1,134)	(1,506)

Writedowns
Credit-related	(1,138)	(58)	(56)	(90)	(19)	(24)	(1,228)	(77)	(80)
Other than credit-related (1)	(158)	(20)	—	(340)	—	—	(498)	(20)	—

Total writedowns	(1,296)	(78)	(56)	(430)	(19)	(24)	(1,726)	(97)	(80)

Net investment gains (losses)	$(1,949)	$(615)	$(1,119)	$(257)	$164	$84	$(2,206)	$(451)	$(1,035)

(1)	Other-than credit-related writedowns include items such as equity securities where the primary reason for the writedown was the severity and/or the duration of an unrealized loss position and fixed maturity securities where an interest-rate related writedown was taken.

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $1,726 million, $97 million and $80 million for the years ended December 31, 2008, 2007 and 2006, respectively. The substantial increase in 2008 over 2007 was driven by writedowns totaling $1,014 million of financial services industry securities holdings, comprised of $673 million of fixed maturity securities and $341 million of equity securities.

Overall, of the $1,296 million of fixed maturity security writedowns in 2008, $673 million were on financial services industry services holdings; $241 million were on communication and consumer industries holdings;

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$164 million on asset-backed (substantially all are backed by or exposed to sub-prime mortgage loans) and below investment grade commercial mortgage-backed holdings; and $218 million in fixed maturity security holdings that the Company either lacked the intent to hold, or due to extensive credit spread widening, the Company was uncertain of its intent to hold these fixed maturity securities for a period of time sufficient to allow for recovery of the market value decline.

Included within the $430 million of writedowns on equity securities in 2008 are $341 million related to the financial services industry holdings, (of which, $90 million related to the financial services industry non-redeemable preferred securities) and $89 million across several industries including consumer, communications, industrial and utility.

Net Investment Income

The components of net investment income are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Fixed maturity securities	$13,577	$14,576	$13,523
Equity securities	258	265	106
Trading securities	(193)	50	71
Mortgage and consumer loans	2,855	2,811	2,488
Policy loans	601	572	547
Real estate and real estate joint ventures	581	950	777
Other limited partnership interests	(170)	1,309	945
Cash, cash equivalents and short-term investments	353	491	513
International joint ventures (1)	43	17	(9)
Other	349	320	269

Total investment income	18,254	21,361	19,230
Less: Investment expenses	1,958	3,298	2,983

Net investment income	$16,296	$18,063	$16,247

(1)	Net of changes in estimated fair value of derivatives related to economic hedges of these equity method investments that do not qualify for hedge accounting of $178 million, $12 million and ($40) million for the years ended December 31, 2008, 2007 and 2006, respectively.

Net investment income from other limited partnership interests, including hedge funds, represents distributions from other limited partnership interests accounted for under the cost method and equity in earnings from other limited partnership interests accounted for under the equity method. Overall for 2008, the net amount recognized by the Company was a loss of ($170) million resulting principally from losses on equity method investments. Such earnings and losses recognized for other limited partnership interests are impacted by volatility in the equity and credit markets. Net investment income from trading securities includes interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on trading securities and the short sale agreements liabilities. In 2008, unrealized losses recognized on trading securities, due to the volatility in the equity and credit markets, were in excess of interest and dividends earned.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities with a cost or amortized cost of $20.8 billion and $41.1 billion and an estimated fair value of $22.9 billion and $42.1 billion were on loan under the program at December 31, 2008 and 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $23.3 billion and $43.3 billion at December 31, 2008 and 2007, respectively. Of this $23.3 billion of cash collateral at December 31, 2008, $5.1 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral, and $14.7 billion and $3.5 billion, respectively, were due within 30 days and 60 days. Of the $5.0 billion of estimated fair value of the securities related to the cash collateral on open at December 31, 2008, $4.4 billion were U.S. Treasury and agency securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury and agency securities, and very liquid residential mortgage-backed securities. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $19.5 billion at December 31, 2008, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities).

Security collateral of $279 million and $40 million on deposit from counterparties in connection with the securities lending transactions at December 31, 2008 and 2007, respectively may not be sold or repledged and is not reflected in the consolidated financial statements.

Assets on Deposit, Held in Trust and Pledged as Collateral

The Company had investment assets on deposit with regulatory agencies with an estimated fair value of $1.3 billion and $1.8 billion at December 31, 2008 and 2007, respectively, consisting primarily of fixed maturity and equity securities. The Company also held in trust cash and securities, primarily fixed maturity and equity securities with an estimated fair value of $9.3 billion and $5.9 billion at December 31, 2008 and 2007, respectively, to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 11.

The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the Federal Home Loan Bank of New York (“FHLB of NY”) and the Federal Home Loan Bank of Boston (“FHLB of Boston”) of $22.2 billion and $7.0 billion at December 31, 2008 and 2007, respectively. The Company has also pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation with a carrying value of $2.9 billion at both December 31, 2008 and 2007. The Company has also pledged qualifying mortgage loans and securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility with an estimated fair value of $1.6 billion at December 31, 2008. The nature of these Federal Home Loan Bank, Federal Agricultural Mortgage Corporation and Federal Reserve Bank of New York arrangements are described in Notes 7 and 10.

Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4. Certain of the Company’s trading securities are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

Trading Securities

The Company has a trading securities portfolio to support investment strategies that involve the active and frequent purchase and sale of securities, the execution of short sale agreements and asset and liability matching

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

strategies for certain insurance products. Trading securities and short sale agreement liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income.

At December 31, 2008 and 2007, trading securities at estimated fair value were $946 million and $779 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $57 million and $107 million, respectively. The Company had pledged $346 million and $407 million of its assets, at estimated fair value, primarily consisting of trading securities, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at December 31, 2008 and 2007, respectively.

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled ($193) million, $50 million and $71 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in estimated fair value of ($174) million, ($4) million and $26 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Mortgage and Consumer Loans

Mortgage and consumer loans are categorized as follows:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(In millions)

Commercial mortgage loans	$36,197	72.9%	$34,824	75.1%
Agricultural mortgage loans	12,295	24.8	10,476	22.6
Consumer loans	1,164	2.3	1,046	2.3

Total	49,656	100.0%	46,346	100.0%

Less: Valuation allowances	304		197

Total mortgage and consumer loans held-for-investment	49,352		46,149

Mortgage loans held-for-sale	2,012		5

Mortgage and consumer loans, net	$51,364		$46,154

At December 31, 2008, mortgage loans held-for-sale include $1,975 million of residential mortgage loans held-for-sale carried under the fair value option. At December 31, 2008 and 2007, mortgage loans held-for-sale also include $37 million and $5 million, respectively, of commercial and residential mortgage loans held-for-sale which are carried at the lower of amortized cost or estimated fair value.

Mortgage and Consumer Loans by Geographic Region and Property Type — The Company diversifies its mortgage loans by both geographic region and property type to reduce risk of concentration. Mortgage loans are collateralized by properties primarily located in the United States. At December 31, 2008, 20%, 7% and 6% of the value of the Company’s mortgage and consumer loans were located in California, Texas and Florida, respectively. Generally, the Company, as the lender, only loans up to 75% of the purchase price of the underlying real estate. As shown in the table above, commercial mortgage loans at December 31, 2008 and 2007 were $36,197 million and $34,824 million, respectively, or 72.9% and 75.1%, respectively, of total mortgage and consumer loans prior to valuation allowances. Net of valuation allowances commercial mortgage loans were $35,965 million and

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

$34,657 million, respectively, at December 31, 2008 and 2007 and there was diversity across geographic regions and property types as shown below at:

	December 31, 2008		December 31, 2007
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$8,837	24.6%	$8,436	24.4%
South Atlantic	8,101	22.5	7,770	22.4
Middle Atlantic	5,931	16.5	5,042	14.5
International	3,414	9.5	3,642	10.5
West South Central	3,070	8.5	2,888	8.3
East North Central	2,591	7.2	2,866	8.3
New England	1,529	4.3	1,464	4.2
Mountain	1,052	2.9	1,002	2.9
West North Central	716	2.0	974	2.8
East South Central	468	1.3	481	1.4
Other	256	0.7	92	0.3

Total	$35,965	100.0%	$34,657	100.0%

Property Type
Office	$15,307	42.6%	$15,216	43.9%
Retail	8,038	22.3	7,334	21.1
Apartments	4,113	11.4	4,368	12.6
Hotel	3,078	8.6	3,258	9.4
Industrial	2,901	8.1	2,622	7.6
Other	2,528	7.0	1,859	5.4

Total	$35,965	100.0%	$34,657	100.0%

Certain of the Company’s real estate joint ventures have mortgage loans with the Company. The carrying values of such mortgages were $372 million and $373 million at December 31, 2008 and 2007, respectively.

Information regarding loan valuation allowances for mortgage and consumer loans held-for-investment is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance at January 1,	$197	$182	$172
Additions	200	76	36
Deductions	(93)	(61)	(26)

Balance at December 31,	$304	$197	$182

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

A portion of the Company’s mortgage and consumer loans held-for-investment was impaired and consisted of the following:

	December 31,
	2008	2007
	(In millions)

Impaired loans with valuation allowances	$259	$622
Impaired loans without valuation allowances	52	44

Subtotal	311	666
Less: Valuation allowances on impaired loans	69	72

Impaired loans	$242	$594

The average investment in impaired loans was $389 million, $453 million and $202 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest income on impaired loans was $10 million, $38 million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The investment in restructured loans was $1 million and $2 million at December 31, 2008 and 2007, respectively. Interest income recognized on restructured loans was $1 million or less for each of the years ended December 31, 2008, 2007 and 2006. Gross interest income that would have been recorded in accordance with the original terms of such loans also amounted to $1 million or less for each of the years ended December 31, 2008, 2007 and 2006.

Mortgage and consumer loans with scheduled payments of 90 days or more past due on which interest is still accruing, had an amortized cost of $2 million and $4 million at December 31, 2008 and 2007, respectively. Mortgage and consumer loans on which interest is no longer accrued had an amortized cost of $11 million and $28 million at December 31, 2008 and 2007, respectively. Mortgage and consumer loans in foreclosure had an amortized cost of $28 million and $12 million at December 31, 2008 and 2007, respectively.

Real Estate Holdings

Real estate holdings consisted of the following:

	December 31,
	2008	2007
	(In millions)

Real estate	$5,441	$5,167
Accumulated depreciation	(1,378)	(1,210)

Net real estate	4,063	3,957
Real estate joint ventures	3,522	2,771

Real estate and real estate joint ventures	7,585	6,728
Real estate held-for sale	1	39

Total real estate holdings	$7,586	$6,767

Related depreciation expense on real estate was $136 million, $130 million and $131 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include less than $1 million, $2 million and $27 million of depreciation expense related to discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.

There were no impairments recognized on real estate held-for-sale for the year ended December 31, 2008 and 2007. Impairment losses recognized on real estate held-for-sale were $8 million for the year ended December 31,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2006. The carrying value of non-income producing real estate was $28 million and $12 million at December 31, 2008 and 2007, respectively. The Company owned real estate acquired in satisfaction of debt was $2 million and $3 million at December 31, 2008 and 2007, respectively.

The Company diversifies its real estate holdings by both geographic region and property type to reduce risk of concentration. The Company’s real estate holdings are primarily located in the United States, and at December 31, 2008, 22%, 13%, 11% and 8% were located in California, Florida, New York and Texas, respectively. Property type diversification is shown in the table below.

Real estate holdings were categorized as follows:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(In millions)

Office	$3,489	46%	$3,480	51%
Apartments	1,602	21	1,148	17
Real estate investment funds	1,080	14	950	14
Industrial	483	7	443	7
Retail	472	6	455	7
Hotel	180	3	60	1
Land	155	2	125	2
Agriculture	24	—	29	—
Other	101	1	77	1

Total real estate holdings	$7,586	100%	$6,767	100%

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $6.0 billion and $6.2 billion at December 31, 2008 and 2007, respectively. Included within other limited partnership interests at December 31, 2008 and 2007 are $1.3 billion and $1.6 billion, respectively, of hedge funds.

For the years ended December 31, 2008, 2007 and 2006, net investment income (loss) from other limited partnership interests was ($170) million, $1,309 million and $945 million, respectively. Net investment income (loss) from other limited partnership interests, including hedge funds, decreased by $1,479 million for the year ended 2008, due to volatility in the equity and credit markets.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets at:

	December 31,
	2008		2007
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$12,306	71.3%	$4,036	50.0%
Leveraged leases, net of non-recourse debt	2,146	12.4	2,059	25.5
Joint venture investments	751	4.4	622	7.7
Tax credit partnerships	503	2.9	—	—
Funding agreements	394	2.3	383	4.7
Mortgage servicing rights	191	1.1	—	—
Funds withheld	62	0.4	80	1.0
Other	895	5.2	896	11.1

Total	$17,248	100.0%	$8,076	100.0%

See Note 4 regarding the freestanding derivatives with positive estimated fair values. Joint venture investments are accounted for on the equity method and represent our investment in insurance underwriting joint ventures in Japan, Chile and China. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits, and are accounted for under the equity method. Funding agreements represent arrangements where the Company has long-term interest bearing amounts on deposit with third parties and are generally stated at amortized cost. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2008	2007
	(In millions)

Rental receivables, net	$1,486	$1,491
Estimated residual values	1,913	1,881

Subtotal	3,399	3,372
Unearned income	(1,253)	(1,313)

Investment in leveraged leases	$2,146	$2,059

The Company’s deferred income tax liability related to leveraged leases was $1.2 billion and $1.0 billion at December 31, 2008 and 2007, respectively. The rental receivables set forth above are generally due in periodic installments. The payment periods range from one to 15 years, but in certain circumstances are as long as 30 years.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The components of net income from investment in leveraged leases are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Income from investment in leveraged leases (included in net investment income)	$116	$68	$55
Less: Income tax expense on leveraged leases	(40)	(24)	(18)

Net income from investment in leveraged leases	$76	$44	$37

Mortgage Servicing Rights

The following table presents the changes in capitalized mortgage servicing rights for the year ended December 31, 2008:

Carrying Value
(In millions)

Fair value on December 31, 2007	$—
Acquisition of mortgage servicing rights	350
Reduction due to loan payments	(10)
Reduction due to sales	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(149)
Other changes in fair value	—

Fair value on December 31, 2008	$191

The Company recognizes the rights to service residential mortgage loans as mortgage servicing rights. MSR’s are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. MSR’s are carried at estimated fair value and changes in estimated fair value, primarily due to changes in valuation inputs and assumptions and to the collection of expected cash flows, are reported in other revenues in the period in which the change occurs. See also Note 24 for further information about the how the estimated fair value of mortgage servicing rights is determined and other related information.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Variable Interest Entities

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at December 31, 2008. Generally, creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company.

	December 31, 2008
	Total Assets	Total Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$2,361	$—
Real estate joint ventures (2)	26	15
Other limited partnership interests (3)	20	3
Other invested assets (4)	10	3

Total	$2,417	$21

(1)	These assets are reflected at estimated fair value, and consist of fixed maturity securities available-for-sale of $2,137 million and cash and cash equivalents of $224 million, of which $60 million is cash held-in-trust. Included within fixed maturity securities available-for-sale are $948 million of U.S. corporate securities, $561 million of residential mortgage-backed securities, $409 million of asset-backed securities, $98 million of commercial mortgage-backed securities, $95 million of foreign corporate securities, $21 million of state and political subdivision securities and $5 million of foreign government securities. See Note 11.

(2)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. The assets consist of $20 million of real estate and real estate joint ventures held-for-investment, $5 million of cash and cash equivalents and $1 million of other assets. The liabilities of $15 million are included within other liabilities.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. The assets of $20 million are included within other limited partnership interests while the liabilities of $3 million are included within other liabilities.

(4)	Other invested assets include tax-credit partnerships and other investments established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. The assets of $10 million are included within other invested assets. The liabilities consist of $2 million of long-term debt and $1 million of other liabilities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at December 31, 2008:

	December 31, 2008
		Maximum
	Carrying	Exposure
	Amount (1)	to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$1,080	$1,080
U.S. Treasury/agency securities	992	992
Real estate joint ventures	32	32
Other limited partnership interests	3,496	4,004
Other invested assets	318	108

Total	$5,918	$6,216

(1)	See Note 1 for further discussion of the Company’s significant accounting policies with regards to the carrying amounts of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale and equity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by amounts guaranteed by third parties.

As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, MetLife did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2008, 2007 and 2006.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

4.	Derivative Financial Instruments

Types of Derivative Financial Instruments

The following table presents the notional amount and current market or estimated fair value of derivative financial instruments, excluding embedded derivatives, held at:

	December 31, 2008			December 31, 2007
		Current Market			Current Market
	Notional	or Fair Value		Notional	or Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$34,060	$4,617	$1,468	$62,410	$784	$768
Interest rate floors	48,517	1,748	—	48,937	621	—
Interest rate caps	24,643	11	—	45,498	50	—
Financial futures	19,908	45	205	12,302	89	57
Foreign currency swaps	19,438	1,953	1,866	21,201	1,480	1,719
Foreign currency forwards	5,167	153	129	4,177	76	16
Options	8,450	3,162	35	6,565	713	1
Financial forwards	28,176	465	169	11,937	122	2
Credit default swaps	5,219	152	69	6,625	58	33
Synthetic GICs	4,260	—	—	3,670	—	—
Other	250	—	101	250	43	—

Total	$198,088	$12,306	$4,042	$223,572	$4,036	$2,596

The following table presents the notional amount of derivative financial instruments by maturity at December 31, 2008:

	Remaining Life
			After Five
		After One Year	Years
	One Year or	Through Five	Through Ten	After Ten
	Less	Years	Years	Years	Total
	(In millions)

Interest rate swaps	$2,295	$12,632	$12,809	$6,324	$34,060
Interest rate floors	15,294	325	32,898	—	48,517
Interest rate caps	590	24,053	—	—	24,643
Financial futures	19,908	—	—	—	19,908
Foreign currency swaps	3,204	7,180	5,981	3,073	19,438
Foreign currency forwards	5,068	99	—	—	5,167
Options	128	2,239	5,419	664	8,450
Financial forwards	16,617	995	8,226	2,338	28,176
Credit default swaps	163	3,340	1,716	—	5,219
Synthetic GICs	4,260	—	—	—	4,260
Other	—	250	—	—	250

Total	$67,527	$51,113	$67,049	$12,399	$198,088

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index options within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Equity index options are included in options in the preceding table.

The Company enters into financial forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. In connection with the acquisition of a residential mortgage origination and servicing business in the third quarter of 2008, the Company acquired, as well as commenced issuing, interest rate lock commitments and financial forwards to sell residential mortgage-backed securities. The Company uses financial forwards to sell securities as economic hedges against the risk of changes in the estimated fair value of mortgage loans held-for-sale and interest rate lock commitments. Interest rate lock commitments are short-term commitments to fund mortgage loan applications in process for a fixed term at a fixed price. During the term of an interest rate lock commitment, the Company is exposed to the risk that interest rates will change from the rate quoted to the potential borrower. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to SFAS 133. Interest rate lock commitments and financial forwards to sell residential mortgage-backed securities are included in financial forwards in the preceding table.

Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. Equity variance swaps are included in financial forwards in the preceding table.

Swap spread locks are used by the Company to hedge invested assets on an economic basis against the risk of changes in credit spreads. Swap spread locks are forward transactions between two parties whose underlying reference index is a forward starting interest rate swap where the Company agrees to pay a coupon based on a predetermined reference swap spread in exchange for receiving a coupon based on a floating rate. The Company has the option to cash settle with the counterparty in lieu of maintaining the swap after the effective date. Swap spread locks are included in financial forwards in the preceding table.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Hedging

The following table presents the notional amount and the estimated fair value of derivatives by type of hedge designation at:

	December 31, 2008			December 31, 2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair value	$10,234	$1,805	$703	$10,006	$650	$99
Cash flow	4,068	463	387	4,717	161	321
Foreign operations	1,834	33	50	1,674	11	114
Non-qualifying	181,952	10,005	2,902	207,175	3,214	2,062

Total	$198,088	$12,306	$4,042	$223,572	$4,036	$2,596

The following table presents the settlement payments recorded in income for the:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Qualifying hedges:
Net investment income	$19	$29	$49
Interest credited to policyholder account balances	105	(34)	(35)
Other expenses	(9)	1	3
Non-qualifying hedges:
Net investment income	1	(5)	—
Net investment gains (losses)	49	278	296
Other revenues	3	—	—

Total	$168	$269	$313

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Changes in the fair value of derivatives	$245	$334	$276
Changes in the fair value of the items hedged	(248)	(326)	(276)

Net ineffectiveness of fair value hedging activities	$(3)	$8	$—

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

For the years ended December 31, 2008, 2007, and 2006, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment losses for the years ended December 31, 2008, 2007 and 2006 related to such discontinued cash flow hedges were $12 million, $3 million and $3 million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments for the years ended December 31, 2008, 2007, and 2006.

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Other comprehensive income (loss) balance at January 1,	$(270)	$(208)	$(142)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	203	(168)	80
Amounts reclassified to net investment gains (losses)	140	96	(158)
Amounts reclassified to net investment income	9	13	15
Amortization of transition adjustment	1	(1)	(1)
Amounts reclassified to other expenses	(1)	(2)	(2)

Other comprehensive income (loss) balance at December 31,	$82	$(270)	$(208)

At December 31, 2008, $47 million of the deferred net loss on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings during the year ending December 31, 2009.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. There was no ineffectiveness recorded for the years ended December 31, 2008, 2007 and 2006.

The Company’s consolidated statement of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006 include gains (losses) of $495 million, ($180) million and ($17) million, respectively, related to foreign currency contracts and non-derivative financial instruments used to hedge its net investments in foreign operations. At December 31, 2008 and 2007, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss) related to these hedges was $126 million and ($369) million, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income (loss) are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

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

The following table presents changes in estimated fair value related to derivatives that do not qualify for hedge accounting:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net investment gains (losses), excluding embedded derivatives	$6,688	$(227)	$(686)
Policyholder benefits and claims (1)	331	7	(33)
Net investment income (loss) (2)	240	31	(40)
Other revenues (3)	146	—	—

Total	$7,405	$(189)	$(759)

(1)	Changes in estimated fair value related to economic hedges of liabilities embedded in certain variable annuity products offered by the Company.

(2)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; ceded reinsurance contracts related to guaranteed minimum accumulation and certain guaranteed minimum income riders; and guaranteed investment contracts with equity or bond indexed crediting rates.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	December 31,
	2008	2007
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$205	$6
Call options in equity securities	(173)	(16)

Net embedded derivatives within asset host contracts	$32	$(10)

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$3,134	$284
Other	(83)	52

Net embedded derivatives within liability host contracts	$3,051	$336

The following table presents changes in the estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net investment gains (losses) (1)	$(2,650)	$(321)	$202
Policyholder benefits and claims	$182	$—	$—

(1)	Effective January 1, 2008, upon adoption of SFAS 157, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the year ended December 31, 2008 are gains of $2,994 million in connection with this adjustment.

Credit Risk

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to credit support annexes.

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 24 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At December 31, 2008 and 2007, the Company was

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

obligated to return cash collateral under its control of $7,758 million and $833 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2008 and 2007, the Company had also accepted collateral consisting of various securities with a fair market value of $1,249 million and $678 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at December 31, 2008, none of the collateral had been sold or repledged.

At December 31, 2008 and 2007, the Company provided securities collateral for various arrangements in connection with derivative instruments of $776 million and $162 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. In addition, the Company has exchange-traded futures, which require the pledging of collateral. At December 31, 2008 and 2007, the Company pledged securities collateral for exchange-traded futures of $282 million and $167 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At December 31, 2008 and 2007, the Company provided cash collateral for exchange-traded futures of $686 million and $102 million, respectively, which is included in premiums and other receivables.

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1,875 million at December 31, 2008. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table below. As a result, the maximum amount of potential future recoveries available to offset the $1,875 million from the table below was $13 million at December 31, 2008.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at December 31, 2008:

	December 31, 2008
		Maximum Amount of
	Fair Value of	Future Payments
	Credit Default	under Credit	Weighted Average
Rating Agency Designation of Referenced Credit Obligations (1)	Swaps	Default Swaps (2)	Years to Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$143	5.0
Credit default swaps referencing indices	(33)	1,372	4.1

Subtotal	(32)	1,515	4.2

Baa
Single name credit default swaps (corporate)	2	110	2.6
Credit default swaps referencing indices	(5)	215	4.1

Subtotal	(3)	325	3.6

Ba
Single name credit default swaps (corporate)	—	25	1.6
Credit default swaps referencing indices	—	—	—

Subtotal	—	25	1.6

B
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	(2)	10	5.0

Subtotal	(2)	10	5.0

Caa and lower
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—
Credit default swaps referencing indices	—	—	—

Subtotal	—	—	—

	$(37)	$1,875	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA is as follows:

	DAC	VOBA	Total
	(In millions)

Balance at January 1, 2006	$12,005	$4,643	$16,648
Capitalizations	2,825	—	2,825

Subtotal	14,830	4,643	19,473

Less: Amortization related to:
Net investment gains (losses)	(160)	(74)	(234)
Other expenses	1,747	391	2,138

Total amortization	1,587	317	1,904

Less: Unrealized investment gains (losses)	79	31	110
Less: Other	(48)	3	(45)

Balance at December 31, 2006	13,212	4,292	17,504
Effect of SOP 05-1 adoption	(205)	(248)	(453)
Capitalizations	3,064	—	3,064
Acquisitions	—	48	48

Subtotal	16,071	4,092	20,163

Less: Amortization related to:
Net investment gains (losses)	(115)	(11)	(126)
Other expenses	1,881	495	2,376

Total amortization	1,766	484	2,250

Less: Unrealized investment gains (losses)	75	63	138
Less: Other	(30)	(5)	(35)

Balance at December 31, 2007	14,260	3,550	17,810
Capitalizations	3,092	—	3,092
Acquisitions	—	(5)	(5)

Subtotal	17,352	3,545	20,897

Less: Amortization related to:
Net investment gains (losses)	489	32	521
Other expenses	2,460	508	2,968

Total amortization	2,949	540	3,489

Less: Unrealized investment gains (losses)	(2,753)	(599)	(3,352)
Less: Other	503	113	616

Balance at December 31, 2008	$16,653	$3,491	$20,144

See Note 2 for a description of acquisitions and dispositions.

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $375 million in 2009, $353 million in 2010, $322 million in 2011, $289 million in 2012, and $250 million in 2013.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Amortization of VOBA and DAC is attributed to both investment gains and losses and other expenses which are the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses provide information regarding the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Institutional:
Group life	$74	$79	$9	$17	$83	$96
Retirement & savings	31	33	1	1	32	34
Non-medical health & other	898	793	—	—	898	793

Subtotal	1,003	905	10	18	1,013	923

Individual:
Traditional life	5,813	4,115	154	46	5,967	4,161
Variable & universal life	3,682	3,241	968	1,087	4,650	4,328
Annuities	3,971	3,724	1,917	1,825	5,888	5,549
Other	—	—	—	—	—	—

Subtotal	13,466	11,080	3,039	2,958	16,505	14,038

International:
Latin America region	432	471	341	423	773	894
European region	303	216	22	35	325	251
Asia Pacific region	1,263	1,391	75	112	1,338	1,503

Subtotal	1,998	2,078	438	570	2,436	2,648

Auto & Home	183	193	—	—	183	193

Corporate & Other	3	4	4	4	7	8

Total	$16,653	$14,260	$3,491	$3,550	$20,144	$17,810

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

6.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill is as follows:

	December 31,
	2008	2007	2006
	(In millions)

Balance at beginning of the period	$4,814	$4,801	$4,701
Acquisitions (1)	256	2	93
Other, net (2)	(62)	11	7

Balance at the end of the period	$5,008	$4,814	$4,801

(1)	See Note 2 for a description of acquisitions and dispositions.

(2)	Consisting principally of foreign currency translation adjustments.

Information regarding goodwill by segment and reporting unit is as follows:

	December 31,
	2008	2007
	(In millions)

Institutional:
Group life	$15	$15
Retirement & savings	887	887
Non-medical health & other	149	76

Subtotal	1,051	978

Individual:
Traditional life	73	73
Variable & universal life	1,174	1,174
Annuities	1,692	1,692
Other	18	18

Subtotal	2,957	2,957

International:
Latin America region	184	104
European region	37	50
Asia Pacific region	152	159

Subtotal	373	313

Auto & Home	157	157

Corporate & Other (1)	470	409

Total	$5,008	$4,814

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $470 million of goodwill within Corporate & Other relates to goodwill acquired as a part of the Travelers acquisition of $405 million, as well as acquisitions by MetLife Bank which resides within Corporate & Other. For purposes of goodwill impairment testing at December 31, 2008 and 2007, the $405 million of Corporate &

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million, (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million) and the Institutional segment was attributed $195 million, (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both December 31, 2008 and 2007.

As described in more detail in Note 1, the Company performed its annual goodwill impairment tests during the third quarter of 2008 based upon data as of June 30, 2008. Such tests indicated that goodwill was not impaired as of September 30, 2008. Current economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, required management of the Company to consider the impact of these events on the recoverability of its assets, in particular its goodwill. Management concluded it was appropriate to perform an interim goodwill impairment test at December 31, 2008. Based upon the tests performed management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at December 31, 2008.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Continued deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

7.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy		Policyholder Account		Other Policyholder
	Benefits		Balances		Funds
	December 31,
	2008	2007	2008	2007	2008	2007
	(In millions)

Institutional
Group life	$3,346	$3,326	$14,044	$13,997	$2,532	$2,364
Retirement & savings	40,320	37,947	60,787	51,585	58	213
Non-medical health & other	11,619	10,617	501	501	609	597
Individual
Traditional life	52,968	52,378	1	1	1,423	1,478
Variable & universal life	1,129	949	15,062	14,583	1,452	1,417
Annuities	3,655	3,055	44,282	37,785	88	76
Other	2	—	2,524	2,398	1	1
International	9,241	9,825	5,654	4,961	1,227	1,296
Auto & Home	3,083	3,273	—	—	43	51
Corporate & Other	5,192	4,646	6,950	4,531	329	345

Total	$130,555	$126,016	$149,805	$130,342	$7,762	$7,838

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding the VODA and VOCRA, which are reported in other assets, is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)
Balance at January 1,	$706	$708	$715
Acquisitions	144	11	—
Amortization	(25)	(16)	(6)
Other	(3)	3	(1)

Balance at December 31,	$822	$706	$708

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $34 million in 2009, $40 million in 2010, $44 million in 2011, $49 million in 2012 and $52 million in 2013. See Note 2 for a description of acquisitions and dispositions.

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)
Balance at January 1,	$677	$578	$414
Capitalization	176	181	194
Amortization	(142)	(82)	(30)

Balance at December 31,	$711	$677	$578

Separate Accounts

Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $96.6 billion and $141.7 billion at December 31, 2008 and 2007, respectively, for which the policyholder assumes all investment risk, and separate accounts with a minimum return or account value for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $24.2 billion and $18.4 billion at December 31, 2008 and 2007, respectively. The latter category consisted primarily of Met Managed GICs and participating close-out contracts. The average interest rate credited on these contracts was 4.40% and 4.73% at December 31, 2008 and 2007, respectively.

Fees charged to the separate accounts by the Company (including mortality charges, policy administration fees and surrender charges) are reflected in the Company’s revenues as universal life and investment-type product policy fees and totaled $3.2 billion, $2.8 billion and $2.4 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s proportional interest in separate accounts is included in the consolidated balance sheets as follows:

	December 31,
	2008	2007
	(In millions)

Fixed maturity securities	$21	$35
Equity securities	$19	$41
Cash and cash equivalents	$3	$5

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For the years ended December 31, 2008, 2007 and 2006, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Guaranteed Interest Contract Program

The Company issues fixed and floating rate obligations under its GIC program which are denominated in either U.S. dollars or foreign currencies. During the years ended December 31, 2008, 2007 and 2006, the Company issued $5.8 billion, $5.2 billion and $5.2 billion, respectively, and repaid $8.3 billion, $4.3 billion and $2.6 billion, respectively, of GICs under this program. At December 31, 2008 and 2007, GICs outstanding, which are included in policyholder account balances, were $21.6 billion and $24.2 billion, respectively. During the years ended December 31, 2008, 2007 and 2006, interest credited on the contracts, which are included in interest credited to policyholder account balances, was $1.0 billion, $1.1 billion and $834 million, respectively.

Obligations Under Funding Agreements

MetLife Insurance Company of Connecticut is a member of the FHLB of Boston and holds $70 million of common stock of the FHLB of Boston at both December 31, 2008 and 2007, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of MICC’s liability for funding agreements with the FHLB of Boston was $526 million and $726 million at December 31, 2008 and 2007, respectively, which is included in policyholder account balances. In addition, at December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances are included in short-term debt. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $1.3 billion and $901 million at December 31, 2008 and 2007, respectively.

Metropolitan Life Insurance Company is a member of the FHLB of NY and holds $830 million and $339 million of common stock of the FHLB of NY at December 31, 2008 and 2007, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including residential mortgage-backed securities to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $15.2 billion and $4.6 billion at December 31, 2008 and 2007, respectively, which is included in policyholder account balances. The advances on these agreements are collateralized by mortgage-backed securities with estimated fair values of $17.8 billion and $4.8 billion at December 31, 2008 and 2007, respectively.

MLIC has issued funding agreements to certain trusts that have issued securities guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the United States. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of the Company’s liability for funding agreements issued to such trusts was $2.5 billion at both December 31, 2008 and 2007, which is included in policyholder account balances. The obligations under these

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

funding agreements are collateralized by designated agricultural real estate mortgage loans with estimated fair values of $2.9 billion at both December 31, 2008 and 2007.

Approximately $3.0 billion of the obligations outstanding at MLIC at December 31, 2008 are subject to a temporary contingent increase in MLIC’s borrowing capacity which is scheduled to expire at December 31, 2009. The Company does not expect to have any difficulties in meeting the contingencies associated with the increased capacity.

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to property and casualty, group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policyholder funds, is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance at January 1,	$7,836	$7,244	$6,977
Less: Reinsurance recoverables	(955)	(937)	(940)

Net balance at January 1,	6,881	6,307	6,037

Incurred related to:
Current year	6,263	5,796	5,064
Prior years	(353)	(325)	(329)

	5,910	5,471	4,735

Paid related to:
Current year	(3,861)	(3,297)	(2,975)
Prior years	(1,712)	(1,600)	(1,490)

	(5,573)	(4,897)	(4,465)

Net balance at December 31,	7,218	6,881	6,307
Add: Reinsurance recoverables	1,042	955	937

Balance at December 31,	$8,260	$7,836	$7,244

During 2008, 2007 and 2006, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased by $353 million, $325 million and $329 million, respectively, due to a reduction in prior year automobile bodily injury and homeowners’ severity, reduced loss adjustment expenses, improved loss ratio for non-medical health claim liabilities and improved claim management.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	December 31,
	2008				2007
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$15,882		N/A		$18,573		N/A
Net amount at risk (2)	$4,384	(3)	N/A		$52	(3)	N/A
Average attained age of contractholders	62 years		N/A		61 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$62,345		$24,328		$87,168		$29,603
Net amount at risk (2)	$18,637	(3)	$11,312	(4)	$2,331	(3)	$441	(4)
Average attained age of contractholders	60 years		61 years		58 years		60 years
Two Tier Annuities
General account value	N/A		$283		N/A		$286
Net amount at risk (2)	N/A		$50	(5)	N/A		$51	(5)
Average attained age of contractholders	N/A		60 years		N/A		60 years

	December 31,
	2008				2007
	Secondary		Paid-Up		Secondary		Paid-Up
	Guarantees		Guarantees		Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$7,825		$4,135		$9,347		$4,302
Net amount at risk (2)	$145,927	(3)	$31,274	(3)	$141,840	(3)	$33,855	(3)
Average attained age of policyholders	50 years		56 years		49 years		55 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

(5)	The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts is as follows:

			Universal and Variable
	Annuity Contracts		Life Contracts
	Guaranteed	Guaranteed		Paid
	Death	Annuitization	Secondary	Up
	Benefits	Benefits	Guarantees	Guarantees	Total
	(In millions)

Balance at January 1, 2006	$41	$29	$15	$39	$124
Incurred guaranteed benefits	18	7	29	1	55
Paid guaranteed benefits	(6)	—	—	—	(6)

Balance at December 31, 2006	53	36	44	40	173
Incurred guaranteed benefits	29	38	53	6	126
Paid guaranteed benefits	(8)	—	—	—	(8)

Balance at December 31, 2007	74	74	97	46	291
Incurred guaranteed benefits	249	329	94	4	676
Paid guaranteed benefits	(80)	—	—	—	(80)

Balance at December 31, 2008	$243	$403	$191	$50	$887

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	December 31,
	2008	2007
	(In millions)

Mutual Fund Groupings
Equity	$39,842	$69,477
Balanced	14,548	15,977
Bond	5,671	6,284
Money Market	2,456	1,775
Specialty	488	870

Total	$63,005	$94,383

8.	Reinsurance

The Company’s Individual segment life insurance operations participate in reinsurance activities in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company has historically reinsured the mortality risk on new individual life insurance policies primarily on an excess of retention basis or a quota share basis. Until 2005, the Company reinsured up to 90% of the mortality risk for all new individual life insurance policies that it wrote through its various franchises. This practice was initiated by the different franchises for different products starting at various points in time between 1992 and 2000. During 2005, the Company changed its retention practices for certain individual life insurance. Amounts reinsured in prior years remain reinsured under the original reinsurance; however, under the new retention guidelines, the Company reinsures up to 90% of the mortality risk in excess of $1 million for most new individual life insurance policies that it writes through its various franchises and for certain individual life policies the retention limits remained unchanged. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the Company’s retention limits. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. In addition, the Company reinsures a significant portion of the mortality risk on its

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

individual universal life policies issued since 1983. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specific characteristics.

The Company’s Individual segment also reinsures a portion of the living and death benefit riders issued in connection with its variable annuities. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on rider fees collected from policyholders and receives reimbursements for benefits paid or accrued in excess of account values, subject to certain limitations. The Company enters into similar agreements for new or in-force business depending on market conditions.

The Institutional segment generally retains most of its risks and does not significantly utilize reinsurance. The Company may, on certain client arrangements, cede particular risks to reinsurers.

The Auto & Home segment purchases reinsurance to control its exposure to large losses (primarily catastrophe losses) and to protect statutory surplus. Auto & Home cedes to reinsurers a portion of losses and cedes premiums based upon the risk and exposure of the policies subject to reinsurance. To control exposure to large property and casualty losses, Auto & Home utilizes property catastrophe, casualty, and property per risk excess of loss agreements.

The Company also reinsures through 100% quota-share reinsurance agreements certain long-term care and workers’ compensation business written by MICC prior to the Company’s acquisition of MICC. These run-off businesses have been included within Corporate & Other since the acquisition of MICC.

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

The Company reinsures its business through a diversified group of reinsurers. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible. Cessions under reinsurance arrangements do not discharge the Company’s obligations as the primary insurer.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated statements of income are presented net of reinsurance ceded. Information regarding the effect of reinsurance is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Premiums:
Direct premiums	$27,058	$24,149	$23,308
Reinsurance assumed	1,466	1,192	928
Reinsurance ceded	(2,610)	(2,371)	(2,184)

Net premiums	$25,914	$22,970	$22,052

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$5,909	$5,686	$5,146
Reinsurance assumed	79	54	20
Reinsurance ceded	(607)	(502)	(455)

Net universal life and investment-type product policy fees	$5,381	$5,238	$4,711

Policyholder benefits and claims:
Direct policyholder benefits and claims	$29,772	$25,507	$24,649
Reinsurance assumed	1,235	804	847
Reinsurance ceded	(3,570)	(2,528)	(2,627)

Net policyholder benefits and claims	$27,437	$23,783	$22,869

Information regarding ceded reinsurance recoverable balances, included in premiums and other receivables is as follows:

	December 31,
	2008	2007
	(In millions)

Future policy benefit recoverables	$8,258	$6,842
Deposit recoverables	2,258	2,616
Claim recoverables	319	271
All other recoverables	232	48

Total	$11,067	$9,777

Reinsurance recoverable balances are stated net of allowances for uncollectible balances, which are immaterial. The Company evaluates the financial strength of the Company’s reinsurers by monitoring their ratings and analyzing their financial statements. The Company also analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. Recoverability of reinsurance recoverable balances are evaluated based on these analyses.

Included in the reinsurance recoverables are, $1.2 billion at both December 31, 2008 and 2007 related to reinsurance of long-term GICs and structured settlement lump sum contracts accounted for as a financing transaction; $3.9 billion and $3.4 billion at December 31, 2008 and 2007, respectively, related to reinsurance recoverable on the run-off of long-term care business originally written by MICC; $1.1 billion and $1.2 billion at December 31, 2008 and 2007, respectively, related to reinsurance recoverable on the run-off of workers compensation business originally written by MICC; and $0.6 billion and $1.1 billion at December 31, 2008

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

and 2007, respectively, related to the reinsurance of investment-type contracts held by small market defined benefit contribution plans.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. At December 31, 2008, the Company has $5,489 million of reinsurance recoverable balances secured by funds held in trust as collateral, $524 million of reinsurance recoverable balances secured by funds withheld accounts and $286 million of reinsurance recoverable balances secured through irrevocable letters of credit issued by various financial institutions.

At December 31, 2008, $7,651 million, or 69%, of the Company’s total reinsurance recoverable balances were due from its five largest reinsurers. Of these reinsurance recoverable balances, $5,194 million were secured by funds held in trust as collateral and $209 million were secured through irrevocable letters of credit issued by various financial institutions.

Reinsurance balances payable, included in other liabilities, were $1,405 million and $571 million at December 31, 2008 and 2007, respectively.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Recent experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized losses, has resulted in a reduction of the policyholder dividend obligation to zero during the year ended December 31, 2008. The reduction of the policyholder dividend obligation to zero and the Company’s decision to revise the expected policyholder dividend scales, which are based upon statutory results, has resulted in reduction to both actual and expected cumulative earnings of the closed block. This change in the timing of the expected cumulative earnings of the closed block combined with a policyholder dividend obligation of zero has resulted in a reduction in the DAC associated with closed block, which resides outside of the closed block, and a corresponding decrease in the Company’s net income of $127 million, net of income tax, for the year ended December 31, 2008. Amortization of the closed block DAC will be based upon actual cumulative earnings rather than expected cumulative earnings of the closed block until such time as the actual cumulative earnings of the closed block exceed the expected cumulative earnings, at which time the policyholder dividend obligation will be reestablished. Actual cumulative earnings less than expected cumulative earnings will result in future reductions to DAC and net income of the Company and increase sensitivity of the Company’s net income to movements in closed block results. See also Note 5 for further information regarding DAC.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	December 31,
	2008	2007
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,520	$43,362
Other policyholder funds	315	323
Policyholder dividends payable	711	709
Policyholder dividend obligation	—	789
Payables for collateral under securities loaned and other transactions	2,852	5,610
Other liabilities	254	290

Total closed block liabilities	47,652	51,083

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $27,947 and $29,631, respectively)	26,205	30,481
Equity securities available-for-sale, at estimated fair value (cost: $280 and $1,555, respectively)	210	1,875
Mortgage loans on real estate	7,243	7,472
Policy loans	4,426	4,290
Real estate and real estate joint ventures held-for-investment	381	297
Short-term investments	52	14
Other invested assets	952	829

Total investments	39,469	45,258
Cash and cash equivalents	262	333
Accrued investment income	484	485
Deferred income tax assets	1,632	640
Premiums and other receivables	98	151

Total assets designated to the closed block	41,945	46,867

Excess of closed block liabilities over assets designated to the closed block	5,707	4,216

Amounts included in accumulated other comprehensive income (loss):
Unrealized investment gains (losses), net of income tax of ($633) and $424, respectively	(1,174)	751
Unrealized gains (losses) on derivative instruments, net of income tax of ($8) and ($19), respectively	(15)	(33)
Allocated $284, net of income tax, to policyholder dividend obligation at December 31, 2007	—	(505)

Total amounts included in accumulated other comprehensive income (loss)	(1,189)	213

Maximum future earnings to be recognized from closed block assets and liabilities	$4,518	$4,429

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the closed block policyholder dividend obligation is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance at January 1,	$789	$1,063	$1,607
Impact on revenues, net of expenses and income tax	—	—	(114)
Change in unrealized investment and derivative gains (losses)	(789)	(274)	(430)

Balance at December 31,	$—	$789	$1,063

Information regarding the closed block revenues and expenses is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues
Premiums	$2,787	$2,870	$2,959
Net investment income and other revenues	2,248	2,350	2,355
Net investment gains (losses)	(84)	28	(130)

Total revenues	4,951	5,248	5,184

Expenses
Policyholder benefits and claims	3,393	3,457	3,474
Policyholder dividends	1,498	1,492	1,479
Change in policyholder dividend obligation	—	—	(114)
Other expenses	217	231	247

Total expenses	5,108	5,180	5,086

Revenues, net of expenses before income tax	(157)	68	98
Income tax	(68)	21	34

Revenues, net of expenses and income tax from continuing operations	(89)	47	64
Revenues, net of expenses and income tax from discontinued operations	—	—	1

Revenues, net of expenses, income taxes and discontinued operations	$(89)	$47	$65

The change in the maximum future earnings of the closed block is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Balance at December 31,	$4,518	$4,429	$4,480
Less:
Cumulative effect of a change in accounting principle, net of income tax	—	(4)	—
Balance at January 1,	4,429	4,480	4,545

Change during year	$89	$(47)	$(65)

MLIC charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

10.	Long-term and Short-term Debt

Long-term and short-term debt outstanding is as follows:

	Interest Rates
		Weighted		December 31,
	Range	Average	Maturity	2008	2007
				(In millions)

Senior notes	5.00%-6.82%	6.04%	2011-2035	$7,660	$7,017
Repurchase agreements	2.54%-5.65%	3.76%	2009-2013	1,062	1,213
Surplus notes	7.63%-7.88%	7.86%	2015-2025	698	697
Fixed rate notes	5.50%-8.02%	8.02%	2010	65	43
Other notes with varying interest rates	3.44%-12.00%	3.65%	2009-2016	134	75
Capital lease obligations				48	55

Total long-term debt				9,667	9,100
Total short-term debt				2,659	667

Total				$12,326	$9,767

The aggregate maturities of long-term debt at December 31, 2008 for the next five years are $528 million in 2009, $352 million in 2010, $850 million in 2011, $597 million in 2012, $600 million in 2013 and $6,740 million thereafter.

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

Long-term debt, credit facilities and letters of credit of the Holding Company and its subsidiaries contain various covenants. The Company has certain administrative, reporting, legal and financial covenants, including one requiring the Company to maintain a specified minimum consolidated net worth. The Company amended certain of its credit facilities, including its $2.85 billion, five-year revolving credit facilities, in December 2008. The Company was in compliance with all covenants at December 31, 2008 and 2007.

Senior Notes

On August 15, 2008, the Holding Company remarketed its existing $1,035 million 4.82% Series A junior subordinated debentures as 6.817% senior debt securities, Series A, due 2018 payable semi-annually. On February 17, 2009, the Holding Company remarketed its existing $1,035 million 4.91% Series B junior subordinated debentures as 7.717% senior debt securities, Series B, due 2019 payable semi-annually. The Series A and Series B junior subordinated debentures were originally issued in 2005 in connection with the common equity units. See Notes 12, 13 and 25.

The Holding Company repaid a $500 million 5.25% senior note which matured in December 2006.

Repurchase Agreements with the Federal Home Loan Bank of New York

MetLife Bank, National Association (“MetLife Bank”) is a member of the FHLB of NY and holds $89 million and $64 million of common stock of the FHLB of NY at December 31, 2008 and 2007, respectively, which is

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements with the FHLB of NY was $1.8 billion and $1.2 billion at December 31, 2008 and 2007, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the years ended December 31, 2008, 2007 and 2006, MetLife Bank received advances related to long-term borrowings totaling $220 million, $390 million and $260 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $371 million, $175 million and $117 million related to long-term borrowings for the years ended December 31, 2008, 2007 and 2006, respectively. The advances on these repurchase agreements related to both long-term and short-term debt are collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $3.1 billion and $1.3 billion at December 31, 2008 and 2007, respectively.

Collateralized Borrowing from the Federal Reserve Bank of New York

MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility (“TAF”). In order to utilize these facilities, since September 2008 MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. Starting in October 2008, MetLife Bank has participated in periodic TAF auctions, which have a maximum maturity of 84 days. At December 31, 2008, MetLife Bank’s liability for advances from the Federal Reserve Bank of New York was $950 million, which is included in short-term debt. The estimated fair value of loan and investment security collateral pledged by MetLife Bank to the Federal Reserve Bank of New York at December 31, 2008 was $1.6 billion. For the year ended December 31, 2008, the weighted average interest rate on the TAF advances was 0.8% and the average daily balance was $145 million. TAF advances were outstanding for an average of 41 days during the year ended December 31, 2008.

Short-term Debt

Short-term debt was $2,659 million and $667 million at December 31, 2008 and 2007, respectively. At December 31, 2008, short-term debt consisted of $714 million of commercial paper, $950 million related to the aforementioned collateralized borrowing from the Federal Reserve Bank of New York, $695 million related to MetLife Bank’s liability under the aforementioned repurchase agreements with the FHLB of NY with original maturities of less than one year and $300 million related to MICC’s liability for borrowings from the FHLB of Boston with original maturities of less than one year. Short-term debt at December 31, 2007 consisted entirely of commercial paper. During the years ended December 31, 2008, 2007 and 2006, the weighted average interest rate on short-term debt was 2.4%, 5.0% and 5.2%, respectively. During the years ended December 31, 2008, 2007 and 2006, the average daily balance of short-term debt was $1.3 billion, $1.6 billion and $1.9 billion, respectively and short-term debt was outstanding for an average of 25 days, 30 days and 39 days, respectively.

Interest Expense

Interest expense related to the Company’s indebtedness included in other expenses was $554 million, $600 million and $642 million for the years ended December 31, 2008, 2007 and 2006, respectively, and does

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

not include interest expense on collateral financing arrangements, junior subordinated debt securities, common equity units or shares subject to mandatory redemption. See Notes 11, 12, 13 and 14.

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.2 billion at December 31, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements as specified below. The facilities can be used for general corporate purposes and, at December 31, 2008, $2.9 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. These agreements contain various administrative, reporting, legal and financial covenants, including one requiring the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these credit facilities were $17 million, of which $11 million related to deferred amendment fees, for the year ended December 31, 2008. Information on these credit facilities at December 31, 2008 is as follows:

				Letter of
				Credit		Unused
Borrower(s)	Expiration		Capacity	Issuances	Drawdowns	Commitments
			(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012	(1)	$2,850	$2,313	$—	$537
MetLife Bank, N.A	July 2009	(2)	300	—	100	200

Total			$3,150	$2,313	$100	$737

(1)	In December 2008, the Holding Company and MetLife Funding, Inc. entered into an amended and restated $2.85 billion credit agreement with various financial institutions. The agreement amended and restated the $3.0 billion credit agreement entered into in June 2007. Proceeds are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015. Fees for this agreement include a 0.25% facility fee, 0.075% fronting fee, a letter of credit fee between 1% and 5% based on certain market rates and a 0.05% utilization fee, as applicable, and may vary based on MetLife, Inc.’s senior unsecured ratings. The Holding Company and MetLife Funding, Inc. incurred amendment costs of $11 million related to the $2,850 million amended and restated credit agreement, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement. The Holding Company did not have any deferred financing costs associated with the original June 2007 credit agreement.

(2)	In July 2008, the facility was increased by $100 million and its maturity extended for one year to July 2009. Fees for this agreement include a commitment fee of $10,000 and a margin of Federal Funds plus 0.11%, as applicable.

Committed Facilities.  The Company maintains committed facilities aggregating $11.5 billion at December 31, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements as specified below. The facilities are used for collateral for certain of the Company’s reinsurance reserves. These facilities contain various administrative, reporting, legal and financial covenants, including one requiring the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Total fees associated with these committed facilities were $35 million, of which $13 million related to deferred amendment fees, for the year ended December 31, 2008. Information on committed facilities at December 31, 2008 is as follows:

					Letter of
					Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration		Capacity	Drawdowns	Issuances	Commitments	(Years)
			(In millions)

MetLife, Inc.	August 2009	(1)	$500	$—	$500	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016	(3)	500	—	490	10	7
Exeter Reassurance Company Ltd.	December 2027	(2), (4)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	(5)	3,500	2,692	—	808	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037	(2), (6)	2,896	—	1,359	1,537	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038	(2), (7)	3,500	—	1,500	2,000	29

Total			$11,546	$2,692	$4,259	$4,595

(1)	In December 2008, the Holding Company entered into an amended and restated one year $500 million letter of credit facility (dated as of August 2008 and amended and restated at December 31, 2008) with an unaffiliated financial institution. Exeter Reassurance Company, Ltd. (“Exeter”) is a co-applicant under this letter of credit facility. This letter of credit facility matures in August 2009, except that letters of credit outstanding upon termination may remain outstanding until August 2010. Fees for this agreement include a margin of 2.25% and a utilization fee of 0.05%, as applicable. The Holding Company incurred amendment costs of $1.3 million related to the $500 million amended and restated letter of credit facility, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement.

(2)	The Holding Company is a guarantor under this agreement.

(3)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(4)	In December 2008, Exeter, as borrower, and the Holding Company, as guarantor, entered into an amendment of an existing credit agreement with an unaffiliated financial institution. Issuances under this facility are set to expire in December 2027. Exeter incurred amendment costs of $1.6 million related to the amendment of the existing credit agreement, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement.

(5)	In May 2007, MetLife Reinsurance Company of South Carolina (“MRSC”), a wholly-owned subsidiary of the Company, terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various financial institutions on April 25, 2005. In its place, the Company entered into a 30-year collateral financing arrangement as described in Note 11, which may be extended by agreement of the Company and the financial institution on each anniversary of the closing of the facility for an additional one-year period. At December 31, 2008, $2.7 billion had been drawn upon under the collateral financing arrangement.

(6)	In December 2007, Exeter Reassurance Company Ltd. terminated four letters of credit, with expirations from March 2025 through December 2026, which were issued under a letter of credit facility with an unaffiliated financial institution in an aggregate amount of $1.7 billion. The letters of credit had served as collateral for Exeter’s obligations under a reinsurance agreement that was recaptured by MLI-USA in December 2007. MLI-USA immediately thereafter entered into a new reinsurance agreement with MetLife Reinsurance Company of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Vermont (“MRV”). To collateralize its reinsurance obligations, MRV and the Holding Company entered into a 30-year, $2.9 billion letter of credit facility with an unaffiliated financial institution.

(7)	In September 2008, MRV and the Holding Company entered into a 30-year, $3.5 billion letter of credit facility with an unaffiliated financial institution. These letters of credit serve as collateral for MRV’s obligations under a reinsurance agreement.

Letters of Credit.  At December 31, 2008, the Company had outstanding $6.6 billion in letters of credit from various financial institutions of which $4.3 billion and $2.3 billion, were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

11.	Collateral Financing Arrangements

Associated with the Closed Block

In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of 3-month LIBOR plus 0.55%, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval. At both December 31, 2008 and 2007, surplus notes outstanding were $2.5 billion.

Simultaneous with the issuance of the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus notes. In addition, the Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement. During the year ended December 31, 2008, the Holding Company paid $800 million to the unaffiliated financial institution related to a decline in the estimated fair value of the surplus notes. This payment reduced the amount under the agreement on which the Holding Company’s interest payment is due but did not reduce the outstanding amount of the surplus notes. In addition, the Holding Company had pledged collateral of $230 million to the unaffiliated financial institution at December 31, 2008. No collateral had been pledged at December 31, 2007.

A majority of the proceeds from the offering of the surplus notes were placed in trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities.

During 2007 and 2008 the Company deposited $2.0 billion and $314 million, respectively, into the trust, from the proceeds of surplus notes issued in 2007. At December 31, 2008 and 2007, the estimated fair value of assets held in trust by the Company was $2.1 billion and $2.0 billion, respectively. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheet, with the related income included within net investment income in the Company’s consolidated income statement. Interest on the collateral financing arrangement is included as a component of other expenses.

Total interest expense was $117 million and $5 million for the years ended December 31, 2008 and 2007, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Associated with Secondary Guarantees

In May 2007, the Holding Company and MetLife Reinsurance Company of South Carolina, a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At December 31, 2008 and 2007, $2.7 billion and $2.4 billion, respectively, had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing.

Proceeds from the collateral financing arrangement were placed in trust to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trust is a VIE which is consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trust.

In connection with the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the estimated fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. For the year ended December 31, 2008, the Holding Company paid $320 million to the unaffiliated financial institution as a result of the decline in the estimated fair value of the assets in the trust. All of the $320 million was deposited into the trust. In January 2009, the Holding Company paid an additional $360 million to the unaffiliated financial institution as a result of the continued decline in the estimated fair value of the assets in trust which was also deposited into the trust.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2008, the Holding Company had pledged $86 million under the agreement. No collateral had been pledged under the agreement at December 31, 2007.

At December 31, 2008 and 2007, the Company held assets in trust with a estimated fair value of $2.4 billion and $2.3 billion, respectively, associated with this transaction. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheet, with the related income included within net investment income in the Company’s consolidated income statement. Interest on the collateral financing arrangement is included as a component of other expenses.

Transaction costs associated with the collateral financing arrangement of $5 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance of the collateral financing arrangement to its expiration. Total interest expense was $107 million and $84 million for the years ended December 31, 2008 and 2007, respectively.

12.	Junior Subordinated Debentures

Junior Subordinated Debentures Underlying Common Equity Units

In June 2005, the Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debentures due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $64 million in trust common securities of MetLife Capital Trust II (“Series A Trust”) and MetLife Capital Trust III (“Series B Trust and together with the Series A Trust, the “Capital Trusts”), both subsidiary trusts of MetLife, Inc., and $2,070 million in aggregate cash proceeds from the sale by the subsidiary trusts of trust preferred securities, constituting part of the common equity units more fully described in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Note 13. The subsidiary trusts each issued $1,035 million of trust preferred securities and $32 million of trust common securities. The trust common securities were issued to the Holding Company.

On August 6, 2008, the Series A Trust was dissolved and $32 million of the Series A junior subordinated debentures were returned to the Holding Company concurrently with the cancellation of the $32 million of trust common securities of the Series A Trust held by MetLife, Inc. Upon dissolution of the Series A Trust, the remaining $1,035 million of Series A junior subordinated debentures were distributed to the holders of the trust preferred securities and such trust preferred securities were cancelled. In connection with the remarketing transaction on August 15, 2008, the remaining $1,035 million MetLife, Inc. Series A junior subordinated debentures were modified, as permitted by their terms, to be 6.817% senior debt securities Series A, due August 15, 2018. The Company did not receive any proceeds from the remarketing. See also Notes 10 and 13.

On February 5, 2009, the Series B Trust was dissolved and $32 million of the Series B junior subordinated debentures were returned to the Holding Company concurrently with the cancellation of the $32 million of trust common securities of the Series B Trust held by MetLife, Inc. Upon dissolution of the Series B Trust, the remaining $1,035 million of Series B junior subordinated debentures were distributed to the holders of the trust preferred securities and such trust preferred securities were cancelled. In connection with the remarketing transaction on February 17, 2009, the remaining $1,035 million MetLife, Inc. Series B junior subordinated debentures were modified, as permitted by their terms, to be 7.717% senior debt securities Series B, due February 15, 2019. The Company did not receive any proceeds from the remarketing. See also Notes 10, 13 and 25.

Interest expense on the junior subordinated debentures underlying the common equity units was $84 million, $104 million and $104 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Junior Subordinated Debentures Issued by the Holding Company

In April 2008, MetLife Capital Trust X, a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “2008 Trust Securities”) with a face amount of $750 million. The 2008 Trust Securities will be exchanged into a like amount of the Holding Company’s junior subordinated debentures on April 8, 2038, the scheduled redemption date, mandatorily under certain circumstances, and at any time upon the Holding Company exercising its option to redeem the securities. The 2008 Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is April 8, 2068. The Holding Company may cause the redemption of the 2008 Trust Securities or debentures (i) in whole or in part, at any time on or after April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to April 8, 2033 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the 2008 Trust Securities or debentures is payable semi-annually at a fixed rate of 9.25% up to, but not including, April 8, 2038, the scheduled redemption date. In the event the 2008 Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 5.540%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the 2008 Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the 2008 Trust Securities, the Holding Company entered into a replacement capital covenant (“RCC”). As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before April 8, 2058, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2038 and under

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of the 2008 Trust Securities of $8 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the 2008 Trust Securities until their scheduled redemption. Interest expense on the 2008 Trust Securities was $51 million for the year ended December 31, 2008.

In December 2007, MetLife Capital Trust IV, a VIE consolidated by the Company, issued exchangeable surplus trust securities (the “2007 Trust Securities”) with a face amount of $700 million and a discount of $6 million ($694 million). The 2007 Trust Securities will be exchanged into a like amount of Holding Company junior subordinated debentures on December 15, 2037, the scheduled redemption date; mandatorily under certain circumstances; and at any time upon the Holding Company exercising its option to redeem the securities. The 2007 Trust Securities will be exchanged for junior subordinated debentures prior to repayment. The final maturity of the debentures is December 15, 2067. The Holding Company may cause the redemption of the 2007 Trust Securities or debentures (i) in whole or in part, at any time on or after December 15, 2032 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2032 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest on the 2007 Trust Securities or debentures is payable semi-annually at a fixed rate of 7.875% up to, but not including, December 15, 2037, the scheduled redemption date. In the event the 2007 Trust Securities or debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 3.96%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the 2007 Trust Securities or debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the 2007 Trust Securities, the Holding Company entered into a RCC. As a part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2057, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2037 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of the 2007 Trust Securities of $10 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the 2007 Trust Securities until their scheduled redemption. Interest expense on the 2007 Trust Securities was $55 million and $3 million, for the years ended December 31, 2008 and 2007, respectively.

In December 2006, the Holding Company issued junior subordinated debentures with a face amount of $1.25 billion. The debentures are scheduled for redemption on December 15, 2036; the final maturity of the debentures is December 15, 2066. The Holding Company may redeem the debentures (i) in whole or in part, at any time on or after December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior to December 15, 2031 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price. Interest is payable semi-annually at a fixed rate of 6.40% up to, but not including, December 15, 2036, the scheduled redemption date. In the event the debentures are not redeemed on or before the scheduled redemption date, interest will accrue at an annual rate of 3-month LIBOR plus a margin equal to 2.205%, payable quarterly in arrears. The Holding Company has the right to, and in certain circumstances the requirement to, defer interest payments on the debentures for a period up to ten years. Interest compounds during such periods of deferral. If interest is deferred for more than five consecutive years, the Holding Company may be required to use proceeds from the sale of its

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

common stock or warrants on common stock to satisfy its obligation. In connection with the issuance of the debentures, the Holding Company entered into a replacement capital covenant. As part of the RCC, the Holding Company agreed that it will not repay, redeem, or purchase the debentures on or before December 15, 2056, unless, subject to certain limitations, it has received proceeds from the sale of specified capital securities. The RCC will terminate upon the occurrence of certain events, including an acceleration of the debentures due to the occurrence of an event of default. The RCC is not intended for the benefit of holders of the debentures and may not be enforced by them. The RCC is for the benefit of holders of one or more other designated series of its indebtedness (which will initially be its 5.70% senior notes due June 15, 2035). The Holding Company also entered into a replacement capital obligation which will commence in 2036 and under which the Holding Company must use reasonable commercial efforts to raise replacement capital through the issuance of certain qualifying capital securities. Issuance costs associated with the offering of the debentures of $13 million have been capitalized, are included in other assets, and are amortized using the effective interest method over the period from the issuance date of the debentures until their scheduled redemption. Interest expense on the debentures was $80 million, $80 million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

13.	Common Equity Units

In connection with financing the acquisition of Travelers on July 1, 2005, which is described in Note 2, the Holding Company distributed and sold 82.8 million 6.375% common equity units for $2,070 million in proceeds in a registered public offering on June 21, 2005. As described below, the common equity units consisted of interests in trust preferred securities issued by MetLife Capital Trusts II and III, and stock purchase contracts issued by the Holding Company. The only assets of MetLife Capital Trusts II and III were junior subordinated debentures issued by the Holding Company. As described in Note 12 and in the “Remarketing of Junior Subordinated Debentures and Settlement of Stock Purchase Contracts” section which follows, the common equity units ceased to exist upon the closing of the remarketing of the underlying debt instruments and the settlement of the stock purchase contracts in August 2008 and February 2009.

Common Equity Units

Each common equity unit had an initial stated amount of $25 per unit and consisted of: (i) a 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series A trust preferred security of MetLife Capital Trust II (“Series A Trust”), with an initial liquidation amount of $1,000; (ii) a 1/80 or 1.25% ($12.50), undivided beneficial ownership interest in a series B trust preferred security of MetLife Capital Trust III (“Series B Trust” and, together with the Series A Trust, the “Capital Trusts”), with an initial liquidation amount of $1,000; and (iii) a stock purchase contract under which the holder of the common equity unit agreed to purchase, and the Holding Company agreed to sell, on each of the initial stock purchase date and the subsequent stock purchase date, a variable number of shares of the Holding Company’s common stock, par value $0.01 per share, for a purchase price of $12.50. After the closing of the first remarketing in August 2008, each common equity unit had a stated value of $12.50, rather than the initial stated amount of $25 per unit, and no longer included any ownership interest in the Series A Trust.

Junior Subordinated Debentures Issued to Support Trust Common and Preferred Securities

The Holding Company issued $1,067 million 4.82% Series A and $1,067 million 4.91% Series B junior subordinated debentures due no later than February 15, 2039 and February 15, 2040, respectively, for a total of $2,134 million, in exchange for $2,070 million in aggregate proceeds from the sale of the trust preferred securities by the Capital Trusts and $64 million in trust common securities issued equally by the Capital Trusts. The common and preferred securities of the Capital Trusts, totaling $2,134 million, represented undivided beneficial ownership interests in the assets of the Capital Trusts, had no stated maturity and were required to be redeemed upon maturity of the corresponding series of junior subordinated debentures — the sole assets of the respective Capital Trusts. The Series A Trust and Series B Trust made quarterly distributions on the common and preferred securities when due at

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

an annual rate of 4.82% and 4.91%, respectively, until they were dissolved in August 2008 and February 2009, respectively.

The trust common securities, which were held by the Holding Company, represented a 3% interest in the Capital Trusts and were reflected as fixed maturity securities in the consolidated balance sheet of MetLife, Inc. The Capital Trusts were VIEs in accordance with FIN 46(r), and the Company did not consolidate its interest in MetLife Capital Trusts II and III as it was not the primary beneficiary of either of the Capital Trusts.

As described in Note 12, upon dissolution of MetLife Capital Trusts II and III, $64 million of the junior subordinated debentures were returned to the Holding Company concurrently with the cancellation the $64 million of trust common securities of MetLife Capital Trust II and III held by the Holding Company and the remaining $2,070 million of junior subordinated debentures were distributed to the holders of the trust preferred securities and such trust preferred securities were cancelled.

The Holding Company directly guaranteed the repayment of the trust preferred securities to the holders thereof to the extent that there were funds available in the Capital Trusts. The guarantee remained in place until the full redemption of the trust preferred securities. The trust preferred securities held by the common equity unit holders were pledged to the Holding Company to collateralize the obligation of the common equity unit holders under the related stock purchase contracts. The common equity unit holders were permitted to substitute certain zero coupon treasury securities in place of the trust preferred securities, or the junior subordinated debentures subsequent to the dissolution of the Capital Trusts, as collateral under the stock purchase contract.

The trust preferred securities, or the junior subordinated debentures subsequent to the dissolution of the Capital Trusts, had remarketing dates which corresponded with the initial and subsequent stock purchase dates to provide the holders of the common equity units with proceeds to settle the stock purchase contracts. The initial stock purchase date was August 15, 2008, but could have been deferred for quarterly periods until February 15, 2009 and the subsequent stock purchase date was February 15, 2009 but could have been deferred for quarterly periods until February 15, 2010. At the respective remarketing dates, the remarketing agent had the ability to reset the interest rate on the remarketed securities to generate sufficient remarketing proceeds to satisfy the common equity unit holder’s obligation under the stock purchase contract, subject to a reset cap for each of the first two attempted remarketings of each series , which reset cap was waived by the Holding Company in connection with the remarketing of the Series B debentures in February 2009. The interest rate on the supporting junior subordinated debentures issued by the Holding Company would have been reset at a commensurate rate. If the initial remarketing had been unsuccessful, the remarketing agent would have attempted to remarket the trust preferred securities or junior subordinated debentures, as necessary, in subsequent quarters through February 15, 2009 for the Series A trust preferred securities or junior subordinated debentures and through February 15, 2010 for the Series B trust preferred securities or junior subordinated debentures. The final attempt at remarketing would not have been subject to the reset cap. If all remarketing attempts were unsuccessful, the Holding Company had the right, as a secured party, to apply the liquidation amount on the trust preferred securities to the common equity unit holders’ obligation under the stock purchase contract and to deliver to the common equity unit holder a junior subordinated debt security payable on August 15, 2010 at an annual rate of 4.82% and 4.91% on the Series A and Series B trust preferred securities or junior subordinated debentures, respectively, in payment of any accrued and unpaid distributions.

Stock Purchase Contracts

Each stock purchase contract required the holder of the common equity unit to purchase, and the Holding Company to sell, for $12.50, on each of the initial stock purchase date and the subsequent stock purchase date, a number of newly issued or treasury shares of the Holding Company’s common stock, par value $0.01 per share, equal to the applicable settlement rate. The settlement rate at the respective stock purchase date was calculated based on the closing price of the common stock during a specified 20-day period immediately preceding the applicable stock purchase date. If the market value of the Holding Company’s common stock was less than the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

threshold appreciation price of $53.10 but greater than $43.35, the reference price, the settlement rate, as adjusted for dividends in accordance with the terms of the stock purchase contracts, was an amount of the Holding Company’s common stock equal to the stated amount of $12.50 divided by the market value. If the market value was less than or equal to the reference price, the settlement rate, as adjusted for dividends in accordance with the terms of the stock purchase contracts, was 0.28835 shares of the Holding Company’s common stock. If the market value was greater than or equal to the threshold appreciation price, the settlement rate, as adjusted for dividends in accordance with the terms of the stock purchase contracts, was 0.23540 shares of the Holding Company’s common stock. Accordingly, upon settlement in the aggregate, the Holding Company received proceeds of $2,070 million and issued between 39.0 million and 47.8 million shares of its common stock. The stock purchase contract could have been exercised at the option of the holder at any time prior to the settlement date. However, upon early settlement, the holder would have received the minimum settlement rate. The Holding Company delivered 44,587,703 shares of its common stock in settlement of the stock purchase contracts.

The stock purchase contracts further required the Holding Company to pay the holder of the common equity unit quarterly contract payments on the stock purchase contracts at the annual rate of 1.510% on the stated amount of $25 per stock purchase contract until the initial stock purchase date and at the annual rate of 1.465% on the remaining stated amount of $12.50 per stock purchase contract thereafter.

The quarterly distributions on the Series A and Series B trust preferred securities of 4.82% and 4.91%, respectively, combined with the contract payments on the stock purchase contract of 1.510%, (1.465% after the initial stock purchase date) resulted in the 6.375% yield on the common equity units.

If the Holding Company had exercised its right to defer any of the contract payments on the stock purchase contract, then it would have accrued additional amounts on the deferred amounts at the annual rate of 6.375% until paid, to the extent permitted by law.

The value of the stock purchase contracts at issuance, $96.6 million, was calculated as the present value of the future contract payments due under the stock purchase contract of 1.510% through the initial stock purchase date, and 1.465% up to the subsequent stock purchase date, discounted at the interest rate on the supporting junior subordinated debentures issued by the Holding Company, 4.82% or 4.91% on the Series A and Series B trust preferred securities, respectively. The value of the stock purchase contracts was recorded in other liabilities with an offsetting decrease in additional paid-in capital. The other liability balance related to the stock purchase contracts accrued interest at the discount rate of 4.82% or 4.91%, as applicable, with an offsetting increase to interest expense. As the contract payments were made under the stock purchase contracts they reduced the other liability balance. During the years ended December 31, 2008, 2007 and 2006, the Holding Company increased the other liability balance for the accretion of the discount on the contract payment of $2 million, $2 million and $3 million, respectively and made contract payments of $26 million, $31 million and $31 million, respectively.

Issuance Costs

In connection with the offering of common equity units, the Holding Company incurred $55.3 million of issuance costs of which $5.8 million related to the issuance of the junior subordinated debentures underlying common equity units which funded the Series A and Series B trust preferred securities and $49.5 million related to the expected issuance of the common stock under the stock purchase contracts. The $5.8 million in debt issuance costs were capitalized, included in other assets, and amortized using the effective interest method over the period from issuance date of the common equity units to the initial and subsequent stock purchase date. The remaining $49.5 million of costs related to the common stock issuance under the stock purchase contracts and were recorded as a reduction of additional paid-in capital.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Earnings Per Common Share

The stock purchase contracts are reflected in diluted earnings per common share using the treasury stock method. The stock purchase contracts were included in diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 as shown in Note 20.

Remarketing of Junior Subordinated Debentures and Settlement of Stock Purchase Contracts

On August 15, 2008, the Holding Company closed the successful remarketing of the Series A portion of the junior subordinated debentures underlying the common equity units. The Series A junior subordinated debentures were modified as permitted by their terms to be 6.817% senior debt securities Series A, due August 15, 2018. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt. The initial settlement of the stock purchase contracts occurred on August 15, 2008, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 20,244,549 shares of its common stock held in treasury at a value of $1,064 million to settle the stock purchase contracts.

On February 17, 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debentures underlying the common equity units. The Series B junior subordinated debentures were modified as permitted by their terms to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt. The subsequent settlement of the stock purchase contracts occurred on February 17, 2009, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock at a value of $1,035 million to settle the stock purchase contracts. See also Notes 10, 12, 18 and 25.

14.	Shares Subject to Mandatory Redemption and Company-Obligated Mandatorily Redeemable Securities of Subsidiary Trusts

GenAmerica Capital I.  In June 1997, GenAmerica Corporation (“GenAmerica”) issued $125 million of 8.525% capital securities through a wholly-owned subsidiary trust, GenAmerica Capital I. In October 2007, GenAmerica redeemed these securities which were due to mature on June 30, 2027. As a result of this redemption, the Company recognized additional interest expense of $10 million. Interest expense on these instruments is included in other expenses and was $20 million and $11 million for the years ended December 31, 2007 and 2006, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

15.	Income Tax

The provision for income tax from continuing operations is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Current:
Federal	$216	$424	$615
State and local	10	15	39
Foreign	372	200	144

Subtotal	598	639	798

Deferred:
Federal	1,078	1,015	164
State and local	(6)	31	2
Foreign	(90)	(25)	52

Subtotal	982	1,021	218

Provision for income tax	$1,580	$1,660	$1,016

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Tax provision at U.S. statutory rate	$1,781	$2,017	$1,374
Tax effect of:
Tax-exempt investment income	(254)	(296)	(296)
State and local income tax	2	39	23
Prior year tax	53	70	(10)
Foreign tax rate differential and change in valuation allowance	5	(116)	(55)
Other, net	(7)	(54)	(20)

Provision for income tax	$1,580	$1,660	$1,016

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

	December 31,
	2008	2007
	(In millions)

Deferred income tax assets:
Policyholder liabilities and receivables	$5,553	$4,092
Net operating loss carryforwards	741	595
Employee benefits	657	134
Capital loss carryforwards	273	158
Tax credit carryforwards	348	20
Net unrealized investment losses	6,590	—
Litigation-related and government mandated	284	113
Other	242	395

	14,688	5,507
Less: Valuation allowance	272	127

	14,416	5,380

Deferred income tax liabilities:
Investments, including derivatives	5,299	2,135
Intangibles	156	32
DAC	3,939	4,177
Net unrealized investment gains	—	423
Other	95	115

	9,489	6,882

Net deferred income tax asset/(liability)	$4,927	$(1,502)

Domestic net operating loss carryforwards amount to $1,588 million at December 31, 2008 and will expire beginning in 2020. Foreign net operating loss carryforwards amount to $693 million at December 31, 2008 and were generated in various foreign countries with expiration periods of five years to indefinite expiration. Capital loss carryforwards amount to $781 million at December 31, 2008 and will expire beginning in 2010. Tax credit carryforwards amount to $348 million at December 31, 2008.

The Company has recorded a valuation allowance related to tax benefits of certain foreign net operating loss carryforwards and certain foreign unrealized losses. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating loss carryforwards and certain foreign unrealized losses will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2008, the Company recorded an increase to the deferred tax valuation allowance of $145 million, of which $63 million related to certain foreign net operating loss carryforwards and $82 million related to certain foreign unrealized losses.

The Company has not established a valuation allowance against the deferred tax asset of $6,590 million recognized in connection with unrealized losses at December 31, 2008, other than the $82 million of valuation allowance recognized in connection with certain foreign unrealized losses. A valuation allowance was not considered necessary based upon the Company’s intent and ability to hold such securities until their recovery

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

or maturity and the existence of tax-planning strategies that include sources of future taxable income against which such losses could be offset.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2000. In 2005, the IRS commenced an examination of the Company’s U.S. income tax returns for 2000 through 2002 that is anticipated to be completed in 2009.

As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized a $35 million increase in the liability for unrecognized tax benefits and a $9 million decrease in the interest liability for unrecognized tax benefits, as well as a $17 million increase in the liability for unrecognized tax benefits and a $5 million increase in the interest liability for unrecognized tax benefits which are included in liabilities of subsidiaries held-for-sale. The corresponding reduction to the January 1, 2007 balance of retained earnings was $37 million, net of $11 million of minority interest included in liabilities of subsidiaries held-for-sale. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $932 million. The Company reclassified, at adoption, $602 million of current income tax payables to the liability for unrecognized tax benefits included within other liabilities. The Company also reclassified, at adoption, $295 million of deferred income tax liabilities, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility, to the liability for unrecognized tax benefits. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate, if recognized, was $654 million. The Company also had $210 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

At December 31, 2007, the Company’s total amount of unrecognized tax benefits was $840 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $565 million. The total amount of unrecognized tax benefits decreased by $92 million from the date of adoption primarily due to settlements reached with the IRS with respect to certain significant issues involving demutualization, post-sale purchase price adjustments and reinsurance offset by additions for tax positions of the current year. As a result of the settlements, items within the liability for unrecognized tax benefits, in the amount of $177 million, were reclassified to current and deferred income taxes, as applicable, and a payment of $156 million was made in December of 2007, with $6 million to be paid in 2009 and the remaining $15 million to be paid in future years.

At December 31, 2008, the Company’s total amount of unrecognized tax benefits was $766 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $567 million. The total amount of unrecognized tax benefits decreased by $74 million from December 31, 2007 primarily due to settlements reached with the IRS with respect to certain significant issues involving demutualization, leasing and tax credits offset by additions for tax positions of the current year. As a result of the settlements, items within the liability for unrecognized tax benefits, in the amount of $153 million, were reclassified to current and deferred income taxes, as applicable. Of the $153 million reclassified to current and deferred income taxes, $20 million was paid in 2008 and $133 million will be paid in 2009.

The Company’s liability for unrecognized tax benefits will change in the next 12 months pending the outcome of remaining issues associated with the current IRS audit including tax-exempt income and tax credits. Management is working to resolve the remaining audit items directly with IRS auditors, as well as through available accelerated IRS resolution programs and may protest any unresolved issues through the IRS appeals process and, possibly, litigation, the timing and extent of which is uncertain. At this time, a reasonable estimate of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

the range of a payment or change in the liability is between $40 million and $50 million; however, the Company continues to believe that the ultimate resolution of the issues will not result in a material effect on its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and December 31, 2007, is as follows:

	December 31,
	2008	2007
	(In millions)

Balance as of beginning of the period	$840	$932
Additions for tax positions of prior years	11	73
Reductions for tax positions of prior years	(51)	(53)
Additions for tax positions of current year	147	77
Reductions for tax positions of current year	(22)	(8)
Settlements with tax authorities	(153)	(177)
Lapses of statutes of limitations	(6)	(4)

Balance as of end of the period	$766	$840

During the year ended December 31, 2007, the Company recognized $81 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2007, the Company had $218 million of accrued interest associated with the liability for unrecognized tax benefits. The $8 million increase, from the date of adoption, in accrued interest associated with the liability for unrecognized tax benefits resulted from an increase of $81 million of interest expense and a $73 million decrease primarily resulting from the aforementioned IRS settlements. During 2007, the $73 million resulting from IRS settlements was reclassified to current income tax payable and will be paid in 2009.

During the year ended December 31, 2008, the Company recognized $37 million in interest expense associated with the liability for unrecognized tax benefits. At December 31, 2008, the Company had $176 million of accrued interest associated with the liability for unrecognized tax benefits. The $42 million decrease from December 31, 2007 in accrued interest associated with the liability for unrecognized tax benefits resulted from an increase of $37 million of interest expense and a $79 million decrease primarily resulting from the aforementioned IRS settlements. Of the $79 million decrease, $78 million has been reclassified to current income tax payable and the remaining $1 million reduced interest expense. Of the $78 million reclassified to current income tax payable, $7 million was paid in 2008 and the remainder of $71 million will be paid in 2009.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61, which announced its intention to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that would have changed accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2008 and 2007, the Company recognized an income tax benefit of $179 million and $188 million, respectively, related to the separate account DRD.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. In 2007, the Company received $39 million upon the resolution of an indemnification claim associated with the 2000 acquisition of General American Life Insurance Company (“GALIC”), and the Company reduced legal liabilities by $38 million after the settlement of certain cases. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below; in 2007 the Company increased legal liabilities for pending sales practices, employment, property and casualty and intellectual property litigation matters against the Company. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2008.

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

Fiala, et al. v. Metropolitan Life Ins. Co., et al. (Sup. Ct., N.Y. County, filed March 17, 2000).  The plaintiffs in the consolidated state court class action seek compensatory relief and punitive damages against MLIC, the Holding Company, and individual directors. The court has certified a litigation class of present and former policyholders on plaintiffs’ claim that defendants violated section 7312 of the New York Insurance Law. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. Defendants’ motion for summary judgment is pending.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has directed the manner and form of notice to the class, but plaintiffs have not yet distributed the notice. MLIC and the Holding Company have moved for summary judgment, and plaintiffs have moved for partial summary judgment. The court heard oral argument on the parties’ motions for summary judgment on September 19, 2008.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. MLIC has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has MLIC issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of MLIC’s employees during the period from the 1920’s through approximately the 1950’s and allege that MLIC learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. MLIC believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury, and factors unrelated to the ultimate legal merit of the claims asserted against MLIC. MLIC employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.

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

The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2008	2007	2006
	(In millions, except number of claims)

Asbestos personal injury claims at year end	74,027	79,717	87,070
Number of new claims during the year	5,063	7,161	7,870
Settlement payments during the year (1)	$99.0	$28.2	$35.5

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

In 2005, MLIC received approximately 18,500 new claims, ending the year with a total of approximately 100,250 claims, and paid approximately $74.3 million for settlements reached in 2005 and prior years. In 2004, MLIC received approximately 23,900 new claims, ending the year with a total of approximately 108,000 claims, and paid approximately $85.5 million for settlements reached in 2004 and prior years. In 2003, MLIC received approximately 58,750 new claims, ending the year with a total of approximately 111,700 claims, and paid approximately $84.2 million for settlements reached in 2003 and prior years. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

During 1998, MLIC paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provided for recovery of losses up to $1.5 billion in excess of a $400 million self-insured retention. The Company’s initial option to commute the excess insurance policies for asbestos-related claims would have arisen at the end of 2008. On September 29, 2008, MLIC entered into agreements commuting the excess insurance policies as of September 30, 2008. As a result of the commutation of the policies, MLIC received cash and securities totaling $632 million. Of this total, MLIC received $115 million in fixed maturity securities on September 26, 2008, $200 million in cash on October 29, 2008, and $317 million in cash on January 29, 2009. MLIC recognized a loss on commutation of the policies in the amount of $35.3 million during 2008.

In the years prior to commutation, the excess insurance policies for asbestos-related claims were subject to annual and per claim sublimits. Amounts exceeding the sublimits during 2007, 2006 and 2005 were approximately $16 million, $8 million and $0, respectively. Amounts were recoverable under the policies annually with respect to claims paid during the prior calendar year. Each asbestos-related policy contained an experience fund and a reference fund that provided for payments to MLIC at the commutation date if the reference fund was greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund was less than the return specified in the experience fund. The return in the reference fund was tied to performance of the S&P 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2008 for the amounts paid with respect to asbestos litigation in excess of the retention. The foregone loss reimbursements were approximately $62.2 million with respect to claims for the period of 2002 through 2007. Because the policies were

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

commuted as of September 30, 2008, there will be no claims under the policies or forgone loss reimbursements with respect to payments made in 2008 and thereafter.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. As previously disclosed, in 2002 MLIC increased its recorded liability for asbestos-related claims by $402 million from approximately $820 million to $1,225 million. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through December 31, 2008.

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

Regulatory authorities in a small number of states have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); GALIC; Walnut Street Securities, Inc. (“Walnut Street Securities”) and MetLife Securities, Inc. (“MSI”). Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief. The Company may continue to resolve investigations in a similar manner.

MSI is a defendant in two regulatory matters brought by the Illinois Department of Securities. In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with sales of a former affiliate’s mutual funds. A response has been submitted and in January 2008, MSI received notice of the commencement of an administrative action by the Illinois Department of Securities. In May 2008, MSI’s motion to dismiss the action was denied. In the second matter, in December 2008

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

MSI received a Notice of Hearing from the Illinois Department of Securities based upon a complaint alleging that MSI failed to reasonably supervise one of its former registered representatives in connection with the sale of variable annuities to Illinois investors. MSI intends to vigorously defend against the claims in these matters.

In June 2008, the Environmental Protection Agency issued a Notice of Violation (“NOV”) regarding the operations of the Homer City Generating Station, an electrical generation facility. The NOV alleges, among other things, that the electrical generation facility is being operated in violation of certain federal and state Clean Air Act requirements. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a minority interest in the electrical generation facility, which is solely operated by the lessee, EME Homer City Generation L.P. (“EME Homer”). Homer City OL6 LLC and EME Homer are among the respondents identified in the NOV. EME Homer has been notified of its obligation to indemnify Homer City OL6 LLC and MLIC for any claims resulting from the NOV and has expressly acknowledged its obligation to indemnify Homer City OL6 LLC.

Other Litigation

Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998).  This putative class action lawsuit involving sales practices claims is pending against MLIC in Canada. Plaintiff alleges misrepresentations regarding dividends and future payments for life insurance policies and seeks unspecified damages.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. The defendant has filed a post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. If this motion is denied, the defendant will likely file an appeal. As it is possible that the judgment could be affected during the post judgment motion practice or upon appeal, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. Motions for class certification have been filed and briefed in both cases. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007), was filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The court granted the defendants’ motion to dismiss, and plaintiff appealed the dismissal. The Company is vigorously defending against the claims in these matters.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers have sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purport to represent a nationwide class of in-network providers who allege that their claims are being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleges federal racketeering and various state law theories of liability. On February 10, 2009, the district court granted the Company’s motion to dismiss plaintiffs’ second amended complaint, dismissing all of plaintiffs’ claims except for breach of contract claims. Plaintiffs have been provided with an opportunity to re-plead the dismissed claims by February 26, 2009.

In Re Ins. Brokerage Antitrust Litig. (D. N.J., filed February 24, 2005).  In this multi-district class action proceeding, plaintiffs’ complaint alleged that the Holding Company, MLIC, several non-affiliated insurance

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

companies and several insurance brokers violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Employee Retirement Income Security Act of 1974 (“ERISA”), and antitrust laws and committed other misconduct in the context of providing insurance to employee benefit plans and to persons who participate in such employee benefit plans. In August and September 2007 and January 2008, the court issued orders granting defendants’ motions to dismiss with prejudice the federal antitrust, the RICO, and the ERISA claims. In February 2008, the court dismissed the remaining state law claims on jurisdictional grounds. Plaintiffs’ appeal from the orders dismissing their RICO and federal antitrust claims is pending with the U.S. Court of Appeals for the Third Circuit. A putative class action alleging that the Holding Company and other non-affiliated defendants violated state laws was transferred to the District of New Jersey but was not consolidated with other related actions. Plaintiffs’ motion to remand this action to state court in Florida is pending.

MetLife v. Park Avenue Securities, et. al. (FINRA Arbitration, filed May 2006).  MetLife commenced an action against Park Avenue Securities LLC., a registered investment adviser and broker-dealer that is an indirect wholly-owned subsidiary of The Guardian Life Insurance Company of America, alleging misappropriation of confidential and proprietary information and use of prohibited methods to solicit MetLife customers and recruit MetLife financial services representatives. On February 12, 2009, a Financial Industry Regulatory Authority (“FINRA”) arbitration panel awarded MetLife $21 million in damages, including punitive damages and attorneys fees. Park Avenue Securities may appeal the award.

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

Sales Practices Claims.  Over the past several years, MLIC, New England, GALIC, Walnut Street Securities and MSI have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At December 31, 2008, there were approximately 125 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against MLIC, New England, GALIC, MSI and Walnut Street Securities.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

	December 31,
	2008	2007
	(In millions)

Other Assets:
Premium tax offset for future undiscounted assessments	$50	$40
Premium tax offsets currently available for paid assessments	7	6
Receivable for reimbursement of paid assessments (1)	7	7

	$64	$53

Other Liabilities:
Insolvency assessments	$83	$74

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.

Assessments levied against the Company were $2 million, ($1) million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Argentina

The Argentine economic, regulatory and legal environment, including interpretations of laws and regulations by regulators and courts, is uncertain. Potential legal or governmental actions related to pension reform, fiduciary responsibilities, performance guarantees and tax rulings could adversely affect the results of the Company.

Upon acquisition of Citigroup’s insurance operations in Argentina, the Company established insurance and contingent liabilities, most significantly related to death and disability policy coverages and to litigation against the government’s 2002 Pesification Law. These liabilities were established based upon the Company’s interpretation of Argentine law at the time and the Company’s best estimate of its obligations under laws applicable at the time.

In 2006, a decree was issued by the Argentine Government regarding the taxability of pesification related gains resulting in the $8 million, net of income tax, reduction of certain tax liabilities during the year ended December 31, 2006.

In 2007, pension reform legislation in Argentina was enacted which relieved the Company of its obligation to provide death and disability policy coverages and resulted in the elimination of related insurance liabilities. The reform reinstituted the government’s pension plan system and allowed for pension participants to transfer their future contributions to the government pension plan system.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Although it no longer receives compensation, the Company continued to be responsible for managing the funds of those participants that transferred to the government system. This change resulted in the establishment of a liability for future servicing obligations and the elimination of the Company’s obligations under death and disability policy coverages. The impact of the 2007 Argentine pension reform was an increase to net income of $114 million, net of income tax, due to the reduction of the insurance liabilities and other balances associated with the death and disability coverages of $197 million, net of income tax, which exceeded the establishment of the liability for future service obligations of $83 million, net of income tax, during the year ended December 31, 2007. During the first quarter of 2008, the future servicing obligation was reduced by $23 million, net of income tax, when information regarding the level of participation in the government pension plan became fully available.

In October 2008, the Argentine government announced its intention to nationalize private pensions and, in December 2008, the Argentine government nationalized the private pension system seizing the underlying investments of participants which were being managed by the Company (“Nationalization”). With this action, the Company’s pension business in Argentina ceased to exist and the Company eliminated certain assets and liabilities held in connection with the pension business. Deferred acquisition costs deferred tax assets, and liabilities — primarily the liability for future servicing obligation referred to above — were eliminated and the Company incurred severance costs associated with the termination of employees. The impact of the elimination of assets and liabilities and the incurral of severance costs was an increase to net income of $6 million, net of income tax, during the year ended December 31, 2008.

In September 2008, the Argentine Supreme Court ruled against the validity of the 2002 Pesification Law enacted by the Argentine government. This ruling applied to certain social security pension annuity contractholders that had filed a lawsuit against the 2002 Pesification Law. The annuity contracts impacted by this ruling, which were deemed peso denominated under the 2002 Pesification Law, are now considered to be U.S. dollar denominated obligations of the Company. Contingent liabilities that were established at acquisition in 2005 in connection with the outstanding lawsuits have been adjusted and refined to be consistent with the ruling. The impact of the refinements resulting from the change in these contingent liabilities and the associated future policyholder benefits was an increase to net income of $34 million, net of income tax, during the year ended December 31, 2008.

As part of Nationalization, the Company may receive compensation from the Argentine government for the loss of the pension business in the form of government bonds. The amount of any such compensation, as well as the terms and value of the government bonds to be received, cannot be determined at this time. The compensation will only be reflected in the consolidated financial statements of the Company if and when the fair value of the compensation is received.

Further governmental or legal actions are possible in Argentina. Such actions may impact the level of existing liabilities or may create additional obligations or benefits to the Company’s operations in Argentina. Management has made its best estimate of its obligations based upon information currently available; however, further governmental or legal actions could result in changes in obligations which could materially impact the amounts presented within the consolidated financial statements.

Commitments

Leases

In accordance with industry practice, certain of the Company’s income from lease agreements with retail tenants are contingent upon the level of the tenants’ sales revenues. Additionally, the Company, as lessee, has entered into various lease and sublease agreements for office space, data processing and other equipment. Future

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

minimum rental and sublease income, and minimum gross rental payments relating to these lease agreements are as follows:

			Gross
	Rental	Sublease	Rental
	Income	Income	Payments
	(In millions)

2009	$431	$15	$278
2010	$391	$11	$247
2011	$314	$11	$213
2012	$246	$11	$171
2013	$206	$11	$152
Thereafter	$724	$34	$1,080

During the fourth quarter of 2008, the Company moved certain of its operations in New York from Long Island City to New York City. As a result of this movement of operations and current market conditions, which precluded the Company’s immediate and complete sublet of all unused space in both Long Island City and New York City, the Company incurred a lease impairment charge of $38 million which is included within other expenses in Corporate & Other. The impairment charge was determined based upon the present value of the gross rental payments less sublease income discounted at a risk-adjusted rate over the remaining lease terms which range from 15-20 years. The Company has made assumptions with respect to the timing and amount of future sublease income in the determination of this impairment charge. Additional impairment charges could be incurred should market conditions deteriorate further or last for a period significantly longer than anticipated.

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.5 billion and $4.2 billion at December 31, 2008 and 2007, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $8.0 billion at December 31, 2008. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to SFAS 133, and their estimated fair value and notional amounts are included within financial forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.7 billion and $4.0 billion at December 31, 2008 and 2007, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $1.0 billion and $1.2 billion at December 31, 2008 and 2007, respectively.

Guarantees

In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties pursuant to which it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities, and other indemnities

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.6 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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

During the year ended December 31, 2008, the Company recorded $7 million of additional liabilities for guarantees related to certain investment transactions. The term for these guarantees and their associated liabilities varies, with a maximum of 18 years. The maximum potential amount of future payments the Company could be required to pay under these guarantees is $202 million. During the year ended December 31, 2008, the Company reduced $7 million of previously recorded liabilities related to indemnifications provided in connection with the disposition of real estate property and other investment transactions. The Company’s recorded liabilities were $6 million at both December 31, 2008 and 2007 for indemnities, guarantees and commitments.

In connection with synthetically created investment transactions, the Company writes credit default swap obligations that generally require payment of principal outstanding due in exchange for the referenced credit obligation. If a credit event, as defined by the contract, occurs the Company’s maximum amount at risk, assuming the value of all referenced credits obligations is zero, was $1.9 billion at December 31, 2008. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. As of December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

See Note 4 for further disclosures related to credit default swap obligations.

17.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The Subsidiaries sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2008, the majority of active participants are accruing benefits under the cash balance formula; however,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

approximately 95% of the Subsidiaries’ obligations result from benefits calculated with the traditional formula. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

As described more fully in Note 1, effective December 31, 2006, the Company adopted SFAS 158. The adoption of SFAS 158 required the recognition of the funded status of defined benefit pension and other postretirement benefit plans and eliminated the additional minimum pension liability provision of SFAS 87. The Company’s additional minimum pension liability was $78 million, and the intangible asset was $12 million, at December 31, 2005. The excess of the additional minimum pension liability over the intangible asset of $66 million, $41 million net of income tax, was recorded as a reduction of accumulated other comprehensive income. At December 31, 2006, immediately prior to adopting SFAS 158, the Company’s additional minimum pension liability was $92 million. The additional minimum pension liability of $59 million, net of income tax of $33 million, was recorded as a reduction of accumulated other comprehensive income. The change in the additional minimum pension liability of $18 million, net of income tax, was reflected as a component of comprehensive income for the year ended December 31, 2006. Upon adoption of SFAS 158, the Company eliminated the additional minimum pension liability and recognized as an adjustment to accumulated other comprehensive income (loss), net of income tax, those amounts of actuarial gains and losses, prior service costs and credits, and the remaining net transition asset or obligation that had not yet been included in net periodic benefit cost at the date of adoption.

The following table summarizes the adjustments to the December 31, 2006 consolidated balance sheet as a result of recognizing the funded status of the defined benefit plans:

	December 31, 2006
		Additional
		Minimum
	Pre	Pension	Adoption of	Post
	SFAS 158	Liability	SFAS 158	SFAS 158
Balance Sheet Caption	Adjustments	Adjustment	Adjustment	Adjustments
	(In millions)

Other assets: Prepaid pension benefit cost	$1,938	$—	$(992)	$946
Other assets: Intangible asset	$12	(12)	—	$—
Other liabilities: Accrued pension benefit cost	$(497)	(14)	(66)	$(577)
Other liabilities: Accrued other postretirement benefit plan cost	$(794)	—	(95)	$(889)

Subtotal		(26)	(1,153)
Net liability of subsidiary held-for-sale		—	(18)

Accumulated other comprehensive income (loss), before income tax:
Defined benefit plans	$(66)	(26)	(1,171)	$(1,263)
Minority interest		—	8
Deferred income tax		8	419

Accumulated other comprehensive income (loss), net of income tax:
Defined benefit plans	$(41)	$(18)	$(744)	$(803)

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Obligations, Funded Status and Net Periodic Benefit Costs

	December 31,
			Other
	Pension		Postretirement
	Benefits		Benefits
	2008	2007	2008	2007
	(In millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$5,722	$5,909	$1,599	$2,061
Service cost	164	162	21	27
Interest cost	379	351	103	103
Plan participants’ contributions	—	—	31	31
Net actuarial (gains) losses	129	(387)	16	(463)
Change in benefits	(1)	39	1	—
Prescription drug subsidy	—	—	10	13
Benefits paid	(352)	(352)	(149)	(173)

Benefit obligation at end of year	6,041	5,722	1,632	1,599

Change in plan assets:
Fair value of plan assets at beginning of year	6,520	6,278	1,183	1,172
Actual return on plan assets	(952)	546	(150)	58
Employer contribution	343	48	2	1
Benefits paid	(352)	(352)	(24)	(48)

Fair value of plan assets at end of year	5,559	6,520	1,011	1,183

Funded status at end of year	$(482)	$798	$(621)	$(416)

Amounts recognized in the consolidated balance sheet consist of:
Other assets	$227	$1,396	$—	$—
Other liabilities	(709)	(598)	(621)	(416)

Net amount recognized	$(482)	$798	$(621)	$(416)

Accumulated other comprehensive (income) loss:
Net actuarial (gains) losses	$2,184	$623	$147	$(112)
Prior service cost (credit)	45	64	(157)	(193)

	2,229	687	(10)	(305)
Deferred income tax and minority interest	(780)	(251)	4	109

	$1,449	$436	$(6)	$(196)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans were as follows:

	December 31,
	Qualified Plan		Non-Qualified Plan		Total
	2008	2007	2008	2007	2008	2007
	(In millions)

Aggregate fair value of plan assets (principally Company contracts)	$5,559	$6,520	$—	$—	$5,559	$6,520
Aggregate projected benefit obligation	5,356	5,139	685	583	6,041	5,722

Over (under) funded	$203	$1,381	$(685)	$(583)	$(482)	$798

The accumulated benefit obligation for all defined benefit pension plans was $5,620 million and $5,302 million at December 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	December 31,
	2008	2007
	(In millions)

Projected benefit obligation	$708	$597
Accumulated benefit obligation	$590	$517
Fair value of plan assets	$—	$—

Information for pension and other postretirement benefit plans with a projected benefit obligation in excess of plan assets is as follows:

	December 31,
			Other
	Pension		Postretirement
	Benefits		Benefits
	2008	2007	2008	2007
		(In millions)

Projected benefit obligation	$712	$602	$1,632	$1,599
Fair value of plan assets	$4	$4	$1,011	$1,183

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Years Ended December 31,
	Pension			Other Postretirement
	Benefits			Benefits
	2008	2007	2006	2008	2007	2006
	(In millions)

Net Periodic Benefit Cost
Service cost	$164	$162	$159	$21	$27	$35
Interest cost	379	351	332	103	103	116
Expected return on plan assets	(517)	(505)	(452)	(86)	(86)	(79)
Amortization of net actuarial (gains) losses	24	68	128	(1)	—	22
Amortization of prior service cost (credit)	15	17	8	(37)	(36)	(36)

Net periodic benefit cost	65	93	$175	—	8	$58

Net periodic benefit cost of subsidiary held-for-sale	1	5		—	1

	66	98		—	9

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial (gains) losses	1,561	(432)		259	(440)
Prior service cost (credit)	(19)	40		36	—
Amortization of net actuarial (gains) losses	(24)	(68)		1	—
Amortization of prior service cost (credit)	(15)	(17)		37	36

Total recognized in other comprehensive income (loss)	1,503	(477)		333	(404)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,569	$(379)		$333	$(395)

Included within other comprehensive income (loss) are other changes in plan assets and benefit obligations associated with pension benefits of $1,503 million and other postretirement benefits of $333 million for an aggregate reduction in other comprehensive income (loss) of $1,836 million before income tax and $1,203 million, net of income tax and minority interest.

The estimated net actuarial losses and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $198 million and $9 million, respectively.

The estimated net actuarial losses and prior service credit for the defined benefit other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year are $10 million and ($36) million, respectively.

In 2004, the Company adopted the guidance in FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), to account for future subsidies to be received under the Prescription Drug Act. The Company began receiving these subsidies

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

during 2006. A summary of the reduction to the APBO and related reduction to the components of net periodic other postretirement benefit plan cost is as follows:

	December 31,
	2008	2007	2006
	(In millions)

Cumulative reduction in benefit obligation:
Balance, beginning of year	$299	$328	$298
Service cost	5	7	6
Interest cost	20	19	19
Net actuarial gains (losses)	3	(42)	15
Prescription drug subsidy	(10)	(13)	(10)

Balance, end of year	$317	$299	$328

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Reduction in net periodic benefit cost:
Service cost	$5	$7	$6
Interest cost	20	19	19
Amortization of net actuarial gains (losses)	—	5	30

Total reduction in net periodic benefit cost	$25	$31	$55

The Company received subsidies of $12 million and $10 million for the years ended December 31, 2008 and 2007, respectively.

Assumptions

Assumptions used in determining benefit obligations were as follows:

	December 31,
	Pension		Other Postretirement
	Benefits		Benefits
	2008	2007	2008	2007

Weighted average discount rate	6.60%	6.65%	6.62%	6.65%
Rate of compensation increase	3.5%-7.5%	3.5%-8%	N/A	N/A

Assumptions used in determining net periodic benefit cost were as follows:

	December 31,
	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Weighted average discount rate	6.65%	6.00%	5.82%	6.65%	6.00%	5.82%
Weighted average expected rate of return on plan assets	8.25%	8.25%	8.25%	7.33%	7.47%	7.42%
Rate of compensation increase	3.5%-8%	3.5%-8%	3%-8%	N/A	N/A	N/A

The discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The weighted average expected return on plan assets for use in that plan’s valuation in 2009 is currently anticipated to be 8.25% for pension benefits and postretirement medical benefits and 6.25% for postretirement life benefits.

The assumed healthcare cost trend rates used in measuring the APBO and net periodic benefit cost were as follows:

	December 31,
	2008	2007

Pre-Medicare eligible claims	8.8% down to 5.8% in 2018 and gradually decreasing until 2079 reaching the ultimate rate of 4.1%	8.5% down to 5% in 2014 and remaining constant thereafter
Medicare eligible claims	8.8% down to 5.8% in 2018 and gradually decreasing until 2079 reaching the ultimate rate of 4.1%	10.5% down to 5% in 2018 and remaining constant thereafter

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percent	One Percent
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost components	$6	$(6)
Effect of accumulated postretirement benefit obligation	$76	$(86)

Plan Assets

The Subsidiaries have issued group annuity and life insurance contracts supporting approximately 99% of all pension and other postretirement benefit plans assets.

The account values of the group annuity and life insurance contracts issued by the Subsidiaries and held as assets of the pension and other postretirement benefit plans were $6,451 million and $7,565 million at December 31, 2008 and 2007, respectively. The majority of such account values are held in separate accounts established by the Subsidiaries. Total revenue from these contracts recognized in the consolidated statements of income was $42 million, $47 million and $48 million for the years ended December 31, 2008, 2007 and 2006, respectively, and includes policy charges, net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains and losses, credited to the account balances were ($1,090) million, $603 million and $818 million for the years ended December 31, 2008, 2007 and 2006, respectively. The terms of these contracts are consistent in all material respects with those the Subsidiaries offer to unaffiliated parties that are similarly situated.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The weighted-average allocations of pension plan and other postretirement benefit plan assets were as follows:

	December 31,
			Other
	Pension		Postretirement
	Benefits		Benefits
	2008	2007	2008	2007

Asset Category
Equity securities	28%	38%	27%	37%
Fixed maturity securities	51	44	71	58
Other (Real Estate and Alternative Investments)	21	18	2	5

Total	100%	100%	100%	100%

The weighted-average target allocations of pension plan and other postretirement benefit plan assets for 2009 are as follows:

	Pension	Other

Asset Category
Equity securities	25%-45%	30%-45%
Fixed maturity securities	35%-55%	55%-85%
Other (Real Estate and Alternative Investments)	5%-32%	0%-10%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification. Adjustments are made to target allocations based on an assessment of the impact of economic factors and market conditions.

Cash Flows

It is the Subsidiaries’ practice to make contributions to the qualified pension plans to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions were required for the years ended December 31, 2008 or 2007. No contributions will be required for 2009. The Subsidiaries made discretionary contributions of $300 million to the qualified pension plans during the year ended December 31, 2008 and did not make discretionary contributions for the year ended December 31, 2007. The Subsidiaries expect to make additional discretionary contributions of $150 million in 2009.

Benefit payments due under the non-qualified pension plans are funded from the Subsidiaries’ general assets as they become due under the provision of the plans. These payments totaled $43 million and $48 million for the years ended December 31, 2008 and 2007, respectively. These payments are expected to be at approximately the same level in 2009.

Other postretirement benefits represent a non-vested, non-guaranteed obligation of the Subsidiaries and current regulations do not require specific funding levels for these benefits. While the Subsidiaries have partially funded such plans in advance, it has been the Subsidiaries’ practice to primarily use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due in lieu of utilizing plan assets. Total payments equaled $149 million and $173 million for the years ended December 31, 2008 and 2007, respectively.

The Subsidiaries’ expect to make contributions of $120 million, net of participant’s contributions, towards the other postretirement plan obligations in 2009. As noted previously, the Subsidiaries expect to receive subsidies under the Prescription Drug Act to partially offset such payments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Gross benefit payments for the next ten years, which reflect expected future service where appropriate, and gross subsidies to be received under the Prescription Drug Act are expected to be as follows:

		Other Postretirement Benefits
			Prescription
	Pension		Drug
	Benefits	Gross	Subsidies	Net
	(In millions)

2009	$384	$135	$(15)	$120
2010	$398	$140	$(16)	$124
2011	$408	$146	$(16)	$130
2012	$424	$150	$(17)	$133
2013	$437	$154	$(18)	$136
2014-2018	$2,416	$847	$(107)	$740

Savings and Investment Plans

The Subsidiaries sponsor savings and investment plans for substantially all employees under which a portion of employee contributions are matched. The Subsidiaries contributed $70 million, $76 million and $80 million for the years ended December 31, 2008, 2007 and 2006, respectively.

18.	Equity

Preferred Stock

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

The Holding Company has outstanding 24 million shares of Floating Rate Non-Cumulative Preferred Stock, Series A (the “Series A preferred shares”) with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $600 million.

The Holding Company has outstanding 60 million shares of 6.50% Non-Cumulative Preferred Stock, Series B (the “Series B preferred shares”), with a $0.01 par value per share, and a liquidation preference of $25 per share, for aggregate proceeds of $1.5 billion.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The Holding Company is prohibited from declaring dividends on the Preferred Shares if it fails to meet specified capital adequacy, net income and shareholders’ equity levels. In addition, under Federal Reserve Bank of New York Board policy, the Holding Company may not be able to pay dividends if it does not earn sufficient operating income.

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

In December 2008, the Holding Company entered into an RCC related to the Preferred Shares. As a part of the RCC, the Holding Company agreed that it will not repay, redeem or purchase the Preferred Shares on or before December 31, 2018, unless such repayment, redemption or purchase is made from the proceeds of the issuance of certain capital securities. The RCC is for the benefit of holders of one or more series of its indebtedness as designated from time to time by the Company. The RCC will terminate upon the occurrence of certain events, including the date on which there are no series of outstanding eligible debt securities.

In connection with the offering of the Preferred Shares, the Holding Company incurred $56.8 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

November 17, 2008	November 30, 2008	December 15, 2008	$0.2527777	$7	$0.4062500	$24
August 15, 2008	August 31, 2008	September 15, 2008	$0.2555555	$6	$0.4062500	$24
May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	$7	$0.4062500	$24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	$9	$0.4062500	$24

				$29		$96

November 15, 2007	November 30, 2007	December 17, 2007	$0.4230476	$11	$0.4062500	$24
August 15, 2007	August 31, 2007	September 17, 2007	$0.4063333	$10	$0.4062500	$24
May 15, 2007	May 31, 2007	June 15, 2007	$0.4060062	$10	$0.4062500	$24
March 5, 2007	February 28, 2007	March 15, 2007	$0.3975000	$10	$0.4062500	$24

				$41		$96

November 15, 2006	November 30, 2006	December 15, 2006	$0.4038125	$10	$0.4062500	$24
August 15, 2006	August 31, 2006	September 15, 2006	$0.4043771	$10	$0.4062500	$24
May 16, 2006	May 31, 2006	June 15, 2006	$0.3775833	$9	$0.4062500	$24
March 6, 2006	February 28, 2006	March 15, 2006	$0.3432031	$9	$0.4062500	$24

				$38		$96

See Note 25 for further information.

  Common Stock

Repurchases

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

During the years ended December 31, 2008 and 2007, the Company repurchased 1,550,000 shares and 3,171,700 shares, respectively, through open market purchases for $88 million and $200 million, respectively.

The Company repurchased 21,266,418 and 26,626,824 shares of its common stock for $1,250 million and $1,705 million, respectively, during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, an aggregate of $1,261 million remains available under the Company’s January 2008 and April 2008 common stock repurchase programs. The Company does not intend to make any purchases under the common stock repurchase program in 2009.

In connection with the split-off of RGA as described in Note 2, the Company received from MetLife stockholders 23,093,689 shares of the Company’s common stock with a market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA Class B common stock with a net book value of $1,716 million resulting in a loss on disposition, including transaction costs, of $458 million.

Future common stock repurchases will be dependent upon several factors, including the Company’s capital position, its financial strength and credit ratings, general market conditions and the price of the Company’s common stock.

Issuances

As described in Note 13, in August 2008, the Company delivered 20,244,549 shares of its common stock from treasury stock for $1,035 million in connection with the initial settlement of the stock purchase contracts issued as part of the common equity units sold in June 2005. Also, as described in Notes 13 and 25, the Company subsequently delivered 24,343,154 shares of its newly issued common stock on February 17, 2009 at a value of $1,035 million to settle the remaining stock purchase contracts issued as part of the common equity units sold in

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

June 2005. In the aggregate, the Company issued 44,587,703 shares of common stock to settle the stock purchase contracts.

In October 2008, the Company issued 86,250,000 shares of its common stock at a price of $26.50 per share for gross proceeds of $2,286 million. Of the shares issued, 75,000,000 shares, with a value of $4,040 million were issued from treasury stock for consideration of $1,988 million. In connection with the offering of common stock, the Company incurred $60.1 million of issuance costs which have been recorded as a reduction of additional paid-in capital.

During the years ended December 31, 2008 and 2007, 97,515,737 and 3,864,894 shares of common stock were issued from treasury stock for $5,221 million and $172 million, respectively.

Dividends

The table below presents declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the common stock:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions,
			except per share data)

October 28, 2008	November 10, 2008	December 15, 2008	$0.74	$592
October 23, 2007	November 6, 2007	December 14, 2007	$0.74	$541
October 24, 2006	November 6, 2006	December 15, 2006	$0.59	$450

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

The aggregate number of shares reserved for issuance under the 2005 Stock Plan and the LTPCP is 68,000,000, plus those shares available but not utilized under the Stock Incentive Plan and those shares utilized under the Stock Incentive Plan that are recovered due to forfeiture of Stock Options. Additional shares carried forward from the Stock Incentive Plan and available for issuance under the 2005 Stock Plan were 12,584,119 at December 31, 2008.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

There were no shares carried forward from the Directors Stock Plan. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of shares remaining for issuance under that plan by one, and each share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of shares remaining for issuance under that plan by 1.179 shares. The number of shares reserved for issuance under the 2005 Directors Stock Plan are 2,000,000. At December 31, 2008, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan were 55,654,550 and 1,894,876, respectively.

Stock Option exercises and other stock-based awards to employees settled in shares are satisfied through the issuance of shares held in treasury by the Company. Under the current authorized share repurchase program, as described previously, sufficient treasury shares exist to satisfy foreseeable obligations under the Incentive Plans.

Compensation expense related to awards under the Incentive Plans is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable. Compensation expense of $121 million, $145 million and $144 million, and income tax benefits of $42 million, $51 million and $50 million, related to the Incentive Plans was recognized for the years ended December 31, 2008, 2007 and 2006, respectively. Compensation expense is principally related to the issuance of Stock Options, Performance Shares and LTPCP arrangements.

As described in Note 1, the Company changed its policy prospectively for recognizing expense for stock-based awards to retirement eligible employees. Had the Company continued to recognize expense over the stated requisite service period, compensation expense related to the Incentive Plans would have been $100 million, $118 million and $116 million, rather than $121 million, $145 million and $144 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Had the Company applied the policy of recognizing expense related to stock-based compensation over the shorter of the requisite service period or the period to attainment of retirement eligibility for awards granted prior to January 1, 2006, pro forma compensation expense would have been $100 million, $118 million and $120 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

A summary of the activity related to Stock Options for the year ended December 31, 2008 is presented below. The aggregate intrinsic value was computed using the closing share price on December 31, 2008 of $34.86 and December 31, 2007 of $61.62, as applicable.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

			Weighted
			Average
			Remaining	Aggregate
	Shares Under	Weighted Average	Contractual	Intrinsic
	Option	Exercise Price	Term	Value
			(Years)	(In millions)

Outstanding at January 1, 2008	24,430,547	$38.83	6.17	$557

Granted	3,464,075	$59.48
Exercised	(1,374,872)	$32.76
Cancelled/Expired	(142,145)	$44.62
Forfeited	(219,330)	$51.44

Outstanding at December 31, 2008	26,158,275	$41.73	5.73	$—

Aggregate number of stock options expected to vest at December 31, 2008	25,568,808	$41.35	5.66	$—

Exercisable at December 31, 2008	19,471,449	$35.83	4.79	$—

The fair value of Stock Options is estimated on the date of grant using a binomial lattice model. Significant assumptions used in the Company’s binomial lattice model, which are further described below, include: expected volatility of the price of the Holding Company’s common stock; risk-free rate of return; expected dividend yield on the Holding Company’s common stock; exercise multiple; and the post-vesting termination rate.

Expected volatility is based upon an analysis of historical prices of the Holding Company’s common stock and call options on that common stock traded on the open market. The Company uses a weighted-average of the implied volatility for publicly-traded call options with the longest remaining maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly closing prices of the Holding Company’s common stock. The Company chose a monthly measurement interval for historical volatility as it believes this better depicts the nature of employee option exercise decisions being based on longer-term trends in the price of the underlying shares rather than on daily price movements.

The binomial lattice model used by the Company incorporates different risk-free rates based on the imputed forward rates for U.S. Treasury Strips for each year over the contractual term of the option. The table below presents the full range of rates that were used for options granted during the respective periods.

Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the Stock Option.

The binomial model used by the Company incorporates the contractual term of the Stock Options and then factors in expected exercise behavior and a post-vesting termination rate, or the rate at which vested options are exercised or expire prematurely due to termination of employment, to derive an expected life. Exercise behavior in the binomial lattice model used by the Company is expressed using an exercise multiple, which reflects the ratio of exercise price to the strike price of Stock Options granted at which holders of the Stock Options are expected to exercise. The exercise multiple is derived from actual historical exercise activity. The post-vesting termination rate is determined from actual historical exercise experience and expiration activity under the Incentive Plans.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, were used to determine the fair value of Stock Options issued during the:

	Years Ended December 31,
	2008	2007	2006

Dividend yield	1.21%	0.94%	1.04%
Risk-free rate of return	1.91%-7.21%	4.30%-5.32%	4.17%-4.96%
Expected volatility	24.85%	19.54%	22.00%
Exercise multiple	1.73	1.66	1.52
Post-vesting termination rate	3.05%	3.66%	4.09%
Contractual term (years)	10	10	10
Expected life (years)	6	6	6
Weighted average exercise price of stock options granted	$59.48	$62.86	$50.21
Weighted average fair value of stock options granted	$17.51	$17.76	$13.84

Compensation expense related to Stock Option awards expected to vest and granted prior to January 1, 2006 is recognized ratably over the requisite service period, which equals the vesting term. Compensation expense related to Stock Option awards expected to vest and granted on or after January 1, 2006 is recognized ratably over the requisite service period or the period to retirement eligibility, if shorter. Compensation expense of $51 million, $55 million and $56 million related to Stock Options was recognized for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, there were $43 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.81 years.

The following is a summary of Stock Option exercise activity for the:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Total intrinsic value of stock options exercised	$36	$122	$65
Cash received from exercise of stock options	$45	$110	$83
Tax benefit realized from stock options exercised	$13	$43	$23

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of Performance Share activity for the year ended December 31, 2008:

		Weighted Average
		Grant Date
	Performance Shares	Fair Value

Outstanding at January 1, 2008	2,690,125	$48.39
Granted	954,075	$57.17
Forfeited	(89,125)	$57.43
Paid	(968,425)	$36.87

Outstanding at December 31, 2008	2,586,650	$55.63

Performance Shares expected to vest at December 31, 2008	2,535,784	$55.56

Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined at the end of the respective performance period. At December 31, 2008, the three year performance period for the 2006 Performance Share grants was completed. Included in the immediately preceding table are 812,975 outstanding Performance Shares to which the final performance factor will be applied. The calculation of the performance factor is expected to be finalized during the second quarter of 2009 after all data necessary to perform the calculation is publicly available.

Performance Share awards are accounted for as equity awards but are not credited with dividend-equivalents for actual dividends paid on the Holding Company’s common stock during the performance period. Accordingly, the estimated fair value of Performance Shares is based upon the closing price of the Holding Company’s common stock on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period.

Compensation expense related to initial Performance Shares granted prior to January 1, 2006 and expected to vest is recognized ratably during the performance period. Compensation expense related to initial Performance Shares granted on or after January 1, 2006 and expected to vest is recognized ratably over the performance period or the period to retirement eligibility, if shorter. Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period. Compensation expense of $70 million, $90 million and $74 million, related to Performance Shares was recognized for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, there were $57 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.65 years.

Long-Term Performance Compensation Plan

Prior to January 1, 2005, the Company granted stock-based compensation to certain members of management under the LTPCP. Each participant was assigned a target compensation amount (an “Opportunity Award”) at the inception of the performance period with the final compensation amount determined based on the total shareholder return on the Company’s common stock over the three-year performance period, subject to limited further adjustment approved by the Company’s Board of Directors. Payments on the Opportunity Awards were normally payable in their entirety (subject to certain contingencies) at the end of the three-year performance period, and were paid in whole or in part with shares of the Company’s common stock, as approved by the Company’s Board of Directors. There were no new grants under the LTPCP during the years ended December 31, 2008, 2007 and 2006.

A portion of each Opportunity Award under the LTPCP was settled in shares of the Holding Company’s common stock while the remainder was settled in cash. The portion of the Opportunity Award settled in shares of the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

The final LTPCP performance period concluded during the six months ended June 30, 2007. Final Opportunity Awards in the amount of 618,375 shares of the Company’s common stock and $16 million in cash were paid on April 18, 2007. No significant compensation expense related to LTPCP was recognized during the year ended December 31, 2008 and 2007. Compensation expense of $14 million related to LTPCP Opportunity Awards was recognized for the year ended December 31, 2006.

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

The NAIC has adopted the Codification of Statutory Accounting Principles (“Codification”). Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. The New York Insurance Department has adopted Codification with certain modifications for the preparation of statutory financial statements of insurance companies domiciled in New York. Modifications by the various state insurance departments may impact the effect of Codification on the statutory capital and surplus of the Holding Company’s insurance subsidiaries.

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

Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer, was ($338) million, $2.1 billion and $1.0 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus, as filed with the Department, was $11.6 billion and $13.0 billion at December 31, 2008 and 2007, respectively.

Statutory net income of MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, was $242 million, $1.1 billion, and $856 million for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus, as filed with the Connecticut Insurance Department, was $5.5 billion and $4.2 billion at December 31, 2008 and 2007, respectively.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Statutory net income of Metropolitan Property and Casualty Insurance Company (“MPC”), a Rhode Island domiciled insurer, was $308 million, $400 million and $385 million for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus, as filed with the Insurance Department of Rhode Island, was $1.8 billion at both December 31, 2008 and 2007.

Statutory net income of Metropolitan Tower and Life Insurance Company (“MTL”), a Delaware domiciled insurer, was $212 million, $103 million and $2.8 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus, as filed with the Delaware Insurance Department was $885 million and $1.1 billion at December 31, 2008 and 2007, respectively.

  Dividend Restrictions

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval and the respective dividends paid:

	2009	2008			2007
	Permitted w/o			Permitted w/o			Permitted w/o
Company	Approval (1)	Paid (2)		Approval (3)	Paid (2)		Approval (3)
	(In millions)

Metropolitan Life Insurance Company	$552	$1,318	(4)	$1,299	$500		$919
MetLife Insurance Company of Connecticut	$714	$500		$1,026	$690	(6)	$690
Metropolitan Tower Life Insurance Company	$88	$277	(5)	$113	$—		$104
Metropolitan Property and Casualty Insurance Company	$9	$300		$—	$400		$16

(1)	Reflects dividend amounts that may be paid during 2009 without prior regulatory approval. However, if paid before a specified date during 2009, some or all of such dividends may require regulatory approval.

(2)	All amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	As described in Note 2, consists of shares of RGA stock distributed by MLIC to the Holding Company as an in-kind dividend of $1,318 million.

(5)	Includes shares of an affiliate distributed to the Holding Company as an in-kind dividend in the amount of $164 million.

(6)	Includes a return of capital of $404 million as approved by the applicable insurance department, of which $350 million was paid to the Holding Company.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Under Connecticut State Insurance Law, MICC is permitted, without prior insurance regulatory clearance, to pay shareholder dividends to its parent as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MICC will be permitted to pay a cash dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. The Connecticut State Insurance Law requires prior approval for any dividends for a period of two years following a change in control. As a result of the acquisition of MICC by the Holding Company on July 1, 2005, under Connecticut State Insurance Law, all dividend payments by MICC through June 30, 2007 required prior approval of the Connecticut Commissioner.

Under Delaware State Insurance Law, Metropolitan Tower Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MTL will be permitted to pay a cash dividend to the Holding Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders.

Under Rhode Island State Insurance Law, MPC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Holding Company as long as the aggregate amount of all such dividends in any twelve-month period does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) net income, not including realized capital gains, for the immediately preceding calendar year, which may include carry forward net income from the second and third preceding calendar years excluding realized capital gains and less dividends paid in the second and immediately preceding calendar years. MPC will be permitted to pay a cash dividend to the Holding Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Rhode Island Commissioner of Insurance (the “Rhode Island Commissioner”) and the Rhode Island Commissioner does not disapprove the distribution within 30 days of its filing. Under Rhode Island State Insurance Code, the Rhode Island Commissioner has broad discretion in determining whether the financial condition of a stock property and casualty insurance company would support the payment of such dividends to its shareholders. MPC may not pay any dividends in 2009 without prior regulatory approval for dividend payments with payment dates prior to December 12, 2009. Subsequent to December 12, 2009, MPC can pay dividends totaling $9 million without requiring regulatory approval from the Rhode Island Commissioner.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

  Other Comprehensive Income (Loss)

The following table sets forth the reclassification adjustments required for the years ended December 31, 2008, 2007 and 2006 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Holding gains (losses) on investments arising during the year	$(26,491)	$(1,485)	$(1,022)
Income tax effect of holding gains (losses)	8,989	581	379
Reclassification adjustments:
Recognized holding (gains) losses included in current year income	2,040	176	916
Amortization of premiums and accretion of discounts associated with investments	(926)	(831)	(600)
Income tax effect	(377)	254	(117)
Allocation of holding losses on investments relating to other policyholder amounts	4,809	676	581
Income tax effect of allocation of holding losses to other policyholder amounts	(1,621)	(264)	(215)
Unrealized investment loss of subsidiary at date of sale	112	—	—
Deferred income tax on unrealized investment loss of subsidiary at date of sale	(60)	—	—

Net unrealized investment gains (losses), net of income tax	(13,525)	(893)	(78)
Foreign currency translation adjustment	(593)	290	46
Minimum pension liability adjustment, net of income tax	—	—	(18)
Defined benefit plan adjustment, net of income tax	(1,203)	563	—

Other comprehensive income (loss)	$(15,321)	$(40)	$(50)

19.	Other Expenses

Information on other expenses is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Compensation	$3,549	$3,548	$3,422
Commissions	3,384	3,207	2,866
Interest and debt issue costs	1,086	987	812
Amortization of DAC and VOBA	3,489	2,250	1,904
Capitalization of DAC	(3,092)	(3,064)	(2,825)
Rent, net of sublease income	477	373	345
Minority interest	(23)	23	23
Insurance tax	497	503	488
Other	2,557	2,602	2,502

Total other expenses	$11,924	$10,429	$9,537

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Amortization and Capitalization of DAC and VOBA

See Note 5 for deferred acquisition costs by segment and a rollforward of deferred acquisition costs including impacts of amortization and capitalization. See also Note 9 for a description of the DAC amortization impact associated with the closed block.

Interest and Debt Issue Costs

See Notes 10, 11, 12, 13 and 14 for attribution of interest expense by debt issuance.

Lease Impairments

See Note 16 for description of lease impairments included within other expenses.

Restructuring Charges

The Company has initiated an enterprise-wide cost reduction and revenue enhancement initiative. This initiative is focused on reducing complexity, leveraging scale, increasing productivity, and improving the effectiveness of the Company’s operations, as well as providing a foundation for future growth. During the third quarter of 2008, the Company recognized a severance-related restructuring charge of $73 million associated with the termination of certain employees in connection with this enterprise-wide initiative. During the fourth quarter of 2008, the Company recorded further severance related restructuring costs of $36 million offset by an $8 million reduction to its third quarter restructuring charge attributable to lower than anticipated costs for variable incentive compensation and for employees whose severance status changed. Severance costs of $15 million were paid during the fourth quarter of 2008. Total restructuring charges incurred in connection with this enterprise-wide initiative during the year ended December 31, 2008 were $101 million and were reflected within Corporate & Other. Estimated restructuring costs may change as management continues to execute its restructuring plans. Restructuring charges associated with this enterprise-wide initiative were as follows:

Year Ended
December 31, 2008
(In millions)

Balance as of beginning of the period	$—
Severance charges	109
Change in severance charge estimates	(8)
Cash payments	(15)

Balance as of end of the period	$86

Total restructuring charges incurred	$101

Management anticipates further restructuring charges including severance, lease and asset impairments will be incurred during the years ended December 31, 2009 and 2010. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at December 31, 2008.

In addition to the restructuring charges incurred in connection with the aforementioned enterprise-wide initiative, the Company also incurred severance costs in connection with the Argentine government’s nationalization of the its private pension business. The Company recognized a restructuring charge of $15 million within the International segment during the fourth quarter of 2008 and made payments of $12 million resulting in a restructuring liability of $3 million at December 31, 2008.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

20.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Years Ended December 31,
	2008	2007	2006
	(In millions, except share and per share data)

Weighted average common stock outstanding for basic earnings per common share	735,184,337	744,153,514	761,105,024
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	2,043,553	7,138,900	1,416,134
Exercise or issuance of stock-based awards	7,557,540	10,971,585	8,182,938

Weighted average common stock outstanding for diluted earnings per common share	744,785,430	762,263,999	770,704,096

Earnings per common share:
Income from continuing operations	$3,510	$4,102	$2,910
Preferred stock dividends	125	137	134

Income from continuing operations available to common shareholders	$3,385	$3,965	$2,776

Basic	$4.60	$5.33	$3.65

Diluted	$4.54	$5.20	$3.60

Income (loss) from discontinued operations, net of income tax	$(301)	$215	$3,383

Basic	$(0.41)	$0.29	$4.44

Diluted	$(0.40)	$0.28	$4.39

Net income	$3,209	$4,317	$6,293
Preferred stock dividends	125	137	134

Net income available to common shareholders	$3,084	$4,180	$6,159

Basic	$4.19	$5.62	$8.09

Diluted	$4.14	$5.48	$7.99

(1)	See Note 13 for a description of the Company’s common equity units.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

21.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for 2008 and 2007 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)

2008 (1)
Total revenues	$11,626	$12,048	$13,353	$13,962
Total expenses	$10,788	$10,824	$11,763	$12,524
Income from continuing operations	$628	$883	$1,058	$941
Income (loss) from discontinued operations, net of income tax	$20	$63	$(428)	$44
Net income	$648	$946	$630	$985
Net income available to common shareholders	$615	$915	$600	$954
Basic earnings per share:
Income from continuing operations available to common shareholders	$0.82	$1.19	$1.44	$1.15
Income (loss) from discontinued operations, net of income tax	$0.03	$0.09	$(0.60)	$0.06
Net income	$0.90	$1.33	$0.88	$1.25
Net income available to common shareholders	$0.85	$1.28	$0.84	$1.21
Diluted earnings per share:
Income from continuing operations available to common shareholders	$0.81	$1.17	$1.42	$1.14
Income (loss) from discontinued operations, net of income tax	$0.03	$0.09	$(0.59)	$0.06
Net income	$0.88	$1.30	$0.88	$1.25
Net income available to common shareholders	$0.84	$1.26	$0.83	$1.20
2007
Total revenues	$11,505	$11,699	$11,646	$12,308
Total expenses	$10,149	$10,141	$10,328	$10,778
Income from continuing operations	$970	$1,109	$940	$1,083
Income from discontinued operations, net of income tax	$47	$54	$79	$35
Net income	$1,017	$1,163	$1,019	$1,118
Net income available to common shareholders	$983	$1,129	$985	$1,083
Basic earnings per share:
Income from continuing operations available to common shareholders	$1.24	$1.44	$1.22	$1.42
Income from discontinued operations, net of income tax	$0.07	$0.08	$0.10	$0.05
Net income	$1.35	$1.56	$1.37	$1.52
Net income available to common shareholders	$1.31	$1.52	$1.32	$1.47
Diluted earnings per share:
Income from continuing operations available to common shareholders	$1.22	$1.41	$1.19	$1.39
Income from discontinued operations, net of income tax	$0.06	$0.07	$0.10	$0.05
Net income	$1.32	$1.52	$1.34	$1.48
Net income available to common shareholders	$1.28	$1.48	$1.29	$1.44

(1)	During the fourth quarter of 2008, the Company recorded a cumulative out-of-period adjustment in connection with the exclusion of certain derivative gains from the estimation of cumulative gross profits used in the determination of DAC amortization. The adjustment decreased deferred policy acquisition costs and increased DAC amortization by $124 million and decreased net income by $80 million in the fourth quarter of 2008. Had the amounts been reflected during the first, second and third quarters of 2008 — in the periods in which they arose — DAC amortization would have increased (decreased) by $100 million, ($61) million, and $85 million, respectively, resulting in an increase (decrease) of net income by ($65) million, $40 million and ($55) million, respectively. Net income available to common shareholders per diluted common share would have been higher (lower) by ($0.09), $0.06, ($0.08) and $0.10 during the first, second, third and fourth quarters, respectively, of 2008 had the amounts been reflected in the periods in which they arose. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB Opinion No. 28, Interim Financial Reporting, paragraph 29, SAB No. 99, Materiality, and SAB 108, management believes this correcting adjustment was not material to the Company’s full year results for 2008 or the trend of earnings.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

22.	Business Segment Information

The Company is a leading provider of individual insurance, employee benefits and financial services with operations throughout the United States and the regions of Latin America, Asia Pacific, and Europe. Subsequent to the disposition of RGA and the elimination of the Reinsurance segment as described in Notes 2 and 23, the Company’s business is divided into four operating segments: Institutional, Individual, International, and Auto & Home, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements.

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

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. The operations of RGA are also reported in Corporate & Other as discontinued operations. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 23 for disclosures regarding discontinued operations, including real estate.

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2008, 2007 and 2006. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

For the Year Ended				Auto &	Corporate &
December 31, 2008	Institutional	Individual	International	Home	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$14,964	$4,481	$3,470	$2,971	$28	$25,914
Universal life and investment-type product policy fees	886	3,400	1,095	—	—	5,381
Net investment income	7,535	6,509	1,249	186	817	16,296
Other revenues	775	571	18	38	184	1,586
Net investment gains (losses)	168	665	167	(135)	947	1,812

Total revenues	24,328	15,626	5,999	3,060	1,976	50,989

Expenses
Policyholder benefits and claims	16,525	5,779	3,166	1,919	48	27,437
Interest credited to policyholder account balances	2,581	2,028	171	—	7	4,787
Policyholder dividends	—	1,739	7	5	—	1,751
Other expenses	2,408	5,143	1,671	804	1,898	11,924

Total expenses	21,514	14,689	5,015	2,728	1,953	45,899

Income from continuing operations before provision for income tax	2,814	937	984	332	23	5,090
Provision for income tax	955	307	404	57	(143)	1,580

Income from continuing operations	1,859	630	580	275	166	3,510
Income (loss) from discontinued operations, net of income tax	3	(11)	—	—	(293)	(301)

Net income	1,862	619	580	275	(127)	3,209
Preferred stock dividends	—	—	—	—	125	125

Net income available to common shareholders	$1,862	$619	$580	$275	$(252)	$3,084

Balance Sheet:
Total assets	$195,191	$214,476	$25,891	$5,232	$60,888	$501,678
DAC and VOBA	$1,013	$16,505	$2,436	$183	$7	$20,144
Goodwill	$1,051	$2,957	$373	$157	$470	$5,008
Separate account assets	$46,912	$69,456	$4,471	$—	$—	$120,839
Policyholder liabilities	$133,816	$123,610	$16,122	$3,126	$12,471	$289,145
Separate account liabilities	$46,912	$69,456	$4,471	$—	$—	$120,839

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For the Year Ended				Auto &	Corporate &
December 31, 2007	Institutional	Individual	International	Home	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$12,392	$4,481	$3,096	$2,966	$35	$22,970
Universal life and investment-type product policy fees	802	3,441	995	—	—	5,238
Net investment income	8,176	7,025	1,247	196	1,419	18,063
Other revenues	726	600	24	43	72	1,465
Net investment gains (losses)	(582)	(112)	56	15	45	(578)

Total revenues	21,514	15,435	5,418	3,220	1,571	47,158

Expenses
Policyholder benefits and claims	13,805	5,665	2,460	1,807	46	23,783
Interest credited to policyholder account balances	3,094	2,013	354	—	—	5,461
Policyholder dividends	—	1,715	4	4	—	1,723
Other expenses	2,439	4,003	1,749	829	1,409	10,429

Total expenses	19,338	13,396	4,567	2,640	1,455	41,396

Income from continuing operations before provision for income tax	2,176	2,039	851	580	116	5,762
Provision for income tax	740	698	207	144	(129)	1,660

Income from continuing operations	1,436	1,341	644	436	245	4,102
Income (loss) from discontinued operations, net of income tax	13	16	(9)	—	195	215

Net income	1,449	1,357	635	436	440	4,317
Preferred stock dividends	—	—	—	—	137	137

Net income available to common shareholders	$1,449	$1,357	$635	$436	$303	$4,180

Balance Sheet:
Total assets	$204,005	$250,691	$26,357	$5,672	$72,424	$559,149
DAC and VOBA	$923	$14,038	$2,648	$193	$8	$17,810
Goodwill	$978	$2,957	$313	$157	$409	$4,814
Separate account assets	$52,046	$102,918	$5,195	$—	$(17)	$160,142
Policyholder liabilities	$121,147	$115,901	$16,082	$3,324	$9,522	$265,976
Separate account liabilities	$52,046	$102,918	$5,195	$—	$(17)	$160,142

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

For the Year Ended				Auto &	Corporate &
December 31, 2006	Institutional	Individual	International	Home	Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$11,867	$4,502	$2,722	$2,924	$37	$22,052
Universal life and investment-type product policy fees	775	3,131	805	—	—	4,711
Net investment income	7,260	6,863	949	177	998	16,247
Other revenues	684	524	28	22	43	1,301
Net investment gains (losses)	(630)	(591)	(10)	3	(154)	(1,382)

Total revenues	19,956	14,429	4,494	3,126	924	42,929

Expenses
Policyholder benefits and claims	13,368	5,335	2,411	1,717	38	22,869
Interest credited to policyholder account balances	2,593	2,018	288	—	—	4,899
Policyholder dividends	—	1,696	(3)	5	—	1,698
Other expenses	2,313	3,485	1,531	846	1,362	9,537

Total expenses	18,274	12,534	4,227	2,568	1,400	39,003

Income (loss) from continuing operations before provision (benefit) for income tax	1,682	1,895	267	558	(476)	3,926
Provision (benefit) for income tax	563	653	95	142	(437)	1,016

Income (loss) from continuing operations	1,119	1,242	172	416	(39)	2,910
Income from discontinued operations, net of income tax	48	22	28	—	3,285	3,383

Net income	1,167	1,264	200	416	3,246	6,293
Preferred stock dividends	—	—	—	—	134	134

Net income available to common shareholders	$1,167	$1,264	$200	$416	$3,112	$6,159

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the years ended December 31, 2008, 2007 and 2006. Revenues from U.S. operations were $44.6 billion, $41.7 billion and $38.4 billion for the years ended December 31, 2008, 2007 and 2006, respectively, which represented 87%, 88% and 90%, respectively, of consolidated revenues.

23.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following information presents the components of income from discontinued real estate operations:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Investment income	$6	$21	$243
Investment expense	(3)	(9)	(151)
Net investment gains (losses)	8	13	4,795

Total revenues	11	25	4,887
Provision for income tax	4	11	1,725

Income from discontinued operations, net of income tax	$7	$14	$3,162

The carrying value of real estate related to discontinued operations was $1 million and $39 million at December 31, 2008 and 2007, respectively.

The following table presents the discontinued real estate operations by segment:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Net investment income
Institutional	$4	$9	$15
Individual	(1)	1	4
Corporate & Other	—	2	73

Total net investment income	$3	$12	$92

Net investment gains (losses)
Institutional	$2	$12	$58
Individual	6	—	23
Corporate & Other	—	1	4,714

Total net investment gains (losses)	$8	$13	$4,795

In the fourth quarter of 2006, the Company sold its Peter Cooper Village and Stuyvesant Town properties located in Manhattan, New York for $5.4 billion. The Peter Cooper Village and Stuyvesant Town properties together make up the largest apartment complex in Manhattan, New York totaling over 11,000 units, spread over 80 contiguous acres. The properties were owned by the Company’s subsidiary, MTL. Net investment income on these properties was $73 million for the year ended December 31, 2006. The sale resulted in a gain of $3 billion, net of income tax.

Operations

As more fully described in Note 2, on September 12, 2008, the Company completed a tax-free split-off of its majority-owned subsidiary, RGA. As a result of the disposition, the Reinsurance segment was eliminated. (See also Note 22). RGA’s assets and liabilities were reclassified to assets and liabilities of subsidiaries held-for-sale and its operating results were reclassified to discontinued operations for all periods presented. Interest on economic capital associated with the Reinsurance segment has been reclassified to the continuing operations of Corporate & Other.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the amounts related to the operations and financial position of RGA that have been reflected as discontinued operations in the consolidated statements of income:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Premiums	$3,535	$4,910	$4,348
Net investment income	597	908	781
Other revenues	69	77	66
Net investment gains (losses)	(249)	(177)	7

Total revenues	3,952	5,718	5,202

Policyholder benefits and claims	2,989	3,989	3,490
Interest credited to policyholder account balances	108	262	254
Other expenses	699	1,226	1,227

Total expenses	3,796	5,477	4,971

Income before provision for income tax	156	241	231
Provision for income tax	53	84	81

Income from discontinued operations, net of income tax	103	157	150
Loss on disposal, net of income tax	(458)	—	—

Income (loss) from discontinued operations, net of income tax	$(355)	$157	$150

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2007
(In millions)

Fixed maturity securities	$9,398
Equity securities	137
Mortgage and consumer loans	832
Policy loans	1,059
Short-term investments	75
Other invested assets	4,897

Total investments	16,398
Cash and cash equivalents	404
Accrued investment income	78
Premiums and other receivables	1,440
Deferred policy acquisition costs and VOBA	3,513
Goodwill	96
Other assets	91
Separate account assets	17

Total assets held-for-sale	$22,037

Future policy benefits	$6,159
Policyholder account balances	6,657
Other policyholder funds	2,297
Long-term debt	528
Collateral financing arrangements	850
Junior subordinated debt securities	399
Shares subject to mandatory redemption	159
Current income tax payable	33
Deferred income tax liability	941
Other liabilities	1,918
Separate account liabilities	17

Total liabilities held-for-sale	$19,958

The operations of RGA include direct policies and reinsurance agreements with MetLife and some of its subsidiaries. These agreements are generally terminable by either party upon 90 days written notice with respect to future new business. Agreements related to existing business generally are not terminable, unless the underlying policies terminate or are recaptured. These direct policies and reinsurance agreements do not constitute significant continuing involvement by the Company with RGA. Included in continuing operations in the Company’s consolidated statements of operations are amounts related to these transactions, including ceded amounts that reduced premiums and fees by $158 million, $251 million and $228 million and ceded amounts that reduced policyholder benefits and claims by $136 million, $290 million and $207 million for the years ended December 31, 2008, 2007 and 2006, respectively that have not been eliminated as these transactions are expected to continue after the RGA disposition. Related amounts included in the Company’s consolidated balance sheets include assets totaling $805 million, and liabilities totaling $542 million at December 31, 2007.

During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life Insurance Company, to a third party in the fourth quarter of

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

2008. The transaction is expected to close in early 2009. (See also Note 2). Accordingly, the Company has reclassified the assets and liabilities of Cova as held-for-sale and its operations into discontinued operations for all periods presented in the consolidated financial statements. The following tables present the amounts related to the operations and financial position of Cova that have been reflected as discontinued operations in the consolidated statements of income:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Premiums	$17	$15	$14
Universal life and investment-type product policy fees	81	72	68
Net investment income	38	39	55
Other revenues	—	1	1
Net investment gains (losses)	(2)	16	(5)

Total revenues	134	143	133

Policyholder benefits and claims	70	56	72
Interest credited to policyholder account balances	17	17	17
Policyholder dividends	3	3	2
Other expenses	29	29	28

Total expenses	119	105	119

Income before provision for income tax	15	38	14
Provision for income tax	4	13	3

Income from discontinued operations, net of income tax	11	25	11
Gain on disposal, net of income tax	37	—	—

Income from discontinued operations, net of income tax	$48	$25	$11

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	December 31,
	2008	2007
	(In millions)

Fixed maturity securities	$514	$508
Equity securities	1	2
Mortgage and consumer loans	41	44
Policy loans	35	34
Real estate and real estate joint ventures held-for-investment	2	2
Short-term investments	—	29
Other invested assets	—	1

Total investments	593	620
Cash and cash equivalents	32	3
Accrued investment income	7	6
Premiums and other receivables	19	17
Deferred policy acquisition costs and VOBA	232	198
Deferred income tax asset	61	—
Other assets	2	2

Total assets held-for-sale	$946	$846

Future policy benefits	$180	$158
Policyholder account balances	356	350
Other policyholder funds	181	156
Policyholder dividends payable	4	3
Current income tax payable	1	—
Deferred income tax liability	—	14
Other liabilities	26	22

Total liabilities held-for-sale	$748	$703

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

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the amounts related to the operations of MetLife Australia’s annuities and pension businesses:

	Years Ended
	December 31,
	2007	2006
	(In millions)

Revenues	$71	$132
Expenses	58	89

Income before provision for income tax	13	43
Provision for income tax	4	15
Net investment gain (loss), net of income tax	(4)	—

Income from discontinued operations, net of income tax	$5	$28

On January 31, 2005, the Company completed the sale of SSRM Holdings, Inc. to a third party for $328 million in cash and stock. The Company reported the operations of SSRM in discontinued operations. Under the terms of the sale agreement, MetLife had an opportunity to receive additional payments based on, among other things, certain revenue retention and growth measures. The purchase price was also subject to reduction over five years, depending on retention of certain MetLife-related business. In the second quarter of 2008, the Company paid $3 million, net of income tax, of which $2 million was accrued in the fourth quarter of 2007, related to the termination of certain MetLife-related business. Also under the terms of such agreement, MetLife had the opportunity to receive additional consideration for the retention of certain customers for a specific period in 2005. Upon finalization of the computation, the Company received a payment of $30 million, net of income tax, in the second quarter of 2006 due to the retention of these specific customer accounts. In the first quarter of 2007, the Company received a payment of $16 million, net of income tax, as a result of the revenue retention and growth measure provision in the sales agreement. In the fourth quarter of 2006, the Company eliminated $4 million of a liability that was previously recorded with respect to the indemnities provided in connection with the sale of SSRM, resulting in a benefit to the Company of $2 million, net of income tax. The Company believes that future payments relating to these indemnities are not probable.

The following table presents the amounts related to operations of SSRM that have been reflected as discontinued operations in the consolidated statements of income:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues	$—	$—	$—
Expenses	—	—	—

Income from discontinued operations before provision for income tax	—	—	—
Provision for income tax	—	—	—
Net investment gain (loss), net of income tax	(1)	14	32

Income from discontinued operations, net of income tax	$(1)	$14	$32

24.	Fair Value

Fair Value of Financial Instruments

As described in Note 1, the Company prospectively adopted the provisions of SFAS 157 effective January 1, 2008. As a result, the methodologies used to determine the estimated fair value for certain financial instruments at December 31, 2008 may have been modified from those utilized at December 31, 2007, which, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as defined in SFAS 157.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Accordingly, the estimated fair value of financial instruments, and the description of the methodologies used to derive those estimated fair values, are presented separately at December 31, 2007 and December 31, 2008. Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Amounts related to the Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
December 31, 2007	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$232,336	$232,336
Equity securities		$5,911	$5,911
Trading securities		$779	$779
Mortgage and consumer loans		$46,154	$46,714
Policy loans		$9,326	$9,326
Short-term investments		$2,544	$2,544
Cash and cash equivalents		$9,961	$9,961
Accrued investment income		$3,545	$3,545
Assets of subsidiaries held-for-sale		$12,609	$12,618
Liabilities:
Policyholder account balances		$110,371	$110,199
Short-term debt		$667	$667
Long-term debt		$9,100	$9,015
Collateral financing arrangements		$4,882	$4,604
Junior subordinated debt securities		$4,075	$3,982
Payables for collateral under securities loaned and other transactions		$44,136	$44,136
Liabilities of subsidiaries held-for-sale		$6,963	$6,092
Commitments: (1)
Mortgage loan commitments	$4,030	$—	$(43)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$1,196	$—	$(59)

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities and Trading Securities — The estimated fair values of publicly held fixed maturity securities and publicly held equity securities are based on quoted market prices or estimates from independent pricing services. However, in cases where quoted market prices are not available, such as for private fixed maturity securities, fair values are estimated using present value or valuation techniques. The determination of estimated fair values is based on: (i) market standard valuation methodologies; (ii) securities the Company deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The value estimates based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include; coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Mortgage and Consumer Loans, Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans, and Private Corporate Bond Investments — Fair values for mortgage and consumer loans are estimated by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. For mortgage loan commitments and commitments to fund bank credit facilities, bridge loans, and private corporate bond investments the estimated fair value is the net premium or discount of the commitments.

Policy Loans — The estimated fair values for policy loans approximate carrying values.

Cash and Cash Equivalents and Short-term Investments — The estimated fair values for cash and cash equivalents and short-term investments approximate carrying values due to the short-term maturities of these instruments.

Accrued Investment Income — The estimated fair value for accrued investment income approximates carrying value.

Policyholder Account Balances — The fair value of policyholder account balances which have final contractual maturities are estimated by discounting expected future cash flows based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the agreements being valued. The estimated fair value of policyholder account balances without final contractual maturities are assumed to equal their current net surrender value.

Short-term and Long-term Debt, Collateral Financing Arrangements, Junior Subordinated Debt Securities — The estimated fair values of short-term and long-term debt, collateral financing arrangements and junior subordinated debt securities are determined by discounting expected future cash flows using risk rates currently available for debt with similar terms and remaining maturities.

Payables for Collateral Under Securities Loaned and Other Transactions — The estimated fair value for payables for collateral under securities loaned and other transactions approximates carrying value.

Assets and Liabilities of Subsidiaries Held-For-Sale — The carrying values of assets and liabilities of subsidiaries held-for-sale reflect those assets and liabilities which were previously determined to be financial instruments and which were reflected in other financial statement captions in the table above in previous periods but have been reclassified to this caption to reflect the discontinued nature of the operations. The estimated fair value of the assets and liabilities of subsidiaries held-for-sale have been determined on a basis consistent with similar instruments as described herein.

Derivative Financial Instruments — The estimated fair value of derivative financial instruments, including financial futures, financial forwards, interest rate, credit default and foreign currency swaps, foreign currency forwards, caps, floors, and options are based upon quotations obtained from dealers or other reliable sources. See Note 4 for derivative fair value disclosures.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

	Notional	Carrying	Estimated
December 31, 2008	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$188,251	$188,251
Equity securities		$3,197	$3,197
Trading securities		$946	$946
Mortgage and consumer loans:
Held-for-investment		$49,352	$48,133
Held-for-sale		$2,012	$2,010

Mortgage and consumer loans, net		$51,364	$50,143
Policy loans		$9,802	$11,952
Real estate joint ventures (1)		$163	$176
Other limited partnership interests (1)		$1,900	$2,269
Short-term investments		$13,878	$13,878
Other invested assets: (1)
Derivative assets	$133,565	$12,306	$12,306
Mortgage servicing rights		$191	$191
Other		$801	$900
Cash and cash equivalents		$24,207	$24,207
Accrued investment income		$3,061	$3,061
Premiums and other receivables (1)		$2,995	$3,473
Other assets (1)		$800	$629
Assets of subsidiaries held-for-sale (1)		$630	$649
Separate account assets		$120,839	$120,839
Net embedded derivatives within asset host contracts (2)		$205	$205
Liabilities:
Policyholder account balances (1)		$110,174	$102,902
Short-term debt		$2,659	$2,659
Long-term debt (1)		$9,619	$8,155
Collateral financing arrangements		$5,192	$1,880
Junior subordinated debt securities		$3,758	$2,606
Payables for collateral under securities loaned and other transactions		$31,059	$31,059
Other liabilities: (1)
Derivative liabilities	$64,523	$4,042	$4,042
Trading liabilities		$57	$57
Other		$638	$638
Liabilities of subsidiaries held-for-sale (1)		$50	$49
Separate account liabilities (1)		$28,862	$28,862
Net embedded derivatives within liability host contracts (2)		$3,051	$3,051
Commitments: (3)
Mortgage loan commitments	$2,690	$—	$(129)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$979	$—	$(105)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Carrying values presented herein differ from those presented on the consolidated balance sheet because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions omitted from the table above are not considered financial instruments.

(2)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances. Equity securities also include embedded derivatives of ($173) million.

(3)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Fixed Maturity Securities, Equity Securities and Trading Securities — When available, the estimated fair value of the Company’s fixed maturity, equity and trading securities are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

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

Mortgage and Consumer Loans — The Company originates mortgage and consumer loans for both investment purposes and with the intention to sell them to third parties. Commercial and agricultural loans are originated for investment purposes and are primarily carried at amortized cost within the consolidated financial statements. Loans classified as consumer loans are generally purchased from third parties for investment purposes and are primarily carried at amortized cost. Mortgage loans held-for-sale consist principally of residential mortgage loans for which the Company has elected the fair value option and which are carried at estimated fair value in the consolidated financial statements and to a significantly lesser degree certain loans which were previously held-for-investment but

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

where the Company has changed its intention as it relates to holding them for investment. The estimated fair values of these loans are determined as follows:

•	Mortgage and Consumer Loans Held-for-Investment — For mortgage and consumer loans held-for-investment and carried at amortized cost, fair value is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk.

•	Mortgage Loans Held-for-Sale — Mortgage loans held-for-sale principally includes residential mortgages for which the fair value option was elected and which are carried at estimated fair value. Generally, quoted market prices are not available for residential mortgage loans held-for-sale; accordingly, the estimated fair values of such assets are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgages previously classified as held-for-investment have also been designated as held-for-sale. For these loans, estimated fair value is determined using independent broker quotations or, when the loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral estimated using internal models.

Policy Loans — For policy loans with fixed interest rates, estimated fair values are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed applying a weighted-average interest rate to the outstanding principal balance of the respective group of loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. The estimated fair value for policy loans with variable interest rates approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

Real Estate Joint Ventures and Other Limited Partnership Interests — Other limited partnerships and real estate joint ventures included in the preceding table consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheet represents investments in real estate or real estate joint ventures and other limited partnerships accounted for using the equity method, which do not satisfy the definition of financial instruments for which fair value is required to be disclosed.

The estimated fair values for other limited partnership interests and real estate joint ventures accounted for under the cost method are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the net asset value by a premium or discount when it has sufficient evidence to support applying such adjustments.

Short-term Investments — Certain short-term investments do not qualify as securities and are recognized at amortized cost in the consolidated balance sheet. For these instruments, the Company believes that there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, short-term investments have been monitored to ensure there is sufficient demand and maintenance of issuer credit quality and the Company has determined additional adjustment is not required. Short-term investments that meet the definition of a security are recognized at estimated fair value in the consolidated balance sheet in the same manner described above for similar instruments that are classified within captions of other major investment classes.

Other Invested Assets — Other invested assets in the consolidated balance sheet is principally comprised of freestanding derivatives with positive estimated fair values, leveraged leases, investments in tax credit partnerships,

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

joint venture investments, mortgage servicing rights, investment in a funding agreement, funds withheld at interest and various interest-bearing assets held in foreign subsidiaries. Leveraged leases and investments in tax credit partnerships and joint ventures, which are accounted for under the equity method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

The estimated fair value of derivatives — with positive and negative estimated fair values — is described in the respectively labeled section which follows.

Although mortgage servicing rights are not financial instruments, the Company has included them in the preceding table as a result of its election to carry mortgage servicing rights at fair value pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS No. 156, Accounting for Servicing of Financial Assets. As sales of mortgage servicing rights tend to occur in private transactions where the precise terms and conditions of the sales are typically not readily available, observable market valuations are limited. As such, the Company relies primarily on a discounted cash flow model to estimate the fair value of the mortgage servicing rights. The model requires inputs such as type of loan (fixed vs. variable and agency vs. other), age of loan, loan interest rates and current market interest rates that are generally observable. The model also requires the use of unobservable inputs including assumptions regarding estimates of discount rates, loan pre-payment, and servicing costs.

The fair value of the investment in a funding agreement is estimated discounting the expected future cash flows using current market rates and the credit risk of the note issuer.

For funds withheld at interest and the various interest-bearing assets held in foreign subsidiaries, the Company evaluates the specific facts and circumstances of each instrument to determine the appropriate estimated fair values. These estimated fair values were not materially different from the recognized carrying values.

Cash and Cash Equivalents — Due to the short-term maturities of cash and cash equivalents, the Company believes there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value generally approximates carrying value. In light of recent market conditions, cash and cash equivalent instruments have been monitored to ensure there is sufficient demand and maintenance of issuer credit quality, or sufficient solvency in the case of depository institutions, and the Company has determined additional adjustment is not required.

Accrued Investment Income — Due to the short-term until settlement of accrued investment income, the Company believes there is minimal risk of material changes in interest rates or credit of the issuer such that estimated fair value approximates carrying value. In light of recent market conditions, the Company has monitored the credit quality of the issuers and has determined additional adjustment is not required.

Premiums and Other Receivables — Premiums and other receivables in the consolidated balance sheet is principally comprised of premiums due and unpaid for insurance contracts, amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions, amounts receivable for securities sold but not yet settled, fees and general operating receivables, and embedded derivatives related to the ceded reinsurance of certain variable annuity riders.

Premiums receivable and those amounts recoverable under reinsurance treaties determined to transfer sufficient risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding table. Amounts recoverable under ceded reinsurance contracts which the Company has determined do not transfer sufficient risk such that they are accounted for using the deposit method of accounting have been included in the preceding table with the estimated fair value determined as the present value of expected future cash flows under the related contracts discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

The amounts on deposit for derivative settlements essentially represent the equivalent of demand deposit balances such that the estimated fair value approximates carrying value. In light of recent market conditions, the

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Company has monitored the solvency position of the financial institutions and has determined additional adjustments are not required.

Embedded derivatives recognized in connection with ceded reinsurance of certain variable annuity riders are included in this caption in the consolidated financial statements but excluded from this caption in the preceding table as they are separately presented.

Other Assets — Other assets in the consolidated balance sheet is principally comprised of prepaid expenses, amounts held under corporate owned life insurance, fixed assets, capitalized software, deferred sales inducements, VODA, VOCRA, and a receivable for cash collateral pledged under the MRC collateral financing arrangement as described in Note 11. With the exception of the receivable for collateral pledged, other assets are not considered financial instruments subject to disclosure. Accordingly, the amount presented in the preceding table represent the receivable for collateral pledged for which the estimated fair value was determined by discounting the expected future cash flows using a discount rate that reflects the credit of the financial institution.

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). The estimated fair values of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based upon quoted prices or reported net assets values provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The estimated fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. The estimated fair value of hedge funds is based upon NAVs provided by the fund manager and are reviewed by management to determine whether such values require adjustment to represent exit value. The estimated fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Policyholder Account Balances — Policyholder account balances in the table above include investment contracts and customer bank deposits. Embedded derivatives on investment contracts and certain variable annuity riders accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the table above as they are separately presented therein. The remaining difference between the amounts reflected as policyholder account balances in the preceding table and those recognized in the consolidated balance sheet represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

The investment contracts primarily include guaranteed investment contracts, certain funding arrangements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities, and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit determined using market standard swap valuation models and observable market inputs that take into consideration publicly available information relating to the Company’s debt as well as its claims paying ability.

Due to frequency of interest rate resets on customer bank deposits held in money market accounts, the Company believes that there is minimal risk of a material change in interest rates such that the estimated fair value

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

approximates carrying value. For time deposits, estimated fair values are estimated by discounting the expected cash flows to maturity using a discount rate based on an average market rate for certificates of deposit being offered by a representative group of large financial institutions as of the date of the valuation.

Short-term and Long-term Debt, Collateral Financing Arrangements, and Junior Subordinated Debt — The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair values of long-term debt, collateral financing arrangements, and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar, remaining maturities and reflecting the credit risk of the Company including inputs, when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights; contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

The carrying value of long-term debt presented in the table above differs from the amounts presented in the consolidated balance sheet as it does not include capital leases which are not required to be disclosed at estimated fair value.

Payables for Collateral Under Securities Loaned and Other Transactions — The estimated fair value for payables for collateral under securities loaned and other transactions approximates carrying value. The related agreements to loan securities are short-term in nature such that Company believes there is limited risk of a material change in market interest rates. Additionally, because borrowers are cross-collateralized by the borrowed securities, the Company believes no additional consideration for changes in its own credit are necessary.

Other Liabilities — Other liabilities in the consolidated balance sheet is principally comprised of freestanding derivatives with negative estimated fair values; securities trading liabilities; tax and litigation contingency liabilities; obligations for employee-related benefits; interest due on the Company’s debt obligations and on cash collateral held in relation to securities lending; dividends payable; amounts due for securities purchased but not yet settled; amounts due under assumed reinsurance contracts; minority interests in consolidated subsidiaries; and general operating accruals and payables.

The estimated fair value of derivatives — with positive and negative estimated fair values — is described in the respectively labeled section which follows.

The amounts included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of securities trading liabilities; interest and dividends payable; amounts due for securities purchased but not yet settled; and amounts payable under certain assumed reinsurance contracts recognized using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each arrangement to determine the appropriate estimated fair values, which were not materially different from the recognized carrying values.

Separate Account Liabilities — Separate account liabilities included in the table above represent those balances due to policyholders under contracts that are classified as investment contracts. The difference between the separate account liabilities reflected above and the amounts presented in the consolidated balance sheet represents those contracts classified as insurance contracts which do not satisfy the criteria of financial instruments for which fair value is to be disclosed.

Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance; funding arrangements related to institutional group life contracts; and certain contracts that provide for benefit funding under Institutional retirement & savings products.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Separate account liabilities, whether related to investment or insurance contracts, are recognized in the consolidated balance sheet at an equivalent summary total of the separate account assets as prescribed by SOP 03-1. Separate account assets, which equal net deposits, net investment income and realized and unrealized capital gains and losses, are fully offset by corresponding amounts credited to the contractholders’ liability which is reflected in separate account liabilities. Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described above, the Company believes the value of those assets approximates the estimated fair value of the related separate account liabilities.

Derivatives — The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and financial forwards to sell residential mortgage-backed securities or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all over-the-counter derivatives after taking into account the effects of netting agreements and collateral arrangements. Credit risk is monitored and consideration of any potential credit adjustment is based on net exposure by counterparty. This is due to the existence of netting agreements and collateral arrangements which effectively serve to mitigate risk. The Company values its derivative positions using the standard swap curve which includes a credit risk adjustment. This credit risk adjustment is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The need for such additional credit risk adjustments is monitored by the Company. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties.

Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

Embedded Derivatives within Asset and Liability Host Contracts — Embedded derivatives principally include certain direct, assumed and ceded variable annuity riders and certain guaranteed investment contracts with equity or bond indexed crediting rates. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value adjusted through net income.

The Company issues certain variable annuity products with guaranteed minimum benefit riders. GMWB, GMAB and certain GMIB riders are embedded derivatives, which are measured at estimated fair value separately

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. Effective January 1, 2008, upon adoption of SFAS 157, the valuation of these riders now includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the riders that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB and GMAB riders described in the preceding paragraph. These reinsurance contracts contain embedded derivatives which are included in premiums and other receivables with changes in estimated fair value reported in net investments gains (losses) or policyholder benefit and claims depending on the income statement classification of the direct risk. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the riders directly written by the Company.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain guaranteed investment contracts is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. The estimated fair value of these embedded derivatives are included, along with their guaranteed investment contract host, within policyholder account balances with changes in estimated fair value recorded in net investment gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The accounting for embedded derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.

Assets and Liabilities of Subsidiaries Held-For-Sale — The carrying value of the assets and liabilities of subsidiaries held-for-sale reflects those assets and liabilities which were previously determined to be financial instruments and which were reflected in other financial statement captions in the table above in previous periods but have been reclassified to this caption to reflect the discontinued nature of the operations. The estimated fair value of the assets and liabilities of subsidiaries held-for-sale have been determined on a basis consistent with the asset type as described herein.

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans, and Private Corporate Bond Investments — The estimated fair values for mortgage loan commitments and commitments to fund bank credit facilities, bridge loans and private corporate bond investments reflected in the above table represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the original commitments.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	December 31, 2008
	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable	Total
	and Liabilities	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$55,805	$7,498	$63,303
Residential mortgage-backed securities	—	35,433	595	36,028
Foreign corporate securities	—	23,735	5,944	29,679
U.S. Treasury/agency securities	10,132	11,090	88	21,310
Commercial mortgage-backed securities	—	12,384	260	12,644
Asset-backed securities	—	8,071	2,452	10,523
Foreign government securities	282	9,463	408	10,153
State and political subdivision securities	—	4,434	123	4,557
Other fixed maturity securities	—	14	40	54

Total fixed maturity securities	10,414	160,429	17,408	188,251

Equity securities:
Common stock	413	1,167	105	1,685
Non-redeemable preferred stock	—	238	1,274	1,512

Total equity securities	413	1,405	1,379	3,197

Trading securities	587	184	175	946
Short-term investments (1)	10,549	2,913	100	13,562
Mortgage and consumer loans (2)	—	1,798	177	1,975
Derivative assets (3)	55	9,483	2,768	12,306
Net embedded derivatives within asset host contracts (4)	—	—	205	205
Mortgage servicing rights (5)	—	—	191	191
Separate account assets (6)	85,886	33,195	1,758	120,839

Total assets	$107,904	$209,407	$24,161	$341,472

Liabilities
Derivative liabilities (3)	$273	$3,548	$221	$4,042
Net embedded derivatives within liability host contracts (4)	—	(83)	3,134	3,051
Trading liabilities (7)	57	—	—	57

Total liabilities	$330	$3,465	$3,355	$7,150

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Short-term investments as presented in the table above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

(2)	Mortgage and consumer loans as presented in the table above differ from the amount presented in the consolidated balance sheet as this table only includes residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. The amounts are presented gross in the table above to reflect the presentation in the consolidated balance sheet, but are presented net for purposes of the rollforward in the following tables.

(4)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances. Equity securities also includes embedded derivatives of ($173) million.

(5)	Mortgage servicing rights are presented within other invested assets.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets as prescribed by SOP 03-1.

(7)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1, based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury and agency fixed maturity securities, certain foreign government fixed maturity securities; exchange-traded common stock; and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures, as well as financial forwards to sell residential mortgage-backed securities. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 2 include residential mortgage loans held-for-sale for which there is readily available observable pricing for similar loans or securities backed by similar loans and the unobservable adjustments to such prices are insignificant. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures and financial forwards to sell residential mortgage-backed securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account. Hedge funds owned by separate accounts are also included within this level. Embedded derivatives classified within this level include embedded equity derivatives contained in certain guaranteed investment contracts.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; asset-backed securities — including all of those supported by sub-prime mortgage loans; and other fixed maturity securities such as structured securities. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 3 include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimate of fair value is determined using unobservable broker quotes. As it relates to derivatives this category includes: financial forwards including swap spread locks with maturities which extend beyond observable periods; interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity riders. This category also includes mortgage servicing rights which are carried at estimated fair value and have multiple significant unobservable inputs including discount rates, estimates of loan prepayments and servicing costs.

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for year ended December 31, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
		Impact of		Gains (Losses) included in:		Purchases,
	Balance,	SFAS 157 and	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	SFAS 159	Beginning		Comprehensive	Issuances and	and/or Out	End of
	2007	Adoption (1)	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	Period
	(In millions)

Fixed maturity securities	$23,326	$(8)	$23,318	$(881)	$(6,272)	$(596)	$1,839	$17,408
Equity securities	2,371	—	2,371	(197)	(478)	(288)	(29)	1,379
Trading securities	183	8	191	(26)	—	18	(8)	175
Short-term investments	179	—	179	—	—	(79)	—	100
Mortgage and consumer loans	—	—	—	4	—	171	2	177
Net derivatives (6)	789	(1)	788	1,729	—	29	1	2,547
Mortgage servicing rights (7),(8)	—	—	—	(149)	—	340	—	191
Separate account assets (9)	1,464	—	1,464	(129)	—	90	333	1,758
Net embedded derivatives (10)	(278)	24	(254)	(2,500)	(81)	(94)	—	(2,929)

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. The net impact of adoption on Level 3 assets and liabilities presented in the table above was a $23 million increase to net assets. Such amount was also impacted by an increase to DAC of $17 million. The impact of adoption of SFAS 157 on RGA — not reflected in the table above as a result of the reflection of RGA in discontinued operations — was a net increase of $2 million (i.e., a decrease in Level 3 net embedded derivative liabilities of $17 million offset by a DAC decrease of $15 million) for a total impact of $42 million on Level 3 assets and liabilities. This impact of $42 million along with a $12 million reduction in the estimated fair value of Level 2 freestanding derivatives, results in a total net impact of adoption of SFAS 157 of $30 million as described in Note 1.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/losses. Impairments are included within net investment gains (losses) which is reported within the earnings caption of total gains/losses. Lapses associated with embedded derivatives are included with the earnings caption of total gains/losses.

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in (out) of Level 3 occurred at the beginning of the period. Items transferred in and out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	The additions and reductions (due to loan payments) affecting mortgage servicing rights were $350 million and ($10) million respectively, for the year ended December 31, 2008.

(8)	The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting mortgage servicing rights were ($149) million and $0, respectively, for the year ended December 31, 2008.

(9)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(10)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(11)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The table below summarizes both realized and unrealized gains and losses for the year ended December 31, 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

Fixed maturity securities	$176	$(1,057)	$—	$—	$(881)
Equity securities	—	(197)	—	—	(197)
Trading securities	(26)	—	—	—	(26)
Short-term investments	1	(1)	—	—	—
Mortgage and consumer loans	—	—	4	—	4
Net derivatives	103	1,587	39	—	1,729
Mortgage servicing rights	—	—	(149)	—	(149)
Net embedded derivatives	—	(2,682)	—	182	(2,500)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the year ended December 31, 2008 for Level 3 assets and liabilities that are still held at December 31, 2008.

	Changes in Unrealized Gains (Losses)
	Relating to Assets and Liabilities Held at December 31, 2008
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

Fixed maturity securities	$163	$(793)	$—	$—	$(630)
Equity securities	—	(164)	—	—	(164)
Trading securities	(17)	—	—	—	(17)
Short-term investments	—	—	—	—	—
Mortgage and consumer loans	—	—	3	—	3
Net derivatives	114	1,504	38	—	1,656
Mortgage servicing rights	—	—	(150)	—	(150)
Net embedded derivatives	—	(2,779)	—	182	(2,597)

Fair Value Option — Mortgage and Consumer Loans

The Company has elected fair value accounting for certain residential mortgage loans held-for-sale. At December 31, 2008, the estimated fair value carrying amount of $1,975 million is greater than the aggregate unpaid principal amount of $1,920 million by $55 million. None of the loans where the fair value option has been elected are more than 90 days past due or in non-accrual status at December 31, 2008.

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

Changes in estimated fair value of $55 million have been included in the statement of income for residential mortgage loans held-for-sale for the year ended December 31, 2008.

MetLife, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Changes in estimated fair value due to instrument-specific credit risk are estimated based on changes in credit spreads for non-agency loans and adjustments in individual loan quality, of which there were none for the year ended December 31, 2008.

Non-Recurring Fair Value Measurements

At December 31, 2008, the Company held $220 million in mortgage loans which are carried at estimated fair value based on independent broker quotations or, if the loans were in foreclosure or are otherwise determined to be collateral dependent, on the value of the underlying collateral of which $188 million was related to impaired mortgage loans held-for-investment and $32 million to certain mortgage loans held-for-sale. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $79 million for the year ended December 31, 2008.

At December 31, 2008, the Company held $137 million in cost basis other limited partnership interests which were impaired during the year ended December 31, 2008 based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $105 million for the year ended December 31, 2008.

25.	Subsequent Events

Dividends

On February 18, 2009, the Company’s Board of Directors announced dividends of $0.25 per share, for a total of $6 million, on its Series A preferred shares, and $0.40625 per share, for a total of $24 million, on its Series B preferred shares, subject to the final confirmation that it has met the financial tests specified in the Series A and Series B preferred shares, which the Company anticipates will be made on or about March 5, 2009, the earliest date permitted in accordance with the terms of the securities. Both dividends will be payable March 16, 2009 to shareholders of record as of February 28, 2009.

Remarketing of Securities and Settlement of Stock Purchase Contracts Underlying Common Equity Units

On February 17, 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debentures underlying the common equity units. The junior subordinated debentures were modified as permitted by their terms to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the applicable stock purchase contract. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contract, the terms of the debt are the same as the remarketed debt.

The subsequent settlement of the stock purchase contracts occurred on February 17, 2009, providing proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the remaining stock purchase contracts issued as part of the common equity units sold in June 2005.

See also Notes 10, 12, 13 and 18.

MetLife, Inc.

Schedule I

Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2008
(In millions)

			Amount at
	Cost or	Estimated	Which Shown on
Type of Investments	Amortized Cost(1)	Fair Value	Balance Sheet

Fixed Maturity Securities:
Bonds:
U.S. Treasury/agency securities	$17,229	$21,310	$21,310
Foreign government securities	9,474	10,153	10,153
Public utilities	9,906	9,058	9,058
State and political subdivision securities	5,419	4,557	4,557
All other corporate bonds	89,783	79,716	79,716
Mortgage-backed and asset-backed securities	70,320	59,195	59,195
Redeemable preferred stock	7,320	4,208	4,208
Other fixed maturity securities	57	54	54

Total fixed maturity securities	209,508	188,251	188,251

Trading Securities	1,107	946	946

Equity Securities:
Non-redeemable preferred stock	2,353	1,512	1,512
Common stock:
Public utilities	966	957	957
Industrial, miscellaneous and all other	640	590	590
Banks, trust and insurance companies	172	138	138

Total equity securities	4,131	3,197	3,197

Mortgage and consumer loans:
Held-for-sale	2,012		2,012
Held-for-investment	49,352		49,352

Mortgage and consumer loans, net	51,364		51,364

Policy loans	9,802		9,802
Real estate and real estate joint ventures	7,584		7,584
Real estate acquired in satisfaction of debt	2		2
Other limited partnership interests	6,039		6,039
Short-term investments	13,878		13,878
Other invested assets	17,248		17,248

Total investments	$320,663		$298,311

(1)	The Company’s trading securities portfolio is mainly comprised of fixed maturity and equity securities. Cost or amortized cost for fixed maturity securities and mortgage and consumer loans represents original cost reduced by repayments, net valuation allowances and writedowns from other-than-temporary declines in value and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by writedowns from other-than-temporary declines in value; for real estate, cost represents original cost reduced by writedowns and adjusted for valuation allowances and depreciation; cost for real estate joint ventures and other limited partnership interests represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife, Inc.

Schedule II

Condensed Financial Information
(Parent Company Only)
December 31, 2008 and 2007
(In millions, except share and per share data)

	2008	2007

Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $1,504 and $2,567, respectively)	$1,391	$2,540
Equity securities available-for-sale, at estimated fair value (cost: $20 and $32, respectively)	8	24
Short-term investments	1,073	—
Other invested assets	39	65

Total investments	2,511	2,629
Cash and cash equivalents	678	587
Accrued investment income	29	62
Investment in subsidiaries	33,203	45,611
Loans to subsidiaries	1,200	1,600
Receivables from subsidiaries	1	20
Other assets	974	82

Total assets	$38,596	$50,591

Liabilities and Stockholders’ Equity Liabilities:
Short-term debt	$300	$310
Long-term debt — unaffiliated	7,660	7,017
Long-term debt — affiliated	500	500
Collateral financing arrangements	2,692	2,382
Junior subordinated debt securities	2,315	3,382
Payables for collateral under securities loaned and other transactions	343	814
Other liabilities	1,052	1,007

Total liabilities	14,862	15,412

Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 798,016,664 and 786,766,664 shares issued at December 31, 2008 and 2007, respectively; 793,629,070 and 729,223,440 shares outstanding at December 31, 2008 and 2007, respectively	8	8
Additional paid-in capital	15,811	17,098
Retained earnings	22,403	19,884
Treasury stock, at cost; 4,387,594 and 57,543,224 shares at December 31, 2008 and 2007, respectively	(236)	(2,890)
Accumulated other comprehensive income (loss)	(14,253)	1,078

Total stockholders’ equity	23,734	35,179

Total liabilities and stockholders’ equity	$38,596	$50,591

See accompanying notes to condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2008, 2007 and 2006
(In millions)

	2008	2007	2006

Condensed Statements of Income
Equity in earnings of subsidiaries	$3,666	$4,632	$6,675
Net investment income	167	274	140
Net investment gains (losses)	(272)	(41)	(6)
Other income	149	84	—
Interest expense	(736)	(733)	(618)
Other expenses	(89)	(62)	(88)

Income before provision for income tax	2,885	4,154	6,103
Income tax expense (benefit)	(324)	(163)	(190)

Net income	3,209	4,317	6,293
Preferred stock dividends	125	137	134

Net income available to common shareholders	$3,084	$4,180	$6,159

See accompanying notes to condensed financial information.

MetLife, Inc.

Schedule II

Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2008, 2007 and 2006
(In millions)

	2008	2007	2006

Condensed Statements of Cash Flows
Cash flows from operating activities
Net income	$3,209	$4,317	$6,293
Earnings of subsidiaries	(3,666)	(4,632)	(6,675)
Dividends from subsidiaries	1,148	1,254	4,237
Other, net	509	248	60

Net cash provided by operating activities	1,200	1,187	3,915

Cash flows from investing activities
Sales of fixed maturity securities	3,970	5,203	1,123
Purchases of fixed maturity securities	(2,983)	(4,586)	(3,575)
Sales of equity securities	—	13	—
Purchases of equity securities	(1)	(32)	—
Net change in short-term investments	(1,073)	—	38
Purchase of businesses	(202)	—	(115)
Capital contribution to subsidiaries	(1,284)	(422)	(690)
Return of capital from subsidiaries	—	526	413
Repayment of loans to subsidiaries	400	800	—
Issuance of loans to subsidiaries	—	(700)	—
Disposal of subsidiary	(43)	—	—
Other, net	57	(60)	—

Net cash (used in) provided by investing activities	(1,159)	742	(2,806)

Cash flows from financing activities
Net change in short-term debt	(10)	(306)	(345)
Long-term debt repaid	—	—	(500)
Cash paid in connection with collateral financing arrangements	(800)	—	—
Junior subordinated debt securities issued	—	—	1,248
Debt issuance costs	(8)	(7)	(12)
Net change in payable for collateral under securities loaned and other transactions	(471)	(282)	850
Common stock issued, net of issuance costs	290	—	—
Stock options exercised	45	110	83
Treasury stock acquired in connection with share repurchase agreements	(1,250)	(1,705)	(500)
Treasury stock issued in connection with common stock issuance, net of issuance costs	1,936	—	—
Treasury stock issued to settle stock forward contracts	1,035	—	—
Dividends on preferred stock	(125)	(137)	(134)
Dividends on common stock	(592)	(541)	(450)
Other, net	—	—	(1)

Net cash provided by (used in) financing activities	50	(2,868)	239

Change in cash and cash equivalents	91	(939)	1,348
Cash and cash equivalents, beginning of year	587	1,526	178

Cash and cash equivalents, end of year	$678	$587	$1,526

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$696	$711	$596

Income tax	$(249)	$(241)	$(136)

Non-cash transactions during the year:
Disposal of subsidiary:
Investment in subsidiary disposed	$1,716	$—	$—
Add: transaction costs, including cash paid of $43	60	—	—
Less: treasury stock received in common stock exchange	(1,318)	—	—

Loss on disposal of subsidiary	$458	$—	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$32	$—	$—

Long-term debt issued	$1,035	$—	$—

Junior subordinated debt securities redeemed	$1,067	$—	$—

Issuance of exchange bond to an affiliate	$—	$—	$214

Contribution of goodwill to subsidiaries	$22	$—	$32

Contribution of other intangible assets to subsidiaries, net of deferred income tax	$97	$—	$558

Issuance of collateral financing arrangement	$310	$2,382	$—

Capital contribution to subsidiary	$310	$2,382	$—

Allocation of interest expense to subsidiary	$107	$84	$—

Allocation of interest income to subsidiary	$110	$72	$—

See accompanying notes to condensed financial information.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information
(Parent Company Only)

1.	Summary of Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). MetLife, Inc. is a leading provider of individual insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Europe and Asia Pacific regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and home insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

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

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

2.	Dispositions and Acquisition

Disposition of Reinsurance Group of America, Incorporated

As more fully described in Note 2 of the Notes to the Consolidated Financial Statements, on September 12, 2008, the Holding Company completed a tax-free split-off of its majority-owned subsidiary, Reinsurance Group of America, Incorporated (“RGA”). The Holding Company and RGA entered into a recapitalization and distribution agreement, pursuant to which the Holding Company agreed to divest substantially all of its 52% interest in RGA to the Holding Company’s stockholders. As a result of completion of the recapitalization and exchange offer, the Holding Company received from its’ stockholders 23,093,689 shares of the Holding Company’s common stock with a market value of $1,318 million and, in exchange, delivered 29,243,539 shares of RGA’s Class B common stock with a net book value of $1,716 million. The transaction resulted in a loss of $398 million, which is included in equity in earnings of subsidiaries, and transaction costs of $60 million, which is included in other expenses.

Disposition of Texas Life Insurance Company

As more fully described in Note 2 of the Notes to the Consolidated Financial Statements, the Holding Company anticipates completing the sale of Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company in early 2009. As a result of the sale agreement, the Holding Company recognized a tax benefit of $65 million relating to the excess of outside tax basis of Cova over its financial reporting basis.

2008 Acquisition

During 2008, the Holding Company made an acquisition for $202 million. Total consideration paid by the Holding Company for this acquisition consisted of $190 million in cash and $12 million in transaction costs. At December 31, 2008 the Holding Company held a receivable related to the settlement of this transaction of $3 million. The net fair value of assets acquired and liabilities assumed totaled $129 million which is included in investment in subsidiaries, resulting in goodwill of $70 million of which $22 million was contributed to a subsidiary of the Holding Company. The goodwill is deductible for tax purposes. During 2008, the Holding Company made a capital contribution of $97 million to its subsidiaries in the form of other intangible assets of $143 million, net of deferred taxes of $46 million, for which the subsidiaries receive the benefit of such assets.

3.	Loans to Subsidiaries

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

	Interest	Maturity	December 31,
Subsidiaries	Rate	Date	2008	2007
			(In millions)

Metropolitan Life Insurance Company	3-month LIBOR + 1.15%	December 31, 2009	$700	$700
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100
MetLife Investors USA Insurance Company	7.35%	April 1, 2035	—	400

Total			$1,200	$1,600

In June 2008, MetLife Investors USA Insurance Company (“MLI-USA”) repaid the $400 million surplus note with an interest rate of 7.35% to the Holding Company.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

In December 2007, MLIC repaid the $800 million surplus note with an interest rate of 5.00% to the Holding Company and then issued to the Holding Company a $700 million surplus note with an interest rate of 3-month LIBOR plus 1.15%.

Interest income earned on loans to subsidiaries of $81 million, $105 million and $105 million for the years ended December 31, 2008, 2007 and 2006, respectively, is included within net investment income.

Payments of interest and principal on surplus notes, which are subordinate to all other obligations of the issuing company, may be made only with the prior approval of the insurance department of the state of domicile.

4.	Long-term and Short-term Debt

Long-term Debt

Long-term debt outstanding is as follows:

	December 31,
	2008	2007
	(In millions)

Senior notes:
6.13% due 2011	$750	$750
5.38% due 2012	399	398
5.00% due 2013	498	497
5.50% due 2014	351	352
5.00% due 2015	998	998
6.82% due 2018	1,035	—
5.25% due 2020	578	787
5.38% due 2024	503	687
6.50% due 2032	596	596
5.88% due 2033	200	200
6.38% due 2034	754	754
5.70% due 2035	998	998

Total long-term debt — unaffiliated	7,660	7,017
Total long-term debt — affiliated	500	500

Total	$8,160	$7,517

Issuances

In August 2008, the Holding Company issued $1,035 million of long-term debt with an interest rate of 6.82% maturing in 2018. See also Notes 10, 12 and 13 of the Notes to the Consolidated Financial Statements.

In September 2006, the Holding Company issued $204 million of affiliated long-term debt with an interest rate of 6.07% maturing in 2016.

In March 2006, the Holding Company issued $10 million of affiliated long-term debt with an interest rate of 5.70% maturing in 2016.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

Repayments

The Holding Company repaid a $500 million 5.25% senior note which matured in December 2006.

Short-term Debt

At December 31, 2008 and 2007, the Holding Company’s short-term debt of $300 million and $310 million, respectively, consisted of commercial paper. During the years ended December 31, 2008, 2007 and 2006, the commercial paper’s average daily balance was $352 million, $634 million and $1.1 billion, respectively, and was outstanding for an average of 26 days, 41 days and 32 days, respectively, with a weighted average interest rate of 2.5%, 4.9% and 5.2%, respectively.

Interest Expense

Interest expense is comprised of the following:

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Short-term debt	$10	$33	$59
Long-term debt — unaffiliated	412	401	430
Long-term debt — affiliated	28	30	20
Collateral financing arrangements	121	84	—
Junior subordinated debt securities	164	183	106
Stock purchase contracts	1	2	3

Total interest expense	$736	$733	$618

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  In December 2008, the Holding Company and MetLife Funding, Inc. entered into an amended and restated $2,850 million credit agreement (dated as of June 2007 and amended and restated at December 23, 2008) with various financial institutions, the proceeds of which are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. The borrowers and the lenders under this facility may agree to extend the term of all or part of the facility to no later than June 2014, except that letters of credit outstanding upon termination may remain outstanding until June 2015. The Holding Company and MetLife Funding, Inc. incurred amendment costs of $11 million related to the $2,850 million amended and restated credit agreement, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement. The Holding Company did not have any deferred financing costs associated with the original June 2007 credit agreement.

At December 31, 2008, $2.3 billion of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

These agreements contain various administrative, reporting, legal and financial covenants, including a consolidated net worth covenant. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

Committed Facilities.  The Holding Company maintains committed facilities aggregating $11.5 billion at December 31, 2008. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements as specified below. The facilities are used for collateral for certain of the Company’s insurance liabilities. These agreements contain various administrative, reporting, legal and financial covenants, including a consolidated net worth covenant.

Total fees associated with these committed facilities were $35 million, of which $13 million related to deferred amendment fees, for the year ended December 31, 2008. Information on committed facilities at December 31, 2008 is as follows:

					Letter of
					Credit	Unused	Maturity
Account Party/Borrower(s)	Expiration		Capacity	Drawdowns	Issuances	Commitments	(Years)
			(In millions)

MetLife, Inc.	August 2009	(1)	$500	$—	$500	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016	(3)	500	—	490	10	7
Exeter Reassurance Company Ltd.	December 2027	(2), (4)	650	—	410	240	19
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	(5)	3,500	2,692	—	808	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037	(2), (6)	2,896	—	1,359	1,537	29
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038	(2), (7)	3,500	—	1,500	2,000	29

Total			$11,546	$2,692	$4,259	$4,595

(1)	In December 2008, the Holding Company entered into an amended and restated one year $500 million letter of credit facility (dated as of August 2008 and amended and restated at December 31, 2008 with an unaffiliated financial institution. Exeter Reassurance Company, Ltd. is a co-applicant under this letter of credit facility. This letter of credit facility matures in August 2009, except that letters of credit outstanding upon termination may remain outstanding until August 2010. Fees for this agreement include a margin of 2.25% and a utilization fee of 0.05%, as applicable. The Holding Company incurred amendment costs of $1.3 million related to the $500 million amended and restated letter of credit facility, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement.

(2)	The Holding Company is a guarantor under this agreement.

(3)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(4)	In December 2008, Exeter as borrower and the Holding Company as guarantor entered into an amendment of an existing credit agreement with an unaffiliated financial institution. Issuances under this facility are set to expire in December 2027. Exeter incurred amendment costs of $1.6 million related to the amendment of the existing credit agreement, which have been capitalized and included in other assets. These costs will be amortized over the term of the agreement.

(5)	In May 2007, MetLife Reinsurance Company of South Carolina (“MRSC”), a wholly-owned subsidiary of the Holding Company, terminated the $2.0 billion amended and restated five-year letter of credit and reimbursement agreement entered into among the Holding Company, MRSC and various financial institutions on April 25, 2005. In its place, the Holding Company entered into a 30-year collateral

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

financing arrangement as described in Note 11 of the Notes to the Consolidated Financial Statements, which may be extended by agreement of the Holding Company and the financial institution on each anniversary of the closing of the facility for an additional one-year period. At December 31, 2008, $2.7 billion had been drawn upon under the collateral financing arrangement.

(6)	In December 2007, Exeter terminated four letters of credit, with expirations from March 2025 through December 2026, which were issued under a letter of credit facility with an unaffiliated financial institution in an aggregate amount of $1.7 billion. The letters of credit had served as collateral for Exeter’s obligations under a reinsurance agreement that was recaptured by MLI-USA in December 2007. MLI-USA immediately thereafter entered into a new reinsurance agreement with MetLife Reinsurance Company of Vermont (“MRV”). To collateralize its reinsurance obligations, MRV and the Holding Company entered into a 30-year, $2.9 billion letter of credit facility with an unaffiliated financial institution.

(7)	In September 2008, MRV and the Holding Company entered into a 30-year, $3.5 billion letter of credit facility with an unaffiliated financial institution. These letters of credit serve as collateral for MRV’s obligations under a reinsurance agreement.

Letters of Credit.  At December 31, 2008, the Holding Company had outstanding $2.8 billion in letters of credit, substantially all of which are associated with the aforementioned credit facilities, from various financial institutions, of which $500 million and $2.3 billion were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

5.	Related Party Transactions

Dividends

The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is based on the surplus to policyholders as of the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. The maximum aggregate amount of dividends which the Holding Company subsidiaries may pay to the Holding Company in 2009 without insurance regulatory approval is $1,363 million.

Financing Arrangements Related to Subsidiaries

As described more fully in Note 11 of the Notes to the Consolidated Financial Statements:

•	In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MetLife Reinsurance Company of Charleston’s (“MRC”) reinsurance of the closed block liabilities, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly. Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes and in connection with any early termination of this agreement. During the year ended December 31, 2008, the Holding Company paid $800 million to the unaffiliated financial institution related to a decline in the estimated fair value of the surplus notes. This payment reduced the amount under the agreement on which the Holding Company’s interest payment is due but did not reduce the outstanding amount of the surplus notes. In addition, the Holding Company had pledged collateral of $230 million to the unaffiliated financial institution at

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

December 31, 2008. No collateral had been pledged at December 31, 2007. The Holding Company’s net cost of 0.57% has been allocated to MRC. For the year ended December 31, 2008, this amount was $14 million. For the year ended December 31, 2007, this amount was immaterial.

•	In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the estimated fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. As a result of this agreement, the Holding Company effectively assumed the $2.4 billion liability under the collateral financing arrangement along with a beneficial interest in the trust holding the associated assets. The Holding Company simultaneously contributed to MRSC its beneficial interest in the trust, along with any return to be received on the investment portfolio held by the trust. For the year ended December 31, 2008, the Holding Company paid $320 million to the unaffiliated financial institution as a result of the decline in the estimated fair value of the assets in the trust. All of the $320 million was deposited into the trust. In January 2009, the Holding Company paid an additional $360 million to the unaffiliated financial institution as a result of the continued decline in the estimated fair value of the assets in trust which was also deposited into the trust. In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At December 31, 2008, the Holding Company had pledged $86 million under the agreement. No collateral had been pledged under the agreement as December 31, 2007. Interest expense incurred by the Holding Company under the collateral financing arrangement for the years ended December 31, 2008 and 2007 was $107 million and $84 million, respectively. The allocation of these financing costs to MRSC is included in other revenues and recorded as an additional investment in MRSC.

Support Agreements

In October 2007, the Holding Company, in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Banking, Insurance, Securities and Health Care Administration to take necessary action to cause each of the two initial protected cells of MRV to maintain total adjusted capital equal to or greater than 200% of such protected cell’s authorized control level risk-based capital (“RBC”), as defined in state insurance statutes. This transaction is more fully described in Note 10 of the Notes to the Consolidated Financial Statements.

In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital at a level of not less than 200% of the company action level RBC, as defined in state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. This collateral financing arrangement is more fully described in Note 11 of the Notes to the Consolidated Financial Statements.

In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, committed to the South Carolina Department of Insurance to take necessary action to cause MRSC to maintain total adjusted capital equal to the greater of $250,000

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

or 100% of MRSC’s authorized control level RBC, as defined in state insurance statutes. This collateral financing arrangement is more fully described in Note 11 of the Notes to the Consolidated Financial Statements.

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

The Holding Company has guaranteed the obligations of its subsidiary, Exeter, under a reinsurance agreement with MSMIC under which Exeter reinsures variable annuities written by MSMIC.

Management anticipates that to the extent that these arrangements place significant demands upon the Holding Company, there will be sufficient liquidity and capital to enable the Holding Company to meet these demands.

Other

See Note 3 for description of loans to subsidiaries.

See Note 4 for description of the Holding Company’s debt with subsidiaries.

6.	Fair Value

Fair Value of Financial Instruments

The Holding Company prospectively adopted the provisions of SFAS 157 effective January 1, 2008. As a result, the methodologies used to determine the estimated fair value for certain financial instruments at December 31, 2008 may have been modified from those utilized at December 31, 2007, which, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as defined in SFAS 157. Accordingly, the estimated fair value of financial instruments, and the description of the methodologies used to derive those estimated fair values, are presented separately at December 31, 2007 and December 31, 2008. Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

Amounts related to the Holding Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
December 31, 2007	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$2,540	$2,540
Equity securities		$24	$24
Cash and cash equivalents		$587	$587
Accrued investment income		$62	$62
Liabilities:
Short-term debt		$310	$310
Long-term debt — unaffiliated		$7,017	$6,814
Long-term debt — affiliated		$500	$413
Collateral financing arrangements		$2,382	$2,164
Junior subordinated debt securities		$3,382	$3,268
Payables for collateral under securities loaned and other transactions		$814	$814

For a summary of the methods and assumptions used to estimate the fair value of financial instruments, including long-term debt-affiliated which is valued in the same manner as long-term debt-unaffiliated, see “Fair Value of Financial Instruments — 2007” in Note 24 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

	Notional	Carrying	Estimated
December 31, 2008	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$1,391	$1,391
Equity securities		$8	$8
Short-term investments		$1,073	$1,073
Other invested assets (3)	$1,332	$39	$39
Cash and cash equivalents		$678	$678
Accrued investment income		$29	$29
Loans to and receivables from subsidiaries		$1,201	$984
Other assets (1)		$863	$692
Liabilities:
Short-term debt		$300	$300
Long-term debt — unaffiliated		$7,660	$6,348
Long-term debt — affiliated		$500	$351
Collateral financing arrangements		$2,692	$946
Junior subordinated debt securities		$2,315	$1,720
Payables for collateral under securities loaned and other transactions		$343	$343
Other liabilities: (1)
Derivative liabilities	$2,318	$634	$634
Other		$176	$176
Commitments:
Commitment under collateral financing arrangement (2)	$1,700	$—	$(502)

(1)	Carrying values presented herein differ from those presented in the condensed financial information because certain items within the respective balance sheet caption are not considered financial instruments. Balance sheet captions omitted from the table above are not considered financial instruments.

(2)	Commitment under collateral financing arrangement is an off-balance sheet liability and is not recognized in the condensed financial information.

(3)	Other invested assets is comprised of freestanding derivatives with positive estimated fair values.

For a summary of the methods and assumptions used to estimate the fair value of financial instruments, including long-term debt-affiliated which is valued in the same manner as long-term debt-unaffiliated, see “Fair Value of Financial Instruments — 2008” under Note 24 of the Notes to the Consolidated Financial Statements. The methods and assumptions used to estimate the fair value of certain other financial instruments are summarized as follows:

Loans to and Receivables from Subsidiaries — The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. The estimated fair values are determined by discounting expected future cash flows using current market interest rates currently available for instruments with similar terms issued to companies of comparable credit quality of the respective subsidiaries.

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

Commitment Under Collateral Financing Arrangement — The commitment under collateral financing arrangement is an off-balance sheet liability that represents the Holding Company’s obligation to potentially make additional payments to the unaffiliated financial institution under the terms of the agreement entered into simultaneously with the issuance of surplus notes by MRC as discussed in Note 11 of the Notes to the Consolidated Financial Statements. The fair value of this commitment was estimated based on a valuation model similar to that used to value a credit default swap using inputs based on market data for issuers with credit ratings similar to MRC.

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis are estimated as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
		(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$167	$3	$170
Residential mortgage-backed securities	—	859	—	859
Foreign corporate securities	—	11	22	33
U.S. Treasury/agency securities	108	72	—	180
Commercial mortgage-backed securities	—	1	—	1
Asset-backed securities	—	96	20	116
Other fixed maturity securities	—	—	32	32

Total fixed maturity securities	108	1,206	77	1,391

Equity securities:
Non-redeemable preferred stock	—	1	7	8

Total equity securities	—	1	7	8

Short-term investments	886	187	—	1,073
Derivative assets	—	39	—	39

Total assets	$994	$1,433	$84	$2,511

Liabilities
Derivative liabilities	$—	$634	$—	$634

The Holding Company has categorized its assets and liabilities into the three-level fair value hierarchy, as defined in Note 1 of the Notes to the Consolidated Financial Statements, based upon the priority of the inputs to the respective valuation technique. Assets and liabilities recognized at the Holding Company are of the same types as those reported on a consolidated basis for MetLife, Inc. and are included within the fair value hierarchy in the same

MetLife, Inc.

Schedule II

Notes to the Condensed Financial Information — (Continued)
(Parent Company Only)

manner as described in “Assets and Liabilities Measured at Fair Value” under Note 24 of the Notes to the Consolidated Financial Statements.

A rollforward of the fair value measurements for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for year ended December 31, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:		Purchases,
	Balance,	Impact of	Balance,		Other	Sales,	Transfer In
	December 31,	SFAS 157	Beginning		Comprehensive	Issuances and	and/or Out	Balance,
	2007	Adoption (1)	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	End of Period
	(In millions)

Fixed maturity securities	$197	$—	$197	$(21)	$(32)	$(79)	$12	$77
Equity securities	21	—	21	(12)	(2)	—	—	7

See “Assets and Liabilities Measured at Fair Value” under Note 24 of the Notes to the Consolidated Financial Statements for an explanation of the footnotes in the preceding table.

The Holding Company had realized and unrealized gains and losses recorded in earnings for the year ended December 31, 2008 due to changes in estimated fair value recorded in net investment gains (losses) for Level 3 assets and liabilities of ($21) million and ($12) million for fixed maturity and equity securities respectively. The Holding Company had no unrealized gains and losses recorded in earnings for the year ended December 31, 2008 for Level 3 assets and liabilities that were still held at December 31, 2008.

7.	Subsequent Events

In February 2009, the Holding Company contributed a total of $74 million to two of its insurance subsidiaries.

On January 28, 2009, the Holding Company made a $360 million payment to the unaffiliated financial institution related to the collateral financing arrangement for MRSC. Under the terms of this arrangement, the Holding Company may be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the estimated fair value of the assets held by the trust.

MetLife, Inc.

Schedule III

Consolidated Supplementary Insurance Information
December 31, 2008, 2007 and 2006
(In millions)

		Future Policy
		Benefits, Other
	DAC	Policyholder Funds	Policyholder	Policyholder
	and	and Policyholder	Account	Dividends	Unearned
Segment	VOBA	Dividend Obligation	Balances	Payable	Revenue (1)

2008
Institutional	$1,013	$58,484	$75,332	$—	$73
Individual	16,505	60,718	61,869	1,023	1,267
International	2,436	10,468	5,654	—	583
Auto & Home	183	3,126	—	—	—
Corporate & Other	7	5,521	6,950	—	—

	$20,144	$138,317	$149,805	$1,023	$1,923

2007
Institutional	$923	$55,064	$66,083	$—	$56
Individual	14,038	60,143	54,767	991	1,238
International	2,648	11,121	4,961	—	544
Auto & Home	193	3,324	—	—	—
Corporate & Other	8	4,991	4,531	—	—

	$17,810	$134,643	$130,342	$991	$1,838

2006
Institutional	$1,370	$53,511	$59,694	$—	$37
Individual	13,814	59,421	56,857	957	1,078
International	2,117	9,346	4,198	—	373
Auto & Home	190	3,453	—	—	—
Corporate & Other	13	4,664	4,636	—	—

	$17,504	$130,395	$125,385	$957	$1,488

(1)	Amounts are included within the future policy benefits, other policyholder funds and policyholder dividend obligation column.

MetLife, Inc.

Schedule III — (Continued)

Consolidated Supplementary Insurance Information
December 31, 2008, 2007 and 2006
(In millions)

				Amortization of
	Premium	Net	Policyholder	DAC and VOBA	Other
	Revenue and	Investment	Benefits and	Charged to	Operating	Premiums Written
Segment	Policy Charges	Income	Interest Credited	Other Expenses	Expenses (1)	(Excluding Life)

2008
Institutional	$15,850	$7,535	$19,106	$151	$2,257	$5,594
Individual	7,881	6,509	7,807	2,498	4,384	—
International	4,565	1,249	3,337	381	1,297	846
Auto & Home	2,971	186	1,919	454	355	2,949
Corporate & Other	28	817	55	5	1,893	—

	$31,295	$16,296	$32,224	$3,489	$10,186	$9,389

2007
Institutional	$13,194	$8,176	$16,899	$251	$2,188	$4,972
Individual	7,922	7,025	7,678	1,211	4,507	—
International	4,091	1,247	2,814	309	1,444	669
Auto & Home	2,966	196	1,807	468	365	2,982
Corporate & Other	35	1,419	46	11	1,398	—

	$28,208	$18,063	$29,244	$2,250	$9,902	$8,623

2006
Institutional	$12,642	$7,260	$15,961	$182	$2,131	$4,575
Individual	7,633	6,863	7,353	896	4,285	—
International	3,527	949	2,699	362	1,166	623
Auto & Home	2,924	177	1,717	459	392	2,946
Corporate & Other	37	998	38	5	1,357	—

	$26,763	$16,247	$27,768	$1,904	$9,331	$8,144

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

MetLife, Inc.

Schedule IV

Consolidated Reinsurance
December 31, 2008, 2007 and 2006
(In millions)

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

2008
Life insurance in-force	$3,697,999	$715,741	$684,281	$3,666,539	18.7%

Insurance premium
Life insurance	$17,252	$2,066	$1,224	$16,410	7.5%
Accident and health	6,741	444	226	6,523	3.5%
Property and casualty insurance	3,065	100	16	2,981	0.5%

Total insurance premium	$27,058	$2,610	$1,466	$25,914	5.7%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

Life insurance in-force	$3,368,637	$566,998	$489,340	$3,290,979	14.9%

Insurance premium
Life insurance	$15,184	$1,819	$965	$14,330	6.7%
Accident and health	5,900	436	201	5,665	3.5%
Property and casualty insurance	3,065	116	26	2,975	0.9%

Total insurance premium	$24,149	$2,371	$1,192	$22,970	5.2%

					% Amount
					Assumed
	Gross Amount	Ceded	Assumed	Net Amount	to Net

Life insurance in-force	$3,588,979	$635,470	$67,599	$3,021,108	2.2%

Insurance premium
Life insurance	$14,926	$1,621	$705	$14,010	5.0%
Accident and health	5,305	449	133	4,989	2.7%
Property and casualty insurance	3,077	114	90	3,053	2.9%

Total insurance premium	$23,308	$2,184	$928	$22,052	4.2%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2008 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting at December 31, 2008.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2008. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included at page F-1.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MetLife, Inc.:

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008, of the Company, and our report dated February 26, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding changes in the Company’s method of accounting for certain assets and liabilities to a fair value measurement approach as required by accounting guidance adopted on January 1, 2008.

/s/  DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
February 26, 2009

Item 9B.	Other Information

On February 24, 2009, the Compensation Committee of the Board of Directors of MetLife, Inc. approved special compensation grants (“Special Grants”) to William J. Wheeler, the Company’s Executive Vice President and Chief Financial Officer and Steven A. Kandarian, the Company’s Executive Vice President and Chief Investment Officer. The Special Grants were approved in recognition of the critical nature of their roles at the Company, these executives’ sustained high performance, and to encourage them to continue to provide a high level of performance that will create value for Company shareholders. The grants were in addition to grants determined under the Company’s general executive compensation practices. The Special Grants consisted of 130,000 stock options and 64,000 performance shares for Mr. Wheeler and 120,000 stock options and 64,000 performance shares for Mr. Kandarian. The grants the Committee determined under the Company’s general executive compensation practices included 65,000 stock options and 32,000 performance shares for Mr. Wheeler, and 60,000 stock options and 32,000 performance shares for Mr. Kandarian. The Special Grant stock options will normally become exercisable on the third anniversary of their grant date, rather than at a rate of one-third on each of the first three anniversaries of their grant date as do the stock options determined under the Company’s general executive compensation practices.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item pertaining to Directors is incorporated herein by reference to the sections entitled “Proposal One — Election of Directors,” “Corporate Governance — Information About the Board of Directors,” “Corporate Governance — Board Committees,” “Corporate Governance — Membership on Board Committees” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2009, to be filed by MetLife, Inc. with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2008 (the “2009 Proxy Statement”).

The information called for by this Item pertaining to Executive Officers appears in “Part I — Item 1. Business — Executive Officers of the Registrant” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement.

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

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Board Committees,” “Corporate Governance — Compensation of Non-Management Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2008,” “Outstanding Equity Awards at 2008 Fiscal-Year End,” “Option Exercises and Stock Vested in 2008,” “Pension Benefits,” “Nonqualified Deferred Compensation” and “Potential Payments Upon Termination or Change-in-Control” in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to ownership of the Holding Company’s common stock is incorporated herein by reference to the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and “Proposal Two — Reapproval of the MetLife, Inc. 2005 Stock and Incentive Compensation Plan — Equity Compensation Plan Information” in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance — Procedures for Reviewing Related Person Transactions” and “Corporate Governance — Information About the Board of Directors — Responsibilities, Independence and Composition of the Board of Directors” in the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal Three — Ratification of Appointment of the Independent Auditor” in the 2009 Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 247.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 247.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2009

METLIFE, INC.

By	/s/ C. Robert Henrikson
Name:     C. Robert Henrikson

Title:	Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sylvia Mathews Burwell Sylvia Mathews Burwell	Director	February 27, 2009

/s/ Eduardo Castro-Wright Eduardo Castro-Wright	Director	February 27, 2009

/s/ Burton A. Dole, Jr. Burton A. Dole, Jr.	Director	February 27, 2009

/s/ Cheryl W. Grisé Cheryl W. Grisé	Director	February 27, 2009

/s/ R. Glenn Hubbard R. Glenn Hubbard	Director	February 27, 2009

/s/ John M. Keane John M. Keane	Director	February 27, 2009

/s/ James M. Kilts James M. Kilts	Director	February 27, 2009

/s/ Hugh B. Price Hugh B. Price	Director	February 27, 2009

/s/ David Satcher, M.D. David Satcher, M.D.	Director	February 27, 2009

/s/ Kenton J. Sicchitano Kenton J. Sicchitano	Director	February 27, 2009

Signature	Title	Date

/s/ William C. Steere, Jr. William C. Steere, Jr.	Director	February 27, 2009

/s/ Lulu C. Wang Lulu C. Wang	Director	February 27, 2009

/s/ C. Robert Henrikson C. Robert Henrikson	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ William J. Wheeler William J. Wheeler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Joseph J. Prochaska, Jr. Joseph J. Prochaska, Jr.	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts:  In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc. and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit
No.		Description

2.1		Plan of Reorganization (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Registration Statement on Form S-1 (No. 333-91517) (the “S-1 Registration Statement”)).
2.2		Amendment to Plan of Reorganization dated as of March 9, 2000 (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement).
2.3		Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005 (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 4, 2005).
3.1		Amended and Restated Certificate of Incorporation of MetLife, Inc. (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”)).
3.2		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (Incorporated by reference to Exhibit 3.2 to the 2006 Annual Report).
3.3		Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
3.4		Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (Incorporated by reference to Exhibit 99.5 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
3.5		MetLife, Inc. Amended and Restated By-Laws effective June 19, 2007 (Incorporated by reference to Exhibit 3.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 25, 2007 (the “June 2007 Form 8-K”)).
4	.1(a)	Indenture dated as of November 9, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to Senior Debt Securities (Incorporated by reference to Exhibit 4.1(a) to the 2006 Annual Report).
4	.1(b)	Form of Indenture for Senior Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Included in Exhibit 4.1(a) incorporated by reference to Exhibit 4.1(a) to the 2006 Annual Report, except for the name of the trustee).

Exhibit
No.	Description

4.2	Second Supplemental Indenture dated as of November 27, 2001 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.125% Senior Notes due December 1, 2011 (Incorporated by reference to Exhibit 4.3 to the 2006 Annual Report).
4.3	Third Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.375% Senior Notes due December 15, 2012 (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”).
4.4	Fourth Supplemental Indenture dated as of December 10, 2002 between MetLife, Inc. and Bank One Trust Company, N.A. (predecessor to The Bank of New York Trust Company, N.A.) relating to the 6.50% Senior Notes due December 15, 2032 (Incorporated by reference to Exhibit 4.4 to the 2007 Annual Report).
4.5	Fifth Supplemental Indenture dated as of November 21, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.875% Senior Notes due November 21, 2033.
4.6	Sixth Supplemental Indenture dated as of November 24, 2003 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to the 5.00% Senior Notes due November 24, 2013.
4.7	Seventh Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 3, 2004 (the “June 2004 Form 8-K”)).
4.8	Eighth Supplemental Indenture dated as of June 3, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034 (Incorporated by reference to Exhibit 4.3 to the June 2004 Form 8-K).
4.9	Ninth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.50% Senior Notes due June 15, 2014 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 23, 2004 (the “July 2004 Form 8-K”)).
4.10	Tenth Supplemental Indenture dated as of July 23, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 6.375% Senior Notes due June 15, 2034 (Incorporated by reference to Exhibit 4.3 to the July 2004 Form 8-K).
4.11	Eleventh Supplemental Indenture dated as of December 9, 2004 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.375% Senior Notes due December 9, 2024 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 9, 2004 (the “December 2004 Form 8-K”)).
4.12	Twelfth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.00% Senior Notes due June 15, 2015 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 23, 2005 (the “June 23, 2005 Form 8-K”)).
4.13	Thirteenth Supplemental Indenture dated as of June 23, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.70% Senior Notes due June 15, 2035 (Incorporated by reference to Exhibit 4.3 to the June 23, 2005 Form 8-K).

Exhibit
No.		Description

4.14		Fourteenth Supplemental Indenture dated as of June 29, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as trustee, relating to the 5.25% Senior Notes due June 29, 2020 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 29, 2005 (the “June 29, 2005 Form 8-K”)).
4.15		Form of 6.125% Senior Note due December 1, 2011 (Included in Exhibit 4.2 incorporated by reference to Exhibit 4.3 to the 2006 Annual Report).
4.16		Form of 5.375% Senior Note due December 15, 2012 (Included in Exhibit 4.3 incorporated by reference to Exhibit 4.3 to the 2007 Annual Report).
4.17		Form of 6.50% Senior Note due December 15, 2032 (Included in Exhibit 4.4 incorporated by reference to Exhibit 4.4 to the 2007 Annual Report).
4.18		Form of 5.875% Senior Note due November 21, 2033 (Included in Exhibit 4.5).
4.19		Form of 5.00% Senior Note due November 24, 2013 (Included in Exhibit 4.6).
4.20		Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.7 incorporated by reference to Exhibit 4.1 to the June 2004 Form 8-K).
4.21		Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.8 incorporated by reference to Exhibit 4.3 to the June 2004 Form 8-K).
4.22		Form of 5.50% Senior Note due June 15, 2014 (Included in Exhibit 4.9 incorporated by reference to Exhibit 4.1 to the July 2004 Form 8-K).
4.23		Form of 6.375% Senior Note due June 15, 2034 (Included in Exhibit 4.10 incorporated by reference to Exhibit 4.3 to the July 2004 Form 8-K).
4.24		Form of 5.375% Senior Note due December 9, 2024 (Included in Exhibit 4.11 incorporated by reference to Exhibit 4.1 to the December 2004 Form 8-K).
4.25		Form of 5.00% Senior Note due June 15, 2015 (Included in Exhibit 4.12 incorporated by reference to Exhibit 4.1 to the June 23, 2005 Form 8-K).
4.26		Form of 5.70% Senior Note due June 15, 2035 (Included in Exhibit 4.13 incorporated by reference to Exhibit 4.3 to the June 23, 2005 Form 8-K).
4.27		Form of 5.25% Senior Note due June 29, 2020 (Included in Exhibit 4.14 incorporated by reference to Exhibit 4.1 to the June 29, 2005 Form 8-K).
4	.28(a)	Indenture dated as of June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) relating to Subordinated Debt Securities (the “Subordinated Indenture”) (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Current Report on Form 8-K dated June 22, 2005 (the “June 22, 2005 Form 8-K”)).
4	.28(b)	Form of Indenture for Subordinated Debt Securities between MetLife, Inc. and one or more banking institutions to be qualified as Trustee pursuant to Section 305(b)(2) of the Trust Indenture Act of 1939 (Incorporated by reference to Exhibit 4.28(a), except for the name of the trustee).
4.29		First Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) (Incorporated by reference to Exhibit 4.6 to the June 22, 2005 Form 8-K).
4.30		Second Supplemental Indenture dated as of June 21, 2005 to the Subordinated Indenture between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.) (Incorporated by reference to Exhibit 4.8 to the June 22, 2005 Form 8-K).

Exhibit
No.	Description

4.31	Third Supplemental Indenture dated as of December 21, 2006 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association) (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 22, 2006 (the “December 2006 Form 8-K”)).
4.32	Sixth Supplemental Indenture dated as of August 7, 2008 to the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 8, 2008).
4.33	Seventh Supplemental Indenture dated February 6, 2009 for the Subordinated Indenture between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 9, 2009).
4.34	Form of Series A Debenture (Incorporated by reference to Exhibit 4.7 to the June 22, 2005 Form 8-K).
4.35	Form of Series B Debenture (Incorporated by reference to Exhibit 4.9 to the June 22, 2005 Form 8-K).
4.36	Form of junior subordinated debenture (Included in Exhibit 4.31 incorporated by reference to Exhibit 4.3 to the December 2006 Form 8-K).
4.37	Form of security certificate representing MetLife, Inc.’s 6.817% Senior Debt Securities, Series A, due 2018 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2008).
4.38	Form of security certificate representing MetLife, Inc.’s 7.717% Senior Debt Securities, Series B, due 2019 (Incorporated by reference to Exhibit 4.1 to MetLife Inc.’s Current Report on Form 8-K dated February 18, 2009).
4.39	Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.7 to MetLife, Inc.’s, MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-61282, 333-61282-01 and 333-61282-02) (the “2001 S-3 Registration Statement”)).
4.40	Certificate of Amendment to Certificate of Trust of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.6 to MetLife, Inc.’s., MetLife Capital Trust II’s and MetLife Capital Trust III’s Registration Statement on Form S-3 (Nos. 333-112073, 333-112073-01 and 333-112073-02) (the “2004 S-3 Registration Statement”)).
4.41	Certificate of Trust of MetLife Capital Trust V (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s, MetLife Capital Trust V’s, MetLife Capital Trust VI’s, MetLife Capital Trust VII’s, MetLife Capital Trust VIII’s and MetLife Capital Trust IX’s Registration Statement on Form S-3 (Nos. 333-147180, 333-147180-01, 333-147180-02, 333-147180-03, 333-147180-04 and 333-147180-05) (the “2007 S-3 Registration Statement”)).
4.42	Certificate of Trust of MetLife Capital Trust VI (Incorporated by reference to Exhibit 4.4 to the 2007 S-3 Registration Statement).
4.43	Certificate of Trust of MetLife Capital Trust VII (Incorporated by reference to Exhibit 4.5 to the 2007 S-3 Registration Statement).
4.44	Certificate of Trust of MetLife Capital Trust VIII (Incorporated by reference to Exhibit 4.6 to the 2007 S-3 Registration Statement).
4.45	Certificate of Trust of MetLife Capital Trust IX (Incorporated by reference to Exhibit 4.7 to the 2007 S-3 Registration Statement).
4.46	Amended and Restated Declaration of Trust of MetLife Capital Trust III dated as of June 21, 2005 (Incorporated by reference to Exhibit 4.17 to the June 22, 2005 Form 8-K).
4.47	Declaration of Trust of MetLife Capital Trust V (Incorporated by reference to Exhibit 4.8 to the 2007 S-3 Registration Statement).

Exhibit
No.	Description

4.48	Declaration of Trust of MetLife Capital Trust VI (Incorporated by reference to Exhibit 4.9 to the 2007 S-3 Registration Statement).
4.49	Declaration of Trust of MetLife Capital Trust VII (Incorporated by reference to Exhibit 4.10 to the 2007 S-3 Registration Statement).
4.50	Declaration of Trust of MetLife Capital Trust VIII (Incorporated by reference to Exhibit 4.11 to the 2007 S-3 Registration Statement).
4.51	Declaration of Trust of MetLife Capital Trust IX (Incorporated by reference to Exhibit 4.12 to the 2007 S-3 Registration Statement).
4.52	Form of Amended and Restated Declaration of Trust (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement).
4.53	Form of Trust Preferred Security Certificate (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Included in Exhibit 4.53 incorporated by reference to Exhibit 4.13 to the 2007 S-3 Registration Statement).
4.54	Guarantee Agreement dated June 21, 2005 by and between MetLife, Inc., as Guarantor, and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Guarantee Trustee, relating to MetLife Capital Trust III (Incorporated by reference to Exhibit 4.19 to the June 22, 2005 Form 8-K).
4.55	Form of Trust Preferred Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.15 to the 2007 S-3 Registration Statement).
4.56	Form of Common Securities Guarantee Agreement (substantially identical, except for names and dates, for MetLife Capital Trust V, MetLife Capital Trust VI, MetLife Capital Trust VII, MetLife Capital Trust VIII and MetLife Capital Trust IX) (Incorporated by reference to Exhibit 4.16 to the 2007 S-3 Registration Statement).
4.57	Removal and Appointment of Trustees of MetLife Capital Trust III (Incorporated by reference to Exhibit 4.10 to the 2004 S-3 Registration Statement).
4.58	Form of Certificate for Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement).
4.59	Rights Agreement dated as of April 4, 2000 between MetLife, Inc. and ChaseMellon Shareholder Services, L.L.C. (predecessor to Mellon Investor Services LLC) (Incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
4.60	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000 (See Exhibit 3.2 above).
4.61	Form of Right Certificate (Included as Exhibit B of Exhibit 4.59 incorporated by reference to Exhibit 4.48 to the 2006 Annual Report).
4.62	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.21 to the 2007 S-3 Registration Statement)**.
4.63	Form of Deposit Agreement (Incorporated by reference to Exhibit 4.22 to the 2007 S-3 Registration Statement)**.
4.64	Form of Depositary Receipt (Included in Exhibit 4.63)**.
4.65	Form of Purchase Contract Agreement (Incorporated by reference to Exhibit 4.24 to the 2007 S-3 Registration Statement)**.
4.66	Form of Pledge Agreement (Incorporated by reference to Exhibit 4.25 to the 2007 S-3 Registration Statement)**.

Exhibit
No.	Description

4.67	Form of Unit Agreement (Incorporated by reference to Exhibit 4.26 to the 2007 S-3 Registration Statement)**.
4.68	Stock Purchase Contract Agreement dated June 21, 2005 between MetLife, Inc. and J.P. Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.1 to the June 22, 2005 Form 8-K).
4.69	Form of Normal Common Equity Unit Certificate (Incorporated by reference to Exhibit 4.2 to the June 22, 2005 Form 8-K).
4.70	Form of Stripped Common Equity Unit Certificate (Incorporated by reference to Exhibit 4.3 to the June 22, 2005 Form 8-K).
4.71	Pledge Agreement dated as of June 21, 2005 among MetLife, Inc., JP Morgan Chase Bank, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Collateral Agent, Custodial Agent and Securities Intermediary, and J.P Morgan Trust Company, National Association (predecessor to The Bank of New York Trust Company, N.A.), as Stock Purchase Contract Agent (Incorporated by reference to Exhibit 4.4 to the June 22, 2005 Form 8-K).
4.72	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005 (See Exhibit 3.3 above).
4.73	Form of Stock Certificate, Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc. (Incorporated by reference of Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 10, 2005).
4.74	Certificate of Designations of 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on June 14, 2005 (See Exhibit 3.4 above).
4.75	Form of Stock Certificate, 6.50% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc. (Incorporated by reference to Exhibit 99.6 to MetLife, Inc.’s Registration Statement on Form 8-A filed on June 15, 2005).
4.76	Replacement Capital Covenant, dated as of December 21, 2006 (Incorporated by reference to Exhibit 4.2 to the December 2006 Form 8-K).
4.77	Replacement Capital Covenant, dated as of December 12, 2007 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 12, 2007).
4.78	Replacement Capital Covenant, dated as of April 8, 2008 (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Current Report on Form 8-K dated April 8, 2008).
4.79	Replacement Capital Covenant, dated as of December 30, 2008 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 30, 2008 (the “December 2008 Form 8-K”)).
10.1	MetLife Executive Severance Plan (effective as of December 17, 2007) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007)*.
10.2	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement)*.
10.3	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002 (Incorporated by reference to Exhibit 10.13 to the 2007 Annual Report)*.
10.4	Form of Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan*.
10.5	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000 (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement)*.
10.6	MetLife, Inc. 2000 Directors Stock Plan, as amended effective February 8, 2002 (Incorporated by reference to Exhibit 10.17 to the 2007 Annual Report)*.
10.7	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan*.

Exhibit
No.	Description

10.8	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “First Quarter 2004 10-Q”))*.
10.9	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005 (Incorporated by reference to Exhibit 10.3 to the First Quarter 2004 10-Q)*.
10.10	Form of Management Stock Option Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 28, 2005 (the “February 28, 2005 Form 8-K”))*.
10.11	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter 2007 10-Q”))*.
10.12	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.1 to the First Quarter 2007 10-Q)*.
10.13	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.19 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*.
10.14	Amendment to Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated January 10, 2006 (the “January 10, 2006 Form 8-K”))*.
10.15	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.4 to the January 10, 2006 Form 8-K)*.
10.16	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.6 to the First Quarter 2007 10-Q)*.
10.17	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.3 to the First Quarter 2007 10-Q)*.
10.18	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007) (Incorporated by reference to Exhibit 10.5 to MetLife, Inc.’s Current Report on Form 8-K dated December 13, 2007 (the “December 13, 2007 Form 8-K”))*.
10.19	Amendment to Restricted Stock Unit Agreements under the 2005 SIC Plan (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.29 to the 2007 Annual Report)*.
10.20	Form of Management Performance Share Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.2 to the February 28, 2005 Form 8-K)*.
10.21	Clarification of Management Performance Share Agreement under the 2005 SIC Plan (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Current Report on Form 8-K dated December 19, 2005 (the “December 2005 Form 8-K”))*.
10.22	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.1 to the January 10, 2006 Form 8-K))*.
10.23	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005) (Incorporated by reference to Exhibit 10.3 to the January 10, 2006 Form 8-K)*.
10.24	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007) (Incorporated by reference to Exhibit 10.27 to the 2006 Annual Report)*.
10.25	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.5 to the First Quarter 2007 10-Q)*.
10.26	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007) (Incorporated by reference to Exhibit 10.2 to the First Quarter 2007 10-Q)*.

Exhibit
No.	Description

10.27	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007) (Incorporated by reference to Exhibit 10.4 to the December 13, 2007 Form 8-K)*.
10.28	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.3 to the December 13, 2007 Form 8-K)*.
10.29	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of January 27, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 30, 2009)*.
10.30	MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).
10.31	Amendment to MetLife Policyholder Trust Agreement (Incorporated by reference to Exhibit 3.2 to the MetLife Policyholder Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.32	Five-Year $3,000,000,000 Credit Agreement, dated as of June 20, 2007, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the June 2007 Form 8-K).
10.33	Amended and Restated $2,850,000 Five-Year Credit Agreement, dated as of June 20, 2007 and amended and restated as of December 23, 2008, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the December 2008 Form 8-K).
10.34	MetLife Annual Variable Incentive Plan (“AVIP”) (Incorporated by reference to Exhibit 10.1 to the First Quarter 2004 10-Q)*.
10.35	Amendment Number One to the AVIP (Incorporated by reference to Exhibit 10.2 to the December 2005 Form 8-K)*.
10.36	Resolutions of the MetLife, Inc. Board of Directors (adopted December 12, 2006) regarding the selection of performance measures for 2007 awards under the AVIP (Incorporated by reference to Exhibit 10.42 to the 2006 Annual Report)*.
10.37	Resolutions of the MetLife, Inc. Board of Directors (adopted December 11, 2007) regarding the selection of performance measures for 2008 awards under the AVIP (Incorporated by reference to Exhibit 10.54 to the 2007 Annual Report)*.
10.38	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective May 4, 2005) (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “First Quarter 2005 10-Q”))*.
10.39	Amendment, dated as of August 1, 2005, to the Metropolitan Life Auxiliary Savings and Investment Plan (effective as of July 1, 2005) (Incorporated by reference to Exhibit 10.7 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*.
10.40	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008) (Incorporated by reference to Exhibit 10.57 to the 2007 Annual Report)*.
10.41	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003*.
10.42	Amendment Number One to the MetLife Deferred Compensation Plan for Officers, dated May 4, 2005 (Incorporated by reference to Exhibit 10.1 to the First Quarter 2005 10-Q”)*.
10.43	Amendment Number Two to The MetLife Deferred Compensation Plan for Officers, effective December 14, 2005 (Incorporated by reference to Exhibit 10.7 to the December 2005 Form 8-K)*.
10.44	Amendment Number Three to The MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.48 to the 2006 Annual Report)*.

Exhibit
No.	Description

10.45	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 2006 10-Q”))*.
10.46	Amendment Number One to The MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007) (Incorporated by reference to Exhibit 10.63 to the 2007 Annual Report)*.
10.47	Amendment Number Two to The MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008)*.
10.48	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003)*.
10.49	Amendment Number One to The MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December, 2003, effective February 26, 2007) (Incorporated by reference to Exhibit 10.51 to the 2006 Annual Report)*.
10.50	MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005) (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2006 10-Q)*.
10.51	Amendment Number One to The MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December, 2006, effective February 26, 2007) (Incorporated by reference to Exhibit 10.53 to the 2006 Annual Report)*.
10.52	MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005) (Incorporated by reference to Exhibit 10.68 to the 2007 Annual Report)*.
10.53	The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated effective January 1, 2005)*.
10.54	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 25, 2008)*.
10.55	MetLife Auxiliary Pension Plan dated August 7, 2006 (as amended and restated, effective June 30, 2006) (Incorporated by reference to Exhibit 10.3 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter 2006 10-Q”))*.
10.56	MetLife Auxiliary Pension Plan dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007) (Incorporated by reference to Exhibit 10.57 to the 2006 Annual Report)*.
10.57	MetLife Auxiliary Pension Plan dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 28, 2007)*.
10.58	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) dated October 24, 2008 (effective October 1, 2008)*.
10.59	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated effective January 1, 2008) dated December 12, 2008 (effective December 31, 2008)*.
10.60	MetLife Plan for Transition Assistance for Officers, dated January 7, 2000, as amended (the “MPTA”) (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*.
10.61	Amendment Number Ten to the MPTA, dated January 26, 2005* (Incorporated by reference to Exhibit 10.55 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”))*.
10.62	Amendment Number Eleven to the MPTA, dated February 28, 2006 (Incorporated by reference to Exhibit 10.56 to the 2005 Annual Report)*.
10.63	Amendment Number Twelve to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.1 to the Second Quarter 2006 10-Q)*.

Exhibit
No.	Description

10.64	Amendment Number Thirteen to the MPTA, dated August 7, 2006 (Incorporated by reference to Exhibit 10.2 to the Second Quarter 2006 10-Q)*.
10.65	Amendment Number Fourteen to the MPTA, dated January 26, 2007 (Incorporated by reference to Exhibit 10.63 to the 2006 Annual Report)*.
10.66	Amendment Number Fifteen to the MPTA, dated June 1, 2007 (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*.
10.67	Amendment Number Sixteen to the MPTA, dated December 12, 2007 (Incorporated by reference to Exhibit 10.81 to the 2007 Annual Report)*.
10.68	Amendment Number Seventeen to the MPTA, dated June 3, 2008 (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*.
10.69	Amendment Number Eighteen to the MPTA, dated August 13, 2008*.
10.70	Amendment Number Nineteen to the MPTA, dated December 8, 2008*.
10.71	Amendment Number Twenty to the MPTA, dated December 16, 2008*.
10.72	Amendment Number Twenty-One to the MPTA, dated December 18, 2008*.
10.73	One Madison Avenue Purchase and Sale Agreement, dated as of March 29, 2005, between Metropolitan Life Insurance Company, as Seller, and 1 Madison Venture LLC and Column Financial, Inc., collectively, as Purchaser (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated April 4, 2005 (the “April 4, 2005 Form 8-K”)).
10.74	MetLife Building, 200 Park Avenue, New York, NY Purchase and Sale Agreement, dated as of April 1, 2005, between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development, L.L.C., as Purchaser (Incorporated by reference to Exhibit 10.2 to the April 4, 2005 Form 8-K).
10.75	Stuyvesant Town, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Third Quarter 2006 10-Q).
10.76	Peter Cooper Village, New York, New York, Purchase and Sale Agreement between Metropolitan Tower Life Insurance Company, as Seller, and Tishman Speyer Development Corp., as Purchaser, dated as of October 17, 2006 (Incorporated by reference to Exhibit 10.2 to the Third Quarter 2006 10-Q).
10.77	International Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 8, 2005 (the “July 8, 2005 Form 8-K”)).
10.78	Domestic Distribution Agreement dated as of July 1, 2005 between MetLife, Inc. and Citigroup Inc. (Incorporated by reference to Exhibit 10.2 to the July 8, 2005 Form 8-K).
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.

**	Indicates document to be filed as an exhibit to a Current Report on Form 8-K or Quarterly Report on Form 10-Q pursuant to Item 601 of Regulation S-K and incorporated herein by reference.