Form 10-Q
period 2009-03-31
METLIFE INC
filed 2009-05-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At May 1, 2009, 818,509,959 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

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

Note Regarding Reliance on Statements in Our Contracts

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc. and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.

Part I — Financial Information

Item 1.	Financial Statements

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

(In millions, except share and per share data)

	March 31, 2009	December 31, 2008

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $214,610 and $209,508, respectively)	$191,415	$188,251
Equity securities available-for-sale, at estimated fair value (cost: $3,987 and $4,131, respectively)	2,817	3,197
Trading securities, at estimated fair value (cost: $1,083 and $1,107, respectively)	922	946
Mortgage and consumer loans:
Held-for-investment, at amortized cost (net of valuation allowances of $428 and $304, respectively)	49,074	49,352
Held-for-sale, principally at estimated fair value	3,970	2,012

Mortgage and consumer loans, net	53,044	51,364
Policy loans	9,851	9,802
Real estate and real estate joint ventures held-for-investment	7,380	7,585
Real estate held-for-sale	1	1
Other limited partnership interests	5,365	6,039
Short-term investments	10,896	13,878
Other invested assets	15,130	17,248

Total investments	296,821	298,311
Cash and cash equivalents	19,424	24,207
Accrued investment income	3,142	3,061
Premiums and other receivables	18,514	16,973
Deferred policy acquisition costs and value of business acquired	20,754	20,144
Deferred income tax assets	6,349	4,927
Goodwill	5,010	5,008
Other assets	7,028	7,262
Assets of subsidiaries held-for-sale	—	946
Separate account assets	114,366	120,839

Total assets	$491,408	$501,678

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$131,609	$130,555
Policyholder account balances	148,568	149,805
Other policyholder funds	8,136	7,762
Policyholder dividends payable	846	1,023
Short-term debt	5,878	2,659
Long-term debt	11,042	9,667
Collateral financing arrangements	5,242	5,192
Junior subordinated debt securities	2,691	3,758
Current income tax payable	635	342
Payables for collateral under securities loaned and other transactions	24,341	31,059
Other liabilities	14,625	14,284
Liabilities of subsidiaries held-for-sale	—	748
Separate account liabilities	114,366	120,839

Total liabilities	467,979	477,693

Contingencies, Commitments and Guarantees (Note 11)
Stockholders’ Equity (Note 1):
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 822,359,818 shares and 798,016,664 shares issued at March 31, 2009 and December 31, 2008, respectively; 818,086,270 shares and 793,629,070 shares outstanding at March 31, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	16,860	15,811
Retained earnings	21,829	22,403
Treasury stock, at cost; 4,273,548 shares and 4,387,594 shares at March 31, 2009 and December 31, 2008, respectively	(230)	(236)
Accumulated other comprehensive loss	(15,358)	(14,253)

Total MetLife, Inc.’s stockholders’ equity	23,110	23,734
Noncontrolling interests	319	251

Total equity	23,429	23,985

Total liabilities and stockholders’ equity	$491,408	$501,678

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenues
Premiums	$6,122	$6,291
Universal life and investment-type product policy fees	1,183	1,397
Net investment income	3,263	4,297
Other revenues	554	369
Net investment gains (losses)	(906)	(730)

Total revenues	10,216	11,624

Expenses
Policyholder benefits and claims	6,582	6,583
Interest credited to policyholder account balances	1,168	1,233
Policyholder dividends	424	429
Other expenses	3,002	2,547

Total expenses	11,176	10,792

Income (loss) from continuing operations before provision for income tax	(960)	832
Provision for income tax expense (benefit)	(376)	207

Income (loss) from continuing operations, net of income tax	(584)	625
Income from discontinued operations, net of income tax	36	35

Net income (loss)	(548)	660
Less: Net income (loss) attributable to noncontrolling interests	(4)	12

Net income (loss) attributable to MetLife, Inc.	(544)	648
Less: Preferred stock dividends	30	33

Net income (loss) available to MetLife, Inc.’s common shareholders	$(574)	$615

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$(0.75)	$0.82

Diluted	$(0.75)	$0.81

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$(0.71)	$0.85

Diluted	$(0.71)	$0.84

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2009 (Unaudited)

(In millions)

						Accumulated Other
						Comprehensive Loss
						Net
						Unrealized	Foreign	Defined	Total
			Additional		Treasury	Investment	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock	Gains	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	at Cost	(Losses)	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2008 (Note 1)	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$(246)	$(1,443)	$23,734	$251	$23,985
Common stock issuance — newly issued shares			1,035						1,035		1,035
Treasury stock transactions, net			20		6				26		26
Deferral of stock-based compensation			(6)						(6)		(6)
Dividends on preferred stock				(30)					(30)		(30)
Change in equity of noncontrolling interests										80	80
Comprehensive income:
Net loss				(544)					(544)	(4)	(548)
Other comprehensive loss:
Unrealized gains (losses) on derivative instruments, net of income tax						19			19		19
Unrealized investment gains (losses), net of related offsets and income tax						(924)			(924)	(8)	(932)
Foreign currency translation adjustments, net of income tax							(240)		(240)		(240)
Defined benefit plans adjustment, net of income tax								40	40		40

Other comprehensive loss									(1,105)	(8)	(1,113)

Comprehensive loss									(1,649)	(12)	(1,661)

Balance at March 31, 2009	$1	$8	$16,860	$21,829	$(230)	$(13,469)	$(486)	$(1,403)	$23,110	$319	$23,429

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2008 (Unaudited) — (Continued)

(In millions)

						Accumulated Other
						Comprehensive Loss
						Net
						Unrealized	Foreign	Defined	Total
			Additional		Treasury	Investment	Currency	Benefit	MetLife, Inc.’s	Noncontrolling Interests
	Preferred	Common	Paid-in	Retained	Stock	Gains	Translation	Plans	Stockholders’	Discontinued	Continuing	Total
	Stock	Stock	Capital	Earnings	at Cost	(Losses)	Adjustments	Adjustment	Equity	Operations	Operations	Equity

Balance at December 31, 2007 (Note 1)	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179	$1,534	$272	$36,985
Cumulative effect of changes in accounting principles, net of income tax				27		(10)			17			17

Balance at January 1, 2008	1	8	17,098	19,911	(2,890)	961	347	(240)	35,196	1,534	272	37,002
Treasury stock transactions, net			502		(1,218)				(716)			(716)
Dividends on preferred stock				(33)
									(33)			(33)
Dividends on subsidiary common stock										(13)		(13)
Change in equity of noncontrolling interests										11	(30)	(19)
Comprehensive income:
Net income				648					648	15	(3)	660
Other comprehensive loss:
Unrealized gains (losses) on derivative instruments, net of income tax						(60)			(60)			(60)
Unrealized investment gains (losses), net of related offsets and income tax						(2,188)
									(2,188)	(70)		(2,258)
Foreign currency translation adjustments, net of income tax							153		153	(8)		145
Defined benefit plans adjustment, net of income tax								(1)	(1)			(1)

Other comprehensive loss									(2,096)	(78)	—	(2,174)

Comprehensive loss									(1,448)	(63)	(3)	(1,514)

Balance at March 31, 2008 (Note 1)	$1	$8	$17,600	$20,526	$(4,108)	$(1,287)	$500	$(241)	$32,999	$1,469	$239	$34,707

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net income	$(548)	$660
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	129	221
Amortization of premiums and accretion of discounts associated with investments, net	(1)	(252)
(Gains) losses from sales of investments and businesses, net	855	865
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	753	55
Interest credited to policyholder account balances	1,171	1,311
Interest credited to bank deposits	43	45
Universal life and investment-type product policy fees	(1,197)	(1,417)
Change in accrued investment income	(80)	248
Change in premiums and other receivables	(877)	(123)
Change in deferred policy acquisition costs, net	248	(351)
Change in insurance-related liabilities	1,090	2,091
Change in trading securities	(128)	(136)
Change in residential mortgage loans held-for-sale, net	(1,939)	—
Change in mortgage servicing rights	(214)	—
Change in income tax payable	(462)	54
Change in other assets	332	6
Change in other liabilities	(189)	251
Other, net	29	15

Net cash (used in) provided by operating activities	(985)	3,543

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	18,118	22,117
Equity securities	356	351
Mortgage and consumer loans	1,105	1,832
Real estate and real estate joint ventures	37	87
Other limited partnership interests	394	258
Purchases of:
Fixed maturity securities	(24,229)	(27,223)
Equity securities	(481)	(299)
Mortgage and consumer loans	(984)	(2,702)
Real estate and real estate joint ventures	(174)	(311)
Other limited partnership interests	(162)	(391)
Net change in short-term investments	2,982	49
Purchases of businesses, net of cash received of $0 and $23, respectively	—	(305)
Sales of businesses, net of cash disposed of $180 and $0, respectively	(46)	—
Net change in other invested assets	1,570	(857)
Net change in policy loans	(49)	(320)
Other, net	(55)	(24)

Net cash used in investing activities	$(1,618)	$(7,738)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows — (Continued)
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from financing activities
Policyholder account balances:
Deposits	$24,886	$13,893
Withdrawals	(24,955)	(10,546)
Net change in short-term debt	3,219	(35)
Long-term debt issued	469	80
Long-term debt repaid	(112)	(62)
Collateral financing arrangements issued	50	60
Debt issuance costs	(3)	—
Net change in payables for collateral under securities loaned and other transactions	(6,718)	2,513
Stock options exercised	—	17
Common stock issued to settle stock forward contracts	1,035	—
Treasury stock acquired	—	(1,250)
Dividends on preferred stock	(30)	(33)
Other, net	(9)	17

Net cash (used in) provided by financing activities	(2,168)	4,654

Effect of change in foreign currency exchange rates on cash balances	(44)	47

Change in cash and cash equivalents	(4,815)	506
Cash and cash equivalents, beginning of period	24,239	10,368

Cash and cash equivalents, end of period	$19,424	$10,874

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$32	$408

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$314

Cash and cash equivalents, from continuing operations, beginning of period	$24,207	$9,960

Cash and cash equivalents, from continuing operations, end of period	$19,424	$10,560

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$113	$161

Income tax	$85	$151

Non-cash transactions during the period:
Business acquisitions:
Assets acquired	$—	$1,270
Cash paid	—	(328)

Liabilities assumed	$—	$942

Business disposition:
Assets disposed	$841	$—
Less: liabilities disposed	740	—

Net assets disposed	101	—
Less: cash disposed	180	—

Business disposition, net of cash disposed	$(79)	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$32	$—

Long-term debt issued	$1,035	$—

Junior subordinated debt securities redeemed	$1,067	$—

Real estate acquired in satisfaction of debt	$1	$—

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1.	Business, Basis of Presentation, and Summary of Significant Accounting Policies

Business

“MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Europe, and Asia Pacific regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and home insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	the estimated fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred income tax assets;

(xi)	accounting for reinsurance transactions;

(xii)	accounting for employee benefit plans; and

(xiii)	the liability for litigation and regulatory matters.

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

The accompanying interim condensed consolidated financial statements include the accounts of the Holding Company and its subsidiaries as well as partnerships and joint ventures in which the Company has control. Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item. See Note 8. Intercompany accounts and transactions have been eliminated.

In addition, the Company has invested in certain structured transactions that are variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51. These structured

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

transactions include reinsurance trusts, asset-backed securitizations, trust preferred securities, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The Company reconsiders whether it is the primary beneficiary for investments designated as VIEs on a quarterly basis.

The Company uses the equity method of accounting for investments in equity securities in which it has a significant influence or more than a 20% interest and for real estate joint ventures and other limited partnership interests in which it has more than a minor equity interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or the partnership’s operations.

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2009 presentation. Such reclassifications include $47 million for the three months ended March 31, 2008 relating to the effect of change in foreign currency exchange rates on cash balances. These amounts were reclassified from cash flows from operating activities in the consolidated statements of cash flows for the three months ended March 31, 2008. See also Note 17 for reclassifications related to discontinued operations.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2009, its consolidated results of operations for the three months ended March 31, 2009 and 2008, its consolidated cash flows for the three months ended March 31, 2009 and 2008, and its consolidated statements of stockholders’ equity for the three months ended March 31, 2009 and 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2008 Annual Report.

Adoption of New Accounting Pronouncements

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”), FASB Staff Position (“FSP”) 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under this new guidance:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if the acquisition-date fair value can be reasonably determined. If the fair value is not estimable, an asset or liability is recorded if existence or incurrence at the acquisition date is probable and its amount is reasonably estimable.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Changes in deferred income tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	Net income includes amounts attributable to noncontrolling interests.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The adoption of SFAS 141(r) and FSP 141(r)-1 on a prospective basis did not have an impact on the Company’s consolidated financial statements. As a result of the implementation of SFAS 160, which required retrospective application of presentation requirements, total equity at December 31, 2008 and 2007, increased by $251 million and $1,806 million, respectively, representing noncontrolling interest, and other liabilities and total liabilities at December 31, 2008 and 2007 decreased by $251 million and $1,806 million, respectively, as a result of the elimination of minority interest. Also as a result of the adoption of SFAS 160, for the three months ended March 31, 2008, income from continuing operations increased by $12 million and net income attributable to noncontrolling interests increased by $12 million.

Effective January 1, 2009, the Company adopted prospectively Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of issues associated with the impact that SFAS 141(r) and SFAS 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The adoption of EITF 08-6 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The adoption of EITF 08-7 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. The Company will determine useful lives and provide all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009.

Other Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

features in derivative agreements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company implemented guidance of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. This guidance which applies to such items as (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment, was previously deferred under FSP 157-2, Effective Date of FASB Statement No. 157.

Effective January 1, 2009, the Company adopted prospectively EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. The adoption of EITF 08-5 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. The adoption of EITF 07-5 did not have an impact on Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. The adoption of FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2009, the FASB issued three FSPs providing additional guidance relating to fair value and other-than-temporary impairment (“OTTI”) measurement and disclosure. The FSPs must be adopted by the second quarter of 2009.

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. Further, the FSP 157-4 requires disclosure in the interim financial statements of the inputs and valuation techniques used to measure fair value. The Company is currently evaluating the impact of FSP 157-4 on its consolidated financial statements.

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI FSP”), provides new guidance for determining whether an other-than-temporary impairment exists. The OTTI FSP requires a company to assess the likelihood of selling a security prior to recovering its cost basis. If a company intends to sell a security or it is more-likely-than-not that it will be required to sell a security prior to recovery of its cost basis, a security would be written down to fair value with the full charge recorded in earnings. If a company does not intend to sell a security and it is not more-likely-than-not that it would be required to sell the security prior to recovery, the security would not be considered other-than-temporarily impaired unless there are credit losses associated with the security. Where credit losses exist, the portion of the impairment related to those credit losses would be recognized in earnings. Any remaining difference between the fair value and the cost basis would be recognized as part of other comprehensive

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

income. The Company is currently evaluating the impact of the OTTI FSP on its consolidated financial statements.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company will provide all of the material required disclosures in future periods.

In December 2008, the FASB issued FSP No. FAS 132(r)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(r)-1”). FSP 132(r)-1 amends SFAS No. 132(r), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement benefit plan. The FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. FSP 132(r)-1 is effective for fiscal years ending after December 15, 2009. The Company will provide the required disclosures in the appropriate future annual periods.

2.	Acquisitions and Dispositions

Disposition of Texas Life Insurance Company

On March 2, 2009, the Company sold Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company (“Texas Life”) to a third party for $134 million in cash consideration, excluding $1 million of transaction costs. The net assets sold were $101 million, resulting in a gain on disposal of $32 million, net of income tax. The Company has also reclassified $4 million, net of income tax, of the 2009 operations of Texas Life into discontinued operations in the consolidated financial statements. As a result, the Company recognized income from discontinued operations of $36 million, net of income tax, for the three months ended March 31, 2009. See also Note 17.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings at:

	March 31, 2009
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$70,706	$682	$10,674	$60,714	31.7%
Residential mortgage-backed securities	41,401	1,153	4,439	38,115	19.9
Foreign corporate securities	34,834	472	5,901	29,405	15.4
U.S. Treasury, agency and government guaranteed securities (1)	22,345	2,341	37	24,649	12.9
Commercial mortgage-backed securities	16,312	30	3,361	12,981	6.8
Asset-backed securities	14,311	47	3,326	11,032	5.7
Foreign government securities	9,005	744	365	9,384	4.9
State and political subdivision securities	5,671	92	651	5,112	2.7
Other fixed maturity securities	25	1	3	23	—

Total fixed maturity securities (2), (3)	$214,610	$5,562	$28,757	$191,415	100.0%

Common stock	$1,856	$32	$154	$1,734	61.6%
Non-redeemable preferred stock (2)	2,131	—	1,048	1,083	38.4

Total equity securities	$3,987	$32	$1,202	$2,817	100.0%

	December 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
Residential mortgage-backed securities	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury, agency and government guaranteed securities (1)	17,229	4,082	1	21,310	11.3
Commercial mortgage-backed securities	16,079	18	3,453	12,644	6.7
Asset-backed securities	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (2), (3)	$209,508	$7,564	$28,821	$188,251	100.0%

Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (2)	2,353	4	845	1,512	47.3

Total equity securities	$4,131	$44	$978	$3,197	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The Company has classified within the U. S. Treasury, agency and government guaranteed securities caption above certain corporate fixed maturity securities issued by U.S. financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program of $1,913 million and $2 million at estimated fair value with unrealized gains and (losses) of $9 million and less than ($1) million at March 31, 2009 and December 31, 2008, respectively.

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at March 31, 2009 and December 31, 2008 had an estimated fair value of $883 million and $1,224 million, respectively. In addition, the Company held $200 million and $288 million at estimated fair value at March 31, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily of U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at March 31, 2009 and December 31, 2008 had an estimated fair value of $1,562 million and $2,110 million, respectively. In addition, the Company held $57 million and $46 million at estimated fair value at March 31, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily U.S. financial institutions, included in U.S. corporate securities.

(3)	At March 31, 2009 and December 31, 2008, the Company also held $1,638 million and $2,052 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates. These securities are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are commonly referred to as “capital securities” and are included within U.S. corporate securities which are included within fixed maturity securities.

Below-Investment-Grade or Non-Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $14.9 billion and $12.4 billion at March 31, 2009 and December 31, 2008, respectively. These securities had net unrealized losses of $6.7 billion and $5.1 billion at March 31, 2009 and December 31, 2008, respectively.

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities at estimated fair value were $80 million and $75 million at March 31, 2009 and December 31, 2008, respectively. Net unrealized losses associated with non-income producing fixed maturity securities were $22 million and $19 million at March 31, 2009 and December 31, 2008, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers.  At March 31, 2009, $4.5 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.1 billion, $1.6 billion and $0.8 billion are included within state and political subdivision securities, U.S. corporate securities and asset-backed securities, respectively, and 18% and 64% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. At December 31, 2008, $4.9 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.0 billion, $2.0 billion and $0.9 billion are included within state and political subdivision securities, U.S. corporate securities, and asset-backed securities, respectively, and 15% and 68% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. Approximately 50% of the asset-backed securities held at March 31, 2009 that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities).  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies, and certain securities guaranteed by the U.S. government. At March 31, 2009 and December 31, 2008, the Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $24.6 billion and $21.3 billion, respectively. As shown in the sector table above, at March 31, 2009 the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate securities (31.7%), residential mortgage-backed securities (19.9%) and foreign corporate securities (15.4%); and at December 31, 2008 were U.S. corporate securities (33.6%), residential mortgage-backed securities (19.2%) and foreign corporate securities (15.8%).

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  At March 31, 2009 and December 31, 2008, the Company’s holdings in U.S. corporate and foreign corporate securities at estimated fair value were $90.1 billion and $93.0 billion, respectively. The Company maintains a diversified portfolio of corporate securities across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of total investments. The largest exposure to a single issuer of corporate securities held at March 31, 2009 and December 31, 2008 was $1.0 billion and $1.5 billion, respectively. At March 31, 2009 and December 31, 2008, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $7.1 billion and $8.4 billion, respectively, the total of these ten issuers being less than 3% of the Company’s total investments at such dates. The table below shows the major industry types that comprise the corporate securities holdings at:

	March 31, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$29,405	32.6%	$29,679	32.0%
Industrial	13,960	15.5	13,324	14.3
Consumer	13,601	15.1	13,122	14.1
Utility	12,630	14.0	12,434	13.4
Finance	12,353	13.7	14,996	16.1
Communications	5,631	6.3	5,714	6.1
Other	2,539	2.8	3,713	4.0

Total	$90,119	100.0%	$92,982	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors, and other fixed maturity securities foreign investments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk (Fixed Maturity Securities) — Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities consist of the following holdings at:

	March 31, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$24,288	63.7%	$26,025	72.2%
Pass-through securities	13,827	36.3	10,003	27.8

Total residential mortgage-backed securities	$38,115	100.0%	$36,028	100.0%

Collateralized mortgage obligations are a type of mortgage-backed security that creates separate pools or tranches of pass-through cash flows for different classes of bondholders with varying maturities. Pass-through mortgage-backed securities are a type of asset-backed security that is secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments, and for a fee, remits or passes these payments through to the holders of the pass-through securities.

The Company’s residential mortgage-backed securities portfolio consists of agency, prime and alternative residential mortgage loans (“Alt-A”) securities of 73%, 19% and 8% of the total holdings, respectively, at March 31, 2009 and 68%, 23% and 9% of the total holdings, respectively, at December 31, 2008. At March 31, 2009 and December 31, 2008, $33.6 billion and $33.3 billion, respectively, or 88% and 92%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”). The majority of the agency residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, the U.S. Treasury announced that FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At March 31, 2009 and December 31, 2008, the Company’s Alt-A residential mortgage-backed securities holdings at estimated fair value was $3.0 billion and $3.4 billion, respectively, with an unrealized loss of $2.0 billion and $2.0 billion, respectively. At March 31, 2009 and December 31, 2008, $0.6 billion and $2.1 billion, respectively, or 20% and 63%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch. In January 2009, certain Alt-A residential mortgage-backed securities experienced ratings downgrades from investment grade to below investment grade, contributing to the decrease cited above in the Company’s Alt-A securities holdings rated Aa/AA or better. At March 31, 2009, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 24% in the 2007 vintage year, 26% in the 2006 vintage year and 50% in the 2005 and prior vintage years. At December 31, 2008, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 23% in the 2007 vintage year, 25% in the 2006 vintage year and 52% in the 2005 and prior vintage years. Vintage year refers to the year of origination and not to the year of purchase.

Concentrations of Credit Risk (Fixed Maturity Securities) — Commercial Mortgage-Backed Securities.  At March 31, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities were $13.0 billion and $12.6 billion, respectively, at estimated fair value. At March 31, 2009 and December 31, 2008, $12.0 billion and $11.8 billion, respectively, of the estimated fair value, or 92% and 93%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P, or Fitch. At March 31, 2009, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 92% Aaa, 4% Aa, 2% A, 1% Baa, and 1% Ba or below. At December 31, 2008, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 93% Aaa, 4% Aa, 1% A, 1% Baa, and 1% Ba or

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

below. At March 31, 2009 and December 31, 2008, 86% and 84%, respectively, of the holdings are in the 2005 and prior vintage years. At March 31, 2009 and December 31, 2008, the Company had no exposure to CMBX securities and its holdings of commercial real estate collateralized debt obligations securities were $109 million and $121 million, respectively, at estimated fair value.

Concentrations of Credit Risk (Fixed Maturity Securities) — Asset-Backed Securities.  At March 31, 2009 and December 31, 2008, the Company’s holdings in asset-backed securities were $11.0 billion and $10.5 billion, respectively, at estimated fair value. The Company’s asset-backed securities are diversified both by sector and by issuer. At March 31, 2009 and December 31, 2008, $8.5 billion and $7.9 billion, respectively, or 77% and 75%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At March 31, 2009, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, student loan receivables, automobile receivables and residential mortgage-backed securities backed by sub-prime mortgage loans of 53%, 13%, 9% and 9% of the total holdings, respectively. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, student loan receivables, automobile receivables and residential mortgage-backed securities backed by sub-prime mortgage loans of 49%, 10%, 10% and 10% of the total holdings, respectively. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. At March 31, 2009 and December 31, 2008, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $1.0 billion and $1.1 billion, respectively, and unrealized losses of $807 million and $730 million, respectively. At March 31, 2009 and December 31, 2008, 38% and 37%, respectively, of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 20% and 19%, respectively, and 40% and 37%, respectively, were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities holdings.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Fixed maturity securities	$(23,195)	$(21,246)
Equity securities	(1,170)	(934)
Derivatives	(83)	(2)
Other	83	53

Subtotal	(24,365)	(22,129)

Amounts allocated from:
Insurance liability loss recognition	(73)	42
DAC and VOBA	3,876	3,025

Subtotal	3,803	3,067
Deferred income tax	7,095	6,508

Net unrealized investment gains (losses)	(13,467)	(12,554)
Net unrealized investment gains (losses) attributable to non-controlling interest	(2)	(10)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(13,469)	$(12,564)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$(12,564)
Unrealized investment gains (losses) during the period	(2,264)
Unrealized investment loss of subsidiary at the date of disposal	28
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(115)
DAC and VOBA	861
DAC and VOBA of subsidiary at date of disposal	(10)
Deferred income tax	593
Deferred income tax of subsidiary at date of disposal	(6)

Change in net unrealized investment gains (losses)	(13,477)
Change in net unrealized investment gains (losses) attributable to non-controlling interest	8

Balance, end of period	$(13,469)

Change in net unrealized investment gains (losses)	$(913)
Change in net unrealized investment gains (losses) attributable to non-controlling interest	8

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.’s common shareholders	$(905)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the estimated fair value and gross unrealized loss of the Company’s fixed maturity (aggregated by sector) and equity securities in an unrealized loss position, aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$23,771	$3,272	$22,571	$7,402	$46,342	$10,674
Residential mortgage-backed securities	3,039	699	9,757	3,740	12,796	4,439
Foreign corporate securities	12,716	2,397	8,395	3,504	21,111	5,901
U.S. Treasury, agency and government guaranteed securities	1,639	37	—	—	1,639	37
Commercial mortgage-backed securities	5,313	731	6,396	2,630	11,709	3,361
Asset-backed securities	4,888	613	4,809	2,713	9,697	3,326
Foreign government securities	1,782	226	311	139	2,093	365
State and political subdivision securities	1,664	171	1,603	480	3,267	651
Other fixed maturity securities	7	3	1	—	8	3

Total fixed maturity securities	$54,819	$8,149	$53,843	$20,608	$108,662	$28,757

Equity securities	$638	$432	$675	$770	$1,313	$1,202

Total number of securities in an unrealized loss position	8,464		4,407

	December 31, 2008
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$30,076	$4,479	$18,011	$5,423	$48,087	$9,902
Residential mortgage-backed securities	10,032	2,711	4,572	2,009	14,604	4,720
Foreign corporate securities	15,634	3,157	6,609	2,527	22,243	5,684
U.S. Treasury, agency and government guaranteed securities	106	1	—	—	106	1
Commercial mortgage-backed securities	9,259	1,665	3,093	1,788	12,352	3,453
Asset-backed securities	6,412	1,325	3,777	2,414	10,189	3,739
Foreign government securities	2,030	316	403	61	2,433	377
State and political subdivision securities	2,035	405	948	537	2,983	942
Other fixed maturity securities	20	3	2	—	22	3

Total fixed maturity securities	$75,604	$14,062	$37,415	$14,759	$113,019	$28,821

Equity securities	$727	$306	$978	$672	$1,705	$978

Total number of securities in an unrealized loss position	9,066		3,539

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	March 31, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$23,235	$36,374	$1,226	$12,494	3,762	1,967
Six months or greater but less than nine months	13,614	11,481	1,113	5,692	1,051	611
Nine months or greater but less than twelve months	13,175	2,015	1,120	1,098	1,020	528
Twelve months or greater	33,484	4,041	3,492	2,522	2,328	319

Total	$83,508	$53,911	$6,951	$21,806

Equity Securities:
Less than six months	$172	$1,049	$18	$490	684	855
Six months or greater but less than nine months	11	541	2	330	17	34
Nine months or greater but less than twelve months	2	354	—	230	11	16
Twelve months or greater	95	291	5	127	48	12

Total	$280	$2,235	$25	$1,177

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

At March 31, 2009 and December 31, 2008, $7.0 billion and $8.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 8% and 9%, respectively, of the cost or amortized cost of such securities. At March 31, 2009 and December 31, 2008, $25 million and $75 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 9% and 13%, respectively, of the cost of such securities.

At March 31, 2009, $21.8 billion and $1.2 billion of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 40% and 53% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $21.8 billion and $1.2 billion, $12.5 billion and $490 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2008, $20.8 billion and $903 million of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% and 43% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $20.8 billion and $903 million, $17.2 billion and $519 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 711 fixed maturity securities and 38 equity securities, each with a gross unrealized loss at March 31, 2009 of greater than $10 million. These 711 fixed maturity securities represented 54% or $15.6 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 38 equity securities represented 79% or $949 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 699 fixed maturity securities and 33 equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 699 fixed maturity securities represented 50% or $14.5 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 33 equity securities represented 71% or $699 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, increased $1.4 billion during the three months ended March 31, 2009. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $1,177 million and $903 million at March 31, 2009 and December 31, 2008, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for less than six months was $490 million at March 31, 2009, of which $353 million of the unrealized losses, or 72%, are for non-redeemable preferred securities, of which $269 million, of the unrealized losses, or 76%, are for investment grade non-redeemable preferred securities. Of the $269 million of unrealized losses for investment grade non-redeemable preferred securities, $257 million of the unrealized losses, or 96%, was comprised of unrealized losses on investment grade financial services industry non-redeemable preferred securities, of which 72% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for six months or greater but less than twelve months was $560 million at March 31, 2009, of which $559 million of the unrealized losses, or 99%, are for non-redeemable preferred securities, of which, $480 million of the unrealized losses, or 86%, are investment grade and all of which are financial services industry non-redeemable preferred securities, of which 69% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for twelve months or greater was $127 million at March 31, 2009, all of which are for investment grade financial services industry non-redeemable preferred securities that are rated A or higher.

In connection with the equity securities impairment review process as of March 31, 2009, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services industry companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss. With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of 20% or less with in an extended unrealized loss position (i.e., 12 months or greater).

At March 31, 2009, there are $1,177 million of equity securities with an unrealized loss of 20% or more, of which $1,039 million of the unrealized losses, or 88%, were for non-redeemable preferred securities. At March 31, 2009, $876 million of the unrealized losses of 20% or more, or 84%, of the non-redeemable preferred securities were investment grade securities, of which $864 million of the unrealized losses of 20% or more, or 99%, are investment grade financial services industry non-redeemable preferred securities; and all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of credit rating, have not deferred any dividend payments.

Also, the Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities, and with respect to fixed maturity securities, it has the ability and intent to hold until the earlier of the recovery in value, or until maturity, and with respect to equity securities, it has the ability and intent to hold until the recovery in value.

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in credit rating, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and any of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $30.0 billion and $29.8 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, by sector/industry is as follows:

	March 31, 2009	December 31, 2008

Sector:
U.S. corporate securities	36%	33%
Foreign corporate securities	20	19
Residential mortgage-backed securities	15	16
Asset-backed securities	11	13
Commercial mortgage-backed securities	11	11
State and political subdivision securities	2	3
Foreign government securities	1	1
Other	4	4

Total	100%	100%

Industry:
Finance	30%	24%
Mortgage-backed	26	27
Asset-backed	11	13
Consumer	9	11
Utility	7	8
Communications	4	5
Industrial	3	4
Foreign government	1	1
Other	9	7

Total	100%	100%

Net Investment Gains (Losses)

The components of net investment gains (losses) are as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)

Fixed maturity securities	$(609)	$(203)
Equity securities	(269)	(10)
Mortgage and consumer loans	(148)	(28)
Real estate and real estate joint ventures	(25)	(2)
Other limited partnership interests	(97)	(3)
Freestanding derivatives	(1,050)	58
Embedded derivatives	1,217	(426)
Other	75	(116)

Net investment gains (losses)	$(906)	$(730)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities		Equity Securities		Total
	Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
			(In millions)

Proceeds	$11,778	$12,791	$58	$272	$11,836	$13,063

Gross investment gains	$356	$159	$7	$77	$363	$236

Gross investment losses	(412)	(288)	(18)	(26)	(430)	(314)

Writedowns
Credit-related	(483)	(74)	(98)	—	(581)	(74)
Other than credit-related (1)	(70)	—	(160)	(61)	(230)	(61)

Total writedowns	(553)	(74)	(258)	(61)	(811)	(135)

Net investment gains (losses)	$(609)	$(203)	$(269)	$(10)	$(878)	$(213)

(1)	Other than credit-related writedowns include items such as equity securities and non-redeemable preferred securities classified within fixed maturity securities where the primary reason for the writedown was the severity and/or the duration of an unrealized loss position and fixed maturity securities where an interest-rate related writedown was taken.

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

Losses from fixed maturity and equity securities deemed other-than-temporarily impaired, included within net investment gains (losses), were $811 million and $135 million for the three months ended March 31, 2009 and 2008, respectively. The substantial increase in the three months ended March 31, 2009 was driven in part by writedowns totaling $351 million of financial services industry securities holdings, comprised of $121 million of fixed maturity securities and $230 million of equity securities. These financial services industry impairments included $293 million of perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock, where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. In addition, there were increased credit-related impairments in the fixed maturity securities portfolio across several industries as shown in the table below. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments for the entities concerned.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The $553 million and $74 million of fixed maturity security writedowns in the three months ended March 31, 2009 and 2008, respectively, related to the following:

	Three Months
	Ended
	March 31,
	2009	2008
	(In millions)

Communications	$142	17
Finance	121	31
Consumer	90	—
Asset-backed	66	24
Mortgage-backed	60	—
Utility	33	—
Industrial	17	—
Other	24	2

Total	$553	$74

Included within the $258 million of writedowns on equity securities in the three months ended March 31, 2009 are $230 million of writedowns related to financial services industry holdings and $28 million of writedowns across several industries including communications and consumer. Equity security impairments in the three months ended March 31, 2009 included impairments totaling $200 million related to financial services industry perpetual hybrid securities where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

Net Investment Income

The components of net investment income are as follows:

	Three Months
	Ended
	March 31,
	2009	2008
	(In millions)

Fixed maturity securities	$2,818	$3,547
Equity securities	38	68
Trading securities (1)	17	(51)
Mortgage and consumer loans	682	702
Policy loans	157	148
Real estate and real estate joint ventures (2)	(85)	174
Other limited partnership interests (3)	(253)	132
Cash, cash equivalents and short-term investments	48	110
International joint ventures (4)	7	(4)
Other	75	76

Total investment income	3,504	4,902
Less: Investment expenses	241	605

Net investment income	$3,263	$4,297

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Net investment income from trading securities includes interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on trading securities and the short sale agreements liabilities. During the three months ended March 31, 2008, unrealized losses recognized on trading securities, due to the volatility in the equity and credit markets, were in excess of interest and dividends earned and net realized gains (losses) on securities sold.

(2)	Net investment income from real estate joint ventures within the real estate and real estate joint ventures caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. Overall, for the three months ended March 31, 2009, the net amount recognized was a loss of $85 million resulting primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions.

(3)	Net investment income from other limited partnership interests, including hedge funds, represents distributions from other limited partnership interests accounted for under the cost method and equity in earnings from other limited partnership interests accounted for under the equity method. Overall for the three months ended March 31, 2009, the net amount recognized was a loss of $253 million resulting principally from losses on equity method investments. Such earnings and losses recognized for other limited partnership interests are impacted by volatility in the equity and credit markets.

(4)	Net of changes in estimated fair value of derivatives related to economic hedges of these equity method investments that do not qualify for hedge accounting of ($24) million and $41 million for the three months ended March 31, 2009 and 2008, respectively.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities with a cost or amortized cost of $18.5 billion and $20.8 billion and an estimated fair value of $19.7 billion and $22.9 billion were on loan under the program at March 31, 2009 and December 31, 2008, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $20.0 billion and $23.3 billion at March 31, 2009 and December 31, 2008, respectively. Of this $20.0 billion of cash collateral at March 31, 2009, $3.0 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral, and $11.9 billion, $3.8 billion, $0.2 billion and $1.1 billion, respectively, were due within 30 days, 60 days, 90 days and over 90 days. Of the $2.9 billion of estimated fair value of the securities related to the cash collateral on open terms at March 31, 2009, $2.8 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury, agency and government guaranteed securities, and very liquid residential mortgage-backed securities. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $16.2 billion at March 31, 2009, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities).

Security collateral of $36 million and $279 million on deposit from counterparties in connection with the securities lending transactions at March 31, 2009 and December 31, 2008, respectively, may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets on Deposit, Held in Trust and Pledged as Collateral

The assets on deposit, assets held in trust and assets pledged as collateral are summarized in the table below. The amounts presented in the table below are at estimated fair value for cash, fixed maturity and equity securities and at carrying value for mortgage loans.

	March 31, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$1,256	$1,282
Assets held in trust:
Collateral financing arrangements (2)	5,209	4,754
Reinsurance arrangements (3)	1,517	1,714
Assets pledged as collateral:
Debt and funding agreements — FHLB of NY (4)	23,059	20,880
Debt and funding agreements — FHLB of Boston (4)	939	1,284
Funding agreements — Farmer MAC (5)	2,875	2,875
Federal Reserve Bank of New York (6)	2,708	1,577
Collateral financing arrangements — Holding Company (7)	641	316
Derivative transactions (8)	1,742	1,744
Short sale agreements (9)	424	346
Other	180	180

Total assets on deposit, held in trust and pledged as collateral	$40,550	$36,952

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 10.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities in support of its debt and funding agreements with the Federal Home Loan Bank of New York (“FHLB of NY”) and the Federal Home Loan Bank of Boston (“FHLB of Boston”).

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation (“Farmer MAC”).

(6)	The Company has pledged qualifying mortgage loans and securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of these Federal Home Loan Bank, Farmer MAC and Federal Reserve Bank of New York arrangements is described in Note 9.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 10.

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4.

(9)	Certain of the Company’s trading securities are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See also the immediately preceding section “Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program.

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

At March 31, 2009 and December 31, 2008, trading securities at estimated fair value were $922 million and $946 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $130 million and $57 million, respectively. The Company had pledged $424 million and $346 million of its assets, at estimated fair value, consisting of trading securities and cash and cash equivalents, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at March 31, 2009 and December 31, 2008, respectively.

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income totaled $17 million and ($51) million for the three months ended March 31, 2009 and 2008, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in estimated fair value of $13 million and ($42) million for the three months ended March 31, 2009 and 2008, respectively.

Mortgage Servicing Rights

The following table presents the changes in capitalized mortgage servicing rights (“MSRs”), which are included in other invested assets, for the three months ended March 31, 2009:

Carrying Value
(In millions)

Fair value, beginning of period	$191
Acquisition of mortgage servicing rights	235
Reduction due to loan payments	(25)
Reduction due to sales	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	3
Other changes in fair value	1

Fair value, end of period	$405

The Company recognizes the rights to service residential mortgage loans as MSRs. MSRs are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. MSRs are carried at estimated fair value and changes in estimated fair value, primarily due to changes in valuation inputs and assumptions and to the collection of expected cash flows, are reported in other revenues in the period in which the change occurs. See also Note 18 for further information about how the estimated fair value of MSRs is determined and other related information.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Variable Interest Entities

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at March 31, 2009 and December 31, 2008. Generally, creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company.

	March 31, 2009		December 31, 2008
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$2,781	$—	$2,361	$—
Real estate joint ventures (2)	30	16	26	15
Other limited partnership interests (3)	163	50	20	3
Other invested assets (4)	28	2	10	3

Total	$3,002	$68	$2,417	$21

(1)	See Note 10 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. At March 31, 2009 and December 31, 2008, these assets are reflected at estimated fair value and consist of the following:

	March 31, 2009	December 31, 2008
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$858	$948
Residential mortgage-backed securities	563	561
U.S. Treasury, agency and government guaranteed securities	501	—
Asset-backed securities	465	409
Commercial mortgage-backed securities	101	98
Foreign corporate securities	99	95
State and political subdivision securities	21	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held in trust of $0 and $60 million, respectively)	168	224

Total	$2,781	$2,361

(2)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At March 31, 2009 and December 31, 2008, the assets consist of $24 million and $20 million, respectively, of real estate and real estate joint ventures held-for-investment, $5 million and $5 million, respectively, of cash and cash equivalents and $1 million and $1 million, respectively, of other assets. At March 31, 2009, liabilities consist of $14 million and $2 million of other liabilities and long-term debt, respectively. At December 31, 2008, liabilities consist of $15 million of other liabilities.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At March 31, 2009 and December 31, 2008, the assets of $163 million and $20 million, respectively, are included within other limited partnership interests while the liabilities of $50 million and $3 million, respectively, are included within other liabilities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Other invested assets includes tax-credit partnerships and other investments established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At March 31, 2009 and December 31, 2008, the assets of $28 million and $10 million, respectively, are included within other invested assets. At March 31, 2009 and December 31, 2008, the liabilities consist of $1 million and $2 million, respectively, of long-term debt and less than $1 million and $1 million, respectively, of other liabilities.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount (1)	to Loss (2)	Amount (1)	to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$465	$465	$1,080	$1,080
U.S. corporate securities	338	338	992	992
Real estate joint ventures	32	32	32	32
Other limited partnership interests	2,616	2,992	3,496	4,004
Other invested assets	351	167	318	108

Total	$3,802	$3,994	$5,918	$6,216

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by tax credits guaranteed by third parties of $268 million and $278 million at March 31, 2009 and December 31, 2008, respectively.

As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, MetLife did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2009.

4.	Derivative Financial Instruments

Accounting for Derivative Financial Instruments

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance contracts that have embedded derivatives.

Freestanding derivatives are carried on the Company’s consolidated balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell residential mortgage backed securities or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most over-the-counter derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain over-the-counter derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, credit correlation assumptions, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such instruments. Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

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

Pursuant to FIN No. 39, Offsetting of Amounts Related to Certain Contracts, the Company’s policy is to not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

See Note 18 for information about the fair value hierarchy for derivatives.

Primary Risks Managed by Derivative Financial Instruments and Non Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the notional amount, estimated

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fair value, and primary underlying risk exposure of Company’s derivative financial instruments, excluding embedded derivatives held at:

		March 31, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
				(In millions)

Interest rate	Interest rate swaps	$34,678	$3,204	$1,248	$34,060	$4,617	$1,468
	Interest rate floors	29,191	875	81	48,517	1,748	—
	Interest rate caps	20,136	46	—	24,643	11	—
	Interest rate futures	11,573	21	22	13,851	44	117
	Interest rate options	—	—	—	2,365	939	35
	Interest rate forwards	17,071	75	70	16,616	49	70
	Synthetic GICs	4,297	—	—	4,260	—	—
Foreign currency	Foreign currency swaps	18,665	1,653	1,606	19,438	1,953	1,866
	Foreign currency forwards	5,800	68	214	5,167	153	129
	Currency options	878	46	—	932	73	—
	Non-derivative hedging instruments (2)	351	—	317	351	—	323
Credit	Swap spreadlocks	955	—	61	2,338	—	99
	Credit default swaps	6,188	247	67	5,219	152	69
Equity market	Equity futures	6,148	108	63	6,057	1	88
	Equity options	14,189	2,623	451	5,153	2,150	—
	Variance swaps	9,402	385	4	9,222	416	—
	Other	250	—	122	250	—	101

	Total	$179,772	$9,351	$4,326	$198,439	$12,306	$4,365

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company utilizes interest rate swaps in fair value, cash flow, and non-qualifying hedging relationships.

The Company also enters into basis swaps to better match the cash flows from assets and related liabilities. In a basis swap, both legs of the swap are floating with each based on a different index. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. A single net payment is usually made by one counterparty at each due date. Basis swaps are included in interest rate swaps in the preceding table. The Company utilizes basis swaps in non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Inflation swaps are used as an economic hedge to reduce inflation risk generated from inflation-indexed liabilities. Inflation swaps are included in interest rate swaps in the preceding table. The Company utilizes inflation swaps in non-qualifying hedging relationships.

Implied volatility swaps are used by the Company primarily as economic hedges of interest rate risk associated with the Company’s investments in mortgage-backed securities. In an implied volatility swap, the Company exchanges fixed payments for floating payments that are linked to certain market volatility measures. If implied volatility rises, the floating payments that the Company receives will increase, and if implied volatility falls, the floating payments that the Company receives will decrease. Implied volatility swaps are included in interest rate swaps in the preceding table. The Company utilizes implied volatility swaps in non-qualifying hedging relationships.

The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities (duration mismatches), as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in non-qualifying hedging relationships.

In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, and to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance. The value of interest rate futures is substantially impacted by changes in interest rates and they can be used to modify or hedge existing interest rate risk. The Company utilizes exchange-traded interest rate futures in non-qualifying hedging relationships.

Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. Swaptions are included in interest rate options in the preceding table. The Company utilizes swaptions in non-qualifying hedging relationships.

The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company also uses interest rate forwards to sell securities as economic hedges against the risk of changes in the fair value of mortgage loans held for sale and interest rate lock commitments. The Company utilizes interest rate forwards in non-qualifying hedging relationships.

Interest rate lock commitments are short-term commitments to fund mortgage loan applications in process (the pipeline) for a fixed term at a fixed price. During the term of an interest rate lock commitment, the Company is exposed to the risk that interest rates will change from the rate quoted to the potential borrower. Interest rate lock commitments to fund mortgage loans that will be held for sale are considered derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”). Interest rate lock commitments are included in interest rate forwards in the preceding table. Interest rate lock commitments are not designated as hedging instruments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A synthetic guaranteed interest contract (“GIC”) is a contract that simulates the performance of a traditional GIC through the use of financial instruments. Under a synthetic GIC, the policyholder owns the underlying assets. The Company guarantees a rate return on those assets for a premium. Synthetic GICs are not designated as hedging instruments.

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

In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow, net investment in foreign operations, and non-qualifying hedging relationships.

In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date. The Company utilizes foreign currency forwards in net investment in foreign operations and non-qualifying hedging relationships.

The Company enters into currency option contracts that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign exchange rate and the strike price. The Company uses currency options to hedge against the foreign currency exposure inherent in certain of its variable annuity products. The Company utilizes currency options in non-qualifying hedging relationships.

The Company uses certain of its foreign denominated GICs to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Such contracts are included in non-derivative hedging instruments in the preceding table.

Swap spread locks are used by the Company to hedge invested assets on an economic basis against the risk of changes in credit spreads. Swap spread locks are forward transactions between two parties whose underlying reference index is a forward starting interest rate swap where the Company agrees to pay a coupon based on a predetermined reference swap spread in exchange for receiving a coupon based on a floating rate. The Company has the option to cash settle with the counterparty in lieu of maintaining the swap after the effective date. The Company utilizes swap spread locks in non-qualifying hedging relationships.

Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments and to diversify its credit risk exposure in certain portfolios. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to insure credit risk. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. The Company utilizes credit default swaps in non-qualifying hedging relationships.

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury or Agency security. The Company also enters into certain credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps are not designated as hedging instruments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge liabilities embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in non-qualifying hedging relationships.

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. Equity index options are included in equity options in the preceding table. The Company utilizes equity index options in non-qualifying hedging relationships.

Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. Equity variance swaps are included in variance swaps in the preceding table. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

Total rate of return swaps (“TRRs”) are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and LIBOR, calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses total return swaps to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. TRRs are included in the other classification in the preceding table. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments under SFAS 133 by type of hedge designation at:

	March 31, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$6,504	$604	$534	$6,093	$467	$550
Interest rate swaps	4,318	1,095	121	4,141	1,338	153

Subtotal	10,822	1,699	655	10,234	1,805	703

Cash Flow Hedges:
Foreign currency swaps	3,506	369	317	3,782	463	381
Interest rate swaps	—	—	—	286	—	6

Subtotal	3,506	369	317	4,068	463	387

Foreign Operations Hedges:
Foreign currency forwards	1,610	13	63	1,670	32	50
Foreign currency swaps	164	5	—	164	1	—
Non-derivative hedging instruments	351	—	317	351	—	323

Subtotal	2,125	18	380	2,185	33	373

Total Qualifying Hedges	$16,453	$2,086	$1,352	$16,487	$2,301	$1,463

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments under SFAS 133 by derivative type at:

	March 31, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Interest rate swaps	$30,360	$2,109	$1,127	$29,633	$3,279	$1,309
Interest rate floors	29,191	875	81	48,517	1,748	—
Interest rate caps	20,136	46	—	24,643	11	—
Interest rate futures	11,573	21	22	13,851	44	117
Interest rate options	—	—	—	2,365	939	35
Interest rate forwards	17,071	75	70	16,616	49	70
Synthetic GICs	4,297	—	—	4,260	—	—
Foreign currency swaps	8,491	675	755	9,399	1,022	935
Foreign currency forwards	4,190	55	151	3,497	121	79
Currency options	878	46	—	932	73	—
Swaps spreadlocks	955	—	61	2,338	—	99
Credit default swaps	6,188	247	67	5,219	152	69
Equity futures	6,148	108	63	6,057	1	88
Equity options	14,189	2,623	451	5,153	2,150	—
Variance swaps	9,402	385	4	9,222	416	—
Other	250	—	122	250	—	101

Total non-designated or non-qualifying derivatives	$163,319	$7,265	$2,974	$181,952	$10,005	$2,902

The following table presents the settlement payments recorded in income for the:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Qualifying hedges:
Net investment income	$17	$(2)
Interest credited to policyholder account balances	42	21
Other expenses	(4)	—
Non-qualifying hedges:
Net investment income	(1)	(2)
Net investment gains (losses)	30	8
Other revenues	8	—

Total	$92	$25

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert fixed rate investments to floating rate investments;

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(ii) interest rate swaps to convert fixed rate liabilities to floating rate liabilities; and (iii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated investments and liabilities.

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months ended March 31, 2009 and 2008:

				Ineffectiveness
		Net Investment Gains	Net Investment Gains	Recognized in
Derivatives in Fair Value	Hedge Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Net Investment
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended March 31, 2009:
Interest rate swaps:	Fixed maturity securities	$14	$(12)	$2
	Policyholder account balances (1)	(294)	292	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	3	(4)	(1)
	Foreign-denominated policyholder account balances (2)	(107)	113	6

Total		$(384)	$389	$5

For the Three Months Ended March 31, 2008:
Total		$345	$(340)	$5

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

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

For the three months ended March 31, 2009, the Company recognized insignificant net investment losses which represented the ineffective portion of all cash flow hedges. For the three months ended March 31, 2008, the Company did not recognize any net investment gains (losses) which represented the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months ended March 31, 2009 and 2008 related to such discontinued cash flow hedges were gains (losses) of $1 million and ($4) million, respectively. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the three months ended March 31, 2009 and 2008.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the components of other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Other comprehensive income (loss), beginning of period	$82	$(270)
Gains (losses) deferred in other comprehensive loss on the effective portion of cash flow hedges	(8)	(35)
Amounts reclassified to net investment gains (losses)	39	(58)
Amounts reclassified to net investment income	2	2
Amortization of transition adjustment	(2)	—

Other comprehensive income (loss), end of period	$113	$(361)

At March 31, 2009, $13 million of the deferred net loss on derivatives accumulated in other comprehensive income (loss) is expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months ended March 31, 2009 and 2008:

				Amount and Location
	Amount of Gains	Amount and Location		of Gains (Losses)
	(Losses) Deferred	of Gains (Losses)		Recognized in Income
	in Accumulated	Reclassified from		on Derivatives
Derivatives in Cash Flow	Other Comprehensive	Accumulated Other		(Ineffective Portion and
Hedging Relationships	Loss on Derivatives	Comprehensive Loss into Income		Amount Excluded from
	(Effective Portion)	(Effective Portion)		Effectiveness Testing)
		Net Investment	Net Investment	Net Investment	Net Investment
		Gains Losses	Income	Gains (Losses)	Income
	(In millions)

For the Three Months Ended March 31, 2009:
Interest rate swaps	$1	$—	$—	$—	$—
Foreign currency swaps	(9)	(39)	—	—	—

Total	$(8)	$(39)	$—	$—	$—

For the Three Months Ended March 31, 2008:
Interest rate swaps	$3	$—	$—	$—	$—
Foreign currency swaps	(38)	58	(2)	—	—

Total	$(35)	$58	$(2)	$—	$—

Hedges of Net Investments in Foreign Operations

The Company uses forward exchange contracts, foreign currency swaps, options and non-derivative financial instruments to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on the forward exchange contracts based upon the change in forward rates. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive loss are reclassified to the consolidated statements of income, while a pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months ended March 31, 2009 and 2008:

Amount of Gains (Losses)
Deferred in Accumulated
Other Comprehensive Loss
Derivatives and Non-Derivative Hedging Instruments in Net Investment Hedging Relationships (1), (2)	(Effective Portion)
(In millions)

For the Three Months Ended March 31, 2009:
Foreign currency forwards	$5
Foreign currency swaps	4
Non-derivative hedging instruments	6

Total	$15

For the Three Months Ended March 31, 2008:
Foreign currency forwards	$(52)
Foreign currency swaps	32
Non-derivative hedging instruments	15

Total	$(5)

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive loss into income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

At March 31, 2009 and December 31, 2008, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive loss related to hedges of net investments in foreign operations was $141 million and $126 million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spread locks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) synthetic guaranteed interest contracts; (viii) credit default swaps and total rate of return swaps to synthetically create investments; (ix) basis swaps to better match the cash flows of assets and related liabilities; (x) credit default swaps held in relation to trading portfolios; (xi) swaptions to hedge interest rate risk; (xii) inflation swaps to reduce risk generated from inflation-indexed liabilities, and (xiii) interest rate lock commitments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments under SFAS 133:

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)
	(In millions)

For the Three Months Ended March 31, 2009:
Interest rate swaps	$(592)	$(2)	$—	$9
Interest rate floors	(551)	—	—	—
Interest rate caps	(25)	—	—	—
Interest rate futures	(118)	(6)	—	—
Equity futures	433	27	113	—
Foreign currency swaps	78	—	—	—
Foreign currency forwards	1	(24)	—	—
Currency options	(21)	—	—	—
Equity options	52	(18)	—	—
Interest rate options	(353)	—	—	—
Interest rate forwards	1	—	—	(16)
Variance swaps	(23)	(2)	—	—
Swap spreadlocks	(47)	—	—	—
Credit default swaps	89	(3)	—	—
Synthetic GICs	—	—	—	—
Other	(20)	—	—	—

Total	$(1,096)	$(28)	$113	$(7)

For the Three Months Ended March 31, 2008:	$68	$76	$57	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of liabilities embedded in certain variable annuity products offered by the Company.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1,858 million and $1,875 million at March 31, 2009 and December 31, 2008, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2009 and December 31, 2008, the Company would have paid $35 million and $37 million, respectively, to terminate all of these contracts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table below. As a result, the maximum amounts of potential future recoveries available to offset the $1,858 million and $1,875 million from the table below were $25 million and $13 million at March 31, 2009 and December 31, 2008, respectively.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair	of Future	Weighted	Fair Value	Future	Weighted
	Value of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$140	4.8	$1	$143	5.0
Credit default swaps referencing indices	(35)	1,472	3.8	(33)	1,372	4.1

Subtotal	(34)	1,612	3.9	(32)	1,515	4.2

Baa
Single name credit default swaps (corporate)	3	118	3.8	2	110	2.6
Credit default swaps referencing indices	(4)	105	4.2	(5)	215	4.1

Subtotal	(1)	223	4.0	(3)	325	3.6

Ba
Single name credit default swaps (corporate)	—	3	5.0	—	25	1.6
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	3	5.0	—	25	1.6

B
Single name credit default swaps (corporate)	—	20	0.5	—	—	—
Credit default swaps referencing indices	—	—	—	(2)	10	5.0

Subtotal	—	20	0.5	(2)	10	5.0

Caa and lower
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total	$(35)	$1,858	3.9	$(37)	$1,875	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Risk on Freestanding Derivatives

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

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At March 31, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $4,347 million and $7,758 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At March 31, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with a fair market value of $748 million and $1,249 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at March 31, 2009, none of the collateral had been sold or repledged.

The Company’s collateral arrangements for its over-the-counter derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivative instruments contain provisions that require the Company to maintain a specific investment grade credit rating from at least one of the major credit rating agencies. If the Company’s credit ratings were to fall below that specific investment grade credit rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments that are in a net liability position after considering the effect of netting agreements.

The following table presents the estimated fair value of the Company’s over-the-counter derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date.

	Fair Value (1) of	Fair Value of
	Derivatives in Net	Collateral
	Liability Position	Provided	Fair Value of Incremental Collateral
	March 31, 2009	March 31, 2009	Provided Upon:
Downgrade in the
			One Notch	Company’s Credit Rating
			Downgrade	to a Level that Triggers
			in the	Full Overnight
			Company’s	Collateralization or
		Fixed Maturity	Credit	Termination
		Securities (2)	Rating	of the Derivative Position
(In millions)

Derivatives subject to credit-contingent provisions	$782	$662	$65	$131
Derivatives not subject to credit-contingent provisions	122	115	—	—

Total	$904	$777	$65	$131

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheet. The counterparties are permitted by contract to sell or repledge this collateral. At March 31, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at March 31, 2009 was $3,864 million. At March 31, 2009, the Company provided securities collateral of $662 million in connection with these derivatives. In the unlikely event that both (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions, and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at March 31, 2009 would be $3,202 million. This amount does not consider gross derivative assets of $3,082 million for which the Company has contractual right of offset.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $776 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

The Company also has exchange-traded futures, which require the pledging of collateral. At March 31, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $276 million and $282 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At March 31, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $689 million and $686 million, respectively, which is included in premiums and other receivables.

Embedded Derivatives

The Company has certain embedded derivatives that are required to be separated from their host contracts and accounted for as derivatives. These host contracts principally include: variable annuities with guaranteed minimum withdrawal, guaranteed minimum accumulation and certain guaranteed minimum income riders; ceded reinsurance contracts related to guaranteed minimum accumulation and certain guaranteed minimum income riders; and guaranteed interest contracts with equity or bond indexed crediting rates.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	March 31, 2009	December 31, 2008
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$222	$205
Call options in equity securities	(22)	(173)

Net embedded derivatives within asset host contracts	$200	$32

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$2,034	$3,134
Other	(110)	(83)

Net embedded derivatives within liability host contracts	$1,924	$3,051

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2009	2008
	(In millions)

Net investment gains (losses) (1)	$1,217	$(426)
Policyholder benefits and claims	$16	$—

(1)	Effective January 1, 2008, upon adoption of SFAS 157, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the three months ended March 31, 2009 and 2008 were gains of $828 million and $354 million, respectively, in connection with this adjustment.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA at March 31, 2009 and December 31, 2008 is as follows:

	DAC	VOBA	Total
	(In millions)

Balance, beginning of period	$16,653	$3,491	$20,144
Capitalizations	786	—	786

Subtotal	17,439	3,491	20,930

Less: Amortization related to:
Net investment gains (losses)	201	(18)	183
Other expenses	618	128	746

Total amortization	819	110	929

Less: Unrealized investment gains (losses)	(847)	(4)	(851)
Less: Other	109	(11)	98

Balance, end of period	$17,358	$3,396	$20,754

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $409 million in 2009, $353 million in 2010, $322 million in 2011, $289 million in 2012, and $250 million in 2013. For the three months ended March 31, 2009, $128 million has been amortized resulting in $281 million estimated to be amortized for the remainder of 2009.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Amortization of VOBA and DAC is attributed to both investment gains and losses and other expenses which are the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses provide information regarding the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$71	$74	$8	$9	$79	$83
Retirement & savings	29	31	1	1	30	32
Non-medical health & other	910	898	—	—	910	898

Subtotal	1,010	1,003	9	10	1,019	1,013

Individual:
Traditional life	6,439	5,813	173	154	6,612	5,967
Variable & universal life	3,755	3,682	950	968	4,705	4,650
Annuities	4,016	3,971	1,832	1,917	5,848	5,888
Other	—	—	—	—	—	—

Subtotal	14,210	13,466	2,955	3,039	17,165	16,505

International:
Latin America region	439	432	339	341	778	773
European region	330	303	20	22	350	325
Asia Pacific region	1,188	1,263	71	75	1,259	1,338

Subtotal	1,957	1,998	430	438	2,387	2,436

Auto & Home	177	183	—	—	177	183

Corporate & Other	4	3	2	4	6	7

Total	$17,358	$16,653	$3,396	$3,491	$20,754	$20,144

6.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill is as follows:

March 31, 2009
(In millions)

Balance, beginning of period	$5,008
Other, net (1)	2

Balance, end of period	$5,010

(1)	Consisting principally of foreign currency translation adjustments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding goodwill by segment and reporting unit is as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$15	$15
Retirement & savings	887	887
Non-medical health & other	149	149

Subtotal	1,051	1,051

Individual:
Traditional life	73	73
Variable & universal life	1,174	1,174
Annuities	1,692	1,692
Other	18	18

Subtotal	2,957	2,957

International:
Latin America region	187	184
European region	36	37
Asia Pacific region	152	152

Subtotal	375	373

Auto & Home	157	157

Corporate & Other (1)	470	470

Total	$5,010	$5,008

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $470 million of goodwill within Corporate & Other relates to goodwill acquired as a part of the Travelers acquisition of $405 million, as well as acquisitions by MetLife Bank, National Association (“MetLife Bank”) which resides within Corporate & Other. For purposes of goodwill impairment testing at March 31, 2009 and December 31, 2008, the $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million), and the Institutional segment was attributed $195 million (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both March 31, 2009 and December 31, 2008.

The Company performs its annual goodwill impairment tests during the third quarter based upon data at June 30th and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive income), the capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

Management applies significant judgment when determining the estimated fair value of the Company’s reporting. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

The Company’s annual tests indicated that goodwill was not impaired at September 30, 2008. Current economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, required management of the Company to consider the impact of these events on the recoverability of its assets, in particular its goodwill. Management concluded it was appropriate to perform an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$3,356	$3,346	$14,296	$14,044	$2,674	$2,532
Retirement & savings	40,171	40,320	55,495	60,787	41	58
Non-medical health & other	11,866	11,619	501	501	593	609
Individual:
Traditional life	53,345	52,968	1	1	1,565	1,423
Variable & universal life	1,240	1,129	15,211	15,062	1,463	1,452
Annuities	3,933	3,655	47,482	44,282	92	88
Other	—	2	2,656	2,524	1	1
International	9,479	9,241	5,340	5,654	1,302	1,227
Auto & Home	3,015	3,083	—	—	38	43
Corporate & Other	5,204	5,192	7,586	6,950	367	329

Total	$131,609	$130,555	$148,568	$149,805	$8,136	$7,762

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	March 31, 2009				December 31, 2008
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$16,190		N/A		$15,882		N/A
Net amount at risk (2)	$5,232	(3)	N/A		$4,384	(3)	N/A
Average attained age of contractholders	63 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$59,903		$24,986		$62,345		$24,328
Net amount at risk (2)	$21,044	(3)	$13,066	(4)	$18,637	(3)	$11,312	(4)
Average attained age of contractholders	60 years		61 years		60 years		61 years
Two Tier Annuities
General account value	N/A		$283		N/A		$283
Net amount at risk (2)	N/A		$50	(5)	N/A		$50	(5)
Average attained age of contractholders	N/A		61 years		N/A		60 years

	March 31, 2009				December 31, 2008
	Secondary		Paid-Up		Secondary		Paid-Up
	Guarantees		Guarantees		Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$7,632		$4,094		$7,825		$4,135
Net amount at risk (2)	$145,058	(3)	$30,694	(3)	$145,927	(3)	$31,274	(3)
Average attained age of policyholders	51 years		56 years		50 years		56 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

(5)	The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts at March 31, 2009 and December 31, 2008 is as follows:

	Annuity Contracts		Universal and Variable
	Guaranteed	Guaranteed	Life Contracts
	Death	Annuitization	Secondary	Paid-Up
	Benefits	Benefits	Guarantees	Guarantees	Total
	(In millions)

Balance, beginning of period	$243	$403	$191	$50	$887
Incurred guaranteed benefits	76	129	42	2	249
Paid guaranteed benefits	(17)	—	—	—	(17)

Balance, end of period	$302	$532	$233	$52	$1,119

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Mutual Fund Groupings:
Equity	$32,878	$39,842
Balanced	18,822	14,548
Bond	5,769	5,671
Money Market	2,552	2,456
Specialty	1,153	488

Total	$61,174	$63,005

8.	Closed Block

On April 7, 2000 (the “Demutualization Date”), MLIC converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving MLIC’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC.

Recent experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized losses, has resulted in a policyholder dividend obligation of zero at both March 31, 2009 and December 31, 2008. The policyholder dividend obligation of zero and the Company’s decision to revise the expected policyholder dividend scales, which are based upon statutory results, has resulted in reduction to both actual and expected cumulative earnings of the closed block. This change in the timing of the expected cumulative earnings of the closed block combined with a policyholder dividend obligation of zero during the prior year resulted in an increase in the DAC associated with the closed block, which resides outside of the closed block, and a corresponding decrease in the Company’s DAC amortization of $5 million for the three months ended March 31, 2009. Amortization of the closed block DAC will be based upon actual cumulative earnings rather than expected cumulative earnings of the closed block until such time as the actual cumulative earnings of the closed block exceed the expected cumulative earnings, at which time the policyholder dividend obligation will be reestablished. Actual cumulative earnings less than expected cumulative earnings will result in future reductions to DAC and net income of the Company and increase sensitivity of the Company’s net income to movements in closed block results.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,440	$43,520
Other policyholder funds	317	315
Policyholder dividends payable	735	711
Policyholder dividend obligation	—	—
Payables for collateral under securities loaned and other transactions	2,098	2,852
Other liabilities	475	254

Total closed block liabilities	47,065	47,652

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $27,098 and $27,947, respectively)	24,559	26,205
Equity securities available-for-sale, at estimated fair value (cost: $267 and $280, respectively)	177	210
Mortgage loans on real estate	7,164	7,243
Policy loans	4,463	4,426
Real estate and real estate joint ventures held-for-investment	372	381
Short-term investments	—	52
Other invested assets	1,507	952

Total investments	38,242	39,469
Cash and cash equivalents	104	262
Accrued investment income	473	484
Current income tax assets	21	—
Deferred income tax assets	1,834	1,632
Premiums and other receivables	165	98

Total assets designated to the closed block	40,839	41,945

Excess of closed block liabilities over assets designated to the closed block	6,226	5,707

Amounts included in accumulated other comprehensive loss:
Unrealized investment gains (losses), net of income tax of ($957) and ($633), respectively	(1,777)	(1,174)
Unrealized gains (losses) on derivative instruments, net of income tax of ($4) and ($8), respectively	(8)	(15)

Total amounts included in accumulated other comprehensive loss	(1,785)	(1,189)

Maximum future earnings to be recognized from closed block assets and liabilities	$4,441	$4,518

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses is as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Revenues
Premiums	$635	$651
Net investment income and other revenues	533	564
Net investment gains (losses)	154	(65)

Total revenues	1,322	1,150

Expenses
Policyholder benefits and claims	786	803
Policyholder dividends	366	371
Other expenses	52	56

Total expenses	1,204	1,230

Revenues, net of expenses before income tax	118	(80)
Income tax	41	(31)

Revenues, net of expenses and income taxes	$77	$(49)

The change in the maximum future earnings of the closed block is as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Balance, beginning of period	$4,518	$4,429
Change during period	(77)	49

Balance, end of period	$4,441	$4,478

MLIC charges the closed block with federal income taxes, state and local premium taxes, and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

9.	Long-term and Short-term Debt

The following represent significant changes in debt from the amounts reported in Note 10 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

Senior Notes

On March 26, 2009, the Holding Company issued $397 million aggregate principal amount of floating rate senior notes due June 29, 2012 under the FDIC’s Temporary Liquidity Guarantee Program. Under the terms of the FDIC program, the FDIC will guarantee the payment of interest and principal of the debt through maturity. The notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. The notes are not redeemable prior to their maturity. In connection with the offering, the Holding Company incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

On February 17, 2009, the Holding Company closed the successful remarketing of the $1,035 million Series B portion of the junior subordinated debentures constituting part of its common equity units issued in June 2005. The common equity units consisted of a debt security and a stock purchase contract under which the holders of the units would be required to purchase common stock. The remarketing of the Series A portion of the junior subordinated debentures and the associated stock purchase contract settlement occurred in August 2008. In the February 2009 remarketing, the Series B junior subordinated debentures were modified, as permitted by their terms, to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the stock purchase contracts. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contracts, the terms of the debt they received are the same as the terms of the remarketed debt. The subsequent settlement of the stock purchase contracts provided proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts on February 17, 2009.

Repurchase Agreements with the Federal Home Loan Bank of New York

MetLife Bank is a member of the FHLB of NY and holds $182 million and $89 million of common stock of the FHLB of NY at March 31, 2009 and December 31, 2008, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $3.8 billion and $1.8 billion at March 31, 2009 and December 31, 2008, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the three months ended March 31, 2009 and 2008, MetLife Bank received advances related to long-term borrowings totaling $50 million and $55 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $100 million and $56 million related to long-term borrowings for the three months ended March 31, 2009 and 2008, respectively. The advances on the repurchase agreements related to both long-term and short-term debt are collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $5.3 billion and $3.1 billion at March 31, 2009 and December 31, 2008, respectively.

Collateralized Borrowing from the Federal Reserve Bank of New York

MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. In order to utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At March 31, 2009 and December 31, 2008, MetLife Bank’s liability for advances from the Federal Reserve Bank of New York under these facilities was $2.5 billion and $950 million, respectively, which is included in short-term debt. The estimated fair value of loan and investment security collateral pledged by MetLife Bank to the Federal Reserve Bank of New York at March 31, 2009 and December 31, 2008 was $2.7 billion and $1.6 billion, respectively. During the three months ended March 31, 2009, the weighted average interest rate on these advances was 0.3%. During the three months ended March 31, 2009, the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

average daily balance of these advances was $1.5 billion and these advances were outstanding for an average of 30 days. The Company did not participate in these programs during the three months ended March 31, 2008.

Short-term Debt

Short-term debt was $5.9 billion and $2.7 billion at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, short-term debt consisted of $308 million of commercial paper, $2.5 billion related to the aforementioned collateralized borrowings from the Federal Reserve Bank of New York, $2.8 billion related to MetLife Bank’s liability under the aforementioned repurchase agreements with the FHLB of NY with original maturities of less than one year and $300 million related to MetLife Insurance Company of Connecticut’s (“MICC”) liability for borrowings from the FHLB of Boston with original maturities of less than one year. At December 31, 2008, short-term debt consisted of $714 million of commercial paper, $950 million related to the aforementioned collateralized borrowing from the Federal Reserve Bank of New York, $695 million related to MetLife Bank’s liability under the aforementioned repurchase agreements with the FHLB of NY with original maturities of less than one year and $300 million related to MICC’s liability for borrowings from the FHLB of Boston with original maturities of less than one year. During the three months ended March 31, 2009 and 2008, the weighted average interest rate on short-term debt was 0.65% and 2.8%, respectively. During the three months ended March 31, 2009 and 2008, the average daily balance of short-term debt was $3.3 billion and $595 million, respectively, and short-term debt was outstanding for an average of 15 days and 24 days, respectively.

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.2 billion at March 31, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at March 31, 2009, $2.9 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these credit facilities were $16 million and $2 million for the three months ended March 31, 2009 and 2008, respectively. Information on these credit facilities at March 31, 2009 is as follows:

			Letter of
			Credit		Unused
Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments
		(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012 (1)	$2,850	$1,462	$—	$1,388
MetLife Bank, N.A	July 2009	300	—	200	100

Total		$3,150	$1,462	$200	$1,488

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

Committed Facilities.  The Company maintains committed facilities aggregating $11.5 billion at March 31, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities are used for collateral for certain of the Company’s reinsurance liabilities. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Total fees associated with these committed facilities were $11 million and $3 million for the three months ended March 31, 2009 and 2008, respectively. Information on committed facilities at March 31, 2009 is as follows:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2009	$500	$500	$—	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	500	490	—	10	7
Exeter Reassurance Company Ltd.	December 2027 (2)	650	410	—	240	18
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,742	758	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	1,390	—	1,506	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2)	3,500	1,500	—	2,000	29

Total		$11,546	$4,290	$2,742	$4,514

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At March 31, 2009, the Company had outstanding $5.8 billion in letters of credit from various financial institutions of which $4.3 billion and $1.5 billion, were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it is in compliance with all covenants at March 31, 2009.

10.	Collateral Financing Arrangements

Associated with the Closed Block

In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued to investors, placed by an unaffiliated financial institution, $2.5 billion of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrues at an annual rate of 3-month LIBOR plus 0.55%, payable quarterly. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval. At both March 31, 2009 and December 31, 2008, the amount of surplus notes outstanding was $2.5 billion.

Simultaneous with the issuance of the surplus notes, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus notes. Such payments would reduce the amount of interest payments due from the Holding Company under the agreement. As of December 31, 2008, the Company had paid $800 million to the unaffiliated financial institution related to the decline in the estimated fair value of the surplus notes. During the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

three months ended March 31, 2009, the Holding Company made no payments to the unaffiliated financial institution related to declines in the estimated fair value of the surplus notes. In April 2009, the Holding Company paid an additional $400 million to the unaffiliated financial institution as a result of the continued decline in the estimated fair value of the surplus notes. In addition, the Holding Company had pledged collateral with an estimated fair value of $555 million and $230 million to the unaffiliated financial institution at March 31, 2009 and December 31, 2008, respectively. In April 2009, the collateral pledged was reduced by the amount of the payment made. In addition, the Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

A majority of the proceeds from the offering of the surplus notes were placed in trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities.

At both March 31, 2009 and December 31, 2008, the estimated fair value of assets held in trust by the Company was $2.1 billion. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s interim condensed consolidated balance sheet, with the related income included within net investment income in the Company’s consolidated income statement. Interest on the collateral financing arrangement is included as a component of other expenses. Total interest expense was $16 million and $37 million for the three months ended March 31, 2009 and 2008, respectively.

Associated with Secondary Guarantees

In May 2007, the Holding Company and MetLife Reinsurance Company of South Carolina, a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At both March 31, 2009 and December 31, 2008, $2.7 billion had been drawn upon under the collateral financing arrangement. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing.

Proceeds from the collateral financing arrangement were placed in trust to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trust is a VIE which is consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trust.

In connection with the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the estimated fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. For the three months ended March 31, 2009, the Holding Company paid $360 million to the unaffiliated financial institution as a result of the decline in the estimated fair value of the assets in the trust. Cumulatively, the Holding Company has contributed $680 million as a result of declines in the estimated fair value of the assets in the trust. All of the $680 million was deposited into the trust.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At both March 31, 2009 and December 31, 2008, the Holding Company had pledged $86 million under the agreement.

At March 31, 2009 and December 31, 2008, the Company held assets in trust with an estimated fair value of $2.8 billion and $2.4 billion, respectively, associated with this transaction. The assets are principally invested in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fixed maturity securities and are presented as such within the Company’s consolidated balance sheet, with the related income included within net investment income in the Company’s consolidated income statement. Interest on the collateral financing arrangement is included as a component of other expenses. Total interest expense was $15 million and $33 million for the three months ended March 31, 2009 and 2008, respectively.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2009.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (“Exchange Act”) in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has directed the manner and form of notice to the class, but plaintiffs have not yet distributed the notice. MLIC and the Holding Company moved for summary judgment, and plaintiffs moved for partial summary judgment. The court denied the parties’ motions for summary judgment on March 30, 2009.

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

As reported in the 2008 Annual Report, MLIC received approximately 5,063 asbestos-related claims in 2008. During the three months ended March 31, 2009 and 2008, MLIC received approximately 981 and 2,005 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

During 1998, MLIC paid $878 million in premiums for excess insurance policies for asbestos-related claims. The excess insurance policies for asbestos-related claims provided for recovery of losses up to $1.5 billion in excess of a $400 million self-insured retention. The Company’s initial option to commute the excess insurance policies for asbestos-related claims would have arisen at the end of 2008. On September 29, 2008, MLIC entered into agreements commuting the excess insurance policies at September 30, 2008. As a result of the commutation of the policies, MLIC received cash and securities totaling $632 million. Of this total, MLIC received $115 million in fixed maturity securities on September 26, 2008, $200 million in cash on October 29, 2008, and $317 million in cash on January 29, 2009. MLIC recognized a loss on commutation of the policies in the amount of $35.3 million during 2008.

In the years prior to commutation, the excess insurance policies for asbestos-related claims were subject to annual and per claim sublimits. Amounts exceeding the sublimits during 2007, 2006 and 2005 were approximately $16 million, $8 million and $0, respectively. Amounts were recoverable under the policies annually with respect to claims paid during the prior calendar year. Each asbestos-related policy contained an experience fund and a reference fund that provided for payments to MLIC at the commutation date if the reference fund was greater than zero at commutation or pro rata reductions from time to time in the loss reimbursements to MLIC if the cumulative return on the reference fund was less than the return specified in the experience fund. The return in the reference fund was tied to performance of the S&P 500 Index and the Lehman Brothers Aggregate Bond Index. A claim with respect to the prior year was made under the excess insurance policies in each year from 2003 through 2008 for the amounts paid with respect to asbestos litigation in excess of the retention. The foregone loss reimbursements were approximately $62.2 million with respect to claims for the period of 2002 through 2007. Because the policies were commuted at September 30, 2008, there will be no claims under the policies or forgone loss reimbursements with respect to payments made in 2008 and thereafter.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2009.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. Regulators also have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company has received a subpoena from the Office of the U.S. Attorney for the Southern District of California asking for documents regarding the insurance broker Universal Life Resources. The Company has been cooperating fully with these inquiries.

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

MSI is a defendant in two regulatory matters brought by the Illinois Department of Securities. In 2005, MSI received a notice from the Illinois Department of Securities asserting possible violations of the Illinois Securities Act in connection with alleged failure to disclose portability with respect to sales of a former affiliate’s mutual funds and representative compensation with respect to proprietary products. A response has been submitted and in January 2008, MSI received notice of the commencement of an administrative action by the Illinois Department of Securities. In May 2008, MSI’s motion to dismiss the action was denied. In the second matter, in December 2008 MSI received a Notice of Hearing from the Illinois Department of Securities based upon a complaint alleging that MSI failed to reasonably supervise one of its former registered representatives in connection with the sale of variable annuities to Illinois investors. MSI intends to vigorously defend against the claims in these matters.

On April 14, 2009, MSI received a Wells Notice from FINRA stating that FINRA is considering recommending that a disciplinary action be brought against MSI. FINRA contends that during the period from March 1999 through December 2006, MSI’s registered representative supervisory system was not reasonably designed to achieve compliance with National Association of Securities Dealers (“NASD”) Conduct Rules relating to the review of registered representatives’ electronic correspondence. Under FINRA procedures, MSI can avail itself of the opportunity to respond to the FINRA staff before it makes a formal recommendation regarding whether any disciplinary action should be considered.

In June 2008, the Environmental Protection Agency issued a Notice of Violation (“NOV”) regarding the operations of the Homer City Generating Station, an electrical generation facility. The NOV alleges, among other things, that the electrical generation facility is being operated in violation of certain federal and state Clean Air Act requirements. Homer City OL6 LLC, an entity owned by MLIC, is a passive investor with a noncontrolling interest in the electrical generation facility, which is solely operated by the lessee, EME Homer City Generation L.P. (“EME Homer”). Homer City OL6 LLC and EME Homer are among the respondents identified in the NOV. EME Homer

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

has been notified of its obligation to indemnify Homer City OL6 LLC and MLIC for any claims resulting from the NOV and has expressly acknowledged its obligation to indemnify Homer City OL6 LLC.

Other Litigation

Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998).  This putative class action lawsuit involving sales practices claims was filed against MLIC in Canada. Plaintiff alleged misrepresentations regarding dividends and future payments for life insurance policies and sought unspecified damages. Pursuant to a judgment dated March 11, 2009, this lawsuit was dismissed.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On March 27, 2009, the district court heard oral argument on the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. As it is possible that the judgment could be affected during the post judgment motion practice or during appellate practice, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. Motions for class certification have been filed and briefed in both cases. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007), was filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The court granted the defendants’ motion to dismiss, and plaintiff appealed the dismissal. Simon v. Metropolitan Property and Casualty Ins. Co. (W.D. Okla., filed September 23, 2008), a fourth putative nationwide class action lawsuit relating to payment of medical providers, is pending in federal court in Oklahoma. The Company is vigorously defending against the claims in these matters.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers had sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purported to represent a nationwide class of in-network providers who alleged that their claims were being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleged federal racketeering and various state law theories of liability. On February 10, 2009, the district court granted the Company’s motion to dismiss plaintiffs’ second amended complaint, dismissing all of plaintiffs’ claims except for breach of contract claims. Plaintiffs were provided with an opportunity to re-plead the dismissed claims by February 26, 2009. Since plaintiffs never amended these claims, they were dismissed with prejudice on March 2, 2009. By order dated March 20, 2009, the district court declined to retain jurisdiction over the remaining breach of contract claims and dismissed the lawsuit. On April 17, 2009, plaintiffs filed a notice of appeal from this order.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Metropolitan Life Ins. Co. v. Park Avenue Securities, et. al. (FINRA Arbitration, filed May 2006).  MLIC commenced an action against Park Avenue Securities LLC., a registered investment adviser and broker-dealer that is an indirect wholly-owned subsidiary of The Guardian Life Insurance Company of America, alleging misappropriation of confidential and proprietary information and use of prohibited methods to solicit the Company’s customers and recruit the Company’s financial services representatives. On February 12, 2009, a FINRA arbitration panel awarded MLIC $21 million in damages, including punitive damages and attorneys’ fees. In March 2009, Park Avenue Securities filed a motion to vacate the decision. MLIC filed its opposition to this motion on April 3, 2009.

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. This group of tenants claim that the Company, and since the sale of the properties, Tishman Speyer as current owner, improperly charged market rents when only lower regulated rents were permitted. The allegations are based on the impact of so-called J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss and dismissed the complaint in its entirety. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and held that apartments could not be deregulated during the time that a building owner is receiving J-51 tax abatements and reinstated the lawsuit. Tishman Speyer and the Company have been granted permission to appeal this decision to the New York Court of Appeals, where the Company will continue to vigorously defend against the claims in this lawsuit.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs assert legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs seek rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In January and May 2008, the court issued orders granting the defendants’ motion to dismiss in part, dismissing all of plaintiffs’ claims except for claims under the Investment Advisers Act. Defendants’ motion to dismiss claims under the Investment Advisers Act was denied. In March 2009, the defendants filed a motion for summary judgment. The Company is vigorously defending against the remaining claims in this matter.

Sales Practices Claims.  Over the past several years, MLIC, New England, GALIC, Walnut Street Securities and MSI have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At March 31, 2009, there were approximately 125 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against MLIC, New England, GALIC, MSI and Walnut Street Securities.

Summary

Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Although it no longer received compensation, the Company continued to be responsible for managing the funds of those participants that transferred to the government system. This change resulted in the establishment of a liability for future servicing obligations and the elimination of the Company’s obligations under death and disability policy coverages. The impact of the 2007 Argentine pension reform was an increase to net income of $114 million, net of income tax, due to the reduction of the insurance liabilities and other balances associated with the death and disability coverages of $197 million, net of income tax, which exceeded the establishment of the liability for future service obligations of $83 million, net of income tax, during the year ended December 31, 2007. During the first quarter of 2008, the future servicing obligation was reduced by $23 million, net of income tax, when information regarding the level of participation in the government pension plan became fully available.

In October 2008, the Argentine government announced its intention to nationalize private pensions and in December 2008, the Argentine government nationalized the private pension system seizing the underlying investments of participants which were being managed by the Company. With this action, the Company’s pension business in Argentina ceased to exist and the Company eliminated certain assets and liabilities held in connection with the pension business. Deferred acquisition costs, deferred tax assets, and liabilities — primarily the liability for future servicing obligation referred to above — were eliminated and the Company incurred severance costs associated with the termination of employees. The impact of the elimination of assets and liabilities

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

and the incurral of severance costs was an increase to net income of $6 million, net of income tax, during the year ended December 31, 2008.

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

In March 2009, in light of market developments and the implementation by the Company of a program to allow the contractholders that had not filed a lawsuit to convert to U.S. dollars the social security annuity contracts denominated in pesos by the Law, the Company reassessed the corresponding contingent liability established at acquisition in 2005. The impact of this reassessment is an increase to net income of $95 million, net of income tax, due to the reduction of the contingent liability established in 2005 of $108 million, net of income tax, which was partially offset by the establishment of contingent liabilities from the implementation of the program to convert these contracts to U.S. dollars of $13 million, net of income tax, during the three months ended March 31, 2009.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.3 billion and $4.5 billion at March 31, 2009 and December 31, 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $7.3 billion and $8.0 billion at March 31, 2009 and December 31, 2008, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to SFAS 133, and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.2 billion and $2.7 billion at March 31, 2009 and December 31, 2008, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $806 million and $971 million at March 31, 2009 and December 31, 2008, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

During the three months ended March 31, 2009, the Company did not record additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $6 million at both March 31, 2009 and December 31, 2008.

12.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

Certain subsidiaries of the Holding Company (the “Subsidiaries”) sponsor and/or administer various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At March 31, 2009, the majority of active participants are accruing benefits under the cash balance formula; however, approximately 95% of the Subsidiaries’ obligations result from benefits calculated with the traditional formula. The non-qualified pension plans provide supplemental benefits, in excess of amounts permitted by governmental agencies, to certain executive level employees.

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

The Subsidiaries have issued group annuity and life insurance contracts supporting approximately 99% of all pension and postretirement employee benefit plan assets sponsored by the Subsidiaries.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A December 31 measurement date is used for all of the Subsidiaries’ defined benefit pension and other postretirement benefit plans.

The components of net periodic benefit cost were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(In millions)

Service cost	$43	$42	$6	$6
Interest cost	100	97	32	26
Expected return on plan assets	(112)	(133)	(19)	(23)
Amortization of prior service cost (credit)	2	4	(9)	(9)
Amortization of net actuarial (gains) losses	57	5	10	—

Net periodic benefit cost	$90	$15	$20	$—

The components of net periodic benefit cost amortized from accumulated other comprehensive loss were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(In millions)

Amortization of prior service cost (credit)	$2	$4	$(9)	$(9)
Amortization of net actuarial (gains) losses	57	5	10	—

Subtotal	59	9	1	(9)
Deferred income tax	(21)	(4)	—	3

Components of net periodic benefit cost amortized from accumulated other comprehensive loss, net of income tax	$38	$5	$1	$(6)

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, no contributions are required to be made to the Subsidiaries qualified pension plans during 2009; however, the Company expects to make discretionary contributions of up to $150 million to the plans during 2009. At March 31, 2009, no discretionary contributions have yet been made to those plans. The Company funds benefit payments for its non-qualified pension and other postretirement plans as due through its general assets.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Equity

Preferred Stock

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	$6	$0.4062500	$24

March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	$9	$0.4062500	$24

See Note 18 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further information.

Common Stock

Repurchases

At March 31, 2009, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at March 31, 2009. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

Issuances

As described in Note 9, the Company delivered 24,343,154 shares of newly issued common stock on February 17, 2009 with proceeds of $1,035 million to settle the remaining stock purchase contracts issued as part of the common equity units sold in June 2005.

During the three months ended March 31, 2009, 114,046 shares of common stock were issued from treasury stock for $6 million.

Dividends

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

At March 31, 2009, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 45,943,051 and 1,894,876, respectively.

Compensation expense of $21 million and $54 million, and income tax benefits of $7 million and $19 million, related to the Incentive Plans was recognized for the three months ended March 31, 2009 and 2008, respectively. Compensation expense is principally related to the issuance of Stock Options and Performance Shares. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until attainment of retirement eligibility, a greater proportion of the aggregate fair value for awards granted on or after January 1, 2007 is recognized immediately on the grant date.

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

During the three months ended March 31, 2009, the Company granted 5,294,525 Stock Option awards with a weighted average exercise price of $23.30 for which the total fair value on the date of grant was $44 million. The number of Stock Options outstanding at March 31, 2009 was 31,048,635 with a weighted average exercise price of $38.47.

Compensation expense of $24 million and $21 million related to Stock Options was recognized for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, there was $67 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 2.19 years.

Performance Shares

Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a performance factor of 0.0 to 2.0. The performance factor applied is based on measurements of the Company’s performance, including with respect to: (i) the change in annual net operating earnings per share, as defined; and (ii) the proportionate total shareholder return, as defined, each with reference to the applicable three-year performance period relative to other companies in the S&P Insurance Index with reference to the same three-year period. Beginning with awards made in 2009, in order for Performance Shares to be payable, the Company must generate positive net income for either the third year of the performance period or for the performance period as a whole. Also beginning with awards made in 2009, if the Company’s Total Shareholder Return with reference to the applicable three-year performance period is zero percent or less, the performance factor will be multiplied by

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

75%. Performance Share awards will normally vest in their entirety at the end of the three-year performance period and will be settled entirely in shares of the Company’s common stock.

During the three months ended March 31, 2009, the Company granted 1,938,523 Performance Share awards for which the total fair value on the date of grant was $40 million. The number of Performance Shares outstanding at March 31, 2009 was 4,486,623 with a weighted average fair value of $40.31 per share. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined following the end of the respective performance period. The three-year performance period associated with the Performance Shares awarded in 2006 was completed effective December 31, 2008. The final performance factor has been applied to the 812,975 Performance Shares associated with the 2006 grant outstanding at December 31, 2008 and resulted in the issuance of approximately 894,273 shares of the Company’s common stock during the second quarter of 2009.

Compensation expense of ($5) million and $32 million related to Performance Shares was recognized for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, there was $64 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.86 years.

Restricted Stock Units

Restricted Stock Units will normally vest in their entirety on the third anniversary of their grant date and will be settled in an equal number of shares of the Company’s common stock. During the three months ended March 31, 2009, the Company granted 290,000 Restricted Stock Units for which the total fair value on the date of grant was $6 million. The number of Restricted Stock Units outstanding as of March 31, 2009 was 426,137 with a weighted average fair value of $30.51 per unit.

Compensation expense of $2 million and $1 million related to Restricted Stock Units was recognized for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $8 million of total unrecognized compensation costs related to Restricted Stock Units. It is expected that these costs will be recognized over a weighted average period of 2.43 years.

14.	Other Expenses

Information on other expenses is as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Compensation	$948	$850
Commissions	856	850
Interest and debt issue costs	255	288
Amortization of DAC and VOBA	929	578
Capitalization of DAC	(786)	(761)
Rent, net of sublease income	113	106
Insurance tax	125	123
Other	562	513

Total other expenses	$3,002	$2,547

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restructuring Charges

In 2008, the Company began an enterprise-wide cost reduction and revenue enhancement initiative. This initiative is focused on reducing complexity, leveraging scale, increasing productivity, and improving the effectiveness of the Company’s operations, as well as providing a foundation for future growth. At March 31, 2009 and December 31, 2008, the Company had a liability for severance-related restructuring costs of $39 million and $86 million, respectively, associated with the termination of certain employees in connection with the enterprise-wide initiative. For the three months ended March 31, 2009, the Company recorded further severance-related restructuring costs of $22 million, offset by a $1 million reserve reduction attributable to a change in estimate and cash payments of $68 million during the period. Total restructuring charges incurred in connection with this enterprise-wide initiative during the three months ended March 31, 2009 were $21 million and were reflected within Corporate & Other. Estimated restructuring costs may change as management continues to execute its restructuring plans. Restructuring charges associated with this enterprise-wide initiative were as follows:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$86
Severance charges	22
Change in severance charge estimates	(1)
Cash payments	(68)

Balance, end of period	$39

Total restructuring charges incurred	$21

Management anticipates further restructuring charges including severance, lease and asset impairments will be incurred during the years ended December 31, 2009 and 2010. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at March 31, 2009.

In addition to the restructuring charges incurred in connection with the aforementioned enterprise-wide initiative, the Company also incurred severance costs in connection with the Argentine government’s nationalization of its private pension business. At March 31, 2009 and December 31, 2008, the Company had a liability for severance-related restructuring costs of $2 million and $3 million, respectively. For the three months ended March 31, 2009, the Company made payments of $1 million within the International segment during the period.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

15.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months Ended March 31,
	2009	2008
	(In millions, except share and per share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	809,101,944	720,392,991
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	3,597,970
Exercise or issuance of stock-based awards	1,679,455	8,731,181

Weighted average common stock outstanding for diluted earnings per common share	810,781,399	732,722,142

Income from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$(584)	$625
Less: Income (loss) attributable to noncontrolling interests, net of income tax	(4)	(3)
Less: Preferred stock dividends	30	33

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(610)	$595

Basic	$(0.75)	$0.82

Diluted	$(0.75)	$0.81

Income from Discontinued Operations:
Income from discontinued operations, net of income tax	$36	$35
Less: Income from discontinued operations, net of income tax, attributable to noncontrolling interests	—	15

Income from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$36	$20

Basic	$0.04	$0.03

Diluted	$0.04	$0.03

Net Income:
Net income (loss)	$(548)	$660
Less: Net income (loss) attributable to noncontrolling interests	(4)	12
Less: Preferred stock dividends	30	33

Net income (loss) available to MetLife, Inc.’s common shareholders	$(574)	$615

Basic	$(0.71)	$0.85

Diluted	$(0.71)	$0.84

(1)	See Note 13 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for a description of the common equity units. The stock purchase contracts underlying the common equity units as described therein were settled upon the initial stock purchase in August 2008 and the subsequent stock purchase

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

in February 2009. During the three months ended March 31, 2008, the average closing price of the Company’s common stock exceeded the threshold appreciation price on the stock purchase contracts underlying the common equity units, and, accordingly, increased the weighted average shares outstanding presented above. During the three months ended March 31, 2009, the average closing price of the Company’s common stock never exceeded the threshold appreciation price on the stock purchase contracts underlying the common equity units prior to the settlement in February 2009.

16.	Business Segment Information

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

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. The operations of Reinsurance Group of America, Incorporated (“RGA”) are also reported in Corporate & Other as discontinued operations. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 17 for disclosures regarding discontinued operations, including real estate.

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2009 and 2008. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses), net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Three Months Ended March 31, 2009:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$3,540	$1,137	$721	$722	$2	$6,122
Universal life and investment-type product policy fees	208	765	210	—	—	1,183
Net investment income	1,465	1,516	193	40	49	3,263
Other revenues	171	105	2	9	267	554
Net investment gains (losses)	(1,787)	65	454	31	331	(906)

Total revenues	3,597	3,588	1,580	802	649	10,216

Expenses
Policyholder benefits and claims	3,947	1,587	569	480	(1)	6,582
Interest credited to policyholder account balances	511	580	77	—	—	1,168
Policyholder dividends	—	424	1	(1)	—	424
Other expenses	601	1,336	293	193	579	3,002

Total expenses	5,059	3,927	940	672	578	11,176

Income (loss) from continuing operations before provision for income tax	(1,462)	(339)	640	130	71	(960)
Provision for income tax expense (benefit)	(511)	(118)	205	34	14	(376)

Income (loss) from continuing operations, net of income tax	(951)	(221)	435	96	57	(584)
Income from discontinued operations, net of income tax	—	24	—	—	12	36

Net income (loss)	(951)	(197)	435	96	69	(548)
Net income (loss) attributable to noncontrolling interests	—	—	(5)	—	1	(4)

Net income (loss) attributable to MetLife, Inc.	(951)	(197)	440	96	68	(544)
Preferred stock dividends	—	—	—	—	30	30

Net income (loss) available to MetLife, Inc.’s common shareholders	$(951)	$(197)	$440	$96	$38	$(574)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Three Months Ended March 31, 2008:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$3,573	$1,063	$904	$745	$6	$6,291
Universal life and investment-type product policy fees	224	883	290	—	—	1,397
Net investment income	2,028	1,691	270	51	257	4,297
Other revenues	190	149	7	11	12	369
Net investment gains (losses)	(731)	(104)	135	(11)	(19)	(730)

Total revenues	5,284	3,682	1,606	796	256	11,624

Expenses
Policyholder benefits and claims	3,911	1,359	825	478	10	6,583
Interest credited to policyholder account balances	684	502	47	—	—	1,233
Policyholder dividends	—	426	2	1	—	429
Other expenses	573	982	435	203	354	2,547

Total expenses	5,168	3,269	1,309	682	364	10,792

Income from continuing operations before provision for income tax	116	413	297	114	(108)	832
Provision for income tax	31	136	116	23	(99)	207

Income from continuing operations, net of income tax	85	277	181	91	(9)	625
Income (loss) from discontinued operations, net of income tax	—	(1)	—	—	36	35

Net income	85	276	181	91	27	660
Net income (loss) attributable to noncontrolling interests	1	—	(5)	—	16	12

Net income attributable to MetLife, Inc.	84	276	186	91	11	648
Preferred stock dividends	—	—	—	—	33	33

Net income available to MetLife, Inc.’s common shareholders	$84	$276	$186	$91	$(22)	$615

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2009	December 31, 2008
	(In millions)

Institutional	$186,526	$195,191
Individual	214,226	214,476
International	25,668	25,891
Auto & Home	5,138	5,232
Corporate & Other	59,850	60,888

Total	$491,408	$501,678

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

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months ended March 31, 2009 and 2008. Revenues from U.S. operations were $8.6 billion and $9.9 billion for the three months

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

ended March 31, 2009 and 2008, respectively, which represented 84% and 85%, respectively, of consolidated revenues.

17.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. The Company had no income from discontinued operations from real estate for the three months ended March 31, 2009.

The following information presents the components of income from discontinued real estate operations:

Three Months
Ended
March 31, 2008
(In millions)

Revenues:
Investment income	$1
Investment expense	(2)
Net investment gains (losses)	—

Total revenues	(1)
Income tax benefit	(1)

Income from discontinued operations, net of income tax	$—

The carrying value of real estate related to discontinued operations was $1 million at both March 31, 2009 and December 31, 2008.

The following table presents the discontinued real estate operations by segment:

Three Months
Ended
March 31, 2008
(In millions)

Net investment income:
Institutional	$—
Individual	(1)
Corporate & Other	—

Total net investment income	$(1)

Net investment gains (losses):
Institutional	$—
Individual	—
Corporate & Other	—

Total net investment gains (losses)	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Operations

Texas Life Insurance Company

During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life Insurance Company, to a third party and the sale was on completed on March 2, 2009. (See also Note 2.) The following tables present the amounts related to the operations of Cova that have been reflected as discontinued operations in the consolidated statements of income:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Revenues:
Premiums	$3	$4
Universal life and investment-type product policy fees	15	19
Net investment income	6	10
Net investment gains (losses)	1	—

Total revenues	25	33

Expenses:
Policyholder benefits and claims	10	18
Interest credited to policyholder account balances	3	4
Policyholder dividends	1	1
Other expenses	5	7

Total expenses	19	30

Income before provision for income tax	6	3
Provision for income tax	2	1

Income from operations of discontinued operations, net of income tax	4	2
Gain on disposal, net of income tax	32	—

Income from discontinued operations, net of income tax	$36	$2

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

December 31, 2008
(In millions)

Fixed maturity securities	$514
Equity securities	1
Mortgage and consumer loans	41
Policy loans	35
Real estate and real estate joint ventures held-for-investment	2

Total investments	593
Cash and cash equivalents	32
Accrued investment income	7
Premiums and other receivables	19
Deferred policy acquisition costs and VOBA	232
Deferred income tax asset	61
Other assets	2

Total assets held-for-sale	$946

Future policy benefits	$180
Policyholder account balances	356
Other policyholder funds	181
Policyholder dividends payable	4
Current income tax payable	1
Other liabilities	26

Total liabilities held-for-sale	$748

Reinsurance Group of America, Incorporated

As more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, the Company completed a tax-free split-off of its majority-owned subsidiary, RGA, in September 2008. As a result of the disposition, the Reinsurance segment was eliminated and RGA’s operating results were reclassified to discontinued operations of Corporate & Other for all periods presented. Interest on economic capital associated with the Reinsurance segment has been reclassified to the continuing operations of Corporate & Other.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amounts related to the operations of RGA that have been reflected as discontinued operations in the consolidated statements of income:

Three Months
Ended
March 31, 2008
(In millions)

Revenues:
Premiums	$1,298
Net investment income	200
Other revenues	27
Net investment gains (losses)	(156)

Total revenues	1,369

Expenses:
Policyholder benefits and claims	1,140
Interest credited to policyholder account balances	74
Other expenses	127

Total expenses	1,341

Income before provision for income tax	28
Provision for income tax	10

Income from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	18
Income from discontinued operations, net of income tax, attributable to noncontrolling interests	15

Income from discontinued operations, net of income tax	$33

The operations of RGA include direct policies and reinsurance agreements with MetLife and some of its subsidiaries. These agreements are generally terminable by either party upon 90 days written notice with respect to future new business. Agreements related to existing business generally are not terminable, unless the underlying policies terminate or are recaptured. These direct policies and reinsurance agreements do not constitute significant continuing involvement by the Company with RGA. Included in continuing operations in the Company’s consolidated statements of income are amounts related to these transactions, including ceded amounts that reduced premiums and fees and ceded amounts that reduced policyholder benefits and claims by $56 million and $55 million, respectively, for the three months ended March 31, 2008 that have not been eliminated as these transactions have continued after the RGA disposition.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

18.	Fair Value

Assets and Liabilities Measured at Fair Value

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, and their corresponding fair value hierarchy are summarized in the following table. Refer to Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for the descriptions of the methods and assumptions used to estimate these fair values.

	March 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
		(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$53,847	$6,867	$60,714
Residential mortgage-backed securities	—	37,602	513	38,115
Foreign corporate securities	—	25,354	4,051	29,405
U.S. Treasury, agency and government guaranteed securities	9,032	15,554	63	24,649
Commercial mortgage-backed securities	—	12,738	243	12,981
Asset-backed securities	—	8,984	2,048	11,032
Foreign government securities	275	8,836	273	9,384
State and political subdivision securities	—	5,012	100	5,112
Other fixed maturity securities	—	15	8	23

Total fixed maturity securities	9,307	167,942	14,166	191,415

Equity securities:
Common stock	407	1,222	105	1,734
Non-redeemable preferred stock	—	182	901	1,083

Total equity securities	407	1,404	1,006	2,817

Trading securities	718	99	105	922
Short-term investments (1)	7,201	3,337	12	10,550
Mortgage and consumer loans (2)	—	3,753	211	3,964
Derivative assets (3)	136	6,055	3,160	9,351
Net embedded derivatives within asset host contracts (4)	—	—	222	222
Mortgage servicing rights (5)	—	—	405	405
Separate account assets (6)	80,517	32,349	1,500	114,366

Total assets	$98,286	$214,939	$20,787	$334,012

Liabilities
Derivative liabilities (3)	$155	$3,279	$575	$4,009
Net embedded derivatives within liability host contracts (4)	—	(110)	2,034	1,924
Trading liabilities (7)	130	—	—	130

Total liabilities	$285	$3,169	$2,609	$6,063

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$55,805	$7,498	$63,303
Residential mortgage-backed securities	—	35,433	595	36,028
Foreign corporate securities	—	23,735	5,944	29,679
U.S. Treasury, agency and government guaranteed securities	10,132	11,090	88	21,310
Commercial mortgage-backed securities	—	12,384	260	12,644
Asset-backed securities	—	8,071	2,452	10,523
Foreign government securities	282	9,463	408	10,153
State and political subdivision securities	—	4,434	123	4,557
Other fixed maturity securities	—	14	40	54

Total fixed maturity securities	10,414	160,429	17,408	188,251

Equity securities:
Common stock	413	1,167	105	1,685
Non-redeemable preferred stock	—	238	1,274	1,512

Total equity securities	413	1,405	1,379	3,197

Trading securities	587	184	175	946
Short-term investments (1)	10,549	2,913	100	13,562
Mortgage and consumer loans (2)	—	1,798	177	1,975
Derivative assets (3)	55	9,483	2,768	12,306
Net embedded derivatives within asset host contracts (4)	—	—	205	205
Mortgage servicing rights (5)	—	—	191	191
Separate account assets (6)	85,886	33,195	1,758	120,839

Total assets	$107,904	$209,407	$24,161	$341,472

Liabilities
Derivative liabilities (3)	$273	$3,548	$221	$4,042
Net embedded derivatives within liability host contracts (4)	—	(83)	3,134	3,051
Trading liabilities (7)	57	—	—	57

Total liabilities	$330	$3,465	$3,355	$7,150

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

(2)	Mortgage and consumer loans as presented in the table above differ from the amount presented in the consolidated balance sheets as these tables only includes residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables. At March 31, 2009 and December 31, 2008, certain non-derivative hedging instruments of $317 million and $323 million, respectively, which carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities here as they are not derivative instruments.

(4)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented within policyholder account balances. At March 31, 2009 and December 31, 2008, equity securities also includes embedded derivatives of ($22) million and ($173) million, respectively.

(5)	MSRs are presented within other invested assets.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets as prescribed by SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

(7)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury, agency and government guaranteed fixed maturity securities, certain foreign government fixed maturity securities; exchange-traded common stock; and certain short-term money market securities. As it relates to derivatives, this level includes financial futures including exchange-traded equity and interest rate futures, as well as interest rate forwards to sell residential mortgage-backed securities. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities include most U.S. Treasury, agency and government guaranteed securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of non-redeemable preferred stock and certain equity securities where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 2 include residential mortgage loans held-for-sale for which there is readily available observable pricing for similar loans or securities backed by similar loans and the unobservable adjustments to such prices are insignificant. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures and interest rate forwards to sell residential mortgage-backed securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account. Hedge funds owned by separate accounts are also included within this level. Embedded derivatives classified within this level include embedded equity derivatives contained in certain guaranteed interest contracts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; and asset-backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 3 include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimated fair value is determined using unobservable broker quotes. As it relates to derivatives this category includes: swap spread locks with maturities which extend beyond observable periods; interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments; implied volatility swaps with unobservable volatility inputs; and equity options with unobservable volatility inputs. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives classified within this level include embedded derivatives associated with certain variable annuity riders. This category also includes MSRs which are carried at estimated fair value and have multiple significant unobservable inputs including discount rates, estimates of loan prepayments and servicing costs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
		Impact of		Gains (Losses) included in:		Purchases,
	Balance,	SFAS 157 and	Balance,		Other	Sales,	Transfer In	Balance,
	December 31,	SFAS 159	Beginning		Comprehensive	Issuances and	and/or Out	End
	2007	Adoption (1)	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3 (5)	of Period
	(In millions)

For the three months ended March 31, 2009:
Fixed maturity securities			$17,408	$(368)	$(958)	$(434)	$(1,482)	$14,166
Equity securities			1,379	(204)	(162)	(7)	—	1,006
Trading securities			175	1	—	(65)	(6)	105
Short-term investments			100	(2)	—	(2)	(84)	12
Mortgage and consumer loans			177	—	—	31	3	211
Net derivatives (6)			2,547	24	(77)	94	(3)	2,585
Mortgage servicing rights (7),(8)			191	4	—	210	—	405
Separate account assets (9)			1,758	(218)	—	(61)	21	1,500
Net embedded derivatives (10)			(2,929)	1,101	41	(25)	—	(1,812)
For the three months ended March 31, 2008:
Fixed maturity securities	$23,326	$(8)	$23,318	$(16)	$(752)	$71	$(337)	$22,284
Equity securities	2,371	—	2,371	(36)	(178)	(4)	(7)	2,146
Trading securities	183	8	191	(5)	—	2	(9)	179
Short-term investments	179	—	179	—	—	2	(25)	156
Net derivatives (6)	789	(1)	788	402	—	25	—	1,215
Separate account assets (9)	1,464	—	1,464	(8)	—	159	(34)	1,581
Net embedded derivatives (10)	(278)	24	(254)	(475)	—	(35)	—	(764)

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. The net impact of adoption on Level 3 assets and liabilities presented in the table above was a $23 million increase to net assets. Such amount was also impacted by an increase to DAC of $17 million. The impact of adoption of SFAS 157 on RGA — not reflected in the table above as a result of the reflection of RGA in discontinued operations — was a net increase of $2 million (i.e., a decrease in Level 3 net embedded derivative liabilities of $17 million offset by a DAC decrease of $15 million) for a total impact of $42 million on Level 3 assets and liabilities. This impact of $42 million along with a $12 million reduction in the estimated fair value of Level 2 freestanding derivatives, results in a total net impact of adoption of SFAS 157 of $30 million as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains (losses). Impairments are included within net investment gains (losses) which are reported within the earnings caption of total gains (losses). Lapses associated with embedded derivatives are included with the earnings caption of total gains (losses).

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and/or out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	The additions and reductions (due to loan payments) affecting MSRs were $235 million and ($25) million, respectively, for the three months ended March 31, 2009. There were no mortgage servicing rights at March 31, 2008.

(8)	The changes in estimated fair value due to changes in valuation model inputs or assumptions and other changes in estimated fair value affecting MSRs were $3 million and $1 million, respectively, for the three months ended March 31, 2009. There were no MSRs at March 31, 2008.

(9)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(10)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(11)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

The table below summarizes both realized and unrealized gains and losses for the three months ended March 31, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For the three months ended March 31, 2009:
Fixed maturity securities	$8	$(376)	$—	$—	$(368)
Equity securities	—	(204)	—	—	(204)
Trading securities	1	—	—	—	1
Short-term investments	—	(2)	—	—	(2)
Net derivatives	(19)	13	30	—	24
Mortgage servicing rights	—	—	4	—	4
Net embedded derivatives	—	1,085	—	16	1,101

For the three months ended March 31, 2008:
Fixed maturity securities	32	(48)	—	—	(16)
Equity securities	—	(36)	—	—	(36)
Trading securities	(5)	—	—	—	(5)
Net derivatives	23	379	—	—	402
Net embedded derivatives	—	(475)	—	—	(475)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the three months ended March 31, 2009 and 2008 for Level 3 assets and liabilities that are still held at March 31, 2009 and at March 31, 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at
	March 31, 2009 and at March 31, 2008
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For the three months ended March 31, 2009
Fixed maturity securities	$7	$(309)	$—	$—	$(302)
Equity securities	—	(183)	—	—	(183)
Trading securities	1	—	—	—	1
Short-term investments	—	(2)	—	—	(2)
Net derivatives	(19)	55	67	—	103
Net embedded derivatives	—	1,076	—	16	1,092

For the three months ended March 31, 2008
Fixed maturity securities	32	(24)	—	—	8
Equity securities	—	(36)	—	—	(36)
Trading securities	(3)	—	—	—	(3)
Net derivatives	23	373	—	—	396
Net embedded derivatives	—	(478)	—	—	(478)

Fair Value Option — Mortgage and Consumer Loans

The Company has elected fair value accounting under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities for certain residential mortgage loans held-for-sale. At March 31, 2009, the estimated fair value carrying amount of $3,964 million is greater than the aggregate unpaid principal amount of $3,851 million by $113 million. None of the loans where the fair value option has been elected are in non-accrual status and less than $1 million of the loans are more than 90 days past due at March 31, 2009.

At December 31, 2008, the estimated fair value carrying amount of $1,975 million is greater than the aggregate unpaid principal amount of $1,920 million by $55 million. None of the loans where the fair value option has been elected are more than 90 days past due or in non-accrual status at December 31, 2008.

Residential mortgage loans held-for-sale accounted for under the fair value option are initially measured at estimated fair value. Gains and losses from initial measurement, subsequent changes in estimated fair value, and gains or losses on sales are recognized in other revenues. Interest income on residential mortgage loans held-for-sale is recorded based on the stated rate of the loan and is recorded in net investment income. At March 31, 2008, the Company did not have any residential mortgage loans held-for-sale accounted for under the fair value option; therefore, there was no impact for the three months ended March 31, 2008.

Changes in estimated fair value due to instrument-specific credit risk are estimated based on changes in credit spreads for non-agency loans and adjustments in individual loan quality, of which a $1 million decrease to fair value was included in the statement of income for residential mortgage loans held-for-sale for the three months ended March 31, 2009.

Changes in estimated fair value due to other changes in fair value of $185 million have been included in the statement of income for residential mortgage loans held-for-sale for the three months ended March 31, 2009.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Recurring Fair Value Measurements

At March 31, 2009, the Company held $235 million in mortgage loans which are carried at estimated fair value based on independent broker quotations or, if the loans were in foreclosure or are otherwise determined to be collateral dependent, on the value of the underlying collateral all of which was related to impaired mortgage loans held-for-investment. At December 31, 2008, the Company held $220 million in impaired mortgage loans, of which $188 million was related to impaired mortgage loans held-for-investment and $32 million to certain mortgage loans held-for-sale. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $26 million and $29 million for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009 and at December 31, 2008, the Company held $74 million and $137 million, respectively, in cost basis other limited partnership interests which were impaired based on the underlying limited partnership financial statements. These other limited partnership interests were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $96 million for the three months ended March 31, 2009. There were no impairments for the three months ended March 31, 2008.

19.	Subsequent Event

In April 2009, the Holding Company paid $400 million to an unaffiliated financial institution related to a decline in the estimated fair value of the surplus notes issued by MRC in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, as described in Note 10. As a result of this payment, the collateral pledged to the unaffiliated financial institution in connection with the collateral financing arrangement was reduced by $400 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, “Risk Factors,” and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the SEC. These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing or access its credit facilities; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions, or otherwise; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) impairments of goodwill and realized losses or market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefit riders (which may be affected by fair value adjustments arising from changes in our own credit spread) on certain of the Company’s variable annuity products; (xvi) increased expenses relating to pension and post-retirement benefit plans, (xvii) catastrophe losses; (xviii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xix) downgrades in MetLife, Inc.’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xx) economic, political, currency and other risks relating to the Company’s international operations; (xxi) availability and effectiveness of reinsurance or indemnification arrangements, (xxii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services;

(xxiii) changes in accounting standards, practices and/or policies; (xxiv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxv) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (xxvi) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (xxvii) MetLife’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; (xxviii) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; and (xxix) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the SEC.

Executive Summary

MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Europe, and Asia Pacific regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and home insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is organized into four operating segments: Institutional, Individual, Auto & Home and International, as well as Corporate & Other.

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008

The Company reported $574 million in net loss available to MetLife, Inc.’s common shareholders and net loss per MetLife, Inc. diluted common share of $0.71 for the three months ended March 31, 2009 compared to $615 million in net income available to MetLife, Inc.’s common shareholders and net income per MetLife, Inc. diluted common share of $0.84 for the three months ended March 31, 2008. Net income available to MetLife, Inc.’s common shareholders decreased by $1,189 million for the three months ended March 31, 2009 compared to the 2008 period.

The decrease in net income available to common shareholders was principally due to a decrease in net investment income. Net investment income decreased by $672 million, net of income tax, or 24%, to $2,121 million, net of income tax, for the three months ended March 31, 2009 from $2,793 million, net of income tax, for the comparable 2008 period. Management attributes $789 million, net of income tax, of this change to a decrease in yields, partially offset by an increase of $117 million, net of income tax, due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, fixed maturity securities, real estate joint ventures, cash, cash equivalents and short-term investments and mortgage loans. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on the cost basis, primarily within cash, cash equivalents, short-term investments and mortgage loans. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines. The increase in cash, cash equivalents and short-term investments was partially offset by a decrease in fixed maturity securities, which was driven by a decrease in the size of the securities lending program and the reinvestment of cash inflows into cash, cash equivalents, and short-term investments.

The decrease in net income available to MetLife, Inc.’s common shareholders was also driven by an increase in other expenses of $296 million, net of income tax. The increase in other expenses was driven primarily by an increase in the Individual segment primarily due to an increase in DAC amortization relating to increases in amortization due to separate account balance decreases as a result of poor financial market performance and higher net investment gains primarily due to net derivative gains. Additionally, the increase in other expenses within

Corporate & Other was due primarily to higher MetLife Bank, National Association (“MetLife Bank”) costs for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher deferred compensation expenses, and higher post employment related costs in the current quarter associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative. In addition, the current period includes higher pension and post-retirement benefits across the Individual, Institutional and Auto & Home segments. Partially offsetting these increases, the International segment’s other expenses decreased primarily due to impact of changes in foreign currency exchange rates.

The net effect of decreases in premiums, fees and other revenues of $129 million, net of income tax, across all of the Company’s operating segments and decreases in policyholder benefit and claims and policyholder dividends of $4 million, net of income tax, was attributable to the decrease in the International segment due primarily to an adverse impact of changes in foreign currency exchange rates. Additionally, the decrease in premiums, fees and other revenues in the Individual segment was primarily due to a decrease in universal life and investment-type product policy fees resulting from lower average separate account balances due to recent unfavorable equity market performance. Partially offsetting these decreases is an increase in premiums, fees and other revenues in Corporate & Other primarily due to an increase in other revenues related to MetLife Bank loan origination and servicing fees from acquisitions in 2008 and income from counterparties on collateral pledged in 2008.

A decrease in interest credited to policyholder account balances of $42 million, net of income tax, resulted from the decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, offset by an increase solely from growth in the average policyholder account balance all of which occurred within the Institutional segment. Partially offsetting this decrease, interest credited increased within the Individual segment due to higher average general account balances partly offset by lower crediting rates.

Net investment losses increased by $114 million, net of income tax, to a loss of $589 million, net of income tax, for the three months ended March 31, 2009 from a loss of $475 million, net of income tax, for the comparable 2008 period. The increase in net investment losses is due primarily to increased losses on fixed maturity securities, equity securities, mortgage loans, and real estate and real estate joint ventures as well as other limited partnership interests partially offset by increased gains on derivatives and foreign currency transaction gains as described more fully under “— Results of Operations — Discussion of Results — The Company.”

The remainder of the decrease is principally attributable to changes in the effective tax rate due to the impact of tax preference items and the ratio of such permanent differences to income from continuing operations before provision for income tax as well as the impact of valuation allowances associated with our International operations.

Consolidated Company Outlook

The marketplace continues to react and adapt to the economic crisis and the unusual financial market events that began in 2008 and have remained in the first quarter of 2009. Management still expects the volatility in the financial markets to persist throughout the remainder of 2009. As a result, management anticipates a modest increase, on a constant exchange rate basis, in premiums, fees and other revenues in 2009, with mixed results across the various businesses. While the Company continues to gain market share in a number of product lines, as management expected, premiums, fees and other revenues have been, and may continue to be, impacted by the U.S. and global recession, which may be reflected in, but is not limited to:

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

With the expectation of the turbulent financial markets continuing in 2009, management believes there will be continued downward pressure on net income, specifically net investment income, resulting from lower returns from other limited partnerships, real estate joint ventures, and securities lending. Management also anticipates that its decision to maintain a slightly higher than normal level of short-term liquidity will adversely impact net investment income in 2009. In addition, the resulting impact of the financial markets and the recession on net investment gains (losses) and unrealized investment gains (losses) can and will vary greatly and therefore, is difficult to predict. Also difficult to determine is the impact of own credit, as it varies significantly and this exposure is not hedged.

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

Certain expenses may increase due to initiatives such as Operational Excellence. Other charges are also possible as the combination of the downward pressure on net income coupled with the expectations of the financial markets, may necessitate a review of goodwill impairment, specifically within Individual Business. The unusual financial market conditions may cause an increase in DAC amortization. As expected, the Company’s pension-related expense for 2009 has increased.

In response to the challenges presented by the unusual economic environment, management continues to focus on disciplined underwriting, pricing, hedging strategies, as well as focused expense management.

Acquisitions and Dispositions

Disposition of Texas Life Insurance Company

On March 2, 2009, the Company sold Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company (“Texas Life”) to a third party for $134 million in cash consideration, excluding $1 million of transaction costs. The net assets sold were $101 million, resulting in a gain on disposal of $32 million, net of income tax. The Company has also reclassified $4 million, net of income tax, of the 2009 operations of Texas Life into discontinued operations in the consolidated financial statements. As a result, the Company recognized income from discontinued operations of $36 million, net of income tax, for the three months ended March 31, 2009.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial and Economic Environment.  Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased through 2008. Beginning in mid- September 2008, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, as well as the financial services industry, in particular. This disruption has since moderated somewhat, but the financial markets remain fragile and volatile. The U.S. economy entered a recession in January 2008 and most economists believe this recession has not ended.

Throughout 2008 and continuing in 2009, Congress, the Federal Reserve Bank of New York, the U.S. Treasury and other agencies of the Federal government took a number of increasingly aggressive actions (in addition to continuing a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. How and to whom these governmental institutions distribute amounts available under the governmental programs could have the effect of supporting some aspects of the financial services industry more than others or provide advantages to some of our competitors. Governments in many of the foreign markets in which MetLife operates have also responded to address market imbalances and have taken meaningful steps intended to restore market confidence. We cannot predict whether the U.S. or foreign governments will establish additional governmental programs or the impact any additional measures or existing programs will have on the financial markets, whether on the levels of volatility currently being experienced, the levels of lending by financial institutions the prices buyers are willing to pay for financial assets or otherwise. See “Business — Regulation — Governmental Responses to Extraordinary Market Conditions” in the 2008 Annual Report.

The economic crisis and the resulting recession have had and will continue to have an adverse effect on the financial results of companies in the financial services industry, including the Company. The declining financial markets and economic conditions have negatively impacted our investment income and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee riders. See “— Results of Operations” and “— Liquidity and Capital Resources.”

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

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. The most critical estimates include those used in determining:

(i)	the estimated fair value of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	the recognition of income on certain investment entities;

(iv)	the application of the consolidation rules to certain investments;

(v)	the existence and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	the estimated fair value of and accounting for derivatives;

(vii)	the capitalization and amortization of DAC and the establishment and amortization of VOBA;

(viii)	the measurement of goodwill and related impairment, if any;

(ix)	the liability for future policyholder benefits;

(x)	accounting for income taxes and the valuation of deferred income tax assets;

(xi)	accounting for reinsurance transactions;

(xii)	accounting for employee benefit plans; and

(xiii)	the liability for litigation and regulatory matters.

The application of purchase accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed — the most significant of which relate to the aforementioned critical estimates. In applying the Company’s accounting policies, which are more fully described in the 2008 Annual Report, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. Actual results could differ from these estimates.

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value on the Company’s consolidated balance sheets. In addition, these footnotes to the consolidated financial statements include disclosures of estimated fair values. The fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. Fair value is a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, three broad valuation techniques are used: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The approaches are not new, but an entity needs to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and uses unobservable inputs to the extent that observable inputs are not available. The Company has categorized its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are as follows:

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

Prior to 2008, estimated fair value was determined based solely upon the perspective of the reporting entity. Therefore, methodologies used to determine the estimated fair value of certain financial instruments prior to January 1, 2008, while being deemed appropriate under existing accounting guidance, may not have produced an exit value as currently defined in accounting guidance. Prior to January 1, 2009, the measurement and disclosures of fair value based on exit price excluded certain items such as nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, reporting units measured at estimated fair value in the first step of a goodwill impairment test and indefinite-lived intangible assets measured at estimated fair value for impairment assessment.

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

MSRs are measured at estimated fair value and are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. The estimated fair value of MSRs is principally determined through the use of internal discounted cash flow models which utilize various assumptions as to discount rates, loan-prepayments, and servicing costs. The use of different valuation assumptions and inputs as well as assumptions relating to the collection of expected cash flows may have a material effect on MSRs estimated fair values.

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

Application of the Consolidation Rules to Certain Investments

Additionally, the Company has invested in certain structured transactions that are variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(r), Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(r)”). These structured transactions include reinsurance trusts, asset-backed securitizations, trust preferred securities, joint ventures, limited partnerships and limited liability companies. The Company is required to consolidate those VIEs for which it is deemed to be the primary beneficiary. The accounting rules under FIN 46(r) for the determination of when an entity is a VIE and when to consolidate a VIE are complex. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual rights and obligations associated with each party involved in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. FIN 46(r) defines the primary beneficiary as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both.

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

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives and interest rate forwards to sell residential mortgage-backed securities or through the use of pricing models for over-the-counter derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that are assumed to be consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk (including the counterparties to the contract), volatility, liquidity and changes in estimates and assumptions used in the pricing models.

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

Embedded Derivatives

Embedded derivatives principally include certain variable annuity riders and certain guaranteed interest contracts (“GICs”) with equity or bond indexed crediting rates. Embedded derivatives are recorded in the financial statements at estimated fair value with changes in estimated fair value adjusted through net income.

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

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain guaranteed interest contracts is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt as well as its claims paying ability. Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in estimated the fair value of these embedded derivatives that could materially affect net income.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA balances of approximately $110 million with an offset to the Company’s unearned revenue liability of approximately $20 million for this factor. During the current quarter, the Company did not change its long-term expectation of equity market appreciation.

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

Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA have been updated due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on contracts included within the Individual segment. During late 2008 and in 2009, the amount of net investment gains (losses), as well as the level of separate account balances also resulted in significant changes to expected future gross margins and profits impacting the amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for the three months ended March 31, 2009, as well as a breakdown of DAC and VOBA by segment and reporting unit at March 31, 2009 and December 31, 2008. At March 31, 2009, DAC and VOBA for the Company was $20.8 billion. A substantial portion, approximately 83%, of the Company’s DAC and VOBA is associated with the Individual segment which had DAC and VOBA of $17.2 billion at March 31, 2009. Amortization of DAC and VOBA associated with the variable & universal life and the annuities reporting units within the Individual segment are significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits for the three months ended March 31, 2009 and 2008. Increases (decreases) in DAC and VOBA balances, as presented below, result in a corresponding decrease (increase) in amortization.

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Investment return	$1	$(28)
Separate account balances	(214)	(68)
Net investment gain (loss) related	(183)	114
Expense	(7)	2
In-force/Persistency	2	(12)
Policyholder dividends and other	15	—

Total	$(386)	$8

Prior to late 2008, fluctuations in the amounts presented in the table above arose principally from normal assumption reviews during the period. During the three months ended March 31, 2009, there was a significant increase in DAC and VOBA amortization attributable to the following:

•	The decrease in equity markets during the quarter significantly lowered separate account balances resulting in a significant reduction in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $214 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

-	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities resulting in an increase of DAC and VOBA amortization of $26 million. In addition, the actual gross profit increased due to freestanding derivative gains associated with the hedging of such guarantee obligations which resulted in an increase in DAC and VOBA amortization of $49 million.

-	A change in valuation of guarantee liabilities, resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) during 2008, also impacted the computation of actual gross profits and the related amortization of DAC and VOBA. Lower risk margins decreased the guarantee liability valuations, increased actual gross profits and increased amortization by $12 million. Furthermore, the widening of own credit to the valuation of guarantee liabilities decreased guarantee liability, increased actual gross profits and increased amortization by $235 million. The inclusion of the Company’s own credit in the valuation of these guarantee liabilities increases the volatility of these valuations, the related DAC and VOBA amortization, and the net income of the Company.

-	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $139 million, was primarily attributable to normal investment activities.

•	Included in policyholder dividends and other is a decrease of amortization of $15 million due to lower actual closed block earnings resulting in lower actual gross margins in the current period. Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements provides additional information on closed block business.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The increase in unrealized investment losses at March 31, 2009 resulted in an increase in DAC and VOBA of $851 million. Notes 3 and 5 of the Notes to the Interim Condensed Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data at the close of the second quarter.

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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there may be an indication of impairment. In such instances, an implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

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

The key inputs, judgments and assumptions necessary in determining fair value include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

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

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts and secondary and paid up guarantees relating to certain life policies are based on estimates of the expected value of benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical Standard & Poor’s Ratings Services (“S&P”) experience.

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

The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company may be required to change its provision for income tax when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Revenues
Premiums	$6,122	$6,291
Universal life and investment-type product policy fees	1,183	1,397
Net investment income	3,263	4,297
Other revenues	554	369
Net investment gains (losses)	(906)	(730)

Total revenues	10,216	11,624

Expenses
Policyholder benefits and claims	6,582	6,583
Interest credited to policyholder account balances	1,168	1,233
Policyholder dividends	424	429
Other expenses	3,002	2,547

Total expenses	11,176	10,792

Income (loss) from continuing operations before provision for income tax	(960)	832
Provision for income tax expense (benefit)	(376)	207

Income (loss) from continuing operations	(584)	625
Income (loss) from discontinued operations, net of income tax	36	35

Net income (loss)	(548)	660
Less: Net income (loss) attributable to noncontrolling interests	(4)	12

Net income (loss) attributable to MetLife Inc.	(544)	648
Less: Preferred stock dividends	30	33

Net income (loss) available to MetLife Inc.’s common shareholders	$(574)	$615

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008 — The Company

Income from Continuing Operations

Income from continuing operations decreased by $1,209 million to a loss of $584 million for the three months ended March 31, 2009 from net income of $625 million for the comparable 2008 period.

The following table provides the change from the prior period in income from continuing operations by segment:

Change
(In millions)

Institutional	$(1,036)
Individual	(498)
International	254
Auto & Home	5
Corporate & Other	66

Total change, net of income tax	$(1,209)

The Institutional segment’s income from continuing operations decreased primarily due to increases in net investment losses. There was also a decrease in interest margin within the retirement & savings, non-medical health & other, and group life businesses. Lower underwriting results also contributed to the decrease in income from continuing operations. In addition, higher other expenses contributed to the decrease in income from continuing operations, mainly due to an increase in higher non-deferrable volume related expenses.

The Individual segment’s income from continuing operations decreased primarily due to higher DAC amortization, lower universal life and investment-type product policy fees, a decrease in interest margins, higher annuity benefits, lower net investment income on blocks of business not driven by interest margins and an increase in interest credited to policyholder account balances. These decreases were partially offset by a decrease in net investment losses primarily due to increased gains on derivatives and decreased losses on fixed maturity securities, partially offset by increased losses on mortgage loans and real estate and real estate joint ventures as well other limited partnership interests, lower expenses, and favorable underwriting results in life products.

The International segment’s income from continuing operations increased primarily due to an increase in net investment gains due to an increase in gains on derivatives, partially offset by losses primarily on fixed maturity securities. The increase in income from continuing operations was principally driven by the results in the following countries but was negatively impacted movements in foreign exchange rates. Argentina’s income from continuing operations increased due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders. The Company’s earnings from its investment in Japan increased due to a decrease in the costs of guaranteed annuity benefits, the impact of a reduction in a liability for guarantee fund assessments and the favorable impact from the utilization of the fair value option for certain fixed annuities. These items were partially offset by the impact from refinement in assumptions for DAC amortization on guaranteed annuity business and higher DAC amortization related to lower expected future gross profits due to fund balance decreases resulting from recent market declines, a decrease from hedging activities associated with Japan’s guaranteed annuity benefit and a decrease from assumed reinsurance due to an increase in liabilities for guaranteed death benefits. Mexico’s income from continuing operations increased primarily due to growth in its individual and institutional businesses, a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, as well as a lower effective tax rate and a one-time tax benefit related to the a change in assumption regarding the repatriation of earnings. These items were partially offset by higher DAC amortization in the current year related to lower expected future gross profits due to fund balance decreases resulting from recent market declines, a reduction in fees charged on the pension business, an increase in claim experience, as well as the prior year impact from the reinstatement of premiums. Partially offsetting these increases, income from continuing operations decreased in the home office primarily due to a valuation allowance established against net deferred tax assets resulting from an election to not repatriate earnings from our Mexico operation, as well higher economic capital charges, partially offset by lower spending on growth and infrastructure initiatives. Ireland’s income from continuing operations decreased primarily due to foreign currency transaction gains and a tax benefit in the prior period. Contributions from the other countries account for the remainder of the change in income from continuing operations.

The increase in income from continuing operations in the Auto & Home segment was primarily attributable to an increase in net investment gains, partially offset by a decrease in premiums and a decrease in net investment income.

Corporate & Other’s income from continuing operations increased primarily due to an increase in net investment gains principally from the elimination of net investment losses arising from the transfer of fixed maturity securities between segments. This was partially offset by increased net investment losses primarily due to net investment losses on fixed maturity securities, equity securities, other limited partnerships, and mortgage loans, partially offset by increased gains on derivatives and foreign exchange gains. Further offsetting these increases in the segment’s income from continuing operations is an increase in corporate expenses, lower net investment income, acquisition related costs, and lower premiums. This decrease was partially offset by higher other revenues, lower interest expense, lower legal costs, lower policyholder benefits and claims, lower interest on uncertain tax positions, and lower interest credited to bankholder deposits. In addition, tax benefits decreased due to the actual and the estimated tax rate allocated to the various segments as well as the ratio of tax preference items to income before income tax on an annualized basis.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues decreased by $198 million, or 2%, to $7,859 million for the three months ended March 31, 2009 from $8,057 million for the comparable 2008 period. The following table provides the change from the prior period in premiums, fees and other revenues by segment:

Change
(In millions)

Institutional	$(68)
Individual	(88)
International	(268)
Auto & Home	(25)
Corporate & Other	251

Total change	$(198)

The decrease in the Institutional segment was due to decrease in the retirement & savings business, partially offset by increases in the group life and non-medical health & other businesses. The decrease in the retirement & savings business was primarily due to decreases in premiums in the group institutional annuity and income annuity businesses, both of which were primarily due to lower sales. The decrease in the group institutional annuity business was primarily due to the impact of a large domestic sale and the first significant sales in the United Kingdom business in the prior period. Partially offsetting these decreases was the impact of higher sales in the current period in the structured settlement business. The increase in group life business was primarily due to an increase in term life, which was largely attributable to an increase in net reinsurance activity. In addition, the impact of lower experience rated refunds in the current period also contributed to this increase. Partially offsetting these increases was a decrease in the corporate owned life insurance (“COLI”) business, which was largely attributable to higher experience rated refunds and lower fees earned in the current period. The growth in the non-medical health & other business was largely due to increases in the dental and long-term care (“LTC”) businesses. The increase in the dental business was primarily due to organic growth and the incremental impact of an acquisition that closed in the prior period, while the increase in LTC was primarily due to growth in the business.

The decrease in the Individual segment was primarily due to a decrease in universal life and investment-type product policy fees combined with other revenues primarily resulting from lower average separate account balances due to recent unfavorable equity market performance. Partially offsetting this decrease was an increase in premiums primarily due to an increase in immediate annuity premiums and growth in premiums driven by increased renewals of traditional life business. These increases were partially offset by a decline in premiums associated with the run-off of the Company’s closed block of business.

The decrease in the International segment was primarily due to an adverse impact of changes in foreign currency exchange rates. Partially offsetting this decrease in foreign currency was growth in premiums, fees and other revenues in Mexico, Hong Kong, South Korea, India, the U.K., Brazil, and Australia due to general growth in business offset substantially by decreases in Chile primarily due to lower annuity sales resulting from a contraction of the annuity market and in Argentina primarily due to the nationalization of the pension business in the fourth quarter of 2008, which eliminated the revenue from this business. Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

The decrease in the Auto & Home segment was primarily due to a decrease in premiums which related to a decrease in exposures, a reduction in average earned premium per policy and a decrease in premiums from various involuntary programs. Other revenues decreased, primarily related to less income from COLI. Partially offsetting these decreases in revenue was a decrease in catastrophe reinsurance costs.

Partially offsetting these decreases in premiums, fees and other revenues is an increase in Corporate & Other primarily due to an increase in other revenues related to MetLife Bank loan origination and servicing fees from acquisitions in 2008 and income from counterparties on collateral pledged in 2008, partially offset by lower revenue on COLI policies. Premiums decreased by $4 million as a result of an increase in indemnity reinsurance on certain run-off products.

Net Investment Income

Net investment income decreased by $1,034 million, or 24%, to $3,263 million for the three months ended March 31, 2009 from $4,297 million for the comparable 2008 period. The following table provides the change from the prior period in net investment income.

Change
(In millions)

Fixed maturity securities	$(729)
Equity securities	(30)
Trading securities	68
Mortgage and consumer loans	(20)
Policy loans	9
Real estate and real estate joint ventures	(259)
Other limited partnership interests	(385)
Cash, cash equivalents and short-term investments	(62)
International joint ventures	11
Other	(1)

Total investment income	(1,398)
Less: Investment expenses	364

Net investment income	$(1,034)

Management attributes $1,214 million of this change to a decrease in yields, partially offset by an increase of $180 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, fixed maturity securities, real estate joint ventures, cash, cash equivalents and short-term investments and mortgage loans. The reduction in yields and the negative returns in the first quarter of 2009 realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to lower yielding U.S. Treasury, agency and government guaranteed securities, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in investment expenses is primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. The decrease in yields and the negative returns in the first quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in short-term investment yields was primarily attributable to declines in short-term interest rates. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on the cost basis, primarily within cash, cash equivalents, short-term investments and mortgage loans. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines. The increase in cash, cash equivalents and short-term investments was partially offset by a decrease in fixed maturity securities, which was driven by a decrease in the size of the securities lending program and the reinvestment of cash inflows into cash, cash equivalents, and short-term investments.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances, decreased in the Individual segment for the three months ended March 31, 2009 as compared to the prior period. Interest margins also decreased in the deferred annuity business and other investment-type products in the Individual segment. Interest margins decreased in retirement & savings, group life and non-medical health & other, all within the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses increased by $176 million, to a loss of $906 million for the three months ended March 31, 2009 from a loss of $730 million for the comparable 2008 period. The following table provides the change from the prior period in net investment gains (losses).

Change
(In millions)

Fixed maturity securities	$(406)
Equity securities	(259)
Mortgage and consumer loans	(120)
Real estate and real estate joint ventures	(23)
Other limited partnership interests	(94)
Freestanding derivatives	(1,108)
Embedded derivatives	1,643
Other	191

Net investment gains (losses)	$(176)

The increase in net investment losses is due primarily to increased losses on fixed maturity securities, equity securities, mortgage loans, and real estate and real estate joint ventures as well as other limited partnership interests partially offset by increased gains on derivatives and foreign currency transaction gains. The increase in losses on fixed maturity and equity securities of $665 million is primarily attributable to an increase in impairments associated with financial services industry holdings, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. Losses on fixed maturity securities were also driven by an increase in credit-related impairments on communications, utility, and consumer industries holdings, and asset-backed and mortgage-backed securities. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades, or difficult underlying operating environments for the entities concerned. The increase in losses attributable to mortgage loans of $120 million is principally due to increases in the valuation allowances resulting from weakening of real estate market fundamentals. The increase in losses on real estate and real estate joint ventures as well as the increase in losses on other limited partnerships of $117 million is principally due to higher impairments on cost method investments resulting from deterioration in value resulting from volatility in equity and credit markets and from weakening of real estate market fundamentals. The increase in derivative gains was driven by gains on embedded derivatives principally associated with variable annuity riders, which were partially offset by losses on freestanding derivatives. The positive change in embedded derivatives of $1,643 million was driven by gains on embedded derivatives in the current period of $1,217 million combined with losses in the prior period of $426 million. The current period benefited by a widening of MetLife’s own credit which accounted for $828 million of the $1,217 million gain on embedded derivatives in the current period as compared to a gain from own credit of $354 million on the losses on embedded derivatives of $426 million in the prior period. Accordingly, own credit contributed $474 million to the $1,643 million change in embedded derivatives. As it relates to hedged risks, the current period experienced greater losses due to worse equity market performance than the prior period; however, this was more than offset by gains in the current period due to the positive impact of interest rate and foreign currency movements. Hedged risks associated with variable annuity riders include interest rate risk, equity market risk, equity market volatility risk and foreign currency risk. The current period also benefited by the positive fluctuations in unhedged risks associated with variable annuity embedded derivatives and the positive movement in certain other embedded derivatives contained within equity securities. The positive change in embedded derivatives was partially offset by the unfavorable change in freestanding derivatives. The unfavorable change in freestanding derivatives of $1,108 million was principally driven by losses on freestanding derivatives of $1,050 million in the current period combined with gains in the prior period of $58 million. Losses on freestanding derivatives in the current period were driven by losses on interest rate floors, swaps and swaptions due primarily to rising long- and mid-term interest rates. In the prior period, freestanding derivatives experienced gains from equity futures and options which were hedges of variable annuity riders and were driven by equity market performance and gains on interest rate floors driven by falling interest rates. Overall, the unfavorable change in freestanding derivatives between periods was driven by interest rates and equity markets offset by foreign currency. The increase in other net investment gains (losses) of $191 million is principally attributable to an increase in foreign currency transaction gains on foreign currency-denominated liabilities primarily due to the U.S. dollar strengthening.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results in Auto & Home, including catastrophes, were unfavorable for the three months ended March 31, 2009 compared to the 2008 period, as the combined ratio, including catastrophes, increased to 92.4% from 90.8% for the three months ended March 31, 2008. Underwriting results in Auto & Home, excluding catastrophes, were unfavorable for the three months ended March 31, 2009, as the combined ratio, excluding catastrophes, increased to 88.1% from 87.6% for the three months ended March 31, 2008. Underwriting results were lower in the retirement & savings, non-medical health & other and group life businesses in the Institutional segment. Underwriting results were favorable in the Individual segment in life products for the three months ended March 31, 2009.

Other Expenses

Other expenses increased by $455 million, or 18%, to $3,002 million for the three months ended March 31, 2009 from $2,547 million for the comparable 2008 period. The following table provides the change from the prior period in other expenses by segment:

Change
(In millions)

Institutional	$28
Individual	354
International	(142)
Auto & Home	(10)
Corporate & Other	225

Total change	$455

The Institutional segment’s increase in other expenses was primarily due to increase in DAC amortization, as well as an increase in non-deferrable volume related expenses and corporate support expenses. This increase was primarily attributable to higher pension and post-retirement benefit expense, partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative.

Other expenses in the Individual segment increased primarily due to higher DAC amortization relating to increases in amortization due to separate account balance decreases as a result of poor financial market performance and higher net investment gains primarily due to net derivative gains. In addition, the current period includes higher pension and post-retirement benefits and commission expenses offset by higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Partially offsetting these increases is a decrease in non-deferrable volume related expenses.

The International segment’s other expenses decreased primarily due to the impact of changes in foreign currency exchange rates. In addition, other expenses decreased in Argentina due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders and the home office primarily due to lower headcount and lower spending on growth and infrastructure initiatives. Partially offsetting these decreases in other expenses were increases in Ireland primarily due to foreign currency transaction gains in the prior year. Mexico’s other expenses increased primarily due to higher DAC amortization related to lower expected future gross profits due to fund balance decreases resulting from recent market declines, as well as higher expenses from initiative spending and business growth. Increases in other countries account for the remainder of the change in other expenses.

Other expenses in the Auto & Home segment decreased primarily as a result of decreases in information technology infrastructure charges and other operational efficiencies in a number of expense categories partially offset by an increase in pension and postretirement benefit costs.

The increase in Corporate & Other was due to higher MetLife Bank costs for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher deferred compensation expenses, and higher post employment related costs in the current quarter associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative. Other expenses also increased from higher corporate support expenses and lease impairments for Company use space that is currently vacant. Acquisition-related costs were also higher during the current year period. Partially offsetting these increases is a decrease in interest expense due to rate reductions on variable rate collateral financing arrangements in 2008 and the reduction of commercial paper outstanding, partially offset by the issuance of junior subordinated debt in April 2008 and a decrease in legal costs primarily due to prior year asbestos insurance costs. In addition, interest on uncertain tax positions was lower as a result of a decrease in published Internal Revenue Service (“IRS”) interest rates and interest credited on bankholder deposits decreased at MetLife Bank due to lower interest rates, partially offset by higher bankholder deposits.

Net Income

Income tax benefit for the three months ended March 31, 2009 was $376 million, or 39% of income from continuing operations before provision for income tax, compared with an income tax expense of $207 million, or 25%, of such income, for the comparable 2008 period. The 2009 and 2008 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. Also impacting the effective rate are changes in valuation allowances associated with our International operations. In addition, the increase in effective tax rate is primarily attributable to changes in the ratio of permanent differences to income from continuing operations before provision for income tax.

Income from discontinued operations, net of income tax, increased by $1 million for the three months ended March 31, 2009 to $36 million from $35 million for the comparable 2008 period. During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life Insurance Company, to a third party and the sale was on completed on March 2, 2009. Income from discontinued operations related to Cova was $36 million for the three months ended March 31, 2009. In the comparable prior period, income from discontinued operations related to Cova was $2 million. In addition, the Company completed the split-off of substantially all of the Company’s interest in Reinsurance Group of America, Incorporated (“RGA”), in September 2008. Income related to RGA’s operations amounted to $33 million for the three months ended March 31, 2008. There was no income related to RGA’s operations in the current quarter. The remainder of the change relates to discontinued real estate.

Net income attributable to noncontrolling interests declined in the current period as compared to the prior period due to the disposal of RGA in the third quarter of 2008.

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

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Revenues
Premiums	$3,540	$3,573
Universal life and investment-type product policy fees	208	224
Net investment income	1,465	2,028
Other revenues	171	190
Net investment gains (losses)	(1,787)	(731)

Total revenues	3,597	5,284

Expenses
Policyholder benefits and claims	3,947	3,911
Interest credited to policyholder account balances	511	684
Other expenses	601	573

Total expenses	5,059	5,168

Income (loss) from continuing operations before provision for income tax	(1,462)	116
Provision for income tax expense (benefit)	(511)	31

Income (loss) from continuing operations	(951)	85
Income (loss) from discontinued operations, net of income tax	—	—

Net income	(951)	85
Less: Net income (loss) attributable to noncontrolling interests	—	1

Net income (loss) available to MetLife Inc.’s common shareholders	$(951)	$84

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008 — Institutional

Income from Continuing Operations

Income from continuing operations decreased by $1,036 million to a loss of $951 million for the three months ended March 31, 2009 from income of $85 million for the comparable 2008 period.

Net investment losses increased by $687 million, net of income tax, to a loss of $1,162 million, net of income tax, for the three months ended March 31, 2009 from a loss of $475 million, net of income tax, for the comparable 2008 period. The increase in net investment losses is due to increased losses on freestanding derivatives and fixed maturity and equity securities partially offset by foreign currency transactions. The increase in the losses on freestanding derivatives was $462 million, net of income tax, driven by losses on interest rate swaps, swaptions, and floors as long- and mid-term interest rates rose, and were partially offset by gains on foreign currency forwards due to the U.S. dollar strengthening and on exchange-traded futures. The increase in net investment losses on fixed maturity and equity securities of $310 million, net of income tax, included $183 million, net of income tax, of losses from intersegment transfers. The increase in losses, exclusive of the intersegment transfers, was driven by an increase in impairments on financial services industry holdings including perpetual hybrid securities and credit-related impairments on fixed maturity securities across several industry sectors including communications and consumer industries. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades, or difficult underlying operating environments for the entities concerned. The increase in losses attributable to mortgage loans of $42 million, net of income tax, is principally due to increases in the valuation allowances resulting from weakening of real estate market fundamentals. The increase in losses on real estate and real estate joint ventures as well as the increase in losses on other limited partnerships of $26 million, net of income tax, is principally due to higher impairments on cost method investments resulting from deterioration in value resulting from volatility in equity and credit markets and from weakening of real estate market fundamentals. The losses in freestanding derivatives, fixed maturity and equity securities were partially offset by gains of $153 million, net of income tax, which were principally attributable to foreign currency transaction gains on foreign currency-denominated liabilities due to the U.S. dollar strengthening.

The impact of the change in net investment gains (losses) increased policyholder benefits and claims by $6 million, net of income tax, the majority of which relates to policyholder participation in the performance of the portfolio.

Excluding the impact from net investment gains (losses), income from continuing operations decreased by $343 million, net of income tax, compared to the prior period.

A decrease in interest margins of $261 million, net of income tax, compared to the prior period, contributed to the decrease in income from continuing operations. Management attributed this decrease to the retirement & savings, non-medical health & other, and group life businesses, which contributed $190 million, $46 million and $25 million, net of income tax, respectively. The decrease in interest margin was primarily attributable to a decline in net investment income due to lower returns on other limited partnership interests, cash, cash equivalents and short-term investments, real estate joint ventures, fixed maturity securities, and mortgage loans. Management anticipates that net investment income and the related yields on other limited partnerships and real estate joint ventures could decline further, which may reduce net investment income during the remainder of 2009 due to continued volatility in equity, real estate, and credit markets and, therefore, may continue to reduce interest margins during 2009. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move in a manner similar to market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but it may, introduce volatility in expense.

Lower underwriting results of $64 million, net of income tax, compared to the prior period, also contributed to the decrease in income from continuing operations. Management attributed this decrease to the retirement & savings, non-medical health & other, and group life businesses of $40 million, $13 million and $11 million, all net of income tax, respectively. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. During periods of high unemployment, underwriting results, specifically in the disability businesses, tend to decrease as incidence levels trend upwards with unemployment levels and the amount of recoveries decline. In addition, certain insurance-related liabilities can vary as a result of the valuation of the assets supporting those liabilities. As invested assets under perform or lose value, the related insurance liabilities are increased to reflect the Company’s obligation with respect to those products, specifically certain LTC products. Consequently, underwriting results can and will fluctuate from period to period.

Also, other expenses also contributed to the decrease in income from continuing operations, mainly due to an increase of $13 million, net of income tax, from higher non-deferrable volume related expenses. In addition, higher expenses of $5 million, net of income tax, related to DAC amortization contributed to the decrease in income from continuing operations. A portion of premiums, fees and other revenues is intended to cover the Company’s operating expenses or non-insurance related expenses. As many of those expenses are fixed expenses, management may not be able to reduce those expenses, in a timely manner, proportionate with declining revenues that may result from customer-related bankruptcies, customer’s reduction of coverage stemming from plan changes, elimination of retiree coverage, or a reduction in covered payroll.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $631 million, or 10%, to $5,384 million for the three months ended March 31, 2009 from $6,015 million for the comparable 2008 period.

Net investment income decreased by $563 million compared to the prior period. Management attributed a $545 million decrease in net investment income to a decrease in yields, primarily due to lower returns on other limited partnership interests, cash, cash equivalents and short-term investments, real estate joint ventures, fixed maturity securities, and mortgage loans. Management also attributed a decrease of $18 million to a decrease in average invested assets, calculated on the cost basis without unrealized gains and losses, to fixed maturity securities, partially offset by increases in cash, cash equivalents and short-term investments, and mortgage loans. The reduction in yields and the negative returns in the first quarter of 2009 realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in cash, cash equivalent and short-term investment yields was primarily attributable to declines in short-term interest rates. The decrease in yields and the negative returns in the first quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in the fixed maturity securities yield was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to lower yielding U.S. Treasury, agency and government guaranteed securities, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in investment expenses is primarily attributable to lower cost of funds expense on the securities lending program. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. An additional decrease in net investment income was attributable to an $18 million decrease in average invested assets calculated on the cost basis without unrealized gains and losses, primarily within fixed maturity securities, partially offset by increases in cash, cash equivalents and short-term investments, and mortgage loans. The decrease in fixed maturity securities is primarily due to the smaller size of the securities lending program and the reinvestment of cash inflows into cash, cash equivalents, and short-term investments. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines.

The decrease of $68 million in premiums, fees and other revenues was largely due to a decrease in the retirement & savings business of $228 million, partially offset by increases in the group life and non-medical health & other businesses of $91 million and $69 million, respectively.

The decrease in the retirement & savings business of $228 million was primarily due to decreases in premiums in the group institutional annuity and income annuity businesses of $206 million and $30 million, respectively, both of which were primarily due to lower sales. The decrease in the group institutional annuity business was primarily due to the impact of a large domestic sale and the first significant sales in the United Kingdom business in the prior period. Partially offsetting these decreases was the impact of higher sales, in the current period, in the structured settlement business of $12 million. The remaining decrease in the retirement & savings business was attributed to lower premiums, fees and other revenues across several products. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and the demand for certain of these products can decline during periods of volatile credit and investment markets and, as a result, can fluctuate from period to period.

The increase in group life business of $91 million was primarily due to a $110 million increase in term life, which was largely attributable to an increase in net reinsurance activity. In addition, the impact of lower experience rated refunds in the current period also contributed to this increase. Partially offsetting these increases was a decrease in the COLI business of $18 million, which was largely attributable to higher experience rated refunds and lower fees earned in the current period. Premiums, fees and other revenues from group life business can and will fluctuate based, in part, on the covered payroll of customers. In periods of high unemployment, revenue may be impacted. Revenue may also be impacted as a result of customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes or elimination of retiree coverage.

The growth in the non-medical health & other business of $69 million was largely due to increases in the dental and LTC businesses of $101 million. The increase in the dental business of $83 million was primarily due to organic growth and the incremental impact of an acquisition that closed in the prior period. The increase in LTC of $18 million was primarily due to growth in the business. Partially offsetting these increases was a decline in the disability business of $34 million, which was primarily attributable to higher reserve buyout activity in the prior period. The remaining increase in the non-medical health & other business was attributed to business growth across several products.

Expenses

Total expenses decreased by $109 million, or 2%, to $5,059 million for the three months ended March 31, 2009 from $5,168 million for the comparable 2008 period. The decrease in expenses was primarily attributable to lower interest credited to policyholder account balances of $173 million, partially offset by increases in policyholder benefits and claims of $36 million and higher other expenses of $28 million.

Management attributed the decrease of $173 million in interest credited to policyholder account balances to a $245 million decrease from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, partially offset by a $72 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in Federal Home Loan Bank (“FHLB”) advances, partially offset by a decline in funding agreements. Management attributes the absence of funding agreement issuances in the current period as a direct result of the credit markets. Management believes this trend will continue through the remainder of 2009.

The increase in policyholder benefits and claims of $36 million included a $9 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $27 million.

Non-medical health & other’s policyholder benefits and claims increased $98 million, which was primarily attributable to an increase in the dental and LTC businesses of $108 million. The increase in dental of $72 million was largely due to the aforementioned increase in premiums. The increase in the LTC business of $36 million was primarily attributable to the aforementioned increase in premiums, higher claims incidence, an increase in interest credited on future policyholder benefits, and the impact of an unfavorable liability refinement in the current period. Partially offsetting these increases was a decrease in the disability business of $4 million, primarily due to the aforementioned decrease in premiums, fees, and other revenues, partially offset by higher claim incidence and an increase in interest credited on future policyholder benefits. In addition, there were marginal decreases across the balance of the non-medical health & other’s products, which were primarily due to favorable morbidity.

Group life’s policyholder benefits and claims increased $81 million, mostly due to increases in the term life business of $87 million, which was primarily due to the aforementioned increase in premiums, fees and other revenues, partially offset by a decrease in interest credited on future policyholder benefits, mainly due to lower crediting rates, and more favorable mortality in the current period. In addition, an increase in the universal life business of $6 million was primarily attributable to less favorable mortality in the current period. Partially offsetting these increases was a decrease in the COLI business of $15 million, which was primarily due to the aforementioned decrease in premiums, fees and other revenues, partially offset by less favorable mortality in the current period.

Retirement & savings’ policyholder benefits decreased $152 million, which was primarily attributable to the group institutional annuity and income annuity businesses of $166 million and $23 million, respectively. The decrease in the group institutional annuity business was primarily due to the aforementioned decrease in premiums, fees and other revenues and the impact of a favorable liability refinement of $7 million in the current period. Partially offsetting these decreases was the impact of less favorable mortality in the current period and an increase in interest credited on future policyholder benefits, which is consistent with the expectations of an aging block of business. The decrease in the income annuity business was primarily due to the aforementioned decrease in premiums, partially offset by unfavorable mortality and an increase in interest credited to future policyholder benefits. An increase in structured settlements of $34 million was largely due to the aforementioned increase in premiums, an increase in interest credited on future policyholder benefits and the impact of unfavorable mortality in the current period.

Higher other expenses of $28 million include an increase in DAC amortization of $7 million. Non-deferrable volume related expenses and corporate support expenses increased $21 million. This increase was primarily attributable to higher pension and post-retirement benefit expense, partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Non-deferrable volume related expenses include those expenses associated with information technology, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

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

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Revenues
Premiums	$1,137	$1,063
Universal life and investment-type product policy fees	765	883
Net investment income	1,516	1,691
Other revenues	105	149
Net investment gains (losses)	65	(104)

Total revenues	3,588	3,682

Expenses
Policyholder benefits and claims	1,587	1,359
Interest credited to policyholder account balances	580	502
Policyholder dividends	424	426
Other expenses	1,336	982

Total expenses	3,927	3,269

Income (loss) from continuing operations before provision for income tax	(339)	413
Provision for income tax expense (benefit)	(118)	136

Income (loss) from continuing operations	(221)	277
Income (loss) from discontinued operations, net of income tax	24	(1)

Net income (loss)	(197)	276
Less: Net income (loss) attributable to noncontrolling interests	—	—

Net income (loss) available to MetLife Inc.’s common shareholders	$(197)	$276

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008 — Individual

Income from Continuing Operations

Income (loss) from continuing operations decreased by $498 million, or 180%, to a loss of $221 million for the three months ended March 31, 2009 from income of $277 million for the comparable 2008 period.

Included in this decrease in income from continuing operations was a decrease in net investment losses of $110 million, net of income tax. The decrease in net investment losses was due to increased gains on derivatives and decreased losses on fixed maturity securities, partially offset by increased losses on mortgage loans and other limited partnership interests. The increase in derivative gains was driven by gains on embedded derivatives principally associated with variable annuity riders, which were partially offset by losses on freestanding derivatives. The positive change in embedded derivatives of $523 million, net of income tax, was driven by gains on embedded derivatives in the current period of $374 million, net of income tax, combined with losses in the prior period of $149 million, net income tax. The current period benefited from a widening of MetLife’s own credit spread which accounted for $275 million, net income tax, of the $374 million, net of income tax, gain on embedded derivatives in the current period as compared to $88 million, net of income tax, from own credit of the losses on embedded derivatives of $149 million, net of income tax, in the prior period. Accordingly, own credit contributed $187 million, net of income tax, to the $523 million, net of income tax, change in embedded derivatives. As it relates to hedged risks, the current period experienced greater losses due to poorer equity market performance than the prior period; however, this was more than offset by gains in the current period due to the positive impact of interest rate movements. Hedged risks associated with variable annuity riders included interest rate risk, equity market risk, and equity market volatility risk. The current period also benefited from the positive fluctuations in unhedged risks associated with variable annuity embedded derivatives and the positive movement in certain other embedded derivatives. The positive change in embedded derivatives was partially offset by the unfavorable change in the freestanding derivatives. The unfavorable change in freestanding derivatives of $424 million, net of income tax, was principally driven by losses on freestanding derivatives of $133 million, net of income tax, in the current period combined with gains in the prior period of $291 million, net of income tax. Losses on freestanding derivatives in the current period were driven by losses on interest rate floors due primarily to rising long- and mid-term interest rates partially offset by gains from equity derivatives. In the prior period, freestanding derivatives experienced higher gains from equity derivatives, as well as gains on interest rate floors, partially offset by losses on foreign currency swaps. Overall, the unfavorable change between periods was driven by interest rates and equity markets offset by foreign currency. The decrease in losses on fixed maturity securities of $60 million, net of income tax, is net of losses of $148 million, net of income tax, resulting from intersegment transfers of securities. Exclusive of these intersegment losses, the decrease in losses was driven by gains on sales of non-credit sensitive bonds (e.g. U.S. Treasury, agency and other government guaranteed securities) partially offset by credit-related impairments across several industry sectors, including communications and consumer industries, as well as impairments on financial services industry perpetual hybrid securities. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades, or difficult underlying operating environments for the entities concerned. The increase in losses attributable to mortgage loans of $33 million, net of income tax, was principally due to increases in the valuation allowances resulting from weakening of real estate market fundamentals. The increase in losses on real estate and real estate joint ventures, as well as the increase in losses on other limited partnerships of $16 million, net of income tax, was principally due to higher impairments on cost method investments resulting from deterioration in value resulting from volatility in equity and credit markets and from weakening of real estate market fundamentals.

Excluding the impact of net investment gains (losses), income from continuing operations decreased by $608 million, net of income tax, from the comparable 2008 period.

The decrease in income from continuing operations for the period was driven by the following items:

•	Higher DAC amortization of $240 million, net of income tax, primarily relating to increases in amortization due to separate account balance decreases as a result of poor financial market performance, and higher net investment gains primarily due to net derivative gains.

•	Lower universal life and investment-type product policy fees combined with other revenues of $122 million, net of income tax, primarily resulting from lower average separate account balances due to recent unfavorable equity market performance.

•	A decrease in interest margins of $123 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $76 million of this decrease to the deferred annuity business and $47 million of the decrease to other investment-type products, both net of income tax. The decrease in interest margins was primarily attributable to a decline in net investment income due to lower returns on other limited partnership interests, fixed maturity securities, cash, cash equivalents, and short-term investments, and real estate joint ventures, and fixed maturity securities. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move in a manner similar to market interest rate movements, subject to any minimum guarantees and, therefore, generally does not, but may introduce volatility in expense.

•	Higher annuity benefits of $90 million, net of income tax, primarily due to higher guaranteed annuity benefit costs net of related hedging results and higher amortization of sales inducements.

•	Lower net investment income on blocks of business not driven by interest margins of $35 million, net of income tax.

•	An increase in interest credited to policyholder account balances of $6 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

These aforementioned decreases in income from continuing operations were partially offset by the following items:

•	Lower expenses of $10 million, net of income tax, driven by higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses. There were also decreases in non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. These decreases were partially offset by higher pension and post-retirement benefits expenses and commission expenses.

•	Favorable underwriting results in life products of $7 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

The change in effective tax rates between periods accounts for the remainder of the decrease in income from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $263 million, or 7%, to $3,523 million for the three months ended March 31, 2009 from $3,786 million for the comparable 2008 period.

Premiums increased by $74 million primarily due to an increase in immediate annuity premiums of $70 million, and growth in premiums of $20 million driven by increased renewals of traditional life business. These increases were partially offset by a $16 million decline in premiums associated with the run-off of the Company’s closed block of business.

Universal life and investment-type product policy fees combined with other revenues decreased by $162 million primarily resulting from lower average separate account balances due to recent unfavorable equity market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $175 million. Management attributes a decrease of $117 million of net investment income to the general account portion of investment-type products and a decrease of $58 million to other businesses. Management attributed $281 million of the decrease to lower yields, primarily due to lower returns on other limited partnership interests, fixed maturity securities, cash, cash equivalents and short-term investments, and real estate joint ventures. This decrease was partially offset by an increase of $106 million due to a higher average asset base across various investment types, primarily cash, cash equivalents and short-term investments, partially offset by a decrease in fixed maturity securities. The reduction in yields and the negative returns in the first quarter of 2009 realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in the fixed maturity securities yield was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to lower yielding U.S. Treasury, agency and government guaranteed securities, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offset the decrease in net investment income on fixed maturity securities. The decrease in the short-term investment yields was primarily due to declines in short-term interest rates. The decrease in yields and the negative returns in the first quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. Management attributed a $106 million increase due to a higher average asset base across various investment types, primarily cash, cash equivalents and short-term investments. Average invested assets are calculated on the cost basis without unrealized gains and losses. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed. The increases in cash, cash equivalents and short-term investments was partially offset by a decrease in fixed maturity securities which was driven by a decrease in the size of the securities lending program and the reinvestment of cash flows into cash, cash equivalents and short-term investments.

Expenses

Total expenses increased by $658 million, or 20%, to $3,927 million for the three months ended March 31, 2009 from $3,269 million for the comparable 2008 period.

Policyholder benefits and claims increased by $228 million. This was primarily due to unfavorable equity market performance during the current period, which resulted in higher guaranteed annuity benefit costs, net of related hedging results, of $121 million, and higher amortization of sales inducements of $18 million. Revisions to policyholder benefits and claims in the current period contributed $15 million to the increase. Additionally, policyholder benefits and claims increased by $74 million commensurate with the change in premiums discussed above.

Interest credited to policyholder account balances increased by $78 million. Interest credited on the general account portion of investment-type products increased by $73 million, of which $84 million is attributed to higher average general account balances, partially offset by an $11 million decrease due to lower crediting rates. Interest credited on other businesses decreased by $5 million. Lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business, primarily driven by lower lapses in the current period, increased interest credited to policyholder account balances by $10 million.

Higher other expenses of $354 million include higher DAC amortization of $369 million primarily relating to increases in amortization due to separate account balance decreases as a result of poor financial market performance and higher net investment gains primarily due to net derivative gains. In addition, the current period includes higher pension and post-retirement benefits and commission expenses offset by higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending, decreased by $15 million compared to the three months ended March 31, 2008.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions.

The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Revenues
Premiums	$721	$904
Universal life and investment-type product policy fees	210	290
Net investment income	193	270
Other revenues	2	7
Net investment gains (losses)	454	135

Total revenues	1,580	1,606

Expenses
Policyholder benefits and claims	569	825
Interest credited to policyholder account balances	77	47
Policyholder dividends	1	2
Other expenses	293	435

Total expenses	940	1,309

Income from continuing operations before provision for income tax	640	297
Provision for income tax	205	116

Income from continuing operations	435	181
Income (loss) from discontinued operations, net of income tax	—	—

Net income	435	181
Less: Net income (loss) attributable to noncontrolling interests	(5)	(5)

Net income available to MetLife Inc.’s common shareholders	$440	$186

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008 — International

Income from Continuing Operations

Income from continuing operations increased by $254 million, or 140%, to $435 million for the three months ended March 31, 2009 from $181 million for the comparable 2008 period. Included in this increase in income from continuing operations was an increase in net investment gains of $199 million, net of income tax. The increase in net investment gains was due to an increase in gains on derivatives, partially offset by losses primarily on fixed maturity securities. Derivative gains were driven by gains on embedded derivatives associated with assumed risk on variable annuity riders written directly through the Japan joint venture partially offset by losses on freestanding derivatives. Gains on the embedded derivatives increased by $473 million, net of income tax, and were driven by the positive impact of interest rates and foreign currency rates partially offset by losses due to declines in the equity markets. These embedded derivative gains include a $119 million, net of income tax, increase in gains resulting from the effect of the widening of MetLife’s own credit spread. Losses on freestanding derivatives increased by $231 million, net of income tax, and were primarily driven by losses from interest rate futures and swaps due to rising interest rates, foreign currency forwards and options primarily due to the U.S. dollar strengthening, as well as equity options partially offset by a decline in value of equity futures, all of which hedge the embedded derivatives. The losses on these interest rate futures and swaps, foreign currency forwards and options, and equity options and futures substantially offset the change in the underlying embedded derivative liability that is hedged by these derivatives. The remaining change in net investment gains results from a loss of $43 million, net of income tax, on the exchange of certain government bonds in Argentina, as well as an increase in impairments primarily associated with financial services industry holdings, including impairments as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

The remaining $55 million increase in income from continuing operations from the comparable 2008 period was comprised of the factors described below which increased income from continuing operations by $85 million partially offset by the negative impact of change in foreign exchange rates of $30 million, net of income tax.

Income from continuing operations increased in:

•	Argentina by $74 million, net of income tax, due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders. As a result of this reassessment, contingent liabilities of $95 million related to pesification were released. This increase was partially offset by a reduction in fees due to the nationalization of the pension business in December 2008, as well as the reduction in the prior year of the liability for pension servicing obligations resulting from a refinement of assumptions and methodology as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan created by the pension reform program, which was in effect from January 1, 2008 until December 2008 when the business was nationalized. Our operations in Argentina also benefited more significantly in the current year from the utilization of deferred tax assets against which valuation allowances had previously been established.

•	Japan by $26 million, net of income tax, due to an increase of $77 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from a decrease in the costs of guaranteed annuity benefits, the impact of a reduction in a liability for guarantee fund assessments and the favorable impact from the utilization of the fair value option for certain fixed annuities. These items were partially offset by the impact from refinement in assumptions for DAC amortization on guaranteed annuity business and higher DAC amortization related to lower expected future gross profits due to fund balance decreases resulting from recent market declines, a decrease of $42 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefit and a decrease of $9 million, net of income tax, from assumed reinsurance due to an increase in liabilities for guaranteed death benefits.

•	Mexico by $22 million, net of income tax, primarily due to growth in its individual and institutional businesses, a decrease in certain policyholder liabilities caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, as well as a lower effective tax rate and a one-time tax benefit related to the change in assumption regarding the repatriation of earnings. These items were partially offset by higher DAC amortization in the current year related to lower expected future gross profits due to fund balance decreases resulting from recent market declines, a reduction in fees charged on the pension business, an increase in claim experience, as well as the prior year impact from the reinstatement of premiums.

•	South Korea by $8 million, net of income tax, due to an increase in surrender charges, lower taxes resulting from a reduction in the statutory tax rate and a one-time tax benefit related to the reduction in the statutory tax rate, as well as business growth. These items were partially offset by an increase in claims as well as higher unearned revenue amortization related to lower expected future gross profits due to fund balance decreases resulting from recent market declines.

•	Chile by $8 million primarily due to the net impact of lower inflation rates on indexed securities and on policyholder liabilities. While the impact of inflation is neutral to net income, a portion of the inflation impact is accounted for in net investment gains and losses.

Partially offsetting these increases, income from continuing operations decreased in:

•	The home office by $35 million, net of income tax, primarily due to a valuation allowance of $40 million established against net deferred tax assets resulting from an election to not repatriate earnings from our Mexico operation, as well higher economic capital charges, partially offset by lower spending on growth and infrastructure initiatives.

•	Ireland by $14 million, net of income tax, primarily due to foreign currency transaction gains and a tax benefit in the prior period.

Contributions from other countries account for the remainder of the change in income from continuing operations.

Revenues

Total revenues, excluding net investment gains, decreased by $345 million, or 23%, to $1,126 million for the three months ended March 31, 2009 from $1,471 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased total revenues by $368 million. Other factors described below increased total revenues by $23 million, or 2%, from the comparable 2008 period.

Premiums, fees and other revenues decreased by $268 million, or 22%, to $933 million for the three months ended March 31, 2009 from $1,201 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates of $292 million partially offset by an increase from other factors described below of $24 million, or 3%, from the comparable 2008 period.

Premiums, fees and other revenues increased in:

•	Mexico by $12 million due to growth in its individual and institutional businesses, partially offset by the reinstatement of premiums in the prior period and a reduction in fees charged on the pension business.

•	Hong Kong by $12 million due to a shift to traditional business, as well as an increase in surrender charges on non-traditional business.

•	South Korea by $9 million primarily due to an increase in surrender charges as well as business growth, partially offset by higher unearned revenue amortization related to lower expected future gross profits due to fund balance decreases resulting from recent market declines.

•	India by $9 million due to business growth and an increase in premium from traditional products.

•	United Kingdom by $8 million due to premium growth and the impact of stronger foreign currencies from business written outside of the United Kingdom, partially offset by a decrease in business written in the United Kingdom.

•	Brazil by $5 million due to its entry into the dental business in the fourth quarter of 2008 as well as growth in existing lines.

•	Australia by $5 million primarily as a result of growth.

Partially offsetting these increases, premiums, fees and other revenues decreased in:

•	Chile by $29 million primarily due to lower annuity sales resulting from a contraction of the annuity market in Chile.

•	Argentina by $12 million primarily due to the nationalization of the pension business in the in the fourth quarter of 2008, which eliminated the revenue from this business.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income decreased by $77 million, or 29%, to $193 million for the three months ended March 31, 2009 from $270 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates of $76 million as well as other factors described below which decreased net investment income by $1 million, or 1%, from the comparable 2008 period.

Net investment income decreased in:

•	Chile by $70 million due to the impact of lower inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as lower yields partially offset by an increase in invested assets.

•	Ireland by $7 million primarily due to losses on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	The home office of $3 million primarily due to an increase in the amount charged for economic capital and a lower interest income due to a decrease in cash equivalents.

Partially offsetting these decreases, net investment income increased in:

•	Hong Kong by $42 million due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities, compared to the prior year.

•	Mexico by $11 million primarily due to an increase in invested assets, partially offset by the impact of lower inflation rates on indexed securities, the impact of portfolio repositioning and a decrease in short-term yields.

•	Brazil by $6 million primarily due to better performance on the trading securities portfolio which supports unit-linked pension liabilities.

•	South Korea by $4 million primarily due to an increase in invested assets.

•	Japan by $13 million due to an increase of $77 million, net of income tax, in the Company’s investment in Japan due to a decrease in the costs of guaranteed annuity benefits, the impact of a reduction in a liability for guarantee fund assessments, the favorable impact from the utilization of the fair value option for certain fixed annuities, partially offset by the impact from refinement in assumptions for DAC amortization on guaranteed annuity business and higher DAC amortization related to lower expected future gross profits due to fund balance decreases resulting from recent market declines, as well as a decrease of $64 million from hedging activities associated with Japan’s guaranteed annuity business.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses decreased by $369 million, or 28%, to $940 million for the three months ended March 31, 2009 from $1,309 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased total expenses by $322 million. Other factors described below decreased total expenses by $47 million, or 5%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased by $227 million, or 26%, to $647 million for the three months ended March 31, 2009 from $874 million for the comparable 2008 period. This decrease was comprised of the impact of changes in foreign currency exchange rates of $218 million and other factors described below which decreased policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances by $9 million, or 1%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased in:

•	Chile by $109 million primarily due to a decrease in inflation indexed policyholder liabilities commensurate with the decrease in net investment income from inflation-indexed assets, as well as a decrease in the annuity business mentioned above, partially offset by higher interest credited.

•	Ireland by $7 million due to lower interest credited resulting from unfavorable results on the trading securities portfolio which supports unit-linked policyholder liabilities.

Partially offsetting these decreases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were increases in:

•	Hong Kong by $57 million primarily due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities compared to the prior year, as discussed above, as well as a shift to traditional business.

•	Our operation in Japan by $16 million due to an increase in liabilities for guaranteed death benefits.

•	South Korea by $11 million primarily due to an increase in claims and surrenders.

•	Brazil by $7 million due to higher interest credited resulting from better performance on the trading securities portfolio which supports unit-linked pension liabilities, as well as growth from entry into the dental insurance business in fourth quarter of 2008.

•	India by $7 million due to business growth.

•	Australia by $4 million primarily due to business growth as well as higher claims experience.

•	Mexico by $3 million, primarily due to an increase in interest credited to policyholder account balances resulting from business growth as well as an increase in claims, partially offset by a decrease in certain policyholder liabilities of $31 million caused by a decrease in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year.

Increases in other countries account for the remainder of the change.

Other expenses decreased by $142 million, or 33%, to $293 million for the three months ended March 31, 2009 from $435 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased other expenses by $104 million as well as other factors described below which decreased other expenses by $38 million, or 11%, from the comparable 2008 period.

Other expenses decreased in:

•	Argentina by $72 million, due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders. As a result of this reassessment, contingent liabilities of $95 million related to pesification were released. In addition, the nationalization of the pension business in December 2008 resulted in lower expenses. These decreases were partially offset by a reduction in the prior year of the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan created by the pension reform program which was in effect from January 1, 2008 until December 2008 when the business was nationalized.

•	The home office of $10 million primarily due to lower headcount and lower spending on growth and infrastructure initiatives.

Partially offsetting these decreases in other expenses were increases in:

•	Ireland by $15 million primarily due to foreign currency transaction gains in the prior year.

•	Mexico by $8 million primarily from higher DAC amortization related to lower expected future gross profits due to fund balance decreases resulting from recent market declines, as well as higher expenses from initiative spending and business growth.

•	The United Kingdom by $6 million due to higher commission cost related to the increase in premiums, as well as foreign currency transaction gains recognized in the prior period.

•	India by $5 million primarily due to increased staffing and rent due to business growth.

•	Brazil by $3 million primarily due to business growth and entry into the dental insurance business.

•	Australia by $3 million primarily due to business growth.

•	Hong Kong by $2 million primarily from higher DAC amortization related to lower expected future gross profits due to fund balance decreases resulting from recent market declines, as well as business growth.

Increases in other countries account for the remainder of the change.

Auto & Home

Auto & Home, operating through Metropolitan Property and Casualty Insurance Company and its subsidiaries, offers personal lines property and casualty insurance directly to employees at their employer’s worksite, as well as to individuals through a variety of retail distribution channels, including the agency distribution group, independent agents, property and casualty specialists and direct response marketing. Auto & Home primarily sells auto insurance and home insurance.

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Revenues
Premiums	$722	$745
Net investment income	40	51
Other revenues	9	11
Net investment gains (losses)	31	(11)

Total revenues	802	796

Expenses
Policyholder benefits and claims	480	478
Policyholder dividends	(1)	1
Other expenses	193	203

Total expenses	672	682

Income before provision for income tax	130	114
Provision for income tax	34	23

Income from continuing operations	96	91
Income (loss) from discontinued operations, net of income tax	—	—

Net income	96	91
Less: Net income attributable to noncontrolling interests	—	—

Net income available to MetLife Inc.’s common shareholders	$96	$91

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008 — Auto & Home

Income from Continuing Operations

Income from continuing operations increased $5 million, or 5%, to $96 million for the three months ended March 31, 2009 from $91 million for the comparable 2008 period.

The increase in income from continuing operations was primarily attributable to a $27 million, net of income tax, increase in net investment gains, offset by a decrease of $15 million, net of income tax, in premiums and a decrease of $7 million, net of income tax, in net investment income.

The increase in net investment gains of $27 million, net of income tax, was due primarily to gains on credit spread-sensitive options which are embedded derivatives within certain equity securities.

Also contributing to the increase in income from continuing operations was a decrease of $6 million, net of income tax, in other expenses resulting from decreases in information technology infrastructure charges and other operational efficiencies in a number of expense categories and a decrease of $1 million, net of income tax, in policyholder dividends.

These increases in income from continuing operations were offset by a decrease in premiums of $15 million, net of income tax, which was comprised of a decrease of $13 million, net of income tax, related to decreased exposures, a decrease of $2 million, net of income tax, related to a reduction in average earned premium per policy and a decrease of $1 million, net of income tax, in premiums from various involuntary programs. Offsetting these decreases in premiums was an increase of $1 million, net of income tax, from a decrease in catastrophe reinsurance costs.

Also decreasing income from continuing operations was a decline in net investment income of $7 million, net of income tax, which was primarily due to a smaller asset base and a decrease of $1 million, net of income tax, in other revenues.

The increase in policyholder benefits and claims of $1 million, net of income tax, was comprised primarily of an increase of $8 million, net of income tax, from higher non-catastrophe claim frequencies, primarily in the homeowners line of business, an increase of $6 million, net of income tax, from less favorable development of non-catastrophe losses and adjusting expenses and an increase of $5 million, net of income tax, in catastrophe losses primarily from wind and hail events in the southern and southeastern states. Offsetting these increases were a decrease of $8 million, net of income tax, in losses due to lower severities, primarily in the auto line of business, an $8 million, net of income tax, decrease related to earned exposures and a $2 million, net of income tax, decrease in unallocated loss adjustment expenses primarily from a decrease in the unallocated loss adjusting expense reserve factor.

Income taxes unfavorably impacted income from continuing operations by $2 million due to the favorable resolution of a prior year audit in 2008 and by an additional $3 million due to a reduction in tax advantaged investment income.

Revenues

Total revenues, excluding net investment gains (losses), decreased $36 million, or 4%, to $771 million for the three months ended March 31, 2009 from $807 million for the comparable 2008 period.

Premiums decreased $23 million due to a decrease of $21 million related to a decrease in exposures, a decrease of $3 million related to a reduction in average earned premium per policy and a decrease of $1 million in premiums primarily from various involuntary programs. These decreases in premiums were offset by a decrease of $2 million in catastrophe reinsurance costs.

Net investment income decreased $11 million due primarily to a smaller asset base. Other revenues decreased $2 million primarily related to less income from COLI.

Expenses

Total expenses decreased $10 million, or 1%, to $672 million for the three months ended March 31, 2009 from $682 million for the comparable 2008 period.

Policyholder benefits and claims increased $2 million due to an increase of $12 million from higher non-catastrophe claim frequencies, primarily in the homeowners’ line of business, $9 million less of favorable development of non-catastrophe losses and adjusting expenses and an increase of $7 million in catastrophe losses primarily from wind and hail events in the southern and southeastern states. Offsetting these increases were a decrease of $12 million in losses due to lower severities, primarily in the auto line of business, a $12 million decrease related to earned exposures and a $2 million decrease in unallocated loss adjustment expenses primarily from a decrease in the unallocated loss adjusting expense reserve factor.

Other expenses decreased $10 million due to decreases in information technology infrastructure charges and other operational efficiencies in a number of expense categories partially offset by an increase in pension and postretirement benefit costs. Policyholder dividends decreased $2 million due primarily to unfavorable loss experience on participating policies.

Underwriting results, including catastrophes, were unfavorable for the three months ended March 31, 2009 as compared to the 2008 period, as the combined ratio, including catastrophes, increased to 92.4% from 90.8% for the three months ended March 31, 2008. Underwriting results, excluding catastrophes, were unfavorable for the three months ended March 31, 2009, as the combined ratio, excluding catastrophes, increased to 88.1% from 87.6% for the three months ended March 31, 2008.

Corporate & Other

Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest at rates commensurate with related borrowings, as well as intersegment transactions. The operations of RGA are also reported in Corporate & Other as discontinued operations. Additionally, the Company’s asset management business, including amounts reported as discontinued operations, is included in the results of operations for Corporate & Other. See Note 17 of the Notes to the Interim Condensed Consolidated Financial Statements for disclosures regarding discontinued operations, including real estate.

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months
	Ended
	March 31,
	2009	2008
	(In millions)

Revenues
Premiums	$2	$6
Net investment income	49	257
Other revenues	267	12
Net investment gains (losses)	331	(19)

Total revenues	649	256

Expenses
Policyholder benefits and claims	(1)	10
Other expenses	579	354

Total expenses	578	364

Income (loss) from continuing operations before benefit for income tax	71	(108)
Provision for income tax expense (benefit)	14	(99)

Income (loss) from continuing operations	57	(9)
Income from discontinued operations, net of income tax	12	36

Net income (loss)	69	27
Less: Net income attributable to noncontrolling interests	1	16

Net income attributable to MetLife Inc.	68	11
Less: Preferred stock dividends	30	33

Net income (loss) available to MetLife Inc.’s common shareholders	$38	$(22)

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008 — Corporate & Other

Income from Continuing Operations

Income from continuing operations increased by $66 million to $57 million for the three months ended March 31, 2009 from a loss of $9 million for the comparable 2008 period.

Included in this increase in income from continuing operations is an increase in net investment gains of $227 million, net of income tax. The increase in net investment gains arises principally from the elimination of

$331 million, net of income tax, of net investment losses arising from the transfer of fixed maturity securities between segments. This was partially offset by increased losses of $104 million, net of income tax, primarily due to net investment losses on fixed maturity securities, equity securities, other limited partnerships, and mortgage loans, partially offset by increased gains on derivatives and foreign exchange gains. The increase in losses on fixed maturity and equity securities, exclusive of intersegment eliminations, of $465 million, net of income tax, is primarily attributable to an increase in impairments associated with financial services industry holdings, including impairments on perpetual hybrid securities, as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. Losses on fixed maturity securities were also driven by an increase in credit-related impairments on communication, utility, and consumer industries holdings, and asset-backed and mortgage-backed securities. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades, or difficult underlying operating environments for the entities concerned. The increase in losses attributable to mortgage loans of $3 million, net of income tax, is principally due to increases in the valuation allowances resulting from weakening of real estate market fundamentals. The increase in losses on real estate and real estate joint ventures as well as the increase in losses on other limited partnerships of $30 million, net of income tax, is principally due to higher impairments on cost method investments resulting from deterioration in value resulting from volatility in equity and credit markets and from weakening of real estate market fundamentals. The remainder of the change of $394 million, net of income tax, is principally attributable to a decrease in derivative losses driven by gains on foreign currency derivatives, including foreign currency swaps and forwards and gains on interest rate floors and swaps.

Excluding the impact of net investment gains (losses), income from continuing operations decreased by $161 million, compared to the comparable 2008 period.

The decrease in income from continuing operations excluding net investment gains (losses) was primarily attributable to higher corporate expenses, lower net investment income, acquisition-related costs and lower premiums of $172 million, $135 million, $9 million, and $3 million, respectively, each of which were net of income tax. This decrease was partially offset by higher other revenues, lower interest expense, lower legal costs, lower policyholder benefits and claims, lower interest on uncertain tax positions, and lower interest credited to bankholder deposits of $166 million, $17 million, $11 million, $7 million, $3 million and $1 million, respectively, each of which were net of income tax. Tax benefits decreased by $48 million over the comparable 2008 period due to the actual and the estimated tax rate allocated to the various segments, as well as the ratio of tax preference items to income before income tax on an annualized basis.

Revenues

Total revenues, excluding net investment gains (losses), increased by $43 million, or 16%, to $318 million for the three months ended March 31, 2009 from $275 million for the comparable 2008 period.

This increase was primarily due to an increase in other revenues of $255 million principally related to MetLife Bank loan origination and servicing fees of $255 million from acquisitions in 2008 and income from counterparties on collateral pledged in 2008 of $4 million, partially offset by a $4 million reduction in revenue on COLI policies. Net investment income, excluding MetLife Bank, decreased $246 million, mainly due to reduced yields on other limited partnership interests, real estate and real estate joint ventures, fixed maturity securities, and cash, cash equivalents, and short-term investments, partially offset by higher securities lending results. This decrease in yields was partially offset by a higher asset base related to the investment of proceeds from issuances of junior subordinated debt in April 2008 and the sale of common stock in October 2008 partially offset by repurchases of outstanding common stock throughout 2008 and the reduction of commercial paper outstanding. Net investment income on MetLife Bank increased by $38 million from a higher asset base and mortgage loan production primarily from acquisitions in 2008. Premiums decreased by $4 million as a result of an increase in indemnity reinsurance on certain run-off products. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $214 million, or 59%, to $578 million for the three months ended March 31, 2009 from $364 million for the comparable 2008 period.

Corporate expenses were higher by $264 million primarily due to higher MetLife Bank costs of $191 million for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher deferred compensation expenses of $22 million, and higher post employment related costs of $21 million in the current quarter associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative. Corporate expenses also increased as a result of higher corporate support expenses of $18 million, which included consultant fees, banking fees, rent, advertising, and information technology costs, and lease impairments of $12 million for Company use space that is currently vacant. Acquisition-related costs were $11 million in the current period. Interest expense was lower by $26 million due to rate reductions on variable rate collateral financing arrangements in 2008 and the reduction of commercial paper outstanding, partially offset by the issuance of junior subordinated debt in April 2008. Legal costs were lower by $19 million primarily due to prior year asbestos insurance costs of $10 million and a decrease of $10 million in the current quarter resulting from the resolution of certain matters, partially offset by an increase in other legal fees of $1 million. Policyholder benefits and claims were lower by $11 million primarily as a result of an increase in indemnity reinsurance on certain run-off products. Interest on uncertain tax positions was lower by $4 million as a result of a decrease in published IRS interest rates. Interest credited on bankholder deposits decreased by $1 million at MetLife Bank due to lower interest rates, partially offset by higher bankholder deposits. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Liquidity and Capital Resources

Overview

Since mid-September 2008, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. The U.S. Government, as well as governments in many foreign markets in which the Company operates, have responded to address market imbalances and taken meaningful steps intended to eventually restore market confidence. Continuing adverse financial market conditions could significantly affect the Company’s ability to meet liquidity needs and obtain capital. The following discussion supplements the discussion in the 2008 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, management believes that the Company has ample liquidity and capital resources to meet business requirements under current market conditions. Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. The Company’s short-term liquidity position (cash and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program and in connection with derivative instruments that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities) was $21.3 billion and $26.7 billion at March 31, 2009 and December 31, 2008, respectively. A somewhat higher than normal level of short-term liquidity is being maintained to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed. The Company intends to bring its short-term liquidity down gradually over time if and as suitable opportunities arise to reinvest these funds in appropriate assets in accordance with our asset/liability management (“ALM”) discipline. During the first quarter of 2009, the Company invested a portion of its short-term liquidity in higher quality, more liquid asset types, including government securities and agency residential mortgage-backed securities. Management anticipates that its decision to maintain a higher than normal level of short-term liquidity will adversely impact net investment income. During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. The dislocation in the credit markets has limited the access of financial institutions to long-term debt and hybrid capital. While, in general, yields on benchmark U.S. Treasury securities have been historically low during the current extraordinary market conditions, related spreads on debt instruments, in general, and those of financial institutions, specifically, have been as high as they have been in MetLife’s history as a public company.

Liquidity Needs of the Business.  The liquidity needs of the insurance business did not change materially from the discussion included in the 2008 Annual Report. With respect to the Company’s insurance businesses, Individual and Institutional segments tend to behave differently under these extraordinary market conditions. In the Company’s Individual segment, which includes individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis. For both fixed and variable annuities, net flows were positive and lapse rates declined.

Within the Institutional segment, the retirement & savings business consists of general account values of $95.7 billion at March 31, 2009. Approximately $93.6 billion of that amount is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as global GICs (“GGICs”) that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management expectations. During the three months ended March 31, 2009, policyholder account balances in the Institutional segment declined by $5.0 billion, related to a decrease of $5.3 billion in the retirement & savings business that resulted from market conditions that were adverse to issuing new GGICs to replace maturities or renewing maturing funding agreements, as well as a decrease in the outstanding amount of the funding agreement-backed commercial paper program at quarter end.

With regard to Institutional’s retirement & savings liabilities where customers have limited liquidity rights, at March 31, 2009, there were $2.1 billion of funding agreements that could be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 90 days, and that applies to only $0.8 billion of these liabilities. The remainder of the notice periods are between 6 and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, less than $1 billion of the retirement & savings liabilities were subject to such triggers. In addition, such early termination payments are subject to 90 day prior notice. Management controls the liquidity exposure that can arise from these various product features.

During the three months ended March 31, 2009, the Company renewed maturing funding agreements with the FHLB of New York, replacing shorter term maturities with new agreements for maturities ranging from 2 to 5 years. See “— The Company — Liquidity and Capital Sources — Global Funding Sources” for additional detail on the funding agreements issued to the FHLB of New York and the Federal Home Loan Bank of Boston (“FHLB of Boston”).

At March 31, 2008, the Company held $3,970 million residential loans held for sale, compared with $2,012 million as at December 31, 2008, an increase of $1,958 million. As a result of acquisitions completed by MetLife Bank in 2008 and a significant increase in refinancing activity driven by lower interest rates, MetLife Bank has an increased liquidity need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as Fannie Mae or Freddie Mac. To meet the increased funding requirement as well as to increase overall liquidity, MetLife Bank has taken increased advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of New York. MetLife Bank’s outstanding borrowings from the Federal Reserve Bank of New York’s Discount Window and Term Auction Facility increased to $2.5 billion at March 31, 2009 from $950 million at December 31, 2008, and its liability under outstanding repurchase agreements with the FHLB of New York increased to $3.8 billion at March 31, 2009 from $1.8 billion at December 31, 2008.

During the three months ended March 31, 2009, the Company used $1.0 billion of net cash in operating activities, compared to net cash provided by operating activities of $3.5 billion during the three months ended March 31, 2008. For the three months ended March 31, 2009, cash flows from operations include the impact of the Company entering the mortgage origination and servicing business in the latter part of 2008, resulting in a reduction of operating cash flows of $2.2 billion as a result of growth within the quarter in net residential loans held for sale and mortgage servicing rights compared with no impact for the three months ended March 31, 2008. Excluding the impact from the mortgage origination and servicing business, the Company’s net cash provided by operating activities was $1.2 billion for the three months ended March 31, 2009. See “— The Company — Liquidity and Capital Uses — Consolidated Cash Flows” for additional information.

Securities Lending.  Under the Company’s securities lending program, blocks of securities, which are included in fixed maturity and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. The Company was liable for cash collateral under its control of $20.0 billion and $23.3 billion at March 31, 2009 and December 31, 2008, respectively. Based upon present market conditions, management anticipates the securities lending programs will be maintained in the $18 billion to $25 billion range. For further detail on the securities lending program and the related liquidity needs, see “— Investments — Securities Lending.”

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

During the three months ended March 31, 2009, a period of market disruption, internal asset transfers were utilized extensively to preserve economic value for MetLife by transferring assets across business segments instead of selling them to external parties at depressed market prices. Securities with an estimated fair value of $3.7 billion were transferred across business segments in the three months ended March 31, 2009 generating $509 million in net investment losses, principally within Individual and Institutional, with the offset in Corporate & Other’s net investment gains (losses). Transfers of securities out of the securities lending portfolio to other investment portfolios in exchange for cash and short-term investments represented the majority of the internal asset transfers during this period.

Collateral.  As described under “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral” certain of the Company’s assets are on deposit, held-in-trust or assigned as collateral. The Company does not operate a financial guarantee or financial products business with exposures in derivative products that could give rise to extremely large collateral calls. The Company is a net receiver of collateral from counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would impact the Company’s derivative collateral requirements by approximately $100 million at March 31, 2009. As a result, the Company does not have significant exposure to any credit ratings dependent liquidity factors resulting from current derivative positions. As discussed under “— The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements,” the Company has been and may be required from time to time to provide collateral in connection with collateral financing arrangements related to reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Holding Company.  The Holding Company relies principally on dividends from its subsidiaries to meet its cash requirements. The ability of the Holding Company’s insurance subsidiaries to pay dividends is subject to regulatory restrictions, as described under “— The Holding Company — Liquidity and Capital Sources.” None of the Holding Company’s debt is due before 2011, so there is no near-term refinancing risk. In addition to its fixed obligations, the Holding Company has pledged and may be required to pledge further collateral under collateral support agreements if the estimated fair value of the related derivatives and/or collateral financing arrangements declines. The Holding Company holds significant liquid assets of $3.8 billion at March 31, 2009, compared to $2.7 billion at December 31, 2008. At March 31, 2009, the Holding Company had pledged $1.3 billion of liquid assets under collateral support agreements, compared to $820 million at December 31, 2008.

During the three months ended March 31, 2009, the Holding Company did not make any payments under the collateral financing agreement with an unaffiliated financial institution that was entered into in connection with the reinsurance of a portion of the Company’s closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”). However, in April 2009, the Holding Company made a payment of $400 million to the unaffiliated financial institution related to a decline in the estimated fair value of the surplus notes issued by MRC, as discussed under “— The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements.” In

connection with the payment, the unaffiliated financial institution returned a like amount of collateral that the Holding Company had previously pledged under the collateral financing arrangement. During the three months ended March 31, 2009, the Holding Company paid $360 million to an unaffiliated financial institution pursuant to a collateral financing arrangement providing statutory reserve support for MetLife Reinsurance Company of South Carolina (“MRSC”) associated with its intercompany reinsurance obligations relating to reinsurance of universal life secondary guarantees. All of the $360 million was deposited into a trust securing MRSC’s obligations to the ceding companies.

On March 2, 2009, the Company completed the sale of Cova the parent company of Texas Life, for a purchase price of $134 million, excluding $1 million of transaction costs. The proceeds of the transaction were paid to the Holding Company.

On February 17, 2009, in connection with the successful remarketing of the $1,035 million Series B portion of the junior subordinated debentures constituting part of the common equity units issued in June 2005, the Holding Company received proceeds of $1,035 million from the settlement of the related stock purchase contracts and delivered 24,343,154 shares of its newly issued common stock. On March 26, 2009, the Holding Company issued $397 million aggregate principal amount of floating-rate senior notes due June 2012 under the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“FDIC Program”). See “— The Holding Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings.”

Capital.  Although the Company has been able to raise new capital during the difficult market conditions prevailing since the second half of 2008, the increase in credit spreads experienced since the second half of 2008 has resulted in an increase in the cost of new debt capital, as reflected in the Company’s remarketing of the Series B portion of the junior subordinated debentures constituting part of the common equity units discussed under “— The Company — Liquidity and Capital Sources.” MetLife has no current plans to raise additional capital. As a result of reductions in interest rates, the Company’s interest expense and dividends on floating rate securities has been lower; however, the increase in the Company’s credit spreads since the second half of 2008 has caused the Company’s letter of credit fees to increase.

The Company manages its capital structure to maintain a level of capital needed for “AA” financial strength ratings. However, management believes that the rating agencies have recently heightened the level of scrutiny that they apply to insurance companies and are considering several other factors, in addition to the level of capital, in assigning financial strength ratings. In the current environment, holding capital at levels that have been historically associated with a particular financial strength rating is one factor in the maintenance of that rating. The rating agencies may also adjust upward the capital and other requirements employed in their models for maintenance of certain ratings levels.

The Company

Capital

Capital and liquidity represent the financial strength of the Company and reflect its ability to generate strong cash flows at the operating companies, borrow funds at competitive rates and raise additional capital to meet operating and growth needs.

Statutory Capital and Dividends.  Our insurance subsidiaries have statutory surplus well above levels to meet current regulatory requirements.

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

Rating Agencies.  The rating agencies assign insurer financial strength ratings to the Company’s domestic life subsidiaries and credit ratings to MetLife, Inc. and certain of its subsidiaries. The level and composition of our regulatory capital at the subsidiary level and equity capital of the Company are among the many factors considered in determining the Company’s insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology and assessments are generally based on a combination of factors. In the current environment, holding capital at levels that have been historically associated with a particular financial strength rating is one factor in the maintenance of that rating. Management believes that the rating agencies have recently heightened the level of scrutiny that they apply to insurance companies, and that they may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

The Company’s financial strength ratings for its domestic life insurance companies are “AA−/Aa2/AA/A+” for S&P, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”), and A.M. Best Company (“A.M. Best”), respectively. The Company’s long-term senior debt credit ratings are “A−/A2/A/a−” for S&P, Moody’s, Fitch, and A.M. Best, respectively. The Company’s ratings outlooks are “Negative/Negative/Negative/Stable” for S&P, Moody’s, Fitch, and A.M. Best, respectively. During the first quarter of 2009, S&P, Moody’s, Fitch and A.M. Best each revised their outlook or downgraded the ratings of MetLife, Inc. and certain of its subsidiaries, or in some cases did both, as described in the 2008 Annual Report under the caption “Business — Company Ratings.”

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

In extreme circumstances, all general account assets — other than those which may have been pledged to a specific purpose — within a statutory legal entity are available to fund obligations of the general account within that legal entity. A disruption in the financial markets could limit the Holding Company’s access to or cost of liquidity. See “— Overview.”

Liquidity and Capital Sources

Cash Flows from Operations.  The Company’s principal cash inflows from its insurance activities come from insurance premiums, annuity considerations and deposit funds. A primary liquidity concern with respect to these cash inflows is the risk of early contractholder and policyholder withdrawal. See “— Overview” and “— Liquidity and Capital Uses — Contractual Obligations.”

Cash Flows from Investments.  The Company’s principal cash inflows from its investment activities come from repayments of principal, proceeds from maturities and sales of invested assets and net investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market volatilities. The Company closely monitors and manages these risks through its credit risk management process. Since the latter half of 2008, the Company has held a higher short-term liquidity position in response to the extraordinary market conditions. The Company’s short-term liquidity position, defined as cash, cash equivalents and short-term investments excluding both cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and collateral received from counterparties in connection with derivative instruments, was $21.3 billion and $26.7 billion at March 31, 2009 and December 31, 2008, respectively. See “— Investments — Current Environment.”

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At March 31, 2009 and December 31, 2008, the Company had $140.1 billion and $141.7 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. See “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.”

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including repurchase agreements and commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, capital securities and stockholders’ equity. The diversity of the Company’s funding sources, including funding that may be available through certain economic stabilization programs established by various government institutions, enhances flexibility, limits dependence on any one source of funds and generally lowers the cost of funds. See “— Overview.”

During the turbulent market conditions that began in 2008 and continued through the first quarter of 2009, the Company has had available to it various means of short- and long-term financing, including certain economic stabilization programs established by various government institutions.

•	MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs. Depending on market conditions, we may issue shorter maturities than we would otherwise like. The commercial paper markets have effectively closed to certain issuers, depending upon their ratings.

•	The Federal Reserve Bank of New York’s Commercial Paper Funding Facility (“CPFF”) is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by MLIC and MetLife Insurance Company of Connecticut (“MICC”), was accepted in October 2008 for the CPFF and may issue a maximum amount of $3.8 billion under the CPFF. At March 31, 2009 MetLife Short Term Funding LLC had nothing drawn down under its CPFF capacity, compared to $1,650 million at December 31, 2008. MetLife Funding, Inc. was accepted in November 2008 for the CPFF and may issue a maximum amount of $1 billion under the CPFF. No drawdown by MetLife Funding, Inc. has taken place under this facility as of the date hereof.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. In order to utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At March 31, 2009 and

December 31, 2008, MetLife Bank’s liability for advances from the Federal Reserve Bank of New York under these facilities was $2.5 billion and $950 million, respectively, which is included in short-term debt. The Company did not participate in these programs during the three months ended March 31, 2008. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

•	As a member of the FHLB of New York, MetLife Bank has entered into repurchase agreements with FHLB of New York on a short- and long-term bases, with a total liability for repurchase agreements with the FHLB of New York of $3.8 billion at March 31, 2009. Management expects MetLife Bank to take further advantage of funding from the Federal Reserve Bank of New York and the FHLB of New York in the future. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

•	MetLife, Inc. and MetLife Bank have elected to continue to participate in the debt guarantee component of the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (the “FDIC Program”). On March 26, 2009, MetLife, Inc. issued $397 million aggregate principal amount of floating-rate senior notes due June 2012 under the FDIC Program, representing all MetLife, Inc.’s capacity under the FDIC Program. MetLife Bank may issue up to $178 million of guaranteed debt under the FDIC Program. Unless extended, the FDIC Program will not apply to debt issued after October 31, 2009.

•	In addition, the Company had obligations under funding agreements with the FHLB of NY of $15.1 billion and $15.2 billion at March 31, 2009 and December 31, 2008, respectively, for Metropolitan Life Insurance Company and with the FHLB of Boston of $326 million and $526 million at March 31, 2009 and December 31, 2008, respectively, for MetLife Insurance Company of Connecticut. The FHLB of Boston had also advanced $300 million to MetLife Insurance Company of Connecticut at March 31, 2009, which is included in short-term debt. In the current market environment, the Federal Home Loan Bank system has demonstrated its commitment to provide funding to its members especially through these stressful market conditions. Management expects the renewal of these funding resources. During the three months ended March 31, 2009, the Company renewed maturing funding agreements with the FHLB-NY, replacing shorter term maturities with new agreements for maturities ranging from 2 to 5 years. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.

At March 31, 2009 and December 31, 2008, the Company had outstanding $5.9 billion and $2.7 billion in short-term debt, respectively, and $11 billion and $9.7 billion in long-term debt, respectively. At March 31, 2009 and December 31, 2008, the Company had outstanding $5.2 billion and $5.2 billion in collateral financing arrangements, respectively, and $2.7 billion and $3.8 billion in junior subordinated debt, respectively. Short- and long-term debt include the above-mentioned MetLife Bank funding from the Federal Reserve Bank of New York and the FHLB of NY as well as the above-mentioned advances from the FHLB of Boston.

Debt Issuances and Other Borrowings.  In March 2009, the Holding Company issued $397 million aggregate principal amount of floating rate senior notes due June 2012 under the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program. Under the terms of the FDIC program, the FDIC will guarantee the payment of interest and principal of the debt through maturity. The notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. In connection with the offering, the Holding Company incurred approximately $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

On February 17, 2009, the Holding Company closed the successful remarketing of the $1,035 million Series B portion of the junior subordinated debentures constituting part of its common equity units issued in June 2005. The common equity units consisted of a debt security and a stock purchase contract under which the holders of the units would be required to purchase common stock. The remarketing of the Series A portion of the junior subordinated debentures and the associated stock purchase contract settlement occurred in August 2008. In the February 2009 remarketing, the Series B junior subordinated debentures were modified as permitted by their terms to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the stock purchase contracts. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contracts, the terms of the debt they received are the same as the terms of the remarketed debt. The subsequent settlement of the stock purchase contracts provided proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts on February 17, 2009.

See also the collateral financing arrangements discussed in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and under “— The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.2 billion at March 31, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at March 31, 2009, $2.9 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these credit facilities were $16 million and $2 million for the three months ended March 31, 2009 and 2008, respectively. Information on these credit facilities at March 31, 2009 is as follows:

				Letter of
				Credit		Unused
Borrower(s)	Expiration		Capacity	Issuances	Drawdowns	Commitments
			(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012	(1)	$2,850	$1,462	$—	$1,388
MetLife Bank, N.A	July 2009		300	—	200	100

Total			$3,150	$1,462	$200	$1,488

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

Committed Facilities.  The Company maintains committed facilities aggregating $11.5 billion at March 31, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities are used for collateral for certain of the Company’s reinsurance liabilities. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these committed facilities were $11 million and $3 million for the three months ended March 31, 2009 and 2008, respectively. Information on committed facilities at March 31, 2009 is as follows:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2009	$500	$500	$—	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	500	490	—	10	7
Exeter Reassurance Company Ltd.	December 2027 (2)	650	410	—	240	18
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,742	758	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	1,390	—	1,506	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2)	3,500	1,500	—	2,000	29

Total		$11,546	$4,290	$2,742	$4,514

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At March 31, 2009, the Company had outstanding $5.8 billion in letters of credit from various financial institutions of which $4.3 billion and $1.5 billion, were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it is in compliance with all covenants at March 31, 2009.

Liquidity and Capital Uses

Debt Repayments.  During the three months ended March 31, 2009 and 2008, MetLife Bank made repayments of $100 million and $56 million, respectively, to the FHLB of NY related to long-term borrowings. During the three months ended March 31, 2009, MetLife Bank made repayments of $6.1 billion to the FHLB of NY and $2.6 billion to the Federal Reserve Bank of New York related to short-term borrowings. See “— Liquidity and Capital Sources — Debt Issuances and Other Borrowings” for further information.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, property and casualty, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. See “— Contractual Obligations.”

Investment and Other.  Additional cash outflows include those related to obligations of securities lending activities, investments in real estate, limited partnerships and joint ventures, as well as litigation-related liabilities.

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company was liable for cash collateral under its control of $20.0 billion and $23.3 billion at March 31, 2009 and December 31, 2008, respectively. During the unprecedented market disruption since mid-September 2008, the demand for securities loans from the Company’s counterparties has decreased. The volume of securities lending has decreased in line with reduced demand from counterparties and reduced trading capacity of certain segments of the fixed income securities market. See “— Overview” and “— Investments — Securities Lending” for further information.

Contractual Obligations.  The following table summarizes the Company’s major contractual obligations at March 31, 2009:

					More Than
				More Than	Three Years
				One Year and	and Less
			Less Than	Less Than	Than Five	More Than
Contractual Obligations		Total	One Year	Three Years	Years	Five Years
		(In millions)

Future policy benefits	(1)	$296,503	$6,317	$10,917	$11,389	$267,880
Policyholder account balances	(2)	199,938	40,782	28,052	19,373	111,731
Other policyholder liabilities	(3)	7,626	6,065	106	146	1,309
Short-term debt	(4)	5,878	5,878	—	—	—
Long-term debt	(4)	18,741	1,157	2,314	2,640	12,630
Collateral financing arrangements	(4)	7,809	104	207	207	7,291
Junior subordinated debt securities	(4)	8,513	205	409	409	7,490
Payables for collateral under securities loaned and other transactions	(5)	24,341	24,341	—	—	—
Commitments to lend funds	(6)	7,310	7,238	43	9	20
Operating leases	(7)	2,098	285	447	307	1,059
Other	(8)	11,144	10,808	6	2	328

Total		$589,901	$103,180	$42,501	$34,482	$409,738

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts. Included within future policyholder benefits are contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event such as death as well as those where the timing of a portion of the payments has been determined by the contract. Also included are contracts where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or where the occurrence of the payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience as well as its expectation of future payment patterns.

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $399 million have been excluded from amounts presented in the table above.

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

The sum of the estimated cash flows shown for all years in the table of $296.5 billion exceeds the liability amount of $131.6 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

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

Actual cash payments to policyholders may differ significantly from the liabilities as presented in the consolidated balance sheet and the estimated cash payments as presented in the table above due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments. See “— Asset/Liability Management.”

(2)	Policyholder account balances include liabilities related to conventional guaranteed interest contracts, guaranteed interest contracts associated with formal offering programs, funding agreements, individual and group annuities, total control accounts, bank deposits, individual and group universal life, variable universal life and company-owned life insurance.

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

Excess interest reserves representing purchase accounting adjustments of $446 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $199.9 billion exceeds the liability amount of $148.6 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See the comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances. See also “— Overview.”

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

c. The nature of the policyholder dividend obligation is described in Note 9 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, management has reflected the obligation at the amount of the liability, if any, presented in the consolidated balance sheet in the more than five years category. This was done to reflect the long-duration of the liability and the uncertainty of the ultimate cash payment.

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

Short-term debt consists of borrowings with original maturities of less than one year carrying fixed interest rates. The contractual obligation for short-term debt presented in the table above represents the amounts due upon maturity plus the related interest for the period from April 1, 2009 through maturity.

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at March 31, 2009 and, as such, does not consider the impact of future rate movements. Long-term debt also includes payments under capital lease obligations of $8 million, $4 million, $1 million and $28 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at March 31, 2009 and, as such, does not consider the impact of future rate movements. Pursuant to these collateral financing arrangements, the Holding Company may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See “— Holding Company — Global Funding Sources.”

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

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $784 million at March 31, 2009.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See “— Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations of $11 million not included elsewhere in the table above. Other liabilities presented in the table above are principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $3.5 billion due primarily to the exclusion of items such as legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $150 million to be made by the Company to the pension plan in 2009 and the discretionary contributions of $91 million, based on the current year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2009. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are unrecognized tax benefits and accrued interest of $762 million and $174 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

See also “— Off-Balance Sheet Arrangements.”

Separate account liabilities are excluded from the table above. Generally, the separate account owner, rather than the Company, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to the claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are fully offset by corresponding amounts credited to contractholders whose liability is reflected with the separate account liabilities. Separate account liabilities are fully funded by cash flows from the separate account assets and are set equal to the estimated fair value of separate account assets as prescribed by SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position at March 31, 2009.

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

Support Agreements.  The Holding Company and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of the Holding Company and a corporation in which the Holding Company owns 50% of the equity. Under these arrangements, each Obligor, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity’s insurance liabilities. Management anticipates that in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands. See “— The Holding Company — Liquidity and Capital Uses — Support Agreements.”

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

Fair Value.  The estimated fair value of the Company’s fixed maturity securities, equity securities, trading securities, short-term investments, derivatives, and embedded derivatives along with their fair value hierarchy, are described and disclosed in Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements and “— Investments.”

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

See also “Quantitative and Qualitative Disclosures About Market Risk.”

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

Consolidated Cash Flows.  Net cash used in operating activities was $1.0 billion for the three months ended March 31, 2009 as compared to net cash provided by operating activities of $3.5 billion for the three months ended March 31, 2008. Accordingly, net cash provided by operating activities decreased by $4.5 billion for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Cash flows from operations represent net income earned adjusted for non-cash charges and changes in operating assets and liabilities. For the three months ended March 31, 2009, cash flows from operations includes the impact of the Company entering the mortgage origination and servicing business in the latter part of 2008, resulting in a reduction of operating cash flows of $2.2 billion as a result of growth within the quarter in net residential loans held for sale and mortgage servicing rights compared with no impact for the three months ended March 31, 2008. Excluding the impact from the mortgage origination and servicing business, the Company’s net cash provided by operating activities was $1.2 billion for the three months ended March 31, 2009. The net cash generated from operating activities is used to meet the Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations are affected by the timing of receipt of premiums and other revenues as well as the payment of the Company’s insurance liabilities.

Net cash used in financing activities was $2.2 billion for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $4.7 billion for the three months ended March 31, 2008. Accordingly, net cash provided by financing activities decreased by $6.9 billion for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The Company reduced securities lending activities in line with market conditions, which resulted in a decrease of $3.3 billion in the cash collateral received in connection with the securities lending program for the three months ended March 31, 2009, compared to a $1.8 billion increase for the three months ended March 31, 2008. The Company also experienced a $3.4 billion decrease in cash collateral received under derivatives transactions for the three months ended March 31, 2009 compared to an increase of $0.7 billion for the three months ended March 31, 2008. The cash collateral received under derivatives transactions is invested in cash, cash equivalents and other short-term investments, which contributed in part to the decrease in the liquid assets. Primarily as a result of unfavorable market conditions for the issuance of funding agreements and funding agreement-backed notes (Global GIC) contracts, net cash flows from policyholder account balances were relatively flat for the three months ended March 31, 2009 compared to a net increase in cash flows of $3.3 billion during the three months ended March 31, 2008. Partially offsetting these decreases, short-term debt increased by $3.2 billion during the three months ended March 31, 2009 with no comparable change in the three months ended March 31, 2008. The increase in short-term debt primarily reflected MetLife Bank’s borrowings from the FHLB of NY and the Federal Reserve Bank of New York to fund the increase in mortgage origination and servicing business mentioned above as well as an increase in cash, cash equivalents and other short-term investments as compared to the three months ended March 31, 2008. During the three months ended March 31, 2009, there was a net issuance of $0.4 billion of long-term debt compared to no net issuance in the comparable period of the prior year. Finally, in order to strengthen its capital base, during the three months ended March 31, 2009, the Company did not repurchase any of its common stock under its common stock repurchase programs as compared to the Company repurchasing $1.3 billion of its common stock in the comparable period of the prior year. In addition, the Company issued $1.0 billion of common stock compared with no issuance during the three months ended March 31, 2008.

Net cash used in investing activities was $1.6 billion and $7.7 billion for the three months ended March 31, 2009 and 2008, respectively. Accordingly, net cash used in investing activities decreased by $6.1 billion for the three months ended March 31, 2009 as compared to three months ended March 31, 2008, primarily as a result of the net decrease in cash flows from operating activities and financing activities in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The net decrease in cash used in investing activities in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was reflected across most all investment categories.

The Holding Company

Capital

Restrictions and Limitations on Bank Holding Companies and Financial Holding Companies — Capital.  The Holding Company and its insured depository institution subsidiary, MetLife Bank, are subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and financial holding companies. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. At their most recently filed reports with the federal banking regulatory agencies, MetLife, Inc. and MetLife Bank met the minimum capital standards as per federal banking regulatory agencies with all of MetLife Bank’s risk-based and leverage capital ratios meeting the federal banking regulatory agencies’ “well capitalized” standards and all of MetLife, Inc.’s risk-based and leverage capital ratios meeting the “adequately capitalized” standards.

Liquidity

Liquidity and capital are managed to preserve stable, reliable and cost-effective sources of cash to meet all current and future financial obligations and are provided by a variety of sources, including a portfolio of liquid assets, a diversified mix of short- and long-term funding sources from the wholesale financial markets and the ability to borrow through committed credit facilities. The Holding Company is an active participant in the global financial markets through which it obtains a significant amount of funding. These markets, which serve as cost-effective sources of funds, are critical components of the Holding Company’s liquidity and capital management. Decisions to access these markets are based upon relative costs, prospective views of balance sheet growth and a targeted liquidity profile and capital structure. A disruption in the financial markets could limit the Holding Company’s access to liquidity. See “— Overview.”

The Holding Company’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current high credit ratings from the major credit rating agencies. Management views its capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and its liquidity monitoring procedures as critical to retaining high credit ratings. See “— The Company — Capital — Rating Agencies.”

Liquidity is monitored through the use of internal liquidity risk metrics, including the composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, access to the financial markets for capital and debt transactions and exposure to contingent draws on the Holding Company’s liquidity.

Liquidity and Capital Sources

Dividends.  The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is generally based on the surplus to policyholders at the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment reserves, reserve calculation assumptions, goodwill and surplus notes. Management of the Holding Company cannot provide assurances that the Holding Company’s insurance subsidiaries will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable insurance departments will not disapprove any dividends that such insurance subsidiaries must submit for approval.

The table below sets forth the dividends permitted to be paid by the respective insurance subsidiary without insurance regulatory approval:

2009
Permitted w/o
Company	Approval (1)
(In millions)

Metropolitan Life Insurance Company	$552
MetLife Insurance Company of Connecticut	$714
Metropolitan Tower Life Insurance Company	$88
Metropolitan Property and Casualty Insurance Company	$9

(1)	Reflects dividend amounts that may be paid during 2009 without prior regulatory approval. However, if paid before a specified date during 2009, some or all of such dividends may require regulatory approval.

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities. At March 31, 2009 and December 31, 2008, the Holding Company had $3.8 billion and $2.7 billion in liquid assets, respectively. In addition to its other fixed obligations, the Holding Company has and may be required to pledge further collateral under collateral support agreements if the estimated fair value of the related derivatives and/or collateral financing arrangements declines. At March 31, 2009, the Holding Company had pledged $1.3 billion of liquid assets under collateral support agreements as described in “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.” At December 31, 2008, the Holding Company had pledged $0.8 billion of liquid assets under collateral support agreements.

Global Funding Sources.  Liquidity is also provided by a variety of short-term instruments, including commercial paper. Capital is provided by a variety of instruments, including medium- and long-term debt, junior subordinated debt securities, collateral financing arrangements, capital securities and stockholders’ equity. The diversity of the Holding Company’s funding sources enhances funding flexibility and limits dependence on any one source of funds and generally lowers the cost of funds. Other sources of the Holding Company’s liquidity include programs for short-and long-term borrowing, as needed.

During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. The dislocation in the credit markets has limited the access of financial institutions to long-term debt and hybrid capital. While, in general, yields on benchmark U.S. Treasury securities are historically low, related spreads on debt instruments, in general, and those of financial institutions, specifically, are as high as they have been in our history as a public company.

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

At March 31, 2009 and December 31, 2008, the Holding Company had $0 and $300 million in short-term debt outstanding, respectively. At March 31, 2009 and December 31, 2008, the Holding Company had $9.1 billion and $7.7 billion of unaffiliated long-term debt outstanding, respectively. At both March 31, 2009 and December 31, 2008, the Holding Company had $500 million of affiliated long-term debt outstanding. At March 31, 2009 and December 31, 2008, the Holding Company had $1.2 billion and $2.3 billion of junior subordinated debt securities outstanding, respectively. At both March 31, 2009 and December 31, 2008, the Holding Company had $2.7 billion in collateral financing arrangements outstanding.

The Holding Company has no current plans to raise additional capital.

Debt Issuances and Other Borrowings.  In March 2009, the Holding Company issued $397 million aggregate principal amount of floating rate senior notes due June 2012 under the FDIC’s Temporary Liquidity Guarantee Program. Under the terms of the FDIC program, the FDIC will guarantee the payment of interest and principal of the debt through maturity. The notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. In connection with the offering, the Holding Company incurred approximately $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the term of the notes.

On February 17, 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debentures constituting part of its common equity units issued in June 2005. The common equity units consisted of a debt security and a stock purchase contract under which the holders of the units would be required to purchase common stock. The remarketing of the Series A portion of the junior subordinated debentures and the associated stock purchase contract settlement occurred in August 2008. In the February 2009 remarketing, the Series B junior subordinated debentures were modified as permitted by their terms to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debentures remarketed and used the remarketing proceeds to settle their payment obligations under the stock purchase contracts. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contracts, the terms of the debt they received are the same as the terms of the remarketed debt. The subsequent settlement of the stock purchase contracts provided proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts on February 17, 2009.

Collateral Financing Arrangements.  As described more fully in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements:

•	In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, entered into an agreement with an unaffiliated financial institution that referenced $2.5 billion of surplus notes issued by MRC. Under the agreement, the Holding Company is entitled to the interest paid by MRC on the surplus notes of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below.

Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus notes. Such payments would reduce the amount of interest payments due from the Holding Company under the agreement. As of December 31, 2008, the Company had paid $800 million to the unaffiliated financial institution related to the decline in the estimated fair value of the surplus notes. During the three months ended March 31, 2009, the Holding Company made no payments to the unaffiliated financial institution related to declines in the estimated fair value of the surplus notes. In April 2009, the Holding Company paid $400 million to the unaffiliated financial institution related to a decline in the estimated fair value of the surplus notes. In addition, the Holding Company had pledged collateral with an estimated fair value of $555 million and $230 million to the unaffiliated financial institution at March 31, 2009 and December 31, 2008, respectively. In connection with the $400 million payment in April 2009, the collateral pledged to the unaffiliated financial institution in connection with the collateral financing agreement was reduced by $400 million. The Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

•	In May 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRSC’s reinsurance of universal life secondary guarantees, entered into an agreement with an unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by a trust established in connection with this collateral financing arrangement in exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The collateral financing agreement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the estimated fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. For the three months ended March 31, 2009, the Holding Company paid $360 million to the unaffiliated financial institution as a result of the decline in the estimated fair value of the assets in the trust. Cumulatively, the Holding Company has contributed $680 million as a result of declines in the estimated fair value of the assets in the trust, all of which was deposited into the trust.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At both March 31, 2009 and December 31, 2008, the Holding Company had pledged $86 million under the agreement.

Credit Facilities.  The Holding Company and MetLife Funding entered into a $2,850 million credit agreement with various financial institutions, the proceeds of which are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. Total fees associated with these credit facilities were $16 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, $1.5 billion of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations. See “— The Company — Liquidity and Capital Sources — Credit Facilities.”

Committed Facilities.  The Holding Company maintains committed facilities aggregating $11.5 billion at March 31, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements’. The facilities are used for collateral for certain of the Company’s reinsurance liabilities. Management has no reason to believe that its lending counterparties are unable to fulfill their contractual obligations. See “— The Company — Liquidity and Capital Sources — Committed Facilities.”

Total fees associated with these committed facilities were $11 million and $3 million for the three months ended March 31, 2009 and 2008, respectively. Information on committed facilities at March 31, 2009 is as follows:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2009	$500	$500	$—	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (1)	500	490	—	10	7
Exeter Reassurance Company Ltd.	December 2027 (2)	650	410	—	240	18
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,742	758	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (2)	2,896	1,390	—	1,506	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (2)	3,500	1,500	—	2,000	29

Total		$11,546	$4,290	$2,742	$4,514

(1)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(2)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At March 31, 2009, the Holding Company had outstanding $2.0 billion in letters of credit from various financial institutions, of which $500 million and $1.5 billion were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it is in compliance with all covenants at March 31, 2009.

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.50% Non-Cumulative Preferred Stock, Series B is as follows for the three months ended March 31, 2009 and 2008:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	$6	$0.4062500	$24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	$9	$0.4062500	$24

Affiliated Capital Transactions.  During the three months ended March 31, 2009 and 2008, the Holding Company invested an aggregate of $585 million and $430 million, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	March 31, 2009	December 31, 2008
			(In millions)

Metropolitan Life Insurance Company	3-month LIBOR + 1.15%	December 31, 2009	$700	$700
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,200	$1,200

Share Repurchases.  At March 31, 2009, the Company had $1,261 million remaining on the April 2008 and January 2008 common stock repurchase authorizations. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

Support Agreements.  The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries and a corporation in which it owns 50% of the equity. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels and has guaranteed certain contractual obligations. See the 2008 Annual Report for a description of the Holding Company’s support arrangements.

Management anticipates that in the event that these arrangements place demands upon the Holding Company, there will be sufficient liquidity and capital to enable the Holding Company to meet anticipated demands.

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

Holding Company Cash Flows.  Net cash provided by operating activities was $334 million and $531 million for the three months ending March 31, 2009 and 2008, respectively. Accordingly, net cash provided by operating activities decreased by $197 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The net cash generated from operating activities is used to meet the Holding Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations represent net income earned adjusted for non-cash charges and changes in operating assets and liabilities. The 2008 and 2009 operating activities included net income and earnings from subsidiaries, and changes in current assets and liabilities.

Net cash provided by financing activities was $1.1 billion for the three months ended March 31, 2009 compared to $1.5 billion of net cash used for the three months ended March 31, 2008. Accordingly, net cash provided by financing activities increased by $2.6 billion for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. During the three months ended March 31, 2009, there was a net issuance of $0.4 billion of long-term debt compared to no net issuance in the comparable period of the prior year. Also, in order to strengthen its capital base, during the three months ended March 31, 2009, the Holding Company did not repurchase any of its common stock under its common stock repurchase programs as compared to the Holding Company repurchasing $1.3 billion of its common stock in the comparable period of the prior year. In addition, the Holding Company issued $1.0 billion of common stock compared with no issuance during the three months ended March 31, 2008. Partially offsetting these increases in cash flows in the current period, the Holding Company repaid $300 million of short-term debt during the three months ended March 31, 2009, compared with no repayments during the three months ended March 31, 2008. During the three months ended March 31, 2008, the Holding Company’s cash flows from financing activities decreased by $300 million as a result of a decline in securities lending activities. Financing activity results relate to the Holding Company’s debt and equity financing activities, as well as changes due to the needs and obligations arising from securities lending and collateral financing arrangements.

Net cash used in investing activities was $1.5 billion for the three months ended March 31, 2009 compared to $617 million of net cash provided by investing activities for the three months ended March 31, 2008. Accordingly, net cash provided by investing activities decreased by $2.1 billion for the three months ended March 31, 2009 compared to the prior period. Net purchases of fixed maturity securities in the first quarter of 2009 was above the first quarter of 2008 activity due to the investment of the net proceeds from the issuance of $1.0 billion in common stock in February 2009 and the issuance of $0.4 billion of long-term debt described above. Investing activity results relate to the Holding Company’s management of its capital and the capital of its subsidiaries, and any business development opportunities. The Holding Company received $134 million, from the sale of a subsidiary during the three months ended March 31, 2009 as compared to the use of $202 million related to acquisitions during the three months ended March 31, 2008. The Holding Company also made capital contributions of $570 million to subsidiaries (including $360 million paid pursuant to a collateral financing arrangement providing statutory reserve support for MRSC associated with its intercompany reinsurance obligations relating to reinsurance of universal life secondary guarantees, as described above under “— Collateral Financing Arrangements”) during the three months ended March 31, 2009, compared to $198 million (including $72 million paid pursuant to the collateral financing arrangement related to MRSC) during the three months ended March 31, 2008.

During the three months ended March 31, 2009, the Holding Company paid $30 million in dividends on its Series A and Series B preferred shares.

In April 2009, the Holding Company made a payment of $400 million to an unaffiliated financial institution related to a decline in the estimated fair value of a surplus note issued by MRC, pursuant to a collateral financing arrangement with an unaffiliated financial institution, as described under “— Collateral Financing Arrangements.”

Subsequent Event

In April 2009, the Holding Company paid $400 million to an unaffiliated financial institution related to a decline in the estimated fair value of the surplus notes issued by MRC in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities. As a result of this payment, the collateral pledged to the unaffiliated financial institution in connection with the collateral financing arrangement was reduced by $400 million.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $4.3 billion and $4.5 billion at March 31, 2009 and December 31, 2008, respectively. The

Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $7.3 billion and $8.0 billion at March 31, 2009 and December 31, 2008, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”), and their estimated fair value and notional amounts are included within interest rate forwards.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.2 billion and $2.7 billion at March 31, 2009 and December 31, 2008, respectively.

The purpose of the Company’s loan program is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $806 million and $971 million at March 31, 2009 and December 31, 2008, respectively.

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

During the three months ended March 31, 2009, the Company did not record additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $6 million at both March 31, 2009 and December 31, 2008.

Other Commitments

MetLife Insurance Company of Connecticut is a member of the Federal Home Loan Bank of Boston and holds $70 million of common stock of the FHLB of Boston at both March 31, 2009 and December 31, 2008, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $326 million and $526 million at March 31, 2009 and December 31, 2008, respectively, which is included in policyholder account balances. In addition, at both March 31, 2009 and December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances are included in short-term debt. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $939 million and $1,284 million at March 31, 2009 and December 31, 2008, respectively.

Metropolitan Life Insurance Company is a member of the FHLB of NY and holds $830 million of common stock of the FHLB of NY at both March 31, 2009 and December 31, 2008, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including residential mortgage-backed securities, to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $15.1 billion and $15.2 billion at March 31, 2009 and December 31, 2008, respectively, which is included in policyholder account balances. The advances on these agreements are collateralized by mortgage-backed securities with estimated fair values of $17.7 billion and $17.8 billion at March 31, 2009 and December 31, 2008, respectively.

MetLife Bank is a member of the FHLB of NY and holds $182 million and $89 million of common stock of the FHLB of NY at March 31, 2009 and December 31, 2008, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $3.8 billion and $1.8 billion at March 31, 2009 and December 31, 2008, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the three months ended March 31, 2009 and 2008, MetLife Bank received advances related to long-term borrowings totaling $50 million and $55 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $100 million and $56 million related to long-term borrowings for the three months ended March 31, 2009 and 2008, respectively. The advances on the repurchase agreements related to both long-term and short-term debt are collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $5.3 billion and $3.1 billion at March 31, 2009 and December 31, 2008, respectively.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $36 million and $279 million at March 31, 2009 and December 31, 2008, respectively.

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

March 31, 2009
(In millions)

Balance, beginning of period	$5,008
Other, net (1)	2

Balance, end of period	$5,010

(1)	Consisting principally of foreign currency translation adjustments.

Information regarding goodwill by segment and reporting unit is as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$15	$15
Retirement & savings	887	887
Non-medical health & other	149	149

Subtotal	1,051	1,051

Individual:
Traditional life	73	73
Variable & universal life	1,174	1,174
Annuities	1,692	1,692
Other	18	18

Subtotal	2,957	2,957

International:
Latin America region	187	184
European region	36	37
Asia Pacific region	152	152

Subtotal	375	373

Auto & Home	157	157

Corporate & Other (1)	470	470

Total	$5,010	$5,008

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $470 million of goodwill within Corporate & Other relates to goodwill acquired as a part of the Travelers acquisition of $405 million, as well as acquisitions by MetLife Bank which resides within Corporate & Other. For purposes of goodwill impairment testing at March 31, 2009 and December 31, 2008, the $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million), and the Institutional segment was attributed $195 million (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both March 31, 2009 and December 31, 2008.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment, and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income. The Company performed its annual goodwill impairment tests during the third quarter of 2008 based upon data at June 30, 2008. Such tests indicated that goodwill was not impaired at September 30, 2008. Current economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, required management of the Company to consider the impact of these events on the recoverability of its assets, in particular its goodwill. Management concluded it was appropriate to perform an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

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

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected operating earnings, current book value (with and without accumulated other comprehensive income), the level of capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of our in-force business, projections of new and renewal business as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

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

Adoption of New Accounting Pronouncements

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”), FASB Staff Position (“FSP”) 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under this new guidance:

•	All business combinations (whether full, partial or “step” acquisitions) result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions.

•	Acquisition costs are generally expensed as incurred; restructuring costs associated with a business combination are generally expensed as incurred subsequent to the acquisition date.

•	The fair value of the purchase price, including the issuance of equity securities, is determined on the acquisition date.

•	Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if the acquisition-date fair value can be reasonably determined. If the fair value is not estimable, an asset or liability is recorded if existence or incurrence at the acquisition date is probable and its amount is reasonably estimable.

•	Changes in deferred income tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date and are presented as equity rather than liabilities.

•	Net income includes amounts attributable to noncontrolling interests.

•	When control is attained on previously noncontrolling interests, the previously held equity interests are remeasured at fair value and a gain or loss is recognized.

•	Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions.

•	When control is lost in a partial disposition, realized gains or losses are recorded on equity ownership sold and the remaining ownership interest is remeasured and holding gains or losses are recognized.

The adoption of SFAS 141(r) and FSP 141(r)-1 on a prospective basis did not have an impact on the Company’s consolidated financial statements. As a result of the implementation of SFAS 160, which required retrospective application of presentation requirements, total equity at December 31, 2008 increased $251 million representing noncontrolling interest, and other liabilities and total liabilities at December 31, 2008 decreased $251 million, as a result of the elimination of minority interest. Also as a result of the adoption of SFAS 160, for the three months ended March 31, 2008, income from continuing operations increased by $12 million and net income attributable to noncontrolling interests increased by $12 million.

Effective January 1, 2009, the Company adopted prospectively Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses a number of issues associated with the impact that SFAS 141(r) and SFAS 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The adoption of EITF 08-6 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 requires that an acquired defensive intangible asset (i.e., an asset an entity does not intend to actively use, but rather, intends to prevent others from using) be accounted for as a separate unit of accounting at time of acquisition, not combined with the acquirer’s existing intangible assets. In addition, the EITF concludes that a defensive intangible asset may not be considered immediately abandoned following its acquisition or have indefinite life. The adoption of EITF 08-7 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. The Company will determine useful lives and provide all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009.

Other Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company implemented guidance of SFAS No. 157, Fair Value Measurements, for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. This guidance, which applies to such items as (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment, was previously deferred under FSP 157-2, Effective Date of FASB Statement No. 157.

Effective January 1, 2009, the Company adopted prospectively EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (“EITF 08-5”). EITF 08-5 concludes that an issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. In addition, EITF 08-5 requires disclosures about the existence of any third-party credit enhancement related to liabilities that are measured at fair value. The adoption of EITF 08-5 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. The adoption of EITF 07-5 did not have an impact on Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. The adoption of FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In April 2009, the FASB issued three FSPs providing additional guidance relating to fair value and other-than-temporary impairment (“OTTI”) measurement and disclosure. The FSPs must be adopted by the second quarter of 2009.

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. Further, the FSP 157-4 requires disclosure in the interim financial statements of the inputs and valuation techniques used to measure fair value. The Company is currently evaluating the impact of FSP 157-4 on its consolidated financial statements.

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI FSP”), provides new guidance for determining whether an other-than-temporary impairment exists. The OTTI FSP requires a company to assess the likelihood of selling a security prior to recovering its cost basis. If a company intends to sell a security or it is more-likely-than-not that it will be required to sell a security prior to recovery of its cost basis, a security would be written down to fair value with the full charge recorded in earnings. If a company does not intend to sell a security and it is not more-likely-than-not that it would be required to sell the security prior to recovery, the security would not be considered other-than-temporarily impaired unless there are credit losses associated with the security. Where credit losses exist, the portion of the impairment related to those credit losses would be recognized in earnings. Any remaining difference between the fair value and the cost basis would be recognized as part of other comprehensive income. The Company is currently evaluating the impact of the OTTI FSP on its consolidated financial statements.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company will provide all of the material required disclosures in future periods.

In December 2008, the FASB issued FSP No. FAS 132(r)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(r)-1”). FSP 132(r)-1 amends SFAS No. 132(r), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement benefit plan. The FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157, Fair Value Measurements. FSP 132(r)-1 is effective for fiscal years ending after December 15, 2009. The Company will provide the required disclosures in the appropriate future annual periods.

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

Current Environment.  Concerns over the availability and cost of credit, the U.S. mortgage market, geopolitical issues, energy costs, inflation and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown which was deemed an on-going U.S. recession since December 2007 by the National Bureau of Economic Research during the fourth quarter of 2008. As a result of the stress experienced by the global financial markets, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-backed and asset-backed and other fixed-income securities, including those rated investment grade, the U.S. and international credit and inter-bank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have fewer opportunities for disposal.

As a result of this unprecedented disruption and market dislocation, we have experienced both volatility in the valuation of certain investments and decreased liquidity in certain asset classes. Even some of our very high quality assets have been more illiquid for periods of time as a result of the recent challenging market conditions. These market conditions have also led to an increase in unrealized losses on fixed maturity and equity securities in recent quarters, particularly for residential and commercial mortgage-backed, asset-backed and corporate fixed maturity securities and within the Company’s financial services industry fixed maturity and equity securities holdings.

Composition of Investment Portfolio Results

The following table illustrates the net investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the components of the Company’s investment portfolio at:

	March 31,
	2009	2008
	(In millions)

Fixed Maturity Securities
Yield (1)	5.70%	6.50%
Investment income (2)	$2,800	$3,137
Investment gains (losses)	$(609)	$(203)
Ending carrying value (2)	$192,337	$234,990
Mortgage and Consumer Loans
Yield (1)	5.32%	6.19%
Investment income (3)	$680	$676
Investment gains (losses)	$(148)	$(28)
Ending carrying value	$53,044	$46,920
Real Estate and Real Estate Joint Ventures (4)
Yield (1)	(9.19)%	5.07%
Investment income (loss)	$(172)	$87
Investment gains (losses)	$(25)	$(2)
Ending carrying value	$7,381	$6,960
Policy Loans
Yield (1)	6.40%	6.24%
Investment income	$157	$148
Ending carrying value	$9,851	$9,666
Equity Securities (7)
Yield (1)	3.92%	4.86%
Investment income	$37	$65
Investment gains (losses)	$(269)	$(10)
Ending carrying value	$2,817	$5,368
Other Limited Partnership Interests (7)
Yield (1)	(19.79)%	8.99%
Investment income (loss)	$(253)	$132
Investment gains (losses)	$(97)	$(3)
Ending carrying value	$5,365	$6,349
Cash and Short-Term Investments
Yield (1)	0.48%	3.12%
Investment income	$36	$95
Investment gains (losses)	$(2)	$1
Ending carrying value	$30,320	$13,103
Other Invested Assets (5),(6),(8)
Investment income	$112	$68
Investment gains (losses)	$215	$(493)
Ending carrying value	$15,130	$9,808
Total Investments
Gross investment income yield (1)	4.26%	6.20%
Investment fees and expenses yield	(0.13)%	(0.17)%

Net Investment Income Yield	4.13%	6.03%

Gross investment income	$3,397	$4,408
Investment fees and expenses	(103)	(119)

Net Investment Income	$3,294	$4,289

Ending carrying value	$316,245	$333,164

Gross investment gains	$527	$405
Gross investment losses	(535)	(531)
Writedowns	(1,041)	(186)

Subtotal	$(1,049)	$(312)
Derivatives not qualifying for hedge accounting(8)	114	(426)

Investment Gains (Losses)	$(935)	$(738)
Investment gains (losses) income tax benefit (provision)	317	263

Investment Gains (Losses), Net of Income Tax	$(618)	$(475)

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average ending assets exclude collateral received from counterparties associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $922 million and $808 million at estimated fair value related to trading securities at March 31, 2009 and 2008, respectively. Fixed maturity securities include $17 million and ($51) million of investment income (loss) related to trading securities for the three months ended March 31, 2009 and 2008, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income (loss) from real estate and real estate joint ventures is ($1) million related to discontinued operations for the three months ended March 31, 2008. There was no investment income (loss) from real estate and real estate joint ventures related to discontinued operations for the three months ended March 31, 2009. There were no gains related to discontinued operations included in investment gains (losses) from real estate and real estate joint ventures for the three months ended both March 31, 2009 and 2008.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $31 million and ($7) million for the three months ended March 31, 2009 and 2008, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is ($2) million and $15 million for the three months ended March 31, 2009 and 2008, respectively, related to settlement payments on derivative instruments used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

(6)	Other invested assets are principally comprised of free-standing derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. As yield is not considered a meaningful measure of performance for other invested assets it has been excluded from the table above.

(7)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(8)	The caption “Derivatives not qualifying for hedge accounting” is comprised of amounts for freestanding derivatives of ($1,103) million and less than $1 million; and embedded derivatives of $1,217 million and ($426) million for the three months ended March 31, 2009 and 2008, respectively.

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008

Net investment income decreased by $994 million, or 23%, to $3,294 million for the three months ended March 31, 2009 from $4,288 million for the comparable 2008 period. Excluding the impacts of discontinued operations and periodic settlement payments on derivative instruments as described in Notes 4 and 5 of the yield table presented above, net investment income decreased by $1,034 million, or 24%, to $3,263 million for the three months ended March 31, 2009 from $4,297 million for the comparable 2008 period. Management attributes $1,214 million of this change to a decrease in yields, partially offset by an increase of $180 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on other limited partnership interests, fixed maturity securities, real estate joint ventures, cash, cash equivalents and short-term investments and mortgage loans. The reduction in yields and the negative returns in the first quarter of 2009 realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to lower yielding U.S. Treasury, agency and government guaranteed securities, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in investment expenses is primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. The decrease in yields and the negative returns in the first quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in short-term investment yields was primarily attributable to declines in short-term interest rates. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on the cost basis, primarily within cash, cash equivalents, short-term investments and mortgage loans. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines. The increase in cash, cash equivalents and short-term investments was partially offset by a decrease in fixed maturity securities, which was driven by a decrease in the size of the securities lending program and the reinvestment of cash inflows into cash, cash equivalents, and short-term investments.

Investment Outlook

Management anticipates that the significant volatility in the equity, credit and real estate markets will continue in 2009 which could continue to impact net investment income and the related yields on private equity funds, hedge funds and real estate joint ventures, included within our other limited partnership interests and real estate and real estate joint venture portfolios. Further, in light of the current market conditions, liquidity will be reinvested in a prudent manner and invested according to our ALM discipline in appropriate assets over time. However, considering the continued, uncertain equity, credit and real estate markets conditions, management plans to continue to maintain a slightly higher than normal level of short-term liquidity. Net investment income may be adversely affected if the reinvestment process occurs over an extended period of time due to challenging market conditions or asset availability.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly-traded and privately placed fixed maturity securities, and represented 61% and 58% of total cash and invested assets at March 31, 2009 and December 31, 2008, respectively. Based on estimated fair value, public fixed maturity securities represented $160.1 billion, or 84%, and $156.7 billion, or 83%, of total fixed maturity securities at March 31, 2009 and December 31, 2008, respectively. Based on estimated fair value, private fixed maturity securities represented $31.3 billion, or 16%, and $31.6 billion, or 17%, of total fixed maturity securities at March 31, 2009 and December 31, 2008, respectively.

Valuation of Securities.  Management is responsible for the determination of estimated fair value. The estimated fair value of publicly-traded fixed maturity, equity and trading securities as well as short-term investments is determined by management after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and do obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on inputs that are market observable or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or similar techniques. The assumptions and inputs in applying these market standard valuation methodologies include, but are not limited to, interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration, and management’s assumptions regarding liquidity and estimated future cash flows. When a price is not available in the active market or through an independent pricing service, management will value the security primarily using independent non-binding broker quotations. Independent non-binding broker quotations utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that judgmental valuation adjustments, if any, are based upon established policies and are applied consistently over time. Management reviews its valuation methodologies on an ongoing basis and ensures that any changes to valuation methodologies are justified. The Company gains assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through various controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. The control systems and procedures include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity and ongoing confirmation that independent pricing services use, wherever possible, market-based parameters for valuation. Management determines the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company also follows a formal process to challenge any prices received from independent pricing services that are not considered representative of fair value. If we conclude that prices received from independent pricing services are not reflective of market activity or representative of estimated fair value, we will seek independent non-binding broker quotes or use an internally developed valuation to override these prices. Such overrides are classified as Level 3. Despite the credit events prevalent in the current dislocated markets and reduced levels of liquidity over the past few quarters, our internally developed valuations of current estimated fair value, which reflect our estimates of liquidity and non- performance risks, compared with pricing received from the independent pricing services, did not produce material differences for the vast majority of our fixed maturity securities portfolio. Our estimates of liquidity and non-performance risks are generally based on available market evidence and on what other market participants would use. In absence of such evidence, management’s best estimate is used. As a result, we generally continued to use the price provided by the independent pricing service under our normal pricing protocol and pricing overrides were not material. Even some of our very high quality invested assets have been more illiquid for periods of time as a result of the challenging market conditions. The Company uses the results of this analysis for classifying the estimated fair value of these instruments in Level 1, 2 or 3. For example, management will review the estimated fair values received to determine whether corroborating evidence (i.e., similar observable positions and actual trades) will support a Level 2 classification in the estimated fair value hierarchy. Security prices which cannot be corroborated due to relatively less pricing transparency and diminished liquidity will be classified as Level 3.

For privately placed fixed maturity securities, the Company determines the estimated fair value generally through matrix pricing or discounted cash flow techniques. The discounted cash flow valuations rely upon the estimated future cash flows of the security, credit spreads of comparable public securities and secondary transactions, as well as taking account of, among other factors, the credit quality of the issuer and the reduced liquidity associated with privately placed debt securities.

The Company has reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate SFAS 157 fair value hierarchy level for each of its securities. Based on the results of this review and investment class analyses, each instrument is categorized as Level 1, 2 or 3 based on the priority of the inputs to the respective valuation methodologies. While prices for certain U.S. Treasury, agency and government guaranteed fixed maturity securities, certain foreign government fixed maturity securities, exchange-traded common stock and certain short-term money market securities have been classified into Level 1 because of high volumes of trading activity and narrow bid/ask spreads, most securities valued by independent pricing services have been classified into Level 2 because the significant inputs used in pricing these securities are market observable or can be corroborated using market observable information. Most investment grade privately placed fixed maturity securities have been classified within Level 2, while most below investment grade or distressed privately placed fixed maturity securities have been classified within Level 3. Where estimated fair values are determined by independent pricing services or by independent non-binding broker quotations that utilize inputs that are not market observable or cannot be derived principally from or corroborated by observable market data, these instruments have been classified as Level 3. Use of independent non-binding broker quotations generally indicates there is a lack of liquidity or the general lack of transparency in the process to develop these price estimates causing them to be considered Level 3.

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or higher by Moody’s or rated “BBB — ” or higher by S&P and Fitch), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturity securities by Nationally Recognized Statistical Rating Organization designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		March 31, 2009			December 31, 2008
		Cost or			Cost or
NAIC		Amortized	Estimated	% of	Amortized	Estimated	% of
Rating	Rating Agency Designation (1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$146,979	$137,190	71.7%	$146,796	$137,125	72.9%
2	Baa	46,027	39,346	20.6	45,253	38,761	20.6
3	Ba	11,691	8,697	4.5	10,258	7,796	4.1
4	B	6,819	4,368	2.3	5,915	3,779	2.0
5	Caa and lower	2,992	1,734	0.9	1,192	715	0.4
6	In or near default	102	80	—	94	75	—

	Total fixed maturity securities	$214,610	$191,415	100.0%	$209,508	$188,251	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

Below Investment Grade or Non-Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $14.9 billion and $12.4 billion at March 31, 2009 and December 31, 2008, respectively. These securities had net unrealized losses of $6.7 billion and $5.1 billion at March 31, 2009 and December 31, 2008, respectively.

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities at estimated fair value were $80 million and $75 million at March 31, 2009 and December 31, 2008, respectively. Net unrealized losses associated with non-income producing fixed maturity securities were $22 million and $19 million at March 31, 2009 and December 31, 2008, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers.  At March 31, 2009, $4.5 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.1 billion, $1.6 billion and $0.8 billion are included within state and political subdivision securities, U.S. corporate securities and asset-backed securities, respectively, and 18% and 64% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. At December 31, 2008, $4.9 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.0 billion, $2.0 billion and $0.9 billion are included within state and political subdivision securities, U.S. corporate securities and asset-backed securities, respectively, and 15% and

68% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. Approximately 50% of the asset-backed securities held at March 31, 2009 that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

Gross Unrealized Gains and Losses.  The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings at:

	March 31, 2009
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$70,706	$682	$10,674	$60,714	31.7%
Residential mortgage-backed securities	41,401	1,153	4,439	38,115	19.9
Foreign corporate securities	34,834	472	5,901	29,405	15.4
U.S. Treasury, agency and government guaranteed securities (1)	22,345	2,341	37	24,649	12.9
Commercial mortgage-backed securities	16,312	30	3,361	12,981	6.8
Asset-backed securities	14,311	47	3,326	11,032	5.7
Foreign government securities	9,005	744	365	9,384	4.9
State and political subdivision securities	5,671	92	651	5,112	2.7
Other fixed maturity securities	25	1	3	23	—

Total fixed maturity securities (2),(3)	$214,610	$5,562	$28,757	$191,415	100.0%

Common stock	$1,856	$32	$154	$1,734	61.6%
Non-redeemable preferred stock (2)	2,131	—	1,048	1,083	38.4

Total equity securities	$3,987	$32	$1,202	$2,817	100.0%

	December 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
Residential mortgage-backed securities	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury, agency and government guaranteed securities (1)	17,229	4,082	1	21,310	11.3
Commercial mortgage-backed securities	16,079	18	3,453	12,644	6.7
Asset-backed securities	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (2),(3)	$209,508	$7,564	$28,821	$188,251	100.0%

Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (2)	2,353	4	845	1,512	47.3

Total equity securities(4)	$4,131	$44	$978	$3,197	100.0%

(1)	The Company has classified within the U. S. Treasury, agency and government guaranteed securities caption above certain corporate fixed maturity securities issued by U.S. financial institutions that are guaranteed by the FDIC pursuant to the FDIC’s Temporary Liquidity Guarantee Program of $1,913 million and $2 million at estimated fair value with unrealized gains and (losses) of $9 million and less than ($1) million at March 31, 2009 and December 31, 2008, respectively.

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at March 31, 2009 and December 31, 2008 had an estimated fair value of $883 million and $1,224 million, respectively. In addition, the Company held at estimated fair value of $200 million and $288 million at March 31, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily of U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at March 31, 2009 and December 31, 2008 had an estimated fair value of $1,562 million and $2,110 million, respectively. In addition, the Company held $57 million and $46 million at estimated fair values at March 31, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily U.S. financial institutions, included within U.S. corporate securities.

(3)	At March 31, 2009 and December 31, 2008, the Company also held $1,638 million and $2,052 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates which are included within fixed maturity securities. These securities are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are commonly referred to as “capital securities” and are included within U.S. corporate securities.

(4)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include common stock of privately held companies with an estimated fair value of $1.2 billion and $1.1 billion at March 31, 2009 and December 31, 2008, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any significant concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities portfolio.

Concentrations of Credit Risk (Fixed Maturity Securities).  The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government. At March 31, 2009 and December 31, 2008, the Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $24.6 billion and $21.3 billion, respectively. As shown in the sector table above, at March 31, 2009, the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate securities (31.7%), residential mortgage-backed securities (19.9%) and foreign corporate securities (15.4%); and at December 31, 2008 were U.S. corporate securities (33.6%), residential mortgage-backed securities (19.2%) and foreign corporate securities (15.8%). Additionally, at March 31, 2009 and December 31, 2008, the Company had exposure to fixed maturity securities backed by sub-prime mortgages with estimated fair values of $1.0 billion and $1.1 billion, respectively, and unrealized losses of $807 million and $730 million, respectively. These securities are classified within asset-backed securities in the immediately preceding table.

See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Corporate Fixed Maturity Securities” and “— Structured Securities” for a description of concentrations of credit risk related to these asset subsectors.

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value sources and fair value hierarchy are summarized as follows:

	March 31, 2009
	Fixed Maturity		Equity
	Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$9,307	4.8%	$407	14.5%

Independent pricing source	143,104	74.8	307	10.9
Internal matrix pricing or discounted cash flow techniques	24,838	13.0	1,097	38.9

Significant other observable inputs (Level 2)	167,942	87.8	1,404	49.8

Independent pricing source	4,805	2.5	551	19.6
Internal matrix pricing or discounted cash flow techniques	6,739	3.5	260	9.2
Independent broker quotations	2,622	1.4	195	6.9

Significant unobservable inputs (Level 3)	14,166	7.4	1,006	35.7

Total estimated fair value	$191,415	100.0%	$2,817	100.0%

	March 31, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed maturity securities:
U.S. corporate securities	$—	$53,847	$6,867	$60,714
Residential mortgage-backed securities	—	37,602	513	38,115
Foreign corporate securities	—	25,354	4,051	29,405
U.S. Treasury, agency and government guaranteed securities	9,032	15,554	63	24,649
Commercial mortgage-backed securities	—	12,738	243	12,981
Asset-backed securities	—	8,984	2,048	11,032
Foreign government securities	275	8,836	273	9,384
State and political subdivision securities	—	5,012	100	5,112
Other fixed maturity securities	—	15	8	23

Total fixed maturity securities	$9,307	$167,942	$14,166	$191,415

Equity securities:
Common stock	$407	$1,222	$105	$1,734
Non-redeemable preferred stock	—	182	901	1,083

Total equity securities	$407	$1,404	$1,006	$2,817

The composition of, fair value pricing source for and significant changes in Level 3 securities is as follows:

•	The majority of the Level 3 fixed maturity and equity securities (91%), as shown above, are concentrated in four sectors: U.S. and foreign corporate securities, asset-backed securities and non-redeemable preferred securities.

•	Level 3 fixed maturity securities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists

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

•	During the three months ended March 31, 2009, Level 3 fixed maturity securities decreased by $3.2 billion or 19%, due primarily to transfers out of Level 3, increased unrealized losses recognized in other comprehensive loss and to a lesser extent sales and settlements in excess of purchases. The transfers out of Level 3 are described in the discussion after the rollforward table below. The increased unrealized losses in fixed maturity securities were concentrated in asset-backed securities (including residential mortgage-backed securities backed by sub-prime mortgage loans) and U.S. and foreign corporate securities due to current market conditions including less liquidity and the effect of rising interest rates on such securities. Net sales and settlements in excess of purchases of fixed maturity securities were concentrated in asset-backed securities (including residential mortgage-backed securities backed by sub-prime mortgage loans) U.S. and foreign corporate securities and residential mortgage-backed securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2009 is as follows:

	Three Months Ended
	March 31, 2009
	Fixed Maturity	Equity
	Securities	Securities
	(In millions)

Balance, beginning of period	$17,408	$1,379
Total realized/unrealized losses included in:
Earnings	(368)	(204)
Other comprehensive loss	(958)	(162)
Purchases, sales, issuances and settlements	(434)	(7)
Transfer in and/or out of Level 3	(1,482)	—

Balance, end of period	$14,166	$1,006

An analysis of transfers in and/or out of Level 3 for the three months ended March 31, 2009 is as follows:

•	Total gains and losses (in earnings and other comprehensive loss) are calculated assuming transfers in or out of Level 3 occurred at the beginning of the period. Items transferred in and out for the three months ended March 31, 2009.

•	Total gains and losses for fixed maturity securities included in earnings and other comprehensive loss of $39 million and $519 million, respectively, were incurred for transfers subsequent to their transfer to Level 3, for the three months ended March 31, 2009.

•	Net transfers in and/or out of Level 3 for fixed maturity securities were $1,482 million for the three months ended March 31, 2009 and were comprised of transfers in of $3,144 million and transfers out of ($4,626) million. There were no net transfers in or out of Level 3 for equity securities for the three months ended March 31, 2009.

Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. During the three months ended March 31, 2009, fixed maturity securities transfers into Level 3 of $3,144 million resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity, fixed maturity securities going into default and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine fair value. During the three months ended March 31, 2009, fixed maturity securities transfers out of Level 3 of ($4,626) million resulted primarily from existing issuances of fixed maturity securities, principally U.S. and foreign corporate securities that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs and increased transparency of both new issuances and subsequent to issuance and establishment of trading activity became priced by pricing services.

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Net Unrealized Investment Gains (Losses).  The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows:

	March 31, 2009	December 31, 2008
	(In millions)

Fixed maturity securities	$(23,195)	$(21,246)
Equity securities	(1,170)	(934)
Derivatives	(83)	(2)
Other	83	53

Subtotal	(24,365)	(22,129)

Amounts allocated from:
Insurance liability gain (loss) recognition	(73)	42
DAC and VOBA	3,876	3,025

Subtotal	3,803	3,067
Deferred income tax	7,095	6,508

Net unrealized investment gains (losses)	(13,467)	(12,554)
Net unrealized investment gains (losses) attributable to non-controlling interest	(2)	(10)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(13,469)	$(12,564)

The changes in net unrealized investment gains (losses) are as follows:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$(12,564)
Unrealized investment gains (losses) during the period	(2,264)
Unrealized investment loss of subsidiary at the date of disposal	28
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(115)
DAC and VOBA	861
DAC and VOBA of subsidiary at date of disposal	(10)
Deferred income tax	593
Deferred income tax of subsidiary at date of disposal	(6)

Change in net unrealized investment gains (losses)	(13,477)
Change in net unrealized investment gains (losses) attributable to non-controlling interest	8

Balance, end of period	$(13,469)

Change in net unrealized investment gains (losses)	$(913)
Change in net unrealized investment gains (losses) attributable to non-controlling interest	8

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.’s common shareholders	$(905)

The following tables present the cost or amortized cost, gross unrealized loss and number of securities for fixed maturity and equity securities, where the estimated fair value had declined and remained below cost or amortized cost by less than 20% or 20% or more at:

	March 31, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$23,235	$36,374	$1,226	$12,494	3,762	1,967
Six months or greater but less than nine months	13,614	11,481	1,113	5,692	1,051	611
Nine months or greater but less than twelve months	13,175	2,015	1,120	1,098	1,020	528
Twelve months or greater	33,484	4,041	3,492	2,522	2,328	319

Total	$83,508	$53,911	$6,951	$21,806

Equity Securities:
Less than six months	$172	$1,049	$18	$490	684	855
Six months or greater but less than nine months	11	541	2	330	17	34
Nine months or greater but less than twelve months	2	354	—	230	11	16
Twelve months or greater	95	291	5	127	48	12

Total	$280	$2,235	$25	$1,177

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

The Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized. See “— Summary of Critical Accounting Estimates.”

At March 31, 2009 and December 31, 2008, $7.0 billion and $8.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 8% and 9%, respectively, of the cost or amortized cost of such securities. At March 31, 2009 and December 31, 2008, $25 million and $75 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 9% and 13%, respectively, of the cost of such securities.

At March 31, 2009, $21.8 billion and $1.2 billion of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 40% and 53% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $21.8 billion and $1.2 billion, $12.5 billion and $490 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2008, $20.8 billion and $903 million of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% and 43% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $20.8 million and $903 million, $17.2 billion and $519 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 711 fixed maturity securities and 38 equity securities, each with a gross unrealized loss at March 31, 2009 of greater than $10 million. These 711 fixed maturity securities represented 54% or $15.6 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 38 equity securities represented 79%, or $949 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 699 fixed maturity securities and 33 equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 699 fixed maturity securities represented 50% or $14.5 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 33 equity securities represented 71%, or $699 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, increased $1.4 billion during the three months ended March 31, 2009. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $1,177 million and $903 million at March 31, 2009 and December 31, 2008, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows, as well as the Company’s ability and intent to hold the security, including holding the security until the earlier of a recovery in value, or until maturity. In contrast, for an equity security, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for less than six months was $490 million at March 31, 2009, of which $353 million of the unrealized losses, or 72%, are for non-redeemable preferred securities, of which $269 million, of the unrealized losses, or 76%, are for investment grade non-redeemable preferred securities. Of the $269 million of unrealized losses for investment grade non-redeemable preferred securities, $257 million of the unrealized losses, or 96%, was comprised of unrealized losses on investment grade financial services industry non-redeemable preferred securities, of which 72% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for six months or greater but less than twelve months was $560 million at March 31, 2009, of which $559 million of the unrealized losses, or 99%, are for non-redeemable preferred securities, of which, $480 million of the unrealized losses, or 86%, are for investment grade, and all of which are within the financial services industry non-redeemable preferred securities, of which 69% are rated A or higher.

Equity securities with an unrealized loss of 20% or more for twelve months or greater was $127 million at March 31, 2009, all of which are for investment grade financial services industry non-redeemable preferred securities that are rated A or higher.

In connection with the equity securities impairment review process during the period, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services industry companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss. With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more and the duration of the unrealized losses for securities in an unrealized loss position of 20% or less with an extended unrealized loss position (i.e. 12 months or greater).

At March 31, 2009, there are $1,177 million of equity securities with an unrealized loss of 20% or more, of which $1,039 million of the unrealized losses, or 88%, were for non-redeemable preferred securities. Through March 31, 2009, $876 million of the unrealized losses of 20% or more, or 84%, of the non-redeemable preferred securities were investment grade securities, of which, $864 million of the unrealized losses of 20% or more, or 99%, are investment grade financial services industry non-redeemable preferred securities; and all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of credit rating, have not deferred any dividend payments.

Also, the Company believes the unrealized loss position is not necessarily predictive of the ultimate performance of these securities, and with respect to fixed maturity securities, it has the ability and intent to hold until the earlier of the recovery in value, or until maturity, and with respect to equity securities, it has the ability and intent to hold until the recovery in value.

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in credit rating, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and any of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale.”

At March 31, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity and equity securities of $30.0 billion and $29.8 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, as follows:

	March 31, 2009	December 31, 2008

Sector:
U.S. corporate securities	36%	33%
Foreign corporate securities	20	19
Residential mortgage-backed securities	15	16
Asset-backed securities	11	13
Commercial mortgage-backed securities	11	11
State and political subdivision securities	2	3
Foreign government securities	1	1
Other	4	4

Total	100%	100%

Industry:
Finance	30%	24%
Mortgage-backed	26	27
Asset-backed	11	13
Consumer	9	11
Utility	7	8
Communications	4	5
Industrial	3	4
Foreign government	1	1
Other	9	7

Total	100%	100%

Writedowns.

The components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities		Equity Securities		Total
	Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
	(In millions)

Proceeds	$11,778	$12,791	$58	$272	$11,836	$13,063

Gross investment gains	356	159	7	77	363	236

Gross investment losses	(412)	(288)	(18)	(26)	(430)	(314)

Writedowns
Credit-related	(483)	(74)	(98)	—	(581)	(74)
Other than credit-related (1)	(70)	—	(160)	(61)	(230)	(61)

Total writedowns	(553)	(74)	(258)	(61)	(811)	(135)

Net investment gains (losses)	$(609)	$(203)	$(269)	$(10)	$(878)	$(213)

(1)	Other than credit-related writedowns include items such as equity securities and non-redeemable preferred securities classified within fixed maturity securities where the primary reason for the writedown was the severity and/or the duration of an unrealized loss position and fixed maturity securities where an interest-rate related writedown was taken.

Overview of Fixed Maturity and Equity Security Writedowns.  Writedowns of fixed maturity and equity securities were $811 million and $135 million for the three months ended March 31, 2009 and 2008, respectively. Writedowns of fixed maturity securities were $553 million and $74 million for the three months ended March 31, 2009 and 2008, respectively. Writedowns of equity securities were $258 million and $61 million for the three months ended March 31, 2009 and 2008, respectively.

The Company’s credit-related writedowns of fixed maturity and equity securities were $581 million and $74 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s credit-related writedowns of fixed maturity securities were $483 million and $74 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s credit-related writedowns of equity securities were $98 million for the three months ended March 31, 2009. The $98 million of credit-related equity securities writedowns in the first quarter of 2009 were primarily on perpetual hybrid securities included in non-redeemable preferred securities.

The Company’s three largest impairments totaled $274 million and $68 million for the three months ended March 31, 2009 and 2008, respectively.

The Company records impairments as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $3,429 million and $5,527 million during the three months ended March 31, 2009 and 2008, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $430 million and $314 million for the three months ended March 31, 2009 and 2008, respectively.

First Quarter of 2009 — Financial Services Industry including Perpetual Hybrid Securities Impairments.  Of the fixed maturity and equity securities impairments of $811 million for the three months ended March 31, 2009, $351 million were concentrated in the Company’s financial services industry holdings including $293 million of perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock. The financial services industry impairments of $351 million for the three months ended March 31, 2009 were comprised of $121 million in impairments on fixed maturity securities and $230 million in impairments on equity securities, of which $93 million and $200 million were perpetual hybrid securities included within fixed maturity securities and non-redeemable preferred stock, respectively. The circumstances that gave rise to these financial services industry impairments during the three months ended March 31, 2009 were financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments for the entities concerned. In addition, impairments on perpetual hybrid securities during the three months ended March 31, 2009 were a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

First Quarter of 2009 — Summary of Fixed Maturity Security Impairments.  Overall impairments of fixed maturity securities were $553 million for the three months ended March 31, 2009. This substantial increase over the prior year quarter was driven by impairments across several industries/sectors as shown in the table below. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments for the entities concerned. Overall, $483 million of the impairments were considered to be credit-related and are included in the $581 million of credit-related impairments of fixed maturities and equity securities described previously.

	Three Months Ended March 31,
	2009	2008
	(In millions)

Communications	$142	$17
Finance	121	31
Consumer	90	—
Asset-backed	66	24
Mortgage-backed	60	—
Utility	33	—
Industrial	17	—
Other	24	2

Total	$553	$74

First Quarter of 2009 — Summary of Equity Security Impairments.  Equity security impairments recorded in the three months ended March 31, 2009 totaled $258 million. Included within the $258 million of impairments on equity securities in the three months ended March 31, 2009 are $230 million of impairments related to the financial services industry holdings and $28 million of impairments primarily across several industries including communications and consumer. Equity securities impairments for the three months ended March 31, 2009 included $200 million of impairments related to financial services industry, perpetual hybrid securities where there had been a deterioration in the credit rating of the issuer to below investment grade and the securities were in a severe and extended unrealized loss position. With respect to common stock holdings, the Company considered the duration and severity of the securities in an unrealized loss position of 20% or more; and the duration of the securities in an unrealized loss position of 20% or less with an extended unrealized loss position (i.e.12 months or greater) in determining the other-than-temporary impairment charge for such securities. Overall, $98 million of these equity securities impairments were on financial services industry perpetual hybrid securities which were considered to be credit-related and are included in the $581 million of credit-related impairments of fixed maturity and equity securities described previously.

Future Impairments.  Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance, changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals and other of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming periods. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale — Net Unrealized Investment Gains (Losses).”

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate securities holdings at:

	March 31, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$29,405	32.6%	$29,679	32.0%
Industrial	13,960	15.5	13,324	14.3
Consumer	13,601	15.1	13,122	14.1
Utility	12,630	14.0	12,434	13.4
Finance	12,353	13.7	14,996	16.1
Communications	5,631	6.3	5,714	6.1
Other	2,539	2.8	3,713	4.0

Total	$90,119	100.0%	$92,982	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other fixed maturity securities foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total investments. At March 31, 2009 and December 31, 2008, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $7.1 billion and $8.4 billion, respectively, the total of these ten issuers being less than 3% of the Company’s total investments at such dates. The largest exposure to a single issuer of corporate fixed maturity securities held at March 31, 2009 and December 31, 2008 was $1.0 billion and $1.5 billion, respectively.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	March 31, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$24,288	39.1%	$26,025	44.0%
Pass-through securities	13,827	22.2	10,003	16.8

Total residential mortgage-backed securities	38,115	61.3	36,028	60.8
Commercial mortgage-backed securities	12,981	20.9	12,644	21.4
Asset-backed securities	11,032	17.8	10,523	17.8

Total	$62,128	100.0%	$59,195	100.0%

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

Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities portfolio consist of agency, prime and alternative residential mortgage loans (“Alt-A”) securities of 73%, 19% and 8% of the total holdings, respectively, at March 31, 2009 and 68%, 23% and 9% of total holdings, respectively, at December 31, 2008. At March 31, 2009 and December 31, 2008, $33.6 billion and $33.3 billion, respectively, or 88% and 92%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. The majority of the agency residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage

Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, The U.S. Treasury announced the FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At March 31, 2009 and December 31, 2008, the Company’s Alt-A residential mortgage-backed securities holdings at estimated fair value was $3.0 billion and $3.4 billion, respectively, with an unrealized loss of $2.0 billion and $2.0 billion, respectively. At March 31, 2009 and December 31, 2008, $0.6 billion and $2.1 billion, respectively, or 20% and 63%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch. At March 31, 2009, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 24% in the 2007 vintage year, 26% in the 2006 vintage year and 50% in the 2005 and prior vintage years. At December 31, 2008, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 23% in the 2007 vintage year, 25% in the 2006 vintage year and 52% in the 2005 and prior vintage years. Vintage year refers to the year of origination and not to the year of purchase. In January 2009 Moody’s revised its loss projections for Alt-A residential mortgage-backed securities and downgraded virtually all 2006 and 2007 vintage year Alt-A securities to below investment grade, contributing to the substantial decrease cited above in our Alt-A securities holdings rated Aa/AA or better. Our analysis suggests that Moody’s is applying essentially the same default methodology to all Alt-A bonds regardless of the underlying collateral. The Company’s Alt-A portfolio has superior structure to the overall Alt-A market. At March 31, 2009, the Company’s Alt-A portfolio is 87% fixed rate collateral, has zero exposure to option ARM mortgages and has only 13% hybrid ARMs. At December 31, 2008, the Company’s Alt-A portfolio is 88% fixed rate collateral, has zero exposure to option ARM mortgages and has only 12% hybrid ARMs. Fixed rate mortgages have performed better than both option ARMs and hybrid ARMs. Additionally, for both March 31, 2009 and December 31, 2008, 83% of the Company’s Alt-A portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard AAA rated bond. Based upon the analysis of the Company’s exposure to Alt-A mortgage loans through its investment in residential mortgage-backed securities, the Company continues to expect to receive payments in accordance with the contractual terms of the securities.

Asset-Backed Securities.  The Company’s asset-backed securities are diversified both by sector and by issuer. At March 31, 2009, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, student loan receivables, automobile receivables and residential mortgage-backed securities backed by sub-prime mortgage loans of 53%, 13%, 9% and 9% of the total holdings, respectively. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, student loan receivables, automobile receivables and residential mortgage-backed securities backed by sub-prime mortgage loans of 49%, 10%, 10% and 10% of the total holdings, respectively. At March 31, 2009 and December 31, 2008, the Company’s holdings in asset-backed securities were $11.0 billion and $10.5 billion, respectively, at estimated fair value. At March 31, 2009 and December 31, 2008, $8.5 billion and $7.9 billion, respectively, or 77% and 75%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities included in the structured securities table above include exposure to residential mortgage-backed securities backed by sub-prime mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The Company’s exposure exists through investment in asset-backed securities which are supported by sub-prime mortgage loans. The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage year. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2008 to March 31, 2009. Based upon the analysis of the Company’s sub-prime mortgage loans through its investment in asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following table shows the Company’s exposure to asset-backed securities supported by sub-prime mortgage loans by credit quality and by vintage year:

	March 31, 2009
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$94	$67	$76	$53	$19	$11	$85	$47	$8	$4	$282	$182
2004	126	64	356	182	8	5	36	20	2	1	528	272
2005	81	44	255	122	68	32	75	40	140	98	619	336
2006	116	82	32	18	—	—	62	19	36	18	246	137
2007	—	—	78	33	21	8	—	—	9	8	108	49
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$417	$257	$797	$408	$116	$56	$258	$126	$195	$129	$1,783	$976

	December 31, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$96	$77	$92	$72	$26	$16	$83	$53	$8	$4	$305	$222
2004	129	70	372	204	5	3	37	28	2	1	545	306
2005	357	227	186	114	20	11	79	46	4	4	646	402
2006	146	106	69	30	15	10	26	7	2	2	258	155
2007	—	—	78	33	35	21	2	2	3	1	118	57
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total	$728	$480	$797	$453	$101	$61	$227	$136	$19	$12	$1,872	$1,142

At March 31, 2009 and December 31, 2008, the Company had asset-backed securities supported by sub-prime mortgage loans with estimated fair values of $1.0 billion and $1.1 billion, respectively, and unrealized losses of $807 million and $730 million, respectively, as outlined in the tables above. At March 31, 2009, approximately 68% of the portfolio is rated Aa or better of which 80% was in vintage year 2005 and prior. At December 31, 2008, approximately 82% of the portfolio was rated Aa or better of which 82% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. At March 31, 2009, 38% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 20% and 40% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively. At March 31, 2009 and December 31, 2008, all of the $1.0 billion and $1.1 billion, respectively, of asset-backed securities supported by sub-prime mortgage loans were classified as Level 3 securities.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $12 million with an estimated fair value of $7 million at March 31, 2009 and an aggregate cost of $20 million with an estimated fair value of $10 million at December 31, 2008, which are not included in the tables above.

Commercial Mortgage-Backed Securities.  There have been disruptions in the commercial mortgage-backed securities market due to market perceptions that default rates will increase in part due to weakness in commercial real estate market fundamentals and due in part to relaxed underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (i.e. 2006 and later). These factors have caused a pull-back in market liquidity, increased spreads and repricing of risk, which has led to an increase in unrealized losses since third quarter 2008. Based upon the analysis of the Company’s exposure to commercial mortgage-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

At March 31, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities was $13.0 billion and $12.6 billion, respectively, at estimated fair value. At March 31, 2009 and

December 31, 2008, $12.0 billion and $11.8 billion, respectively, of the estimated fair value, or 92% and 93%, respectively, of the commercial mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At March 31, 2009, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 92% Aaa, 4% Aa, 2% A, 1% Baa and 1% Ba or below. At December 31, 2008, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 93% Aaa, 4% Aa, 1% A, 1% Baa and 1% Ba or below. At March 31, 2009 and December 31, 2008, 86% and 84%, respectively, of the holdings were in the 2005 and prior vintage years. At March 31, 2009 and December 31, 2008, the Company had no exposure to CMBX securities and its holdings of commercial real estate debt obligations securities was $109 million and $121 million, respectively, at estimated fair value. The weighted average credit enhancement of the Company’s commercial mortgage-backed securities holdings at March 31, 2009 and December 31, 2008 was 25% and 26%, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

The following table shows the Company’s exposure to commercial mortgage-backed securities by credit quality and by vintage year:

	March 31, 2009
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$5,618	$5,392	$426	$322	$203	$127	$47	$20	$38	$13	$6,332	$5,874
2004	2,680	2,364	211	101	140	51	47	11	101	42	3,179	2,569
2005	3,394	2,575	193	57	40	15	5	1	17	9	3,649	2,657
2006	1,823	1,258	54	30	86	28	88	41	5	1	2,056	1,358
2007	1,002	456	33	28	50	29	—	—	10	9	1,095	522
2008	1	1	—	—	—	—	—	—	—	—	1	1
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$14,518	$12,046	$917	$538	$519	$250	$187	$73	$171	$74	$16,312	$12,981

	December 31, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$5,428	$4,975	$424	$272	$213	$124	$51	$24	$42	$17	$6,158	$5,412
2004	2,630	2,255	205	100	114	41	47	11	102	50	3,098	2,457
2005	3,403	2,664	187	49	40	13	5	1	18	10	3,653	2,737
2006	1,825	1,348	110	39	25	14	94	36	—	—	2,054	1,437
2007	999	535	43	28	63	28	10	9	—	—	1,115	600
2008	1	1	—	—	—	—	—	—	—	—	1	1

Total	$14,286	$11,778	$969	$488	$455	$220	$207	$81	$162	$77	$16,079	$12,644

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally requires collateral equal to 102% of the current estimated fair value of the loaned securities to be obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. During the extraordinary market events occurring beginning in the fourth quarter of 2008, the Company, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which are considered to have limited variation in their estimated fair value during the term of the loan. Securities with a cost or amortized cost of $18.5 billion and $20.8 billion and an estimated fair value of $19.7 billion and $22.9 billion were on loan under the program at March 31, 2009 and December 31, 2008, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $20.0 billion and $23.3 billion at March 31, 2009 and December 31, 2008, respectively. Of this $20.0 billion of cash collateral at March 31, 2009, $3.0 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral and $11.9 billion, $3.8 billion, $0.2 billion and $1.1 billion, respectively, were due within 30 days, 60 days, 90 days and over 90 days. The estimated fair value of the securities related to the cash collateral on open at March 31, 2009 has been reduced to $2.9 billion from $5.0 billion at December 31, 2008. Of the $2.9 billion of estimated fair value of the securities related to the cash collateral on open at March 31, 2009, $2.8 billion were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury, agency, and government guaranteed securities and very liquid residential mortgage-backed securities. Within the U.S. Treasury securities on loan, they are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $16.2 billion at March 31, 2009 and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demand when securities are put back to the Company.

The following table represents, at March 31, 2009, when the Company may be obligated to return cash collateral received in connection with its securities lending program. Cash collateral is required to be returned when the related loaned security is returned to the Company.

	March 31, 2009
	Cash Collateral	% of Total
	(In millions)

Open	$2,962	14.8%
Less than thirty days	11,909	59.6
Greater than thirty days to sixty days	3,824	19.1
Greater than sixty days to ninety days	200	1.0
Greater than ninety days	1,097	5.5

Total	$19,992	100.0%

Security collateral of $36 million and $279 million on deposit from counterparties in connection with the securities lending transactions at March 31, 2009 and December 31, 2008, respectively, may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Assets on Deposit, Held in Trust and Pledged as Collateral

The assets on deposit, assets held in trust and assets pledged as collateral are summarized in the table below. The amounts presented in the table below are at estimated fair value for cash, fixed maturity and equity securities and at carrying value for mortgage loans.

	March 31, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$1,256	$1,282
Assets held in trust:
Collateral financing arrangements (2)	5,209	4,754
Reinsurance arrangements (3)	1,517	1,714
Assets pledged as collateral:
Debt and funding agreements — FHLB of NY (4)	23,059	20,880
Debt and funding agreements — FHLB of Boston (4)	939	1,284
Funding agreements — Farmer MAC (5)	2,875	2,875
Federal Reserve Bank of New York (6)	2,708	1,577
Collateral financing arrangements — Holding Company (7)	641	316
Derivative transactions (8)	1,742	1,744
Short sale agreements (9)	424	346
Other	180	180

Total assets on deposit, held in trust and pledged as collateral	$40,550	$36,952

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities in support of its debt and funding agreements with the FHLB of NY and the FHLB of Boston.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation (“Farmer MAC”).

(6)	The Company has pledged qualifying mortgage loans and securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of these Federal Home Loan Bank, Farmer MAC and Federal Reserve Bank of New York arrangements are described in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

(9)	Certain of the Company’s trading securities are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

See also “— Investments — Securities Lending” for the amounts of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program.

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

At March 31, 2009 and December 31, 2008, trading securities at estimated fair value were $922 million and $946 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $130 million and $57 million, respectively. The Company had pledged $424 million and $346 million of its assets, at estimated fair value, consisting of trading securities and cash and cash equivalents, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at March 31, 2009 and December 31, 2008, respectively.

Interest and dividends earned on trading securities in addition to the net realized and unrealized gains (losses) recognized on the trading securities and the related short sale agreement liabilities included within net investment income (loss) totaled $17 million and ($51) million for the three months ended March 31, 2009 and 2008, respectively. Included within unrealized gains (losses) on such trading securities and short sale agreement liabilities are changes in estimated fair value of $13 million and ($42) million for the three months ended March 31, 2009 and 2008, respectively. In the three months ended March 31, 2008, unrealized losses recognized for trading securities, due to volatility in the equity and credit markets, were in excess of interest and dividends earned and net realized gains (losses) on securities sold.

The trading securities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2009
	Trading		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$718	78%	$130	100%
Significant other observable inputs (Level 2)	99	11	—	—
Significant unobservable inputs (Level 3)	105	11	—	—

Total estimated fair value	$922	100%	$130	100%

A rollforward of the fair value measurements for trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2009 is as follows:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$175
Total realized/unrealized gains (losses) included in:
Earnings	1
Other comprehensive loss	—
Purchases, sales, issuances and settlements	(65)
Transfer in and/or out of Level 3	(6)

Balance, end of period	$105

See “— Summary of Critical Accounting Estimates” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 16.8% and 15.9% of the Company’s total cash and invested assets at March 31, 2009 and December 31, 2008, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	March 31, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$35,853	67.6%	$35,965	70.1%
Agricultural mortgage loans	12,066	22.7	12,234	23.8
Consumer loans	1,155	2.2	1,153	2.2

Loans held-for-investment	49,074	92.5	49,352	96.1
Mortgage loans held-for-sale	3,970	7.5	2,012	3.9

Total	$53,044	100.0%	$51,364	100.0%

At March 31, 2009 and December 31, 2008, mortgage loans held-for-sale include $3,964 million and $1,975 million, respectively, of residential mortgage loans held-for-sale carried under the fair value option, which included $3,753 million and $1,798 million of Level 2 mortgage loans held-for-sale and $211 million and $177 million of Level 3 mortgage loans held-for-sale at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, mortgage loans held-for-sale also include $6 million and $37 million, respectively, of commercial and residential mortgage loans held-for-sale which are carried at the lower of amortized cost or estimated fair value.

At March 31, 2009, the Company held $235 million in mortgage loans which are carried at estimated fair value based on the value of the underlying collateral or independent broker quotations, if lower, all of which relates to impaired mortgage loans held-for-investment. These impaired mortgage loans were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value is categorized as Level 3. Included within net investment gains (losses) for such impaired mortgage loans are net impairments of $26 million for the three months ended March 31, 2009.

Commercial Mortgage Loans By Geographic Region and Property Type.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at:

	March 31, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$8,757	24.4%	$8,837	24.6%
South Atlantic	8,064	22.5	8,101	22.5
Middle Atlantic	6,129	17.1	5,931	16.5
International	3,350	9.3	3,414	9.5
West South Central	3,006	8.4	3,070	8.5
East North Central	2,580	7.2	2,591	7.2
New England	1,517	4.2	1,529	4.3
Mountain	1,049	2.9	1,052	2.9
West North Central	682	1.9	716	2.0
East South Central	465	1.4	468	1.3
Other	254	0.7	256	0.7

Total	$35,853	100.0%	$35,965	100.0%

Property Type
Office	$15,215	42.4%	$15,307	42.6%
Retail	8,002	22.3	8,038	22.3
Apartments	4,062	11.3	4,113	11.4
Hotel	3,058	8.6	3,078	8.6
Industrial	2,818	7.9	2,901	8.1
Other	2,698	7.5	2,528	7.0

Total	$35,853	100.0%	$35,965	100.0%

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

The Company records valuation allowances for certain of the loans that it deems impaired. The Company’s valuation allowances are established both on a loan specific basis for those loans where a property or market specific risk has been identified that could likely result in a future default, as well as for pools of loans with similar high risk characteristics where a property specific or market risk has not been identified. Loan specific valuation allowances are established for the excess carrying value of the mortgage loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral or the loan’s estimated fair value if the loan is being sold. Valuation allowances for pools of loans are established based on property types and loan to value risk factors. The Company records valuation allowances as investment losses. The Company records subsequent adjustments to allowances as investment gains (losses).

Recent economic events causing deteriorating market conditions, low levels of liquidity and credit spread widening have all adversely impacted the mortgage and consumer loan markets. As a result, commercial real estate, agricultural and residential loan market fundamentals have weakened. The Company expects continued pressure on these fundamentals, including but not limited to declining rent growth, increased vacancies, rising delinquencies and declining property values. These deteriorating factors have been considered in the Company’s ongoing, systematic and comprehensive review of the mortgage and consumer loan portfolios, resulting in higher writedown amounts and valuation allowances for the first quarter of 2009 as compared to the prior period.

The following table presents the amortized cost and valuation allowance for commercial mortgage loans held-for-investment distributed by loan classification at:

	March 31, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$36,073	99.7%	$313	0.9%	$36,192	100.0%	$232	0.6%
Restructured	—	—	—	—	—	—	—	—
Potentially delinquent	3	—	—	—	2	—	—	—
Delinquent or under foreclosure	105	0.3	15	14.3	3	—	—	—

Total	$36,181	100.0%	$328	0.9%	$36,197	100.0%	$232	0.6%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans held-for-investment for the:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$232
Additions	99
Deductions	(3)

Balance, end of period	$328

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type.

Of the $12.2 billion of agricultural mortgage loans outstanding at March 31, 2009, 56% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans held-for-investment distributed by loan classification at:

	March 31, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$11,845	97.5%	$19	0.2%	$12,054	98.0%	$16	0.1%
Restructured	—	—	—	—	1	—	—	—
Potentially delinquent	198	1.6	28	14.1	133	1.1	18	13.5
Delinquent or under foreclosure	108	0.9	38	35.2	107	0.9	27	25.2

Total	$12,151	100.0%	$85	0.7%	$12,295	100.0%	$61	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans held-for-investment for the:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$61
Additions	28
Deductions	(4)

Balance, end of period	$85

Consumer Loans.  Consumer loans consist of residential mortgage loans and auto loans held-for-investment.

The following table presents the amortized cost and valuation allowances for consumer loans held-for-investment distributed by loan classification at:

	March 31, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$1,111	94.9%	$15	1.4%	$1,116	95.8%	$11	1.0%
Restructured	3	0.3	—	—	—	—	—	—
Potentially delinquent	19	1.6	—	—	17	1.5	—	—
Delinquent or under foreclosure	37	3.2	—	—	31	2.7	—	—

Total	$1,170	100.0%	$15	1.3%	$1,164	100.0%	$11	0.9%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans held-for-investment for the:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$11
Additions	4
Deductions	—

Balance, end of period	$15

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. At March 31, 2009 and December 31, 2008, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $7.4 billion and $7.6 billion, respectively, or 2.3% and 2.4%, respectively, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of equity method real estate joint ventures is stated at the Company’s equity, while cost method real estate joint ventures are stated at cost, in the real estate joint ventures net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate holdings at:

	March 31, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Real estate	$4,058	55.0%	$4,061	53.5%
Real estate joint ventures	3,319	45.0	3,522	46.5
Foreclosed real estate	3	—	2	—

	7,380	100.0	7,585	100.0
Real estate held-for-sale	1	—	1	—

Total real estate holdings	$7,381	100.0%	$7,586	100.0%

The Company’s carrying value of real estate held-for-sale of $1 million at both March 31, 2009 and December 31, 2008, has been reduced by impairments of $1 million at both March 31, 2009 and December 31, 2008.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Net investment income from real estate joint ventures and funds within the real estate and real estate joint venture caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. For the three months ended March 31, 2009 and 2008, net investment income (loss) from real estate and real estate joint ventures was ($85) million and $174 million, respectively. The negative returns from real estate and real estate joint ventures, of ($85) million in first quarter 2009 and the year over year decrease of net investment income (loss) of ($259) million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced lower occupancy rates which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. For equity method real estate joint ventures and funds, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. Accordingly, those financial statements are received and reviewed on a lag basis after the close of the joint ventures’ or funds’ financial reporting periods, and the Company records the equity in earnings, generally on a one reporting period lag. In addition, due to the lag in reporting of the joint ventures’ and funds’ results to the Company, the volatility in the real estate markets experienced in late 2008 and first quarter 2009, may unfavorably impact net investment income in subsequent quarters in 2009, as those results are reported to the Company.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $5.4 billion and $6.0 billion at March 31, 2009 and December 31, 2008, respectively. Included within other limited partnership interests at March 31, 2009 and December 31, 2008 are $1.0 billion and $1.3 billion, respectively, of hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. For equity method limited partnership interests, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. Accordingly, those financial statements are received and reviewed on a lag basis after the close of the partnerships’ financial reporting periods, and the Company records the equity in earnings, generally on a one reporting period lag. The Company’s investments in other limited partnership interests represented 1.7% and 1.9% of total investments at March 31, 2009 and December 31, 2008, respectively.

For the three months ended March 31, 2009 and 2008, net investment income (loss) from other limited partnership interests was ($253) million and $132 million, respectively. The negative returns from other limited partnership interests, including hedge funds, in first quarter 2009 and the decrease of net investment income (loss) of ($385) million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, was primarily due to volatility in the equity and credit in the financial markets. Management anticipates that the significant volatility in the equity and credit markets may continue in subsequent quarters in 2009 which could continue to impact net investment income and the related yields on other limited partnership interests. In addition, due to the lag in reporting of the other limited partnership interests results to the Company, the volatility and lack of liquidity in the equity and credit markets incurred in late 2008 and in first quarter 2009, may unfavorably impact net investment income in subsequent quarters in 2009, as those results are reported to the Company.

At March 31, 2009 and at December 31, 2008, the Company held $74 million and $137 million, respectively, in cost basis other limited partnership interests which were impaired during the three months ended March 31, 2009 based on the underlying limited partnership financial statements. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process, to the severity and duration of unrealized losses on such other limited partnership interests holdings. These other limited partnership interests were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such other limited partnerships are impairments of $96 million for the three months ended March 31, 2009. There were no impairments for the three months ended March 31, 2008.

Other Invested Assets

Other invested assets represents 4.8% and 5.3% of total cash and invested assets at March 31, 2009 and December 31, 2008, respectively. The following table presents the carrying value of the Company’s other invested assets at:

	March 31, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$9,351	61.8%	$12,306	71.3%
Leveraged leases, net of non-recourse debt	2,158	14.3	2,146	12.4
Joint venture investments	752	5.0	751	4.4
Tax credit partnerships	678	4.5	503	2.9
Funding agreements	400	2.6	394	2.3
Mortgage servicing rights	405	2.7	191	1.1
Funds withheld	474	3.1	62	0.4
Other	912	6.0	895	5.2

Total	$15,130	100.0%	$17,248	100.0%

See “— Derivative Financial Instruments” regarding the freestanding derivatives with positive estimated fair values. Joint venture investments accounted for on the equity method and represent our investment in insurance underwriting joint ventures in Japan, Chile and China. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits, and which are accounted for under the equity method. Funding agreements represent arrangements where the Company has long-term interest bearing amounts on deposit with third parties and are generally stated at amortized cost. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements.

Mortgage Servicing Rights

The following table presents the changes in capitalized mortgage servicing rights for the three months ended March 31, 2009:

Carrying Value
(In millions)

Fair value, beginning of period	$191
Acquisition of mortgage servicing rights	235
Reduction due to loan payments	(25)
Reduction due to sales	—
Changes in fair value due to:
Changes in valuation model inputs or assumptions	3
Other changes in fair value	1

Fair value, end of period	$405

The Company recognizes the rights to service residential mortgage loans as mortgage servicing rights. MSRs are either acquired or are generated from the sale of originated residential mortgage loans where the servicing rights are retained by the Company. MSRs are carried at estimated fair value and changes in estimated fair value, primarily due to changes in valuation inputs and assumptions and to the collection of expected cash flows, are reported in other revenues in the period in which the change occurs. The estimated fair value of MSRs is categorized as Level 3. See also Notes 1 and 24 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further information about how the estimated fair value of mortgage servicing rights is determined and other related information.

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, was $10.9 billion and $13.9 billion at March 31, 2009 and December 31, 2008, respectively.

Derivative Financial Instruments

Derivatives.  The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for a comprehensive description of the nature of the Company’s derivative instruments, including the strategies for which derivatives are used in managing various risks.

The following table presents the notional amount, estimated fair value, and primary underlying risk exposure of Company’s derivative financial instruments, excluding embedded derivatives, held at:

		March 31, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Instrument Types	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$34,678	$3,204	$1,248	$34,060	$4,617	$1,468
	Interest rate floors	29,191	875	81	48,517	1,748	—
	Interest rate caps	20,136	46	—	24,643	11	—
	Interest rate futures	11,573	21	22	13,851	44	117
	Interest rate options	—	—	—	2,365	939	35
	Interest rate forwards	17,071	75	70	16,616	49	70
	Synthetic GICs	4,297	—	—	4,260	—	—
Foreign currency	Foreign currency swaps	18,665	1,653	1,606	19,438	1,953	1,866
	Foreign currency forwards	5,800	68	214	5,167	153	129
	Currency options	878	46	—	932	73	—
	Non-derivative hedging instruments (2)	351	—	317	351	—	323
Credit	Swap spreadlocks	955	—	61	2,338	—	99
	Credit default swaps	6,188	247	67	5,219	152	69
Equity market	Equity futures	6,148	108	63	6,057	1	88
	Equity options	14,189	2,623	451	5,153	2,150	—
	Variance swaps	9,402	385	4	9,222	416	—
	Other	250	—	122	250	—	101

	Total	$179,772	$9,351	$4,326	$198,439	$12,306	$4,365

(1)	The estimated fair value of all derivatives in an asset position are reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

Hedging.  The following table presents the notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments under SFAS 133 by type of hedge designation at:

	March 31, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$6,504	$604	$534	$6,093	$467	$550
Interest rate swaps	4,318	1,095	121	4,141	1,338	153

Subtotal	10,822	1,699	655	10,234	1,805	703

Cash Flow Hedges:
Foreign currency swaps	3,506	369	317	3,782	463	381
Interest rate swaps	—	—	—	286	—	6

Subtotal	3,506	369	317	4,068	463	387

Foreign Operations Hedges:
Foreign currency forwards	1,610	13	63	1,670	32	50
Foreign currency swaps	164	5	—	164	1	—
Non-derivative hedging instruments	351	—	317	351	—	323

Subtotal	2,125	18	380	2,185	33	373

Total Qualifying Hedges	$16,453	$2,086	$1,352	$16,487	$2,301	$1,463

Not Designated or Not Qualifying as Hedging.  The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments under SFAS 133 by derivative type at:

	March 31, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$30,360	$2,109	$1,127	$29,633	$3,279	$1,309
Interest rate floors	29,191	875	81	48,517	1,748	—
Interest rate caps	20,136	46	—	24,643	11	—
Interest rate futures	11,573	21	22	13,851	44	117
Interest rate options	—	—	—	2,365	939	35
Interest rate forwards	17,071	75	70	16,616	49	70
Synthetic GICs	4,297	—	—	4,260	—	—
Foreign currency swaps	8,491	675	755	9,399	1,022	935
Foreign currency forwards	4,190	55	151	3,497	121	79
Currency options	878	46	—	932	73	—
Swaps spreadlocks	955	—	61	2,338	—	99
Credit default swaps	6,188	247	67	5,219	152	69
Equity futures	6,148	108	63	6,057	1	88
Equity options	14,189	2,623	451	5,153	2,150	—
Variance swaps	9,402	385	4	9,222	416	—
Other	250	—	122	250	—	101

Total Non-qualifying Hedges	$163,319	$7,265	$2,974	$181,952	$10,005	$2,902

The following table presents the effects on the consolidated statements of income of derivatives in cash flow, fair value, or non-qualifying hedge relationships:

	Net Investment	Net Investment	Policyholder Benefits	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)
	(In millions)

For the Three Months Ended March 31, 2009:
Non-qualifying Hedges
Interest rate swaps	$(592)	$(2)	$—	$9
Interest rate floors	(551)	—	—	—
Interest rate caps	(25)	—	—	—
Interest rate futures	(118)	(6)	—	—
Equity futures	433	27	113	—
Foreign currency swaps	78	—	—	—
Foreign currency forwards	1	(24)	—	—
Currency options	(21)	—	—	—
Equity options	52	(18)	—	—
Interest rate options	(353)	—	—	—
Interest rate forwards	1	—	—	(16)
Variance swaps	(23)	(2)	—	—
Swap spreadlocks	(47)	—	—	—
Credit default swaps	89	(3)	—	—
Synthetic GICs	—	—	—	—
Other	(20)	—	—	—

Subtotal	(1,096)	(28)	113	(7)

Fair Value Hedges (4)
Foreign currency swaps	5	—	—	—

Subtotal	5	—	—	—

Cash Flow Hedges
Foreign currency swaps	(39)	—	—	—

Subtotal	(39)	—	—	—

Total	$(1,130)	$(28)	$113	$(7)

For the Three Months Ended March 31, 2008:
Non-qualifying Hedges	68	76	57	—
Fair Value Hedges	5	—	—	—
Cash Flow Hedges	58	(2)	—	—

Total	$131	$74	$57	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of liabilities embedded in certain variable annuity products offered by the Company.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Net of the gains or losses recognized on the hedged item.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2009
	Derivative		Derivative
	Assets		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$136	1%	155	4%
Significant other observable inputs (Level 2)	6,055	65	3,279	82
Significant unobservable inputs (Level 3)	3,160	34	575	14

Total estimated fair value	$9,351	100%	$4,009	100%

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

Derivatives categorized as Level 3 at March 31, 2009 include: swap spread locks with maturities which extend beyond observable periods; interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; implied volatility swaps with unobservable volatility inputs; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments.

At March 31, 2009 and December 31, 2008, 1.2% and 2.7% of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2009 is as follows:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$2,547
Total realized/unrealized gains (losses) included in:
Earnings	24
Other comprehensive loss	(77)
Purchases, sales, issuances and settlements	94
Transfer in and/or out of Level 3	(3)

Balance, end of period	$2,585

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At March 31, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $4,347 million and $7,758 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions. At March 31, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with an estimated fair value of $748 million and $1,249 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at March 31, 2009 and December 31, 2008, none of the collateral had been sold or repledged.

At March 31, 2009 and December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $777 million and $776 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. In addition, the Company has exchange-traded futures, which require the pledging of collateral. At March 31, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $276 million and $282 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At March 31, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $689 million and $686 million, respectively, which is included in premiums and other receivables.

Credit Derivatives.  In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1,858 million and $1,875 million at March 31, 2009 and December 31, 2008, respectively. However, the Company believes that any actual future losses will be significantly lower than this amount. Additionally, the Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2009 and December 31, 2008, the Company would have paid $35 million and $37 million to terminate all of these contracts, respectively.

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2009
	Net Embedded Derivatives Within
	Asset Host		Liability Host
	Contracts		Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(110)	(6)
Significant unobservable inputs (Level 3)	222	100	2,034	106

Total estimated fair value	$222	100%	$1,924	100%

A rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended March 31, 2009 is as follows:

Three Months Ended
March 31, 2009
(In millions)

Balance, beginning of period	$(2,929)
Total realized/unrealized gains (losses) included in:
Earnings	1,101
Other comprehensive income (loss)	41
Purchases, sales, issuances and settlements	(25)
Transfer in and/or out of Level 3	—

Balance, end of period	$(1,812)

Effective January 1, 2008, upon adoption of SFAS 157, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. For the three months ended March 31, 2009, the Company recognized net investment gains of $828 million in connection with this adjustment.

See “— Summary of Critical Accounting Estimates — Embedded Derivatives” for further information on the estimates and assumptions that affect the amounts reported above.

Variable Interest Entities

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at March 31, 2009 and December 31, 2008. Generally, creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company.

	March 31, 2009		December 31, 2008
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$2,781	$—	$2,361	$—
Real estate joint ventures (2)	30	16	26	15
Other limited partnership interests (3)	163	50	20	3
Other invested assets (4)	28	2	10	3

Total	$3,002	$68	$2,417	$21

(1)	See ‘‘— Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements” for a description of the MRSC collateral financing arrangement. At March 31, 2009 and December 31, 2008, these assets are reflected at estimated fair value and consist of the following:

	March 31, 2009	December 31, 2008
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$858	$948
Residential mortgage-backed securities	563	561
U.S. Treasury, agency and government guaranteed securities	501	—
Asset-backed securities	465	409
Commercial mortgage-backed securities	101	98
Foreign corporate securities	99	95
State and political subdivision securities	21	21
Foreign government securities	5	5
Cash and cash equivalents (including $0 and $60 million, respectively, of cash held-in-trust)	168	224

Total	$2,781	$2,361

(2)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At March 31, 2009 and December 31, 2008, the assets consist of $24 million and $20 million, respectively, of real estate and real estate joint ventures held-for-investment, $5 million and $5 million, respectively, of cash and cash equivalents and $1 million and $1 million, respectively, of other assets. At March 31, 2009, liabilities consist of $14 million and $2 million of other liabilities and long-term debt, respectively. At December 31, 2008, liabilities consist of $15 million of other liabilities.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At March 31, 2009 and December 31, 2008, the assets of $163 million and $20 million, respectively, are included within other limited partnership interests while the liabilities of $50 million and $3 million, respectively, are included within other liabilities.

(4)	Other invested assets includes tax-credit partnerships and other investments established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At March 31, 2009 and December 31, 2008, the assets of $28 million and $10 million, respectively, are included within other invested assets. At March 31, 2009 and December 31, 2008, the liabilities consist of $1 million and $2 million, respectively, of long-term debt and less than $1 million and $1 million, respectively, of other liabilities.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount (1)	to Loss (2)	Amount (1)	to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$465	$465	$1,080	$1,080
U.S. corporate securities	338	338	992	992
Real estate joint ventures	32	32	32	32
Other limited partnership interests	2,616	2,992	3,496	4,004
Other invested assets	351	167	318	108

Total	$3,802	$3,994	$5,918	$6,216

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by tax credits guaranteed by third parties of $268 million and $278 million at March 31, 2009 and December 31, 2008, respectively.

As described in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, MetLife did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2009.

Separate Accounts

The Company had $114.4 billion and $120.8 billion held in its separate accounts, for which the Company does not bear investment risk, at March 31, 2009 and December 31, 2008, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1 on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

The separate accounts measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	March 31, 2009
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$80,517	70.4%
Significant other observable inputs (Level 2)	32,349	28.3
Significant unobservable inputs (Level 3)	1,500	1.3

Total estimated fair value	$114,366	100.0%

Policyholder Liabilities

The Company establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For a description of the nature of the Company’s future policy benefits, policyholder account balances, other policyholder funds, policyholder dividends payable and policyholder dividend obligations, see the 2008 Annual Report under the caption “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities,” as well as Notes 1 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements also included therein. An analysis of certain policyholder liabilities at March 31, 2009 and December 31, 2008 are as follows:

	Future Policy		Policyholder Account		Other Policyholder
	Benefits		Balances		Funds
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008
	(In millions)

Institutional:
Group life	$3,356	$3,346	$14,296	$14,044	$2,674	$2,532
Retirement & savings	40,171	40,320	55,495	60,787	41	58
Non-medical health & other	11,866	11,619	501	501	593	609
Individual:
Traditional life	53,345	52,968	1	1	1,565	1,423
Variable & universal life	1,240	1,129	15,211	15,062	1,463	1,452
Annuities	3,933	3,655	47,482	44,282	92	88
Other	—	2	2,656	2,524	1	1
International	9,479	9,241	5,340	5,654	1,302	1,227
Auto & Home	3,015	3,083	—	—	38	43
Corporate & Other	5,204	5,192	7,586	6,950	367	329

Total	$131,609	$130,555	$148,568	$149,805	$8,136	$7,762

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

For more details on policyholder liabilities see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”

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

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously at March 31, 2009 and December 31, 2008, respectively. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future. None of the GMIB guarantees are eligible for a guaranteed annuitization prior to 2011.

Guarantees, including portions thereof, accounted for as embedded derivatives under SFAS 133, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include GMAB, the non life-contingent portion of GMWB and the portion of certain GMIB that do not require annuitization. For more detail on the determination of estimated fair value, see Note 24 of the Notes to the Consolidated Financial Statements in the 2008 Annual Report.

The table below contains the carrying value for guarantees included in policyholder account balances:

	March 31, 2009	December 31, 2008
	(In millions)

Individual:
Guaranteed minimum accumulation benefit	$158	$169
Guaranteed minimum withdrawal benefit	454	750
Guaranteed minimum income benefit	803	1,043
International:
Guaranteed minimum accumulation benefit	192	271
Guaranteed minimum withdrawal benefit	427	901

Total	$2,034	$3,134

Included in net investment gains (losses) for the three months ended March 31, 2009 and 2008 were gains of $1,086 million and losses of $461 million, respectively, in embedded derivatives related to the change in estimated fair value of the above guarantees. The carrying amount of guarantees accounted for at estimated fair value includes an adjustment for the Company’s own credit. In connection with this adjustment, gains of $828 million are included in the gain of $1,086 million in net investment gains (losses) for the three months ended March 31, 2009 and gains of $354 million are included in the loss of $461 million in net investment gains (losses) for the three months ended March 31, 2008.

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

The table below contains the carrying value of the derivatives hedging guarantees accounted for as embedded derivatives:

		March 31, 2009			December 31, 2008
Primary Underlying		Notional	Fair Value		Notional	Fair Value
Risk Exposure	Derivative Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$8,001	$504	$52	$5,572	$632	$7
	Financial futures	8,133	11	21	9,264	36	56
Foreign currency	Foreign currency forwards	1,170	—	85	1,017	49	4
	Currency options	568	44	—	582	68	—
Equity market	Equity futures	4,761	107	43	4,660	1	65
	Equity options	13,810	2,464	451	4,842	1,997	—
	Variance Swaps	9,015	367	5	8,835	396	—

	Total	$45,458	$3,497	$657	$34,772	$3,179	$132

Included in net investment gains (losses) for the three months ended March 31, 2009 and 2008 were gains of $96 million and $681 million, respectively, related to the change in estimated fair value of the above derivatives.

Guarantees, including portions thereof, accounted for under SOP 03-1 have liabilities established that are included in future policy benefits. Guarantees accounted for in this manner include guaranteed minimum death benefits, the life-contingent portion of certain GMWB, and the portion of GMIB that require annuitization. These liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios use best estimate assumptions consistent with those used to amortize deferred acquisition costs. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, the SOP 03-1 reserves will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than that previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, the Company updates the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings.

The table below contains the carrying value for guarantees included in future policy benefits:

	March 31, 2009	December 31, 2008
	(In millions)

Individual:
Guaranteed minimum death benefit	$256	$204
Guaranteed minimum income benefit	532	403
International:
Guaranteed minimum death benefit	46	39

Total	$834	$646

Included in policyholder benefits and claims for the three months ended March 31, 2009 is a charge of $188 million related to the change in liabilities for the above guarantees.

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

Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the three months ended March 31, 2009 and 2008 were gains of $16 million and $0, respectively, related to reinsurance treaties containing embedded derivatives carried at estimated fair value and gains of $113 million and $57 million, respectively related to freestanding derivatives.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Asset/Liability Management (ALM).  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The asset/liability management process is the shared responsibility of the Financial Risk Management and Asset/Liability Management Unit, Enterprise Risk Management, the Portfolio Management Unit, and the senior members of the operating business segments and is governed by the ALM Committee. The ALM Committee’s duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the asset/liability management process on a periodic basis. The directives of the ALM Committee are carried out and monitored through ALM Working Groups which are set up to manage by product type.

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

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and net embedded derivatives within liability host contracts which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and asset/liability management strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. Asset/liability management strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability” in the 2008 Annual Report.

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

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Benefit Riders — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living benefit riders. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign denominated bonds or equity exposures to US dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at March 31, 2009. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of the Company’s future financial performance. The Company cannot ensure that its actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

•	the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes other significant real estate holdings and liabilities pursuant to insurance contracts; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at March 31, 2009:

March 31, 2009
(In millions)

Non-trading:
Interest rate risk	$3,415
Foreign currency exchange rate risk	$579
Equity price risk	$437
Trading:
Interest rate risk	$2
Foreign currency exchange rate risk	$4

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at March 31, 2009 by type of asset or liability:

	March 31, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value (3)	Curve
	(In millions)

Assets
Fixed maturity securities		$191,415	$(2,652)
Equity securities		2,817	—
Trading securities		922	(2)
Mortgage and consumer loans:
Held-for-investment		47,666	(167)
Held-for-sale		3,970	(9)

Mortgage and consumer loans, net		51,636	(176)
Policy loans		11,715	(162)
Real estate joint ventures (1)		156	—
Other limited partnership interests (1)		2,038	—
Short-term investments		10,896	(3)
Other invested assets:
Derivative assets	$115,399	9,351	(1,660)
Mortgage servicing rights		405	40
Other		1,249	(9)
Cash and cash equivalents		19,424	—
Accrued investment income		3,142	—
Premiums and other receivables		3,258	(208)
Other assets		654	(24)
Net embedded derivatives within asset host contracts (2)		222	(26)
Mortgage loan commitments	$2,183	(168)	(3)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$806	(158)	—

Total Assets			$(4,885)

Liabilities
Policyholder account balances		$94,681	$1,139
Short-term debt		5,878	—
Long-term debt		9,237	162
Collateral financing arrangements		1,460	(40)
Junior subordinated debt securities		1,254	28
Payables for collateral under securities loaned and other transactions		24,341	—
Other liabilities:
Derivative liabilities	$64,022	4,009	(346)
Trading liabilities		130	1
Other		1,287	—
Net embedded derivatives within liability host contracts (2)		1,924	524

Total Liabilities			$1,468

Net Change			$(3,417)

	March 31, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in the Yield
	Amount	Fair Value	Amount	Fair Value	Fair Value	Curve-Net
	(In millions)
Derivative Instruments
Interest rate swaps	$17,461	$3,204	$17,217	$1,248	$4,452	$(598)
Interest rate floors	23,373	875	5,818	81	956	(103)
Interest rate caps	20,130	46	6	—	46	17
Interest rate futures	6,560	21	5,013	22	43	(1,227)
Interest rate forwards	9,313	75	7,758	70	145	18
Synthetic GICs	4,297	—	—	—	—	—
Foreign currency swaps	9,550	1,653	9,115	1,606	3,259	(43)
Foreign currency forwards	1,633	68	4,167	214	282	1
Currency options	878	46	—	—	46	—
Swap spreadlocks	—	—	955	61	61	—
Credit default swaps	3,631	247	2,557	67	314	(1)
Equity futures	1,823	108	4,325	63	171	—
Equity options	8,120	2,623	6,069	451	3,074	(53)
Variance swaps	8,630	385	772	4	389	(11)
Other	—	—	250	122	122	(6)

Total Derivative Instruments	$115,399	$9,351	$64,022	$4,009	$13,360	$(2,006)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $1,282 million, or approximately 27%, to $3,417 million at March 31, 2009 from $4,699 million at December 31, 2008. An increase in the duration of the portfolio, a change in the volume of liabilities with guarantees, a decrease in the net embedded derivatives and a decrease in the use of derivatives decreased risk by $268 million, $261 million, $308 million and $529 million, respectively. This was partially offset by an increase in interest rates across the long end of the swaps and U.S. Treasury curves resulting in an increase in the interest rate risk of $111 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis:  Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at March 31, 2009 by type of asset or liability:

	March 31, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in the Foreign
	Amount	Fair Value (1)	Exchange Rate
	(In millions)

Assets
Fixed maturity securities		$191,415	$(1,595)
Trading securities		922	(4)
Mortgage and consumer loans:
Held-for-investment		47,666	(295)
Held-for-sale		3,970	(25)

Mortgage and consumer loans, net		51,636	(320)
Policy loans		11,715	(33)
Short-term investments		10,896	(88)
Other invested assets:
Derivative assets	$115,399	9,351	37
Mortgage servicing rights		405	—
Other		1,249	(48)
Accrued investment income		3,142	(8)
Cash and cash equivalents		19,424	(106)

Total Assets			$(2,165)

Liabilities
Policyholder account balances		$94,681	$1,307
Long-term debt		9,237	75
Derivative liabilities	$64,022	4,009	140
Net embedded derivatives within liability host contracts(2)		1,924	60

Total Liabilities			$1,582

Net Change			$(583)

	March 31, 2009
	Assets		Liabilities			Assuming a
		Estimated		Estimated	Total	10% Increase
	Notional	Fair	Notional	Fair	Estimated	in the Foreign
	Amount	Value	Amount	Value	Fair Value	Exchange Rate
	(In millions)

Derivative Instruments:
Interest rate swaps	$17,461	$3,204	$17,217	$1,248	$1,956	$(8)
Interest rate floors	23,373	875	5,818	81	794	—
Interest rate caps	20,130	46	6	—	46	—
Interest rate futures	6,560	21	5,013	22	(1)	5
Interest rate forwards	9,313	75	7,758	70	5	—
Synthetic GICs	4,297	—	—	—	—	—
Foreign currency swaps	9,550	1,653	9,115	1,606	47	47
Foreign currency forwards	1,633	68	4,167	214	(146)	219
Currency options	878	46	—	—	46	(9)
Swap spreadlocks	—	—	955	61	(61)	—
Credit default swaps	3,631	247	2,557	67	180	—
Equity futures	1,823	108	4,325	63	45	11
Equity options	8,120	2,623	6,069	451	2,172	(82)
Variance swaps	8,630	385	772	4	381	(6)
Other	—	—	250	122	(122)	—

Total Derivative Instruments	$115,399	$9,351	$64,022	$4,009	$5,342	$(177)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $57 million, or 11%, to $583 million at March 31, 2009 from $526 million at December 31, 2008 due to numerous immaterial items. This increase was due to the increase in the volume of liabilities with guarantees of $119 million offset by a decrease in the net embedded derivatives of $60 million. The remainder of the fluctuation is attributable to numerous immaterial items which offset each other.

Sensitivity Analysis: Equity Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at March 31, 2009 by type of asset or liability:

	March 31, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in Equity
	Amount	Fair Value (1)	Prices
	(In millions)
Assets
Equity securities		$2,817	$222
Other invested assets:
Derivative assets	$115,399	9,351	(389)
Net embedded derivatives within asset host contracts (2)		222	(18)

Total Assets			$(185)

Liabilities
Policyholder account balances		$94,681	$84
Other liabilities:
Derivative liabilities	$64,022	4,009	(552)
Net embedded derivatives within liability host contracts (2)		1,924	216

Total Liabilities			$(252)

Net Change			$(437)

	March 31, 2009
	Assets		Liabilities			Assuming a
		Estimated		Estimated	Total	10% Increase
	Notional	Fair	Notional	Fair	Estimated	in Equity
	Amount	Value	Amount	Value	Fair Value	Prices
	(In millions)
Derivative Instruments
Equity futures	$1,823	$108	$4,325	$63	$45	$(652)
Equity options	8,120	2,623	6,069	451	2,172	(305)
Variance swaps	8,630	385	772	4	381	(2)
Other	—	—	250	122	(122)	18

Total Derivative Instruments	$18,573	$3,116	$11,416	$640	$2,476	$(941)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $261 million, or 60%, to $437 million at March 31, 2009 from $176 million at December 31, 2008. An increase of risk of $200 million is attributed to the use of equity derivatives employed by the Company to hedge its equity exposures, and the remainder is attributable to numerous immaterial items.

Item 4.	Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2008 Annual Report and (ii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

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

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. The court has directed the manner and form of notice to the class, but plaintiffs have not yet distributed the notice. MLIC and the Holding Company moved for summary judgment, and plaintiffs moved for partial summary judgment. The court denied the parties’ motions for summary judgment on March 30, 2009.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2008 Annual Report, MLIC received approximately 5,063 asbestos-related claims in 2008. During the three months ended March 31, 2009 and 2008, MLIC received approximately 981 and 2,005 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2009.

Regulatory Matters

On April 14, 2009, MetLife Securities, Inc. (“MSI”) received a Wells Notice from the Financial Industry Regulatory Authority (“FINRA”) stating that FINRA is considering recommending that a disciplinary action be brought against MSI. FINRA contends that during the period from March 1999 through December 2006, MSI’s registered representative supervisory system was not reasonably designed to achieve compliance with National Association of Securities Dealers (“NASD”) Conduct Rules relating to the review of registered representatives’ electronic correspondence. Under FINRA procedures, MSI can avail itself of the opportunity to respond to the FINRA staff before it makes a formal recommendation regarding whether any disciplinary action should be considered.

Other Litigation

Jacynthe Evoy-Larouche v. Metropolitan Life Ins. Co. (Que. Super. Ct., filed March 1998).  This putative class action lawsuit involving sales practices claims was filed against MLIC in Canada. Plaintiff alleged misrepresentations regarding dividends and future payments for life insurance policies and sought unspecified damages. Pursuant to a judgment dated March 11, 2009, this lawsuit was dismissed.

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On March 27, 2009, the district court heard oral argument on the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. As it is possible that the judgment could be affected during the post judgment motion practice or during appellate practice, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. Motions for class certification have been filed and briefed in both cases. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007), was filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The court granted the defendants’ motion to dismiss, and plaintiff appealed the dismissal. Simon v. Metropolitan Property and Casualty Ins. Co. (W.D. Okla., filed September 23, 2008), a fourth putative nationwide class action lawsuit relating to payment of medical providers, is pending in federal court in Oklahoma. The Company is vigorously defending against the claims in these matters.

The American Dental Association, et al. v. MetLife Inc., et al. (S.D. Fla., filed May 19, 2003).  The American Dental Association and three individual providers had sued the Holding Company, MLIC and other non-affiliated insurance companies in a putative class action lawsuit. The plaintiffs purported to represent a nationwide class of in-network providers who alleged that their claims were being wrongfully reduced by downcoding, bundling, and the improper use and programming of software. The complaint alleged federal racketeering and various state law theories of liability. On February 10, 2009, the district court granted the Company’s motion to dismiss plaintiffs’ second amended complaint, dismissing all of plaintiffs’ claims except for breach of contract claims. Plaintiffs were provided with an opportunity to re-plead the dismissed claims by February 26, 2009. Since plaintiffs never amended these claims, they were dismissed with prejudice on March 2, 2009. By order dated March 20, 2009, the district court declined to retain jurisdiction over the remaining breach of contract claims and dismissed the lawsuit. On April 17, 2009, plaintiffs filed a notice of appeal from this order.

Metropolitan Life Ins. Co. v. Park Avenue Securities, et. al. (FINRA Arbitration, filed May 2006).  MLIC commenced an action against Park Avenue Securities LLC., a registered investment adviser and broker-dealer that is an indirect wholly-owned subsidiary of The Guardian Life Insurance Company of America, alleging misappropriation of confidential and proprietary information and use of prohibited methods to solicit the Company’s customers and recruit the Company’s financial services representatives. On February 12, 2009, a FINRA arbitration panel awarded MLIC $21 million in damages, including punitive damages and attorneys’ fees. In March 2009, Park Avenue Securities filed a motion to vacate the decision. MLIC filed its opposition to this motion on April 3, 2009.

Roberts, et al. v. Tishman Speyer Properties, et al. (Sup. Ct., N.Y. County, filed January 22, 2007).  This lawsuit was filed by a putative class of “market rate” tenants at Stuyvesant Town and Peter Cooper Village against parties including Metropolitan Tower Life Insurance Company and Metropolitan Insurance and Annuity Company. This group of tenants claim that the Company, and since the sale of the properties, Tishman Speyer as current owner, improperly charged market rents when only lower regulated rents were permitted. The allegations are based on the impact of so-called J-51 tax abatements. The lawsuit seeks declaratory relief and damages for rent overcharges. In August 2007, the trial court granted the Company’s motion to dismiss and dismissed the complaint in its entirety. In March 2009, New York’s intermediate appellate court reversed the trial court’s decision and held that apartments could not be deregulated during the time that a building owner is receiving J-51 tax abatements and reinstated the lawsuit. Tishman Speyer and the Company have been granted permission to appeal this decision to the New York Court of Appeals, where the Company will continue to vigorously defend against the claims in this lawsuit.

Thomas, et al. v. Metropolitan Life Ins. Co., et al. (W.D. Okla., filed January 31, 2007).  A putative class action complaint was filed against MLIC and MSI. Plaintiffs assert legal theories of violations of the federal securities laws and violations of state laws with respect to the sale of certain proprietary products by the Company’s agency distribution group. Plaintiffs seek rescission, compensatory damages, interest, punitive damages and attorneys’ fees and expenses. In January and May 2008, the court issued orders granting the defendants’ motion to dismiss in part, dismissing all of plaintiffs’ claims except for claims under the Investment Advisers Act. Defendants’ motion to dismiss claims under the Investment Advisers Act was denied. In March 2009, the defendants filed a motion for summary judgment. The Company is vigorously defending against the remaining claims in this matter.

Sales Practices Claims.  Over the past several years, MLIC; New England Mutual Life Insurance Company, New England Life Insurance Company and New England Securities Corporation (collectively “New England”); General American Life Insurance Company (“GALIC”); Walnut Street Securities, Inc. (“Walnut Street Securities”) and MSI have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At March 31, 2009, there were approximately 125 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices claims against MLIC, New England, GALIC, MSI and Walnut Street Securities.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2008 Annual Report.

There Can be No Assurance that Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility. The U.S. Treasury has published outlines of programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, that could lead to purchases from banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak. Legislation is pending in Congress that will allow bankruptcy judges in certain bankruptcy proceedings to alter the terms of certain mortgages, including reducing the principal amount of the loan.

There can be no assurance as to what impact such actions will have on the financial markets, whether on the level of volatility, the level of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Continued volatility, low levels of credit availability and low prices for financial assets materially and adversely affect our business, financial condition and results of operations and the trading price of our common stock. Furthermore, if the mortgage-related legislation is passed, it could cause loss of principal on certain of our nonagency prime residential mortgage backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities. See “Risk Factors — We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2008 Annual Report. In addition, the Federal Government (including the FDIC) and private lenders have begun programs to reduce the monthly payment obligations of mortgagors and/or reduce the principal payable on residential mortgages. As a result, we may need to engage in similar activities in order to remain competitive. The choices made by the U.S. Treasury in its distribution of amounts available under EESA and under the proposed new asset purchase programs could have the effect of supporting some parts of the financial system more than others. See “Risk Factors — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2008 Annual Report. We cannot predict whether the $700 billion of funds to be made available pursuant to EESA will be enough to stabilize the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets under one or more of the programs established in whole or in part under EESA, and some of their assets may be among those that are eligible for purchase under the programs. MetLife, Inc. and some of its affiliates may also be eligible to invest in vehicles established to purchase troubled assets from other financial institutions under these programs, and to borrow funds under other programs to purchase specified types of asset-backed securities. Furthermore, as a bank holding company, MetLife, Inc. could be selected to participate in a capital infusion program established by the U.S. Treasury under EESA, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. If we participate in a capital infusion program or if we sell assets pursuant to EESA, we may become subject to requirements and restrictions on our business, including restrictions on the compensation that we can offer or pay to certain employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively. Limits on our ability to deduct certain compensation paid to certain employees could also be imposed. We may also be subject to requirements and restrictions on our business if we participate in other programs established in whole or in part under EESA. Issuing preferred shares and warrants could also dilute the ownership interests of stockholders or affect our ability to raise capital in other transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions” in the 2008 Annual Report. In April 2009, we announced that we have elected not to participate in the Capital Purchase Program, a voluntary capital infusion program established by the U.S. Treasury under EESA. We also announced that we are one of the 19 bank holding companies participating in the U.S. Treasury’s capital planning exercise conducted under the Capital Assistance Program, another capital infusion program established by the U.S. Treasury. If some of our competitors receive funding under the Capital Purchase Program or another capital infusion program, our competitive position could be adversely affected.

The Impairment of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, could negatively impact these instruments, securities, transactions and investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century, but neither the likelihood, timing, nor the severity of a future pandemic can be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets, and could deepen the U.S. and global recession. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

Most of the jurisdictions in which our insurance subsidiaries are admitted to transact business require life and property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life and property and casualty insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2008 Annual Report.

While in the past five years, the aggregate assessments levied against MetLife have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that are currently subject to insolvency proceedings, but additional liabilities may be necessary. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insolvency Assessments” in the 2008 Annual Report

Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. From time to time, states have passed legislation that has the effect of limiting the ability of insurers to manage risk, such as legislation restricting an insurer’s ability to withdraw from catastrophe-prone areas. While we attempt to limit our exposure to acceptable levels, subject to restrictions imposed by insurance regulatory authorities, a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

Our ability to manage this risk and the profitability of our property and casualty and life insurance businesses depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See “Risk Factors — Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses” in our 2008 Annual Report.

Our Insurance Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth

Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” in the 2008 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled and operate.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” in the 2008 Annual Report.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed, including proposals for the establishment of an optional federal charter for insurance companies. In view of recent events involving certain financial institutions and the financial markets, it is possible that the U.S. federal government will heighten its oversight of insurers and/or insurance holding companies such as us, including possibly through a federal system of insurance regulation, new powers for the regulation of systemic risk to the financial system and the resolution of systemically significant financial companies and/or that the oversight responsibilities and mandates of existing or newly created regulatory bodies could change. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations or on our dealings with other financial institutions.

Our international operations are subject to regulation in the jurisdictions in which they operate, which in many ways is similar to that of the state regulation outlined above. Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes could have a material adverse effect on our financial condition and results of operations. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks that Could Negatively Affect Those Operations or Our Profitability” in the 2008 Annual Report.

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

We are also subject to other regulations, including banking regulations, and may in the future become subject to additional regulations. See “Business — Regulation” in the 2008 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended March 31, 2009 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

January 1 — January 31, 2009	12,939	$28.64	—	$1,260,735,127
February 1 — February 28, 2009	6,272	$21.43	—	$1,260,735,127
March 1 — March 31, 2009	15,421	$21.33	—	$1,260,735,127

Total	34,632	$24.08	—	$1,260,735,127

(1)	During the periods January 1 — January 31, 2009, February 1 — February 28, 2009 and March 1 — March 31, 2009, separate account affiliates of the Company purchased 12,939 shares, 6,272 shares and 15,421 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At March 31, 2009, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at March 31, 2009. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

MetLife, Inc.’s Annual Meeting of stockholders was held on April 28, 2009 (the “2009 Annual Meeting”). The matters that were voted upon at the 2009 Annual Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, as applicable, are set forth below:

(1)	Election of Directors — The stockholders elected five Class I Directors, each for a term expiring at MetLife, Inc.’s 2012 Annual Meeting.

Nominee Name	Votes For	Votes Withheld

C. Robert Henrikson	716,037,197	13,209,716
John M. Keane	719,098,324	10,148,589
Catherine R. Kinney	722,915,823	6,331,090
Hugh B. Price	721,960,145	7,286,768
Kenton J. Sicchitano	720,055,653	9,191,260

	Votes For	Votes Against	Abstained	Broker Non-Votes

(2) Reapproval of the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (APPROVED)	704,879,618	23,353,354	1,013,941	—
(3) Ratification of Appointment of Deloitte & Touche LLP as Independent Auditor (APPROVED)	721,689,321	6,696,983	860,609	—

The Directors whose terms continued after the 2009 Annual Meeting and the years their terms expire are as follows:

Class II Directors — Term Expires in 2010

Burton A. Dole, Jr.
R. Glenn Hubbard, Ph.D.
James M. Kilts
David Satcher, M.D., Ph.D.

Class III Directors — Term Expires in 2011

Sylvia Mathews Burwell
Eduardo Castro-Wright
Cheryl W. Grisé
William C. Steere, Jr.
Lulu C. Wang

Item 6.	Exhibits

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc. and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit
No.	Description

4.1	Seventh Supplemental Indenture dated as of February 6, 2009 to the Subordinated Indenture dated as of June 21, 2005 between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 9, 2009).
4.2	Form of security certificate representing MetLife, Inc.’s 7.717% Senior Debt Securities, Series B, Due 2019 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 18, 2009).
10.1	Resolutions of the MetLife, Inc. Board of Directors (adopted January 27, 2009) regarding the selection of performance measures for 2009 awards under the MetLife Annual Variable Incentive Plan.
10.2	Form of Management Performance Share Agreement under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (effective January 27, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 30, 2009).
10.3	Form of Management Performance Share Agreement under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (effective February 24, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 13, 2009).
10.4	Amendment Number Three to the MetLife Auxiliary Pension Plan (As amended and restated effective January 1, 2008) (effective January 1, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 31, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By	/s/ Joseph J. Prochaska, Jr.
Name:     Joseph J. Prochaska, Jr.

Title:	Executive Vice President, Finance
Operations and Chief Accounting Officer
(Authorized Signatory and Principal
Accounting Officer)

Date: May 6, 2009

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc. and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit
No.	Description

4.1	Seventh Supplemental Indenture dated as of February 6, 2009 to the Subordinated Indenture dated as of June 21, 2005 between MetLife, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 9, 2009).
4.2	Form of security certificate representing MetLife, Inc.’s 7.717% Senior Debt Securities, Series B, Due 2019 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 18, 2009).
10.1	Resolutions of the MetLife, Inc. Board of Directors (adopted January 27, 2009) regarding the selection of performance measures for 2009 awards under the MetLife Annual Variable Incentive Plan.
10.2	Form of Management Performance Share Agreement under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (effective January 27, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated January 30, 2009).
10.3	Form of Management Performance Share Agreement under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (effective February 24, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 13, 2009).
10.4	Amendment Number Three to the MetLife Auxiliary Pension Plan (As amended and restated effective January 1, 2008) (effective January 1, 2009) (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 31, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1