Form 10-Q
period 2009-06-30
METLIFE INC
filed 2009-08-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

At July 31, 2009, 818,638,951 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Page

Part I — Financial Information
Item 1. Financial Statements at June 30, 2009 (Unaudited) and December 31, 2008 and for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	4
Interim Condensed Consolidated Balance Sheets	4
Interim Condensed Consolidated Statements of Income	5
Interim Condensed Consolidated Statements of Stockholders’ Equity	6
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	116
Item 3. Quantitative and Qualitative Disclosures About Market Risk	251
Item 4. Controls and Procedures	261
Part II — Other Information
Item 1. Legal Proceedings	261
Item 1A. Risk Factors	263
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	268
Item 4. Submission of Matters to a Vote of Security Holders	268
Item 6. Exhibits	269
Signatures	270
Exhibit Index	E-1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

MetLife, Inc.

Interim Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

(In millions, except share and per share data)

	June 30, 2009	December 31, 2008

Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $225,494 and $209,508, respectively)	$211,563	$188,251
Equity securities available-for-sale, at estimated fair value (cost: $3,679 and $4,131, respectively)	3,045	3,197
Trading securities, at estimated fair value (cost: $1,523 and $1,107, respectively)	1,471	946
Mortgage and consumer loans:
Held-for-investment, at amortized cost (net of valuation allowances of $543 and $304, respectively)	48,229	49,352
Held-for-sale, principally at estimated fair value	4,271	2,012

Mortgage and consumer loans, net	52,500	51,364
Policy loans	9,907	9,802
Real estate and real estate joint ventures held-for-investment	7,295	7,585
Real estate held-for-sale	1	1
Other limited partnership interests	5,193	6,039
Short-term investments	8,117	13,878
Other invested assets	13,071	17,248

Total investments	312,163	298,311
Cash and cash equivalents	13,213	24,207
Accrued investment income	3,019	3,061
Premiums and other receivables	16,730	16,973
Deferred policy acquisition costs and value of business acquired	20,323	20,144
Current income tax recoverable	253	—
Deferred income tax assets	3,856	4,927
Goodwill	5,036	5,008
Other assets	7,896	7,262
Assets of subsidiaries held-for-sale	—	946
Separate account assets	126,968	120,839

Total assets	$509,457	$501,678

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$132,823	$130,555
Policyholder account balances	147,883	149,805
Other policyholder funds	8,319	7,762
Policyholder dividends payable	881	1,023
Short-term debt	4,757	2,659
Long-term debt	12,940	9,667
Collateral financing arrangements	5,297	5,192
Junior subordinated debt securities	2,691	3,758
Current income tax payable	—	342
Payables for collateral under securities loaned and other transactions	24,607	31,059
Other liabilities	14,679	14,284
Liabilities of subsidiaries held-for-sale	—	748
Separate account liabilities	126,968	120,839

Total liabilities	481,845	477,693

Contingencies, Commitments and Guarantees (Note 11)
Stockholders’ Equity:
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; 200,000,000 shares authorized; 84,000,000 shares issued and outstanding; $2,100 aggregate liquidation preference	1	1
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 822,359,818 shares and 798,016,664 shares issued at June 30, 2009 and December 31, 2008, respectively; 818,586,271 shares and 793,629,070 shares outstanding at June 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	16,849	15,811
Retained earnings	20,472	22,403
Treasury stock, at cost; 3,773,547 shares and 4,387,594 shares at June 30, 2009 and December 31, 2008, respectively	(203)	(236)
Accumulated other comprehensive loss	(9,834)	(14,253)

Total MetLife, Inc.’s stockholders’ equity	27,293	23,734
Noncontrolling interests	319	251

Total equity	27,612	23,985

Total liabilities and stockholders’ equity	$509,457	$501,678

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Income
For the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)

(In millions, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues
Premiums	$6,576	$6,340	$12,698	$12,631
Universal life and investment-type product policy fees	1,216	1,396	2,399	2,793
Net investment income	3,731	4,319	6,994	8,616
Other revenues	572	351	1,126	720
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(566)	(139)	(1,119)	(213)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	234	—	234	—
Other net investment gains (losses), net	(3,497)	(218)	(3,850)	(874)

Total net investment gains (losses)	(3,829)	(357)	(4,735)	(1,087)

Total revenues	8,266	12,049	18,482	23,673

Expenses
Policyholder benefits and claims	6,946	6,579	13,528	13,162
Interest credited to policyholder account balances	1,229	1,196	2,397	2,429
Policyholder dividends	434	446	858	875
Other expenses	2,031	2,607	5,033	5,154

Total expenses	10,640	10,828	21,816	21,620

Income (loss) from continuing operations before provision for income tax	(2,374)	1,221	(3,334)	2,053
Provision for income tax expense (benefit)	(956)	342	(1,332)	549

Income (loss) from continuing operations, net of income tax	(1,418)	879	(2,002)	1,504
Income from discontinued operations, net of income tax	—	117	36	152

Net income (loss)	(1,418)	996	(1,966)	1,656
Less: Net income (loss) attributable to noncontrolling interests	(16)	50	(20)	62

Net income (loss) attributable to MetLife, Inc.	(1,402)	946	(1,946)	1,594
Less: Preferred stock dividends	31	31	61	64

Net income (loss) available to MetLife, Inc.’s common shareholders	$(1,433)	$915	$(2,007)	$1,530

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders per common share:
Basic	$(1.74)	$1.19	$(2.50)	$2.03

Diluted	$(1.74)	$1.18	$(2.50)	$1.99

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$(1.74)	$1.28	$(2.46)	$2.14

Diluted	$(1.74)	$1.26	$(2.46)	$2.10

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2009 (Unaudited)

(In millions)

						Accumulated Other Comprehensive Loss
						Net
						Unrealized		Foreign	Defined	Total
			Additional		Treasury	Investment	Other-Than-	Currency	Benefit	MetLife, Inc.’s
	Preferred	Common	Paid-in	Retained	Stock at	Gains	Temporary	Translation	Plans	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Cost	(Losses)	Impairments	Adjustments	Adjustment	Equity	Interests	Equity

Balance at December 31, 2008	$1	$8	$15,811	$22,403	$(236)	$(12,564)	$—	$(246)	$(1,443)	$23,734	$251	$23,985
Cumulative effect of changes in accounting principle, net of income tax (Note 1)				76			(76)
Common stock issuance — newly issued shares			1,035							1,035		1,035
Treasury stock transactions, net			2		33					35		35
Deferral of stock-based compensation			1							1		1
Dividends on preferred stock				(61)						(61)		(61)
Change in equity of noncontrolling interests											95	95
Comprehensive income (loss):
Net loss				(1,946)						(1,946)	(20)	(1,966)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(57)				(57)		(57)
Unrealized investment gains (losses), net of related offsets and income tax						4,624	(145)			4,479	(7)	4,472
Foreign currency translation adjustments, net of income tax								(6)		(6)		(6)
Defined benefit plans adjustment, net of income tax									79	79		79

Other comprehensive income (loss)										4,495	(7)	4,488

Comprehensive income (loss)										2,549	(27)	2,522

Balance at June 30, 2009	$1	$8	$16,849	$20,472	$(203)	$(7,997)	$(221)	$(252)	$(1,364)	$27,293	$319	$27,612

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008 (Unaudited) — (Continued)

(In millions)

						Accumulated Other Comprehensive Loss
						Net
						Unrealized	Foreign	Defined	Total
			Additional		Treasury	Investment	Currency	Benefit	MetLife, Inc.’s	Noncontrolling Interests
	Preferred	Common	Paid-in	Retained	Stock	Gains	Translation	Plans	Stockholders’	Discontinued	Continuing	Total
	Stock	Stock	Capital	Earnings	at Cost	(Losses)	Adjustments	Adjustment	Equity	Operations	Operations	Equity

Balance at December 31, 2007	$1	$8	$17,098	$19,884	$(2,890)	$971	$347	$(240)	$35,179	$1,534	$272	$36,985
Cumulative effect of changes in accounting principles, net of income tax				27		(10)			17			17

Balance at January 1, 2008	1	8	17,098	19,911	(2,890)	961	347	(240)	35,196	1,534	272	37,002
Treasury stock transactions, net			408		(1,157)				(749)			(749)
Deferral of stock-based compensation			141						141			141
Dividends on preferred stock				(64)					(64)			(64)
Dividends on subsidiary common stock										(16)		(16)
Change in equity of noncontrolling interests										14	(65)	(51)
Comprehensive loss:
Net income				1,594					1,594	71	(9)	1,656
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax						(33)			(33)			(33)
Unrealized investment gains (losses), net of related offsets and income tax						(3,624)			(3,624)	(128)	(7)	(3,759)
Foreign currency translation adjustments, net of income tax							80		80	(3)		77

Other comprehensive loss									(3,577)	(131)	(7)	(3,715)

Comprehensive loss									(1,983)	(60)	(16)	(2,059)

Balance at June 30, 2008	$1	$8	$17,647	$21,441	$(4,047)	$(2,696)	$427	$(240)	$32,541	$1,472	$191	$34,204

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

(In millions)

	Six Months
	Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(1,966)	$1,656
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	259	334
Amortization of premiums and accretion of discounts associated with investments, net	(287)	(526)
Loss from sales of investments and businesses, net	4,687	1,226
Undistributed equity earnings of real estate joint ventures and other limited partnership interests	857	(66)
Interest credited to policyholder account balances	2,400	2,576
Interest credited to bank deposits	84	84
Universal life and investment-type product policy fees	(2,413)	(2,838)
Change in accrued investment income	43	309
Change in premiums and other receivables	(997)	(569)
Change in deferred policy acquisition costs, net	(914)	(643)
Change in insurance-related liabilities	2,434	2,727
Change in trading securities	(459)	(167)
Change in residential mortgage loans held-for-sale, net	(2,291)	—
Change in mortgage servicing rights	(479)	—
Change in income tax payable	(1,675)	243
Change in other assets	(463)	904
Change in other liabilities	(96)	157
Other, net	49	11

Net cash (used in) provided by operating activities	(1,227)	5,418

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	31,711	46,828
Equity securities	1,154	786
Mortgage and consumer loans	3,015	3,066
Real estate and real estate joint ventures	7	119
Other limited partnership interests	640	380
Purchases of:
Fixed maturity securities	(47,052)	(52,188)
Equity securities	(1,102)	(705)
Mortgage and consumer loans	(2,076)	(5,205)
Real estate and real estate joint ventures	(213)	(622)
Other limited partnership interests	(413)	(880)
Net change in short-term investments	5,761	684
Net change in other invested assets	(59)	(1,013)
Net change in policy loans	(105)	(345)
Purchases of businesses, net of cash received of $0 and $44, respectively	—	(350)
Sales of businesses, net of cash disposed of $180 and $0, respectively	(46)	(4)
Other, net	(103)	(74)

Net cash used in investing activities	$(8,881)	$(9,523)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.

Interim Condensed Consolidated Statements of Cash Flows — (Continued)
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

(In millions)

	Six Months
	Ended
	June 30,
	2009	2008

Cash flows from financing activities
Policyholder account balances:
Deposits	$62,300	$29,146
Withdrawals	(62,086)	(23,082)
Net change in short-term debt	2,098	(44)
Long-term debt issued	2,225	117
Long-term debt repaid	(134)	(66)
Collateral financing arrangements issued	105	115
Cash received in connection with collateral financing arrangement	400	—
Cash paid in connection with collateral financing arrangement	(400)	—
Junior subordinated debt securities issued	—	750
Debt issuance costs	(17)	(9)
Net change in payables for collateral under securities loaned and other transactions	(6,452)	1,843
Stock options exercised	1	31
Common stock issued to settle stock forward contracts	1,035	—
Treasury stock acquired	—	(1,250)
Dividends on preferred stock	(61)	(64)
Other, net	(16)	8

Net cash (used in) provided by financing activities	(1,002)	7,495

Effect of change in foreign currency exchange rates on cash balances	84	57

Change in cash and cash equivalents	(11,026)	3,447
Cash and cash equivalents, beginning of period	24,239	10,368

Cash and cash equivalents, end of period	$13,213	$13,815

Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$32	$407

Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$401

Cash and cash equivalents, from continuing operations, beginning of period	$24,207	$9,961

Cash and cash equivalents, from continuing operations, end of period	$13,213	$13,414

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$475	$572

Income tax	$195	$315

Non-cash transactions during the period:
Business acquisitions:
Assets acquired	$—	$1,411
Cash paid	—	(394)

Liabilities assumed	$—	$1,017

Business disposition:
Assets disposed	$841	$—
Less: liabilities disposed	740	—

Net assets disposed	101	—
Less: cash disposed	180	—

Business disposition, net of cash disposed	$(79)	$—

Remarketing of debt securities:
Fixed maturity securities redeemed	$32	$—

Long-term debt issued	$1,035	$—

Junior subordinated debt securities redeemed	$1,067	$—

Real estate and real estate joint ventures acquired in satisfaction of debt	$172	$—

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements have been reclassified to conform with the 2009 presentation. Such reclassifications include $57 million for the six months ended June 30, 2008 relating to the effect of change in foreign currency exchange rates on cash balances. These amounts were reclassified from cash flows from operating activities in the consolidated statements of cash flows for the six months ended June 30, 2008. See also Note 17 for reclassifications related to discontinued operations.

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to state fairly the consolidated financial position of the Company at June 30, 2009, its consolidated results of operations for the three months and six months ended June 30, 2009 and 2008, its consolidated cash flows for the six months ended June 30, 2009 and 2008, and its consolidated statements of stockholders’ equity for the six months ended June 30, 2009 and 2008, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended on Form 8-K on June 12, 2009, (the “2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which includes all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2008 Annual Report.

Adoption of New Accounting Pronouncements

Financial Instruments

Effective April 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends the recognition guidance for determining whether an other-than-temporary impairment (“OTTI”) exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements. FSP 115-2 requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its fair value only when either (1) the Company has the intent to sell the fixed maturity security or (2) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in fair value below amortized cost. If neither of these two conditions exists, the difference between the amortized cost basis of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). When an unrealized loss on a fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings. There was no change for equity

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost or amortized cost and its fair value with a corresponding charge to earnings.

Prior to the adoption of this new guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of fair value to the security’s amortized cost basis. Also prior to the adoption of FSP 115-2, the entire difference between the fixed maturity security’s amortized cost basis and its fair value was recognized in earnings if it was determined to have an OTTI.

The Company’s net cumulative effect adjustment of adopting FSP 115-2 was an increase of $76 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $126 million, net of policyholder related amounts of $10 million and net of deferred income taxes of $40 million, resulting in the net cumulative effect adjustment of $76 million. The increase in amortized cost basis of fixed maturity securities of $126 million by sector was as follows: $53 million - asset-backed securities, $43 million — residential mortgage-backed securities, $17 million — U.S. corporate securities, and $13 million — commercial mortgage-backed securities.

As a result of the adoption of FSP 115-2, the Company’s pre-tax earnings for the three months ended June 30, 2009 increased by $216 million offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized in the three months period ended June 30, 2009.

The enhanced financial statement presentation required by FSP 115-2 of the total OTTI loss and the offset for the portion of non credit OTTI loss transferred to and recognized in other comprehensive loss is presented in the consolidated statements of income and stockholders’ equity. The enhanced disclosures required by FSP 115-2 are included in Note 3.

Effective April 1, 2009, the Company adopted two FSPs providing additional guidance relating to fair value measurement and disclosure.

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. Further, FSP 157-4 requires disclosure in interim financial statements of the inputs and valuation techniques used to measure fair value. The adoption of FSP 157-4 did not have an impact on the Company’s consolidated financial statements. Additionally, the Company has provided all of the material required disclosures in its consolidated financial statements.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. At adoption, FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”),

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

FSP 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under this new guidance:

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

The adoption of SFAS 141(r) and FSP 141(r)-1 on a prospective basis did not have an impact on the Company’s consolidated financial statements. Financial statements and disclosures for periods prior to 2009 reflect the retrospective application of the accounting for noncontrolling interests as required under SFAS 160.

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

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. The Company will determine useful lives and provide all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with FSP 142-3. The adoption of FSP 142-3 did not have an impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective April 1, 2009, the Company prospectively adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires disclosure of the date through which management has evaluated subsequent events and the basis for that date. The Company has provided all of the material required disclosures in its consolidated financial statements.

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

Effective January 1, 2009, the Company implemented guidance of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. This guidance which applies to such items as (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment, was previously deferred under FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). The adoption of FSP 157-2 did not have an impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In June 2009, the FASB issued two standards providing additional guidance on financial instrument transfers and evaluation of special purpose entities for consolidation. The standards must be adopted in the first quarter of 2010.

•	SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”) eliminates the concept of a “qualifying special purpose entity,” eliminates the guaranteed mortgage securitization exception, changes

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. SFAS 166 also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a company’s continuing involvement in transferred financial assets. The Company is currently evaluating the impact of SFAS 166 on its consolidated financial statements.

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. SFAS 167 also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

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

Disposition of Texas Life Insurance Company

On March 2, 2009, the Company sold Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company (“Texas Life”) to a third party for $134 million in cash consideration, excluding $1 million of transaction costs. The net assets sold were $101 million, resulting in a gain on disposal of $32 million, net of income tax. The Company also reclassified $4 million, net of income tax, of the 2009 operations of Texas Life into discontinued operations in the consolidated financial statements. As a result, the Company recognized income from discontinued operations of $36 million, net of income tax, during the first quarter of 2009. See also Note 17.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities, and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below at June 30, 2009 include the noncredit loss component of OTTI loss:

	June 30, 2009
	Cost or	Gross Unrealized			Estimated
	Amortized		Temporary	OTTI	Fair	% of
	Cost	Gain	Loss	Loss	Value	Total
	(In millions)

U.S. corporate securities	$70,682	$1,350	$6,016	$35	$65,981	31.2%
Residential mortgage-backed securities	44,834	1,078	3,913	201	41,798	19.8
Foreign corporate securities	35,817	976	3,177	9	33,607	15.9
U.S. Treasury, agency and government guaranteed securities (1)	27,277	1,053	657	—	27,673	13.1
Commercial mortgage-backed securities	16,354	75	2,410	24	13,995	6.6
Asset-backed securities	14,619	97	2,206	96	12,414	5.8
Foreign government securities	9,987	834	261	—	10,560	5.0
State and political subdivision securities	5,905	119	507	—	5,517	2.6
Other fixed maturity securities	19	—	1	—	18	—

Total fixed maturity securities (2), (3)	$225,494	$5,582	$19,148	$365	$211,563	100.0%

Common stock	$1,730	$59	$71	$—	$1,718	56.4%
Non-redeemable preferred stock (2)	1,949	28	650	—	1,327	43.6

Total equity securities	$3,679	$87	$721	$—	$3,045	100.0%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair	% of
	Cost	Gain	Loss	Value	Total
	(In millions)

U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
Residential mortgage-backed securities	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury, agency and government guaranteed securities (1)	17,229	4,082	1	21,310	11.3
Commercial mortgage-backed securities	16,079	18	3,453	12,644	6.7
Asset-backed securities	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (2), (3)	$209,508	$7,564	$28,821	$188,251	100.0%

Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (2)	2,353	4	845	1,512	47.3

Total equity securities	$4,131	$44	$978	$3,197	100.0%

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption above certain corporate fixed maturity securities issued by U.S. financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) pursuant to the FDIC’s Temporary Liquidity Guarantee Program (“FDIC Program”) of $1,023 million and $2 million at estimated fair value with unrealized gains (losses) of $5 million and less than ($1) million at June 30, 2009 and December 31, 2008, respectively.

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at June 30, 2009 and December 31, 2008 had an estimated fair value of $1,063 million and $1,224 million, respectively. In addition, the Company held $264 million and $288 million at estimated fair value at June 30, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily of U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at June 30, 2009 and December 31, 2008 had an estimated fair value of $2,378 million and $2,110 million, respectively. In addition, the Company held $52 million and $46 million at estimated fair value at June 30, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily U.S. financial institutions, included in U.S. corporate securities.

(3)	At June 30, 2009 and December 31, 2008, the Company also held $2,082 million and $2,052 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates. These securities, commonly referred to as “capital securities,” are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are included in U.S. corporate securities within fixed maturity securities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Below-Investment-Grade or Non-Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $18.3 billion and $12.4 billion at June 30, 2009 and December 31, 2008, respectively. These securities had net unrealized losses of $5.6 billion and $5.1 billion at June 30, 2009 and December 31, 2008, respectively.

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities at estimated fair value were $206 million and $75 million at June 30, 2009 and December 31, 2008, respectively. Net unrealized losses associated with non-income producing fixed maturity securities were $31 million and $19 million at June 30, 2009 and December 31, 2008, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers.  At June 30, 2009, $4.6 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.1 billion, $1.7 billion and $0.8 billion are included within state and political subdivision securities, U.S. corporate securities and asset-backed securities, respectively, and 18% and 39% were guaranteed by financial guarantee insurers who were rated Aa and A, respectively. At December 31, 2008, $4.9 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.0 billion, $2.0 billion and $0.9 billion are included within state and political subdivision securities, U.S. corporate securities, and asset-backed securities, respectively, and 15% and 68% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. Approximately 50% of the asset-backed securities held at June 30, 2009 that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

Concentrations of Credit Risk (Fixed Maturity Securities).  The following section contains a summary of the concentrations of credit risk related to fixed maturity securities holdings.

The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies, and certain securities guaranteed by the U.S. government. At June 30, 2009 and December 31, 2008, the Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $27.7 billion and $21.3 billion, respectively. As shown in the sector table above, at June 30, 2009 the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate securities 31.2%, residential mortgage-backed securities 19.8% and foreign corporate securities 15.9%; and at December 31, 2008 were U.S. corporate securities 33.6%, residential mortgage-backed securities 19.2% and foreign corporate securities 15.8%.

Concentrations of Credit Risk (Fixed Maturity Securities) — U.S. and Foreign Corporate Securities.  At June 30, 2009 and December 31, 2008, the Company’s holdings in U.S. corporate and foreign corporate securities at estimated fair value were $99.6 billion and $93.0 billion, respectively. The Company maintains a diversified portfolio of corporate securities across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of total investments. The largest exposure to a single issuer of corporate securities held at June 30, 2009 and December 31, 2008 was $1.1 billion and $1.5 billion, respectively. At June 30, 2009 and December 31, 2008, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $7.7 billion and $8.4 billion, respectively, the total of these ten issuers being less than 3% of the Company’s

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

total investments at such dates. The table below shows the major industry types that comprise the corporate securities holdings at:

	June 30, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$33,607	33.7%	$29,679	32.0%
Industrial	15,312	15.4	13,324	14.3
Consumer	14,948	15.0	13,122	14.1
Utility	13,697	13.8	12,434	13.4
Finance	13,482	13.5	14,996	16.1
Communications	5,898	5.9	5,714	6.1
Other	2,644	2.7	3,713	4.0

Total	$99,588	100.0%	$92,982	100.0%

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors, and other fixed maturity securities foreign investments.

Concentrations of Credit Risk (Fixed Maturity Securities) — Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities consist of the following holdings at:

	June 30, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$24,555	58.7%	$26,025	72.2%
Pass-through securities	17,243	41.3	10,003	27.8

Total residential mortgage-backed securities	$41,798	100.0%	$36,028	100.0%

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

The Company’s residential mortgage-backed securities portfolio consists of agency, prime and alternative residential mortgage loans (“Alt-A”) securities of 75%, 18% and 7% of the total holdings, respectively, at June 30, 2009 and 68%, 23% and 9% of the total holdings, respectively, at December 31, 2008. At June 30, 2009 and December 31, 2008, $34.5 billion and $33.3 billion, respectively, or 83% and 92%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”). The majority of the agency residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, the U.S. Treasury announced that FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At June 30, 2009 and December 31, 2008,

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Company’s Alt-A residential mortgage-backed securities holdings at estimated fair value was $3.1 billion and $3.4 billion, respectively, with an unrealized loss of $1.8 billion and $2.0 billion, respectively. At June 30, 2009 and December 31, 2008, $0.5 billion and $2.1 billion, respectively, or 16% and 63%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch. In January 2009, certain Alt-A residential mortgage-backed securities experienced ratings downgrades from investment grade to below investment grade, contributing to the decrease cited above in the Company’s Alt-A securities holdings rated Aa/AA or better. At June 30, 2009, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 2% in the 2009 vintage year, 25% in the 2007 vintage year, and 73% in the 2006 and prior vintage years. At December 31, 2008, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 23% in the 2007 vintage year, 25% in the 2006 vintage year and 52% in the 2005 and prior vintage years. Vintage year refers to the year of origination and not to the year of purchase.

Concentrations of Credit Risk (Fixed Maturity Securities) — Commercial Mortgage-Backed Securities.  At June 30, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities were $14.0 billion and $12.6 billion, respectively, at estimated fair value. At June 30, 2009 and December 31, 2008, $13.0 billion and $11.8 billion, respectively, of the estimated fair value, or 93% for both years, of commercial mortgage-backed securities was rated Aaa/AAA by Moody’s, S&P, or Fitch. At both June 30, 2009 and December 31, 2008, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 93% Aaa, 4% Aa, 1% A, 1% Baa, and 1% Ba or below. At June 30, 2009 and December 31, 2008, 85% and 84%, respectively, of the holdings are in the 2005 and prior vintage years. At June 30, 2009 and December 31, 2008, the Company had no exposure to the Commercial Mortgage-Backed Securities index securities and its holdings of commercial real estate collateralized debt obligations securities were $111 million and $121 million, respectively, at estimated fair value.

Concentrations of Credit Risk (Fixed Maturity Securities) — Asset-Backed Securities.  At June 30, 2009 and December 31, 2008, the Company’s holdings in asset-backed securities were $12.4 billion and $10.5 billion, respectively, at estimated fair value. The Company’s asset-backed securities are diversified both by sector and by issuer. At June 30, 2009 and December 31, 2008, $9.5 billion and $7.9 billion, respectively, or 77% and 75%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. At June 30, 2009, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, student loan receivables, residential mortgage-backed securities backed by sub-prime mortgage loans, and automobile receivables of 57%, 13%, 8% and 8% of the total holdings, respectively. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, student loan receivables, automobile receivables and residential mortgage-backed securities backed by sub-prime mortgage loans of 49%, 10%, 10% and 10% of the total holdings, respectively. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. At June 30, 2009 and December 31, 2008, the Company had exposure to fixed maturity securities backed by sub-prime mortgage loans with estimated fair values of $0.9 billion and $1.1 billion, respectively, and unrealized losses of $821 million and $730 million, respectively. At June 30, 2009, 39% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 20% and 5% were guaranteed by financial guarantee insurers who were Aa and A rated, respectively. At December 31, 2008, 37% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 19% and 37% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), are as follows:

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In millions)

Due in one year or less	$5,866	$5,820	$5,556	$5,491
Due after one year through five years	37,648	37,040	33,604	30,884
Due after five years through ten years	41,453	39,858	41,481	36,895
Due after ten years	64,720	60,638	58,547	55,786

Subtotal	149,687	143,356	139,188	129,056
Mortgage-backed and asset-backed securities	75,807	68,207	70,320	59,195

Total fixed maturity securities	$225,494	$211,563	$209,508	$188,251

Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity. Actual maturities may differ from contractual maturities due to the exercise of prepayment options.

Evaluating Investments for an Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

With respect to fixed maturity securities, the Company considers, amongst other criteria, whether it has the intent to sell a particular impaired fixed maturity security. The assessment of the Company’s intent to sell a particular fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell that security before recovery of the decline in fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e. has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, the Company estimates the present value of the expected future cash flows to be received from the security. If the present value of the expected future cash flows to be received is less than the amortized cost, the security will be deemed other-than-temporarily impaired in the period that such present value of the expected future cash flows falls below amortized cost and this difference, referred to as the credit loss, will be recognized in earnings. Any remaining difference between the present value of the expected future cash flows to be received and the estimated fair value of the security will be recognized as a separate component of other comprehensive loss and is referred to as the noncredit loss. Prior to April 1, 2009 the Company’s

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

assessment of OTTI for fixed maturity securities was performed in the same manner described below for equity securities.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost. Decisions to sell equity securities are based on current conditions in relation to the same broad portfolio management considerations in a manner consistent with that described above for fixed maturity securities. If a sale decision is made with respect to a particular equity security and that equity security is not expected to recover to an amount at least equal to cost or amortized cost prior to the expected time of the sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings.

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities that are temporarily impaired	$(13,566)	$(21,246)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(365)	—

Total fixed maturity securities	(13,931)	(21,246)

Equity securities	(634)	(934)
Derivatives	(138)	(2)
Other	50	53

Subtotal	(14,653)	(22,129)

Amounts allocated from:
Insurance liability loss recognition	(116)	42
DAC and VOBA on which noncredit OTTI losses have been recognized	28	—
DAC and VOBA	2,206	3,025

Subtotal	2,118	3,067
Deferred income tax benefit on which noncredit OTTI losses have been recognized	116	—
Deferred income tax benefit	4,204	6,508

Net unrealized investment gains (losses)	(8,215)	(12,554)
Net unrealized investment gains (losses) attributable to noncontrolling interest	(3)	(10)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(8,218)	$(12,564)

Fixed maturity securities with noncredit OTTI losses in other comprehensive loss, as presented above, of $365 million includes $126 million related to the transition adjustment, $234 million ($216 million, net of DAC) of noncredit losses recognized in the three months ended June 30, 2009 and $5 million of additional unrealized losses incurred during the three months ended June 30, 2009 on such securities for which a noncredit loss was previously recognized in other comprehensive loss.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) are as follows:

Six Months
Ended
June 30, 2009
(In millions)

Balance, end of prior period	$(12,564)
Cumulative effect of change in accounting principle, net of income tax	(76)
Fixed maturity securities on which noncredit OTTI losses have been recognized	(239)
Unrealized investment gains (losses) during the period	7,813
Unrealized investment loss of subsidiary at the date of disposal	28
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(158)
DAC and VOBA on which noncredit OTTI losses have been recognized	18
DAC and VOBA	(809)
DAC and VOBA of subsidiary at date of disposal	(10)
Deferred income tax on which noncredit OTTI losses have been recognized	76
Deferred income tax benefit	(2,298)
Deferred income tax benefit of subsidiary at date of disposal	(6)

Change in net unrealized investment gains (losses)	(8,225)
Change in net unrealized investment gains (losses) attributable to noncontrolling interest	7

Balance, end of period	$(8,218)

Change in net unrealized investment gains (losses)	$4,339
Change in net unrealized investment gains (losses) attributable to noncontrolling interest	7

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.’s common shareholders	$4,346

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized loss, of the Company’s fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below at June 30, 2009 include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive loss are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	June 30, 2009
			Equal to or Greater
	Less than 12 Months		than 12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions, except number of securities)

U.S. corporate securities	$10,129	$998	$28,658	$5,053	$38,787	$6,051
Residential mortgage-backed securities	5,507	334	10,447	3,780	15,954	4,114
Foreign corporate securities	6,425	907	10,939	2,279	17,364	3,186
U.S. Treasury, agency and government guaranteed securities	13,670	600	798	57	14,468	657
Commercial mortgage-backed securities	1,341	90	9,231	2,344	10,572	2,434
Asset-backed securities	3,263	200	6,195	2,102	9,458	2,302
Foreign government securities	2,229	101	372	160	2,601	261
State and political subdivision securities	830	59	2,038	448	2,868	507
Other fixed maturity securities	9	1	—	—	9	1

Total fixed maturity securities	$43,403	$3,290	$68,678	$16,223	$112,081	$19,513

Common stock	211	70	9	1	220	71
Non-redeemable preferred stock	263	144	868	506	1,131	650

Total equity securities	$474	$214	$877	$507	$1,351	$721

Total number of securities in an unrealized loss position	2,124		4,165

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

Aging of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at June 30, 2009, and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$27,591	$6,804	$940	$1,973	739	315
Six months or greater but less than nine months	4,838	13,860	279	4,608	391	681
Nine months or greater but less than twelve months	9,909	8,978	599	3,724	589	464
Twelve months or greater	53,707	5,907	4,402	2,988	2,644	366

Total	$96,045	$35,549	$6,220	$13,293

Equity Securities:
Less than six months	$61	$400	$5	$143	89	54
Six months or greater but less than nine months	42	357	5	128	46	20
Nine months or greater but less than twelve months	46	525	6	221	29	19
Twelve months or greater	121	520	10	203	24	20

Total	$270	$1,802	$26	$695

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
	(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

At June 30, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at June 30, 2009, of $20.2 billion and $29.8 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss, by sector and industry as follows:

	June 30, 2009	December 31, 2008

Sector:
U.S. corporate securities	30%	33%
Residential mortgage-backed securities	20	16
Foreign corporate securities	16	19
Commercial mortgage-backed securities	12	11
Asset-backed securities	11	13
State and political subdivision securities	3	3
Foreign government securities	1	1
Other	7	4

Total	100%	100%

Industry:
Mortgage-backed	32%	27%
Finance	27	24
Asset-backed	11	13
Consumer	7	11
Utility	5	8
Communications	3	5
Industrial	2	4
Foreign government	5	1
Other	8	7

Total	100%	100%

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluating Temporarily Impaired Investments

At June 30, 2009 and December 31, 2008, $6.2 billion and $8.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 6% and 9%, respectively, of the cost or amortized cost of such securities. At June 30, 2009 and December 31, 2008, $26 million and $75 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost, which represented 10% and 13%, respectively, of the cost of such securities.

At June 30, 2009, $13.3 billion and $695 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 37% and 39% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $13.3 billion and $695 million, $2.0 billion and $143 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2008, $20.8 billion and $903 million of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% and 43% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $20.8 billion and $903 million, $17.2 billion and $519 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 469 fixed maturity securities and 23 equity securities, each with a gross unrealized loss at June 30, 2009 of greater than $10 million. These 469 fixed maturity securities represented 50%, or $9.7 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 23 equity securities represented 70%, or $506 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 699 fixed maturity securities and 33 equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 699 fixed maturity securities represented 50%, or $14.5 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 33 equity securities represented 71%, or $699 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $6.3 billion and $5.0 billion during the three months and six months ended June 30, 2009, respectively. These securities were included in the regular evaluation of whether such investments are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and its current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $695 million and $903 million at June 30, 2009 and December 31, 2008, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration is given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for less than six months was $143 million at June 30, 2009, of which $82 million of the unrealized losses, or 57%, were for non-redeemable preferred securities, of which $68 million, of the unrealized losses, or 83%, were for investment grade non-redeemable preferred securities. Of the $68 million of unrealized losses for investment grade non-redeemable preferred securities, $61 million of the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

unrealized losses, or 90%, was comprised of unrealized losses on investment grade financial services industry non-redeemable preferred securities, of which 97% were rated A or higher.

Equity securities with an unrealized loss of 20% or more for six months or greater but less than twelve months was $349 million at June 30, 2009, all of which were for non-redeemable preferred securities, of which, $248 million of the unrealized losses, or 71%, are investment grade securities, and $243 million, or 98%, of which are within the financial services industry non-redeemable preferred securities, of which 56% were rated A or higher.

Equity securities with an unrealized loss of 20% or more for twelve months or greater was $203 million at June 30, 2009, of which $197 million of the unrealized losses, or 97%, were for investment grade non-redeemable preferred securities, within the financial services industry, of which 57% were rated A or higher.

In connection with the equity securities impairment review process at June 30, 2009, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss. With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more; and the duration of unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e., 12 months or greater).

At June 30, 2009, there were $695 million of equity securities with an unrealized loss of 20% or more, of which $634 million of the unrealized losses, or 91%, were for non-redeemable preferred securities. At June 30, 2009, $513 million of the unrealized losses of 20% or more, or 81%, of the non-redeemable preferred securities were investment grade securities, of which, $501 million of the unrealized losses of 20% or more, or 98%, are investment grade financial services industry non-redeemable preferred securities, of which 61% were rated A or higher. Also all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of credit rating, have not deferred any dividend payments.

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance including changes in the present value of expected future cash flows to be collected, changes in credit rating, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and any of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters.

Net Investment Gains (Losses)

Effective April 1, 2009, the Company adopted FSP 115-2. With the adoption of FSP 115-2, for those fixed maturity securities that are intended to be sold or for which it is more likely than not that the security will be required to be sold before recovery of the decline in fair value below amortized cost, the full OTTI loss from the fair value being less than the amortized cost is recognized in earnings. For those fixed maturity securities which the Company has no intent to sell (i.e., has not made the decision to sell) and the Company believes it is not more likely than not that it will be required to sell prior to recovery of the decline in fair value, and an assessment has been made that the amortized cost will not be fully recovered, only the OTTI credit loss component is recognized in earnings, while the remaining decline in fair value is recognized in accumulated other comprehensive income (loss), not in earnings, as a noncredit OTTI loss. Prior to the adoption of this new guidance, the Company recognized an OTTI loss in earnings for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time to allow for a recovery of fair value to the security’s amortized cost basis. There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost and its fair value with a corresponding charge to earnings.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The discussion below describes the Company’s methodology and significant inputs used to determine the amount of the credit loss effective April 1, 2009.

In order to determine the amount of the credit loss for a fixed maturity security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

When determining the collectability and the period over which the fixed maturity security is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer, and changes to the rating of the security or the issuer by rating agencies. Additional considerations are made when assessing the unique features that apply to certain structured securities such as residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

The components of net investment gains (losses) are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Total losses on fixed maturity securities:
Total OTTI losses recognized	$(566)	$(139)	$(1,119)	$(213)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive loss	234	—	234	—

Net OTTI losses on fixed maturity securities recognized in earnings	(332)	(139)	(885)	(213)
Fixed maturity securities — net gains (losses) on sales and disposals	(46)	(167)	(102)	(296)

Total losses on fixed maturity securities	(378)	(306)	(987)	(509)

Other net investment gains (losses):
Equity securities	(108)	—	(377)	(10)
Mortgage and consumer loans	(125)	(34)	(271)	(62)
Real estate and real estate joint ventures	(68)	4	(93)	2
Other limited partnership interests	(247)	(12)	(344)	(15)
Freestanding derivatives	(3,637)	(416)	(4,687)	(358)
Embedded derivatives	793	366	2,010	(60)
Other	(59)	41	14	(75)

Total net investment gains (losses)	$(3,829)	$(357)	$(4,735)	$(1,087)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Proceeds	$7,573	$14,018	$19,351	$26,809	$195	$358	$253	$630

Gross investment gains	189	131	545	290	13	70	20	147

Gross investment losses	(235)	(298)	(647)	(586)	(49)	(14)	(67)	(40)

Total OTTI losses recognized in earnings:
Credit-related	(287)	(136)	(743)	(210)	—	—	—	—
Other (1)	(45)	(3)	(142)	(3)	(72)	(56)	(330)	(117)

Total OTTI losses recognized in earnings	(332)	(139)	(885)	(213)	(72)	(56)	(330)	(117)

Net investment gains (losses)	$(378)	$(306)	$(987)	$(509)	$(108)	$—	$(377)	$(10)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on non-redeemable preferred securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position, and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in fair value.

The Company periodically disposes of fixed maturity and equity securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, are attributable to declines in fair value occurring in the period of the disposition or are as a result of management’s decision to sell securities based on current conditions, or the Company’s need to shift the portfolio to maintain its portfolio management objectives. Investment gains and losses on sales of securities are determined on a specific identification basis.

OTTI losses recognized in earnings on fixed maturity and equity securities, were $404 million and $1,215 million for the three months and six months ended June 30, 2009 and $195 million and $330 million for the three months and six months ended June 30, 2008, respectively. The substantial increase in the three months and six months ended June 30, 2009 was driven in part by impairments totaling $127 million and $478 million, respectively, on financial services industry securities holdings, comprised of $67 million and $188 million, respectively, of fixed maturity securities and $60 million and $290 million, respectively, of equity securities, as well as increased fixed maturity security impairments across several industry sectors as shown in the table below, which increased due to financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuers. These financial services industry impairments included $68 million and $361 million, respectively, of perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock, where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings of $332 million and $139 million for the three months ended June 30, 2009 and 2008, respectively, and $885 million and $213 million for the six months ended June 30, 2009 and 2008, respectively, related to the following sectors and industries:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

U.S. and foreign corporate securities:
Communications	$61	$—	$203	$17
Finance	67	83	188	114
Consumer	74	48	164	48
Utility	43	1	76	1
Industrial	3	—	20	—
Other	2	3	26	5

Total U.S. and foreign corporate securities	250	135	677	185
Asset-backed securities	28	4	94	28
Residential mortgage-backed securities	20	—	78	—
Commercial mortgage-backed securities	34	—	36	—

Total	$332	$139	$885	$213

OTTI losses recognized in earnings on equity securities were $72 million and $330 million for the three months and six months ended June 30, 2009, respectively, which included $60 million and $290 million of impairments on financial services industry holdings and $12 million and $40 million of impairments across several industries. Of the financial services industry equity security impairments in the three months and six months ended June 30, 2009 of $60 million and $290 million, respectively, $60 million and $260 million, respectively, related to perpetual hybrid securities where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

The $72 million and $56 million of equity security impairments in the three months ended June 30, 2009 and 2008, respectively, and $330 million and $117 million in the six months ended June 30, 2009 and 2008, respectively, related to the following sectors:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Common stock	$12	$55	$50	$79
Non-redeemable preferred stock	60	1	280	38

Total	$72	$56	$330	$117

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive loss and are still held on June 30, 2009:

Three Months
Ended
June 30, 2009
(In millions)

Balance, beginning of period	$—
Credit loss component of OTTI loss not reclassified to other comprehensive loss in the cumulative effect transition adjustment	230
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	152
Additional impairments — credit loss OTTI recognized on securities previously impaired	5
Reductions:
Due to sales (or maturities, pay downs or prepayments) of securities previously credit loss OTTI impaired	(7)

Balance, end of period	$380

Net Investment Income

The components of net investment income are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Fixed maturity securities	$2,936	$3,431	$5,754	$6,978
Equity securities	55	82	93	150
Trading securities (1)	130	9	147	(42)
Mortgage and consumer loans	696	695	1,378	1,397
Policy loans	161	151	318	299
Real estate and real estate joint ventures (2)	(71)	206	(156)	380
Other limited partnership interests (3)	72	71	(181)	203
Cash, cash equivalents and short-term investments	34	102	82	212
International joint ventures (4)	(77)	(1)	(70)	(5)
Other	44	71	119	147

Total investment income	3,980	4,817	7,484	9,719
Less: Investment expenses	249	498	490	1,103

Net investment income	$3,731	$4,319	$6,994	$8,616

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Net investment income from trading securities includes interest and dividends earned on trading securities in addition to the net realized gains (losses) and subsequent changes in estimated fair value recognized on trading securities and the short sale agreements liabilities. During the three months and six months ended June 30, 2009, changes in estimated fair value were recognized in net investment income on certain equity securities within the trading securities portfolio, due to recovery in certain equity markets, in addition to interest and dividends earned and net realized gains (losses) on securities sold.

(2)	Net investment income from real estate joint ventures within the real estate and real estate joint ventures caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. Overall, for the three months and six months ended June 30, 2009, the net amount recognized were losses of $71 million and $156 million, respectively, resulting primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions.

(3)	Net investment income from other limited partnership interests, including hedge funds, represents distributions from other limited partnership interests accounted for under the cost method and equity in earnings from other limited partnership interests accounted for under the equity method. Overall for the six months ended June 30, 2009, the net amount recognized were losses of $181 million, resulting principally from losses on equity method investments. Such earnings and losses recognized for other limited partnership interests are impacted by volatility in the equity and credit markets.

(4)	Net of changes in estimated fair value of derivatives related to economic hedges of these equity method investments that do not qualify for hedge accounting of ($92) million and ($116) million for the three months and six months ended June 30, 2009, respectively, and ($33) million and $8 million for the three months and six months ended June 30, 2008, respectively.

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the securities loaned. Securities with a cost or amortized cost of $20.7 billion and $20.8 billion and an estimated fair value of $20.9 billion and $22.9 billion were on loan under the program at June 30, 2009 and December 31, 2008, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $21.5 billion and $23.3 billion at June 30, 2009 and December 31, 2008, respectively. Of this $21.5 billion of cash collateral at June 30, 2009, $2.4 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral, and $11.0 billion, $4.0 billion, $2.4 billion and $1.7 billion, respectively, were due within 30 days, 60 days, 90 days and over 90 days. Substantially all (99%) of the $2.3 billion of estimated fair value of the securities related to the cash collateral on open terms at June 30, 2009, were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury, agency and government guaranteed securities, and very liquid residential mortgage-backed securities. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $19.6 billion at June 30, 2009, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Security collateral of $29 million and $279 million on deposit from counterparties in connection with the securities lending transactions at June 30, 2009 and December 31, 2008, respectively, may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Assets on Deposit, Held in Trust and Pledged as Collateral

The assets on deposit, assets held in trust and assets pledged as collateral are summarized in the table below. The amounts presented in the table below are at estimated fair value for cash, fixed maturity and equity securities and at carrying value for mortgage loans.

	June 30, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$1,279	$1,282
Assets held in trust:
Collateral financing arrangements (2)	5,750	4,754
Reinsurance arrangements (3)	1,244	1,714
Assets pledged as collateral:
Debt and funding agreements — FHLB of NY (4)	22,065	20,880
Debt and funding agreements — FHLB of Boston (4)	434	1,284
Funding agreements — Farmer MAC(5)	2,870	2,875
Federal Reserve Bank of New York (6)	2,961	1,577
Collateral financing arrangements — Holding Company (7)	123	316
Derivative transactions (8)	1,257	1,744
Short sale agreements (9)	545	346
Other	190	180

Total assets on deposit, held in trust and pledged as collateral	$38,718	$36,952

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 10.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the Federal Home Loan Bank of New York (“FHLB of NY”) and has pledged fixed maturity securities to the Federal Home Loan Bank of Boston (“FHLB of Boston”). The nature of the Federal Home Loan Bank arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation (“Farmer MAC”). The nature of the Farmer MAC arrangements is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(6)	The Company has pledged qualifying mortgage loans and securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangements is described in Note 9.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 10.

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4.

(9)	Certain of the Company’s trading securities are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

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

At June 30, 2009 and December 31, 2008, trading securities at estimated fair value were $1,471 million and $946 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $201 million and $57 million, respectively. The Company had pledged $545 million and $346 million of its assets, at estimated fair value, consisting of trading securities and cash and cash equivalents, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at June 30, 2009 and December 31, 2008, respectively.

Interest and dividends earned on trading securities in, addition to the net realized gains (losses) and subsequent changes in estimated fair value recognized on the trading securities and the related short sale agreement liabilities included within net investment income, totaled $130 million and $147 million for the three months and six months ended June 30, 2009, respectively, and $9 million and ($42) million for the three months and six months ended June 30, 2008, respectively. Changes in estimated fair value in net investment income of such trading securities and short sale agreement liabilities were $141 million and $143 million for the three months and six months ended June 30, 2009, respectively, and ($4) million and ($47) million for the three months and six months ended June 30, 2008, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Servicing Rights

The following table presents the changes in capitalized mortgage servicing rights (“MSRs”), which are included in other invested assets, for the six months ended June 30, 2009:

Carrying Value
(In millions)

Fair value, beginning of period	$191
Acquisition of mortgage servicing rights	117
Origination of mortgage servicing rights	289
Reduction due to loan payments	(61)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	133
Other changes in fair value	1

Fair value, end of period	$670

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

Variable Interest Entities

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at June 30, 2009 and December 31, 2008. Generally, creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company.

	June 30, 2009		December 31, 2008
	Total	Total	Total	Total
	Assets	Liabilities	Assets	Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$3,073	$—	$2,361	$—
Real estate joint ventures (2)	23	13	26	15
Other limited partnership interests (3)	135	33	20	3
Other invested assets (4)	31	2	10	3

Total	$3,262	$48	$2,417	$21

(1)	See Note 10 for a description of the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement. At June 30, 2009 and December 31, 2008, these assets are reflected at estimated fair value and consist of the following:

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	June 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$977	$948
Asset-backed securities	848	409
Residential mortgage-backed securities	601	561
U.S. Treasury, agency and government guaranteed securities	262	—
Commercial mortgage-backed securities	168	98
Foreign corporate securities	93	95
State and political subdivision securities	21	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held-in-trust of less than $1 million and $60 million, respectively)	98	224

Total	$3,073	$2,361

(2)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At June 30, 2009 and December 31, 2008, the assets consist of $18 million and $20 million, respectively, of real estate and real estate joint ventures held-for-investment, $4 million and $5 million, respectively, of cash and cash equivalents and $1 million and $1 million, respectively, of other assets. At June 30, 2009 and December 31, 2008, liabilities consist of $13 million and $15 million of other liabilities, respectively.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At June 30, 2009 and December 31, 2008, the assets of $135 million and $20 million, respectively, are included within other limited partnership interests while the liabilities of $33 million and $3 million, respectively, are included within other liabilities.

(4)	Other invested assets includes tax-credit partnerships and other investments established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At June 30, 2009 and December 31, 2008, the assets of $31 million and $10 million, respectively, are included within other invested assets. At June 30, 2009 and December 31, 2008, the liabilities consist of $1 million and $2 million, respectively, of long-term debt and less than $1 million and $1 million, respectively, of other liabilities.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount (1)	to Loss (2)	Amount(1)	to Loss (2)
	(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$892	$892	$1,080	$1,080
U.S. corporate securities	711	711	992	992
Real estate joint ventures	31	31	32	32
Other limited partnership interests	2,243	2,578	3,496	4,004
Other invested assets	383	257	318	108

Total	$4,260	$4,469	$5,918	$6,216

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by tax credits guaranteed by third parties of $254 million and $278 million at June 30, 2009 and December 31, 2008, respectively.

As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, MetLife did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2009.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the consolidated balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net investment gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

Primary Risks Managed by Derivative Financial Instruments and Non Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency risk, credit risk, and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the notional amount, estimated

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

fair value, and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives held at:

		June 30, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$35,613	$1,887	$1,336	$34,060	$4,617	$1,468
	Interest rate floors	26,191	544	51	48,517	1,748	—
	Interest rate caps	22,635	183	—	24,643	11	—
	Interest rate futures	8,711	14	11	13,851	44	117
	Interest rate options	300	6	—	2,365	939	35
	Interest rate forwards	19,577	191	39	16,616	49	70
	Synthetic GICs	4,313	—	—	4,260	—	—
Foreign currency	Foreign currency swaps	17,527	1,438	1,222	19,438	1,953	1,866
	Foreign currency forwards	6,292	61	142	5,167	153	129
	Currency options	890	36	—	932	73	—
	Non-derivative hedging instruments (2)	351	—	344	351	—	323
Credit	Swap spreadlocks	—	—	—	2,338	—	99
	Credit default swaps	6,867	166	108	5,219	152	69
	Other	10	—	—	—	—	—
Equity market	Equity futures	6,345	20	10	6,057	1	88
	Equity options	23,438	2,083	659	5,153	2,150	—
	Variance swaps	11,969	283	13	9,222	416	—
	Other	250	—	98	250	—	101

	Total	$191,279	$6,912	$4,033	$198,439	$12,306	$4,365

(1)	The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

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

The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company also uses interest rate forwards to sell securities as economic hedges against the risk of changes in the fair value of mortgage loans held-for-sale and interest rate lock commitments. The Company utilizes interest rate forwards in cash flow and non-qualifying hedging relationships.

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

The Company uses certain of its foreign currency denominated GICs to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Such contracts are included in non-derivative hedging instruments in the preceding table.

Swap spreadlocks are used by the Company to hedge invested assets on an economic basis against the risk of changes in credit spreads. Swap spreadlocks are forward transactions between two parties whose underlying reference index is a forward starting interest rate swap where the Company agrees to pay a coupon based on a predetermined reference swap spread in exchange for receiving a coupon based on a floating rate. The Company has the option to cash settle with the counterparty in lieu of maintaining the swap after the effective date. The Company utilizes swap spreadlocks in non-qualifying hedging relationships.

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

In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

traded equity futures are used primarily to hedge liabilities embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in non-qualifying hedging relationships.

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

Hedging

The following table presents the notional amount and estimated fair value of derivatives designated as hedging instruments under SFAS 133 by type of hedge designation at:

	June 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$5,665	$744	$159	$6,093	$467	$550
Interest rate swaps	4,507	599	89	4,141	1,338	153

Subtotal	10,172	1,343	248	10,234	1,805	703

Cash Flow Hedges:
Foreign currency swaps	3,558	164	251	3,782	463	381
Interest rate swaps	—	—	—	286	—	6
Interest rate forwards	4,691	73	—	—	—	—
Other	10	—	—	—	—	—

Subtotal	8,259	237	251	4,068	463	387

Foreign Operations Hedges:
Foreign currency forwards	1,787	8	60	1,670	32	50
Foreign currency swaps	102	—	5	164	1	—
Non-derivative hedging instruments	351	—	344	351	—	323

Subtotal	2,240	8	409	2,185	33	373

Total Qualifying Hedges	$20,671	$1,588	$908	$16,487	$2,301	$1,463

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments under SFAS 133 by derivative type at:

	June 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Interest rate swaps	$31,106	$1,288	$1,247	$29,633	$3,279	$1,309
Interest rate floors	26,191	544	51	48,517	1,748	—
Interest rate caps	22,635	183	—	24,643	11	—
Interest rate futures	8,711	14	11	13,851	44	117
Interest rate options	300	6	—	2,365	939	35
Interest rate forwards	14,886	118	39	16,616	49	70
Synthetic GICs	4,313	—	—	4,260	—	—
Foreign currency swaps	8,202	530	807	9,399	1,022	935
Foreign currency forwards	4,505	53	82	3,497	121	79
Currency options	890	36	—	932	73	—
Swaps spreadlocks	—	—	—	2,338	—	99
Credit default swaps	6,867	166	108	5,219	152	69
Equity futures	6,345	20	10	6,057	1	88
Equity options	23,438	2,083	659	5,153	2,150	—
Variance swaps	11,969	283	13	9,222	416	—
Other	250	—	98	250	—	101

Total non-designated or non-qualifying derivatives	$170,608	$5,324	$3,125	$181,952	$10,005	$2,902

The following table presents the settlement payments recorded in income for the:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Qualifying hedges:
Net investment income	$10	$4	$27	$2
Interest credited to policyholder account balances	55	42	97	63
Other expenses	3	(1)	(1)	(1)
Non-qualifying hedges:
Net investment income (loss)	—	1	(1)	(1)
Net investment gains (losses)	33	(27)	63	(19)
Other revenues	14	—	22	—

Total	$115	$19	$207	$44

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

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net investment gains (losses). The following table represents the amount of such net investment gains (losses) recognized for the three months and six months ended June 30, 2009 and 2008:

				Ineffectiveness
		Net Investment Gains	Net Investment Gains	Recognized in
Derivatives in Fair Value	Hedge Items in Fair Value	(Losses) Recognized	(Losses) Recognized	Net Investment
Hedging Relationships	Hedging Relationships	for Derivatives	for Hedged Items	Gains (Losses)
		(In millions)

For the Three Months Ended June 30, 2009:
Interest rate swaps:	Fixed maturity securities	$33	$(29)	$4
	Policyholder account balances (1)	(518)	509	(9)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(16)	15	(1)
	Foreign-denominated policyholder account balances (2)	427	(421)	6

Total		$(74)	$74	$—

For the Three Months Ended June 30, 2008:
Total		$(323)	$313	$(10)

For the Six Months Ended June 30, 2009:
Interest rate swaps:	Fixed maturity securities	$47	$(41)	$6
	Policyholder account balances (1)	(812)	801	(11)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(13)	11	(2)
	Foreign-denominated policyholder account balances (2)	320	(308)	12

Total		$(458)	$463	$5

For the Six Months Ended June 30, 2008:
Total		$22	$(27)	$(5)

(1)	Fixed rate liabilities

(2)	Fixed rate or floating rate liabilities

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of SFAS 133: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) interest rate swaps to convert floating rate liabilities to fixed rate liabilities; (iii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; and (iv) interest rate forwards to lock in the price to be paid for forward purchases of fixed rate investments.

For the three months and six months ended June 30, 2009, the Company recognized insignificant net investment losses which represented the ineffective portion of all cash flow hedges. For the three months and six months ended June 30, 2008, the Company did not recognize any net investment gains (losses) which represented

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the ineffective portion of all cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date or in the additional time period permitted by SFAS 133. The net amounts reclassified into net investment gains (losses) for the three months and six months ended June 30, 2009 related to such discontinued cash flow hedges were gains (losses) of $0 and $1 million, respectively, and for the three months and six months ended June 30, 2008, related to such discontinued cash flow hedges were gains (losses) of ($3) million and ($7) million, respectively. With the exception of certain cash flow hedges involving interest rate forwards, there were no hedged forecasted transactions, other than the variable payments or receipts on existing assets and liabilities, for the three months and six months ended June 30, 2009. In connection with certain interest rate forwards, the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions does not exceed one year. There were no hedged forecasted transactions, other than the variable payments or receipts on existing assets and liabilities, for the three months and six months ended June 30, 2008.

The following table presents the components of other comprehensive loss, before income tax, related to cash flow hedges:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Other comprehensive income (loss), beginning of period	$113	$(361)	$82	$(270)
Gains (losses) deferred in other comprehensive loss on the effective portion of cash flow hedges	(97)	(11)	(105)	(46)
Amounts reclassified to net investment gains (losses)	(6)	51	33	(7)
Amounts reclassified to net investment income	4	3	6	5
Amounts reclassified to other expenses	(1)	(1)	(1)	(1)
Amortization of transition adjustment	—	1	(2)	1

Other comprehensive income (loss), end of period	$13	$(318)	$13	$(318)

At June 30, 2009, $40 million of deferred net losses on derivatives accumulated in other comprehensive loss is expected to be reclassified to earnings within the next 12 months.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months and six months ended June 30, 2009 and 2008:

					Amount and Location
	Amount of Gains	Amount and Location			of Gains (Losses)
	(Losses) Deferred	of Gains (Losses)			Recognized in Income
	in Accumulated	Reclassified from			on Derivatives
Derivatives in Cash Flow	Other Comprehensive	Accumulated Other			(Ineffective Portion and
Hedging Relationships	Loss on Derivatives	Comprehensive Loss into Income			Amount Excluded from
	(Effective Portion)	(Effective Portion)			Effectiveness Testing)
		Net Investment	Net Investment	Other	Net Investment	Net Investment
		Gains Losses	Income	Expenses	Gains (Losses)	Income
	(In millions)

For the Three Months Ended June 30, 2009:
Interest rate swaps	$—	$—	$(2)	$—	$—	$—
Foreign currency swaps	(170)	6	(2)	1	—	—
Interest rate forwards	73	—	—	—	—	—

Total	$(97)	$6	$(4)	$1	$—	$—

For the Three Months Ended June 30, 2008:
Interest rate swaps	$(5)	$—	$—	$—	$—	$—
Foreign currency swaps	(6)	(51)	(4)	1	—	—

Total	$(11)	$(51)	$(4)	$1	$—	$—

For the Six Months Ended June 30, 2009:
Interest rate swaps	$1	$—	$(2)	$—	$—	$—
Foreign currency swaps	(179)	(33)	(2)	1	—	—
Interest rate forwards	73	—	—	—	—	—

Total	$(105)	$(33)	$(4)	$1	$—	$—

For the Six Months Ended June 30, 2008:
Interest rate swaps	$(2)	$—	$—	$—	$—	$—
Foreign currency swaps	(44)	7	(6)	1	—	—

Total	$(46)	$7	$(6)	$1	$—	$—

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives and non-derivative financial instruments in net investment hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the three months and six months ended June 30, 2009 and 2008:

Amount of Gains (Losses)
Deferred in Accumulated
Other Comprehensive Loss
Derivatives and Non-Derivative Hedging Instruments in Net Investment Hedging Relationships (1),(2)	(Effective Portion)
(In millions)

For the Three Months Ended June 30, 2009:
Foreign currency forwards	$(154)
Foreign currency swaps	(14)
Non-derivative hedging instruments	(26)

Total	$(194)

For the Three Months Ended June 30, 2008:
Foreign currency forwards	$14
Foreign currency swaps	(22)
Non-derivative hedging instruments	(4)

Total	$(12)

For the Six Months Ended June 30, 2009:
Foreign currency forwards	$(149)
Foreign currency swaps	(10)
Non-derivative hedging instruments	(20)

Total	$(179)

For the Six Months Ended June 30, 2008:
Foreign currency forwards	$(38)
Foreign currency swaps	10
Non-derivative hedging instruments	11

Total	$(17)

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive loss into income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

At June 30, 2009 and December 31, 2008, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive loss related to hedges of net investments in foreign operations was ($53) million and $126 million, respectively.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting under SFAS 133 or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors, and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards, swaps and option contracts to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

futures and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) swap spreadlocks to economically hedge invested assets against the risk of changes in credit spreads; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) synthetic guaranteed interest contracts; (viii) credit default swaps and total rate of return swaps to synthetically create investments; (ix) basis swaps to better match the cash flows of assets and related liabilities; (x) credit default swaps held in relation to trading portfolios; (xi) swaptions to hedge interest rate risk; (xii) inflation swaps to reduce risk generated from inflation-indexed liabilities; and (xiii) interest rate lock commitments.

The following table presents the amount and location of gains (losses) recognized in income for derivatives that are not designated or qualifying as hedging instruments under SFAS 133:

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)
	(In millions)

For the Three Months Ended June 30, 2009:
Interest rate swaps	$(880)	$(1)	$—	$(155)
Interest rate floors	(302)	—	—	—
Interest rate caps	98	—	—	—
Interest rate futures	(366)	6	—	—
Equity futures	(782)	(38)	(210)	—
Foreign currency swaps	(240)	—	—	—
Foreign currency forwards	(85)	(7)	—	—
Currency options	(11)	—	—	—
Equity options	(784)	(44)	—	—
Interest rate options	—	—	—	2
Interest rate forwards	(7)	—	—	58
Variance swaps	(106)	(7)	—	—
Swap spreadlocks	9	—	—	—
Credit default swaps	(208)	(4)	—	—
Synthetic GICs	—	—	—	—
Other	28	—	—	—

Total	$(3,636)	$(95)	$(210)	$(95)

For the Three Months Ended June 30, 2008:	$(351)	$(37)	$2	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net	Net	Policyholder
	Investment	Investment	Benefits	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)
	(In millions)

For the Six Months Ended June 30, 2009:
Interest rate swaps	$(1,472)	$(3)	$—	$(146)
Interest rate floors	(853)	—	—	—
Interest rate caps	73	—	—	—
Interest rate futures	(484)	—	—	—
Equity futures	(349)	(11)	(97)	—
Foreign currency swaps	(162)	—	—	—
Foreign currency forwards	(84)	(31)	—	—
Currency options	(32)	—	—	—
Equity options	(732)	(62)	—	—
Interest rate options	(353)	—	—	2
Interest rate forwards	(6)	—	—	42
Variance swaps	(129)	(9)	—	—
Swap spreadlocks	(38)	—	—	—
Credit default swaps	(119)	(7)	—	—
Synthetic GICs	—	—	—	—
Other	8	—	—	—

Total	$(4,732)	$(123)	$(97)	$(102)

For the Six Months Ended June 30, 2008:	$(283)	$39	$59	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of liabilities embedded in certain variable annuity products offered by the Company.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

Credit Derivatives

In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2,406 million and $1,875 million at June 30, 2009 and December 31, 2008, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2009, the Company would have received $13 million to terminate all of these contracts, and at December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table below. As a result, the maximum amounts of potential future recoveries available to offset the $2,406 million and $1,875 million from the table below were $0 and $13 million at June 30, 2009 and December 31, 2008, respectively. The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
		Maximum			Maximum
	Estimated	Amount		Estimated	Amount of
	Fair	of Future	Weighted	Fair Value	Future	Weighted
	Value of Credit	Payments under	Average	of Credit	Payments under	Average
Rating Agency Designation of Referenced	Default	Credit Default	Years to	Default	Credit Default	Years to
Credit Obligations (1)	Swaps	Swaps (2)	Maturity (3)	Swaps	Swaps (2)	Maturity (3)
	(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$3	$135	4.5	$1	$143	5.0
Credit default swaps referencing indices	9	2,156	3.7	(33)	1,372	4.1

Subtotal	12	2,291	3.8	(32)	1,515	4.2

Baa
Single name credit default swaps (corporate)	1	70	2.7	2	110	2.6
Credit default swaps referencing indices	—	25	0.2	(5)	215	4.1

Subtotal	1	95	2.0	(3)	325	3.6

Ba
Single name credit default swaps (corporate)	—	—	—	—	25	1.6
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—		—	25	1.6

B
Single name credit default swaps (corporate)	—	20	0.2	—	—	—
Credit default swaps referencing indices	—	—	—	(2)	10	5.0

Subtotal	—	20	0.2	(2)	10	5.0

Caa and lower
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

In or near default
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

Total	$13	$2,406	3.7	$(37)	$1,875	4.0

(1)	The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At June 30, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $3,123 million and $7,758 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At June 30, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with a fair market value of $406 million and $1,249 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at June 30, 2009, none of the collateral had been sold or repledged.

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

	Fair Value (1) of	Fair Value of
	Derivatives in Net	Collateral
	Liability Position	Provided	Fair Value of Incremental Collateral
	June 30, 2009	June 30, 2009	Provided Upon:
Downgrade in the
			One Notch	Company’s Credit Rating
			Downgrade	to a Level that Triggers
			in the	Full Overnight
			Company’s	Collateralization or
		Fixed Maturity	Credit	Termination
		Securities (2)	Rating	of the Derivative Position
(In millions)

Derivatives subject to credit-contingent provisions	$660	$469	$77	$177
Derivatives not subject to credit-contingent provisions	98	98	—	—

Total	$758	$567	$77	$177

(1)	After taking into consideration the existence of netting agreements.

(2)	Included in fixed maturity securities in the consolidated balance sheet. The counterparties are permitted by contract to sell or repledge this collateral. At June 30, 2009, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s over-the-counter derivatives with credit-contingent provisions that were in a gross liability position at June 30, 2009 was $3,504 million. At June 30, 2009, the Company provided securities collateral of $469 million in connection with these derivatives. In the unlikely event that both (i) the Company’s credit rating is downgraded to a level that triggers full overnight collateralization or termination of all derivative positions, and (ii) the Company’s netting agreements are deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at June 30, 2009 would be $3,035 million. This amount does not consider gross derivative assets of $2,844 million for which the Company has the contractual right of offset.

At December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $776 million, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral.

The Company also has exchange-traded futures, which require the pledging of collateral. At June 30, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $100 million and $282 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At June 30, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $590 million and $686 million, respectively, which is included in premiums and other receivables.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	June 30, 2009	December 31, 2008
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefit riders	$122	$205
Call options in equity securities	(33)	(173)

Net embedded derivatives within asset host contracts	$89	$32

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefit riders	$1,219	$3,134
Other	(68)	(83)

Net embedded derivatives within liability host contracts	$1,151	$3,051

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions)

Net investment gains (losses) (1)	$793	$366	$2,010	$(60)
Policyholder benefits and claims	$(84)	$—	$(68)	$—

(1)	Effective January 1, 2008, upon adoption of SFAS 157, the valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. Included in net investment gains (losses) for the three months and six months ended June 30, 2009 were gains (losses) of ($1,538) million and ($710) million, respectively, in connection with this adjustment, and for the three months and six months ended June 30, 2008, in connection with this adjustment, were gains (losses) of ($79) million and $275 million, respectively.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA at June 30, 2009 and December 31, 2008 is as follows:

	DAC	VOBA	Total
	(In millions)

Balance, beginning of period	$16,653	$3,491	$20,144
Capitalizations	1,543	—	1,543

Subtotal	18,196	3,491	21,687

Less: Amortization related to:
Net investment gains (losses)	(385)	(56)	(441)
Other expenses	927	150	1,077

Total amortization	542	94	636

Less: Unrealized investment gains (losses)	568	233	801
Less: Other	(31)	(42)	(73)

Balance, end of period	$17,117	$3,206	$20,323

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $337 million in 2009, $353 million in 2010, $322 million in 2011, $289 million in 2012, and $250 million in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2013. For the six months ended June 30, 2009, $150 million has been amortized resulting in $187 million estimated to be amortized for the remainder of 2009.

Amortization of VOBA and DAC is attributed to both investment gains and losses and other expenses which are the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses provide information regarding the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

Information regarding DAC and VOBA by segment and reporting unit is as follows:

	DAC		VOBA		Total
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$68	$74	$5	$9	$73	$83
Retirement & savings	32	31	1	1	33	32
Non-medical health & other	921	898	—	—	921	898

Subtotal	1,021	1,003	6	10	1,027	1,013

Individual:
Traditional life	5,624	5,813	111	154	5,735	5,967
Variable & universal life	3,623	3,682	961	968	4,584	4,650
Annuities	4,518	3,971	1,675	1,917	6,193	5,888
Other	—	—	—	—	—	—

Subtotal	13,765	13,466	2,747	3,039	16,512	16,505

International:
Latin America region	483	432	359	341	842	773
European region	366	303	21	22	387	325
Asia Pacific region	1,300	1,263	71	75	1,371	1,338

Subtotal	2,149	1,998	451	438	2,600	2,436

Auto & Home	179	183	—	—	179	183

Corporate & Other	3	3	2	4	5	7

Total	$17,117	$16,653	$3,206	$3,491	$20,323	$20,144

6.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill is as follows:

June 30, 2009
(In millions)

Balance, beginning of period	$5,008
Other, net (1)	28

Balance, end of period	$5,036

(1)	Consisting principally of foreign currency translation adjustments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding goodwill by segment and reporting unit is as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$15	$15
Retirement & savings	887	887
Non-medical health & other	149	149

Subtotal	1,051	1,051

Individual:
Traditional life	73	73
Variable & universal life	1,172	1,174
Annuities	1,692	1,692
Other	18	18

Subtotal	2,955	2,957

International:
Latin America region	205	184
European region	41	37
Asia Pacific region	157	152

Subtotal	403	373

Auto & Home	157	157

Corporate & Other (1)	470	470

Total	$5,036	$5,008

(1)	The allocation of the goodwill to the reporting units was performed at the time of the respective acquisition. The $470 million of goodwill within Corporate & Other relates to goodwill acquired as a part of the Travelers acquisition of $405 million, as well as acquisitions by MetLife Bank, National Association (“MetLife Bank”) which resides within Corporate & Other. For purposes of goodwill impairment testing at March 31, 2009 and December 31, 2008, the $405 million of Corporate & Other goodwill has been attributed to the Individual and Institutional segment reporting units. The Individual segment was attributed $210 million (traditional life — $23 million, variable & universal life — $11 million and annuities — $176 million), and the Institutional segment was attributed $195 million (group life — $2 million, retirement & savings — $186 million, and non-medical health & other — $7 million) at both March 31, 2009 and December 31, 2008.

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive loss), the capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

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

The Company’s annual tests indicated that goodwill was not impaired at September 30, 2008. Due to economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, management determined it was appropriate to perform an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists and concluded that there were no triggering events in the second quarter that would require further detailed goodwill impairment testing. However, additional deterioration or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.	Insurance

Insurance Liabilities

Insurance liabilities are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$3,370	$3,346	$14,517	$14,044	$2,713	$2,532
Retirement & savings	40,288	40,320	53,320	60,787	29	58
Non-medical health & other	12,078	11,619	501	501	603	609
Individual:
Traditional life	53,435	52,968	1	1	1,545	1,423
Variable & universal life	1,288	1,129	15,403	15,062	1,432	1,452
Annuities	3,855	3,655	47,373	44,282	99	88
Other	6	2	2,783	2,524	1	1
International	10,200	9,241	6,123	5,654	1,462	1,227
Auto & Home	3,011	3,083	—	—	46	43
Corporate & Other	5,292	5,192	7,862	6,950	389	329

Total	$132,823	$130,555	$147,883	$149,805	$8,319	$7,762

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts is as follows:

	June 30, 2009				December 31, 2008
	In the		At		In the		At
	Event of Death		Annuitization		Event of Death		Annuitization
	(In millions)

Annuity Contracts (1)
Return of Net Deposits
Separate account value	$19,837		N/A		$15,882		N/A
Net amount at risk (2)	$3,456	(3)	N/A		$4,384	(3)	N/A
Average attained age of contractholders	63 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$71,925		$31,266		$62,345		$24,328
Net amount at risk (2)	$15,610	(3)	$10,438	(4)	$18,637	(3)	$11,312	(4)
Average attained age of contractholders	60 years		61 years		60 years		61 years
Two Tier Annuities
General account value	N/A		$282		N/A		$283
Net amount at risk (2)	N/A		$50	(5)	N/A		$50	(5)
Average attained age of contractholders	N/A		61 years		N/A		60 years

	June 30, 2009				December 31, 2008
	Secondary		Paid-Up		Secondary		Paid-Up
	Guarantees		Guarantees		Guarantees		Guarantees
	(In millions)

Universal and Variable Life Contracts (1)
Account value (general and separate account)	$8,760		$4,185		$7,825		$4,135
Net amount at risk (2)	$153,902	(3)	$29,994	(3)	$145,927	(3)	$31,274	(3)
Average attained age of policyholders	52 years		57 years		50 years		56 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct amount at risk (excluding reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(4)	The net amount at risk for guarantees of amounts at annuitization is defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance.

(5)	The net amount at risk for two tier annuities is based on the excess of the upper tier, adjusted for a profit margin, less the lower tier.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts at June 30, 2009 and December 31, 2008 is as follows:

			Universal and Variable
	Annuity Contracts		Life Contracts
	Guaranteed	Guaranteed
	Death	Annuitization	Secondary	Paid-Up
	Benefits	Benefits	Guarantees	Guarantees	Total
	(In millions)

Direct:
Balance, beginning of period	$251	$403	$271	$140	$1,065
Incurred guaranteed benefits	69	42	144	9	264
Paid guaranteed benefits	(111)	—	—	—	(111)

Balance, end of period	$209	$445	$415	$149	$1,218

Ceded:
Balance, beginning of period	$8	$—	$80	$90	$178
Incurred guaranteed benefits	16	—	75	14	105
Paid guaranteed benefits	(17)	—	—	—	(17)

Balance, end of period	$7	$—	$155	$104	$266

Net:
Balance, beginning of period	$243	$403	$191	$50	$887
Incurred guaranteed benefits	53	42	69	(5)	159
Paid guaranteed benefits	(94)	—	—	—	(94)

Balance, end of period	$202	$445	$260	$45	$952

Account balances of contracts with insurance guarantees are invested in separate account asset classes as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Mutual Fund Groupings:
Equity	$39,664	$39,842
Balanced	23,732	14,548
Bond	6,078	5,671
Money Market	2,410	2,456
Specialty	1,480	488

Total	$73,364	$63,005

8.	Closed Block

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Recent experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized losses, has resulted in a policyholder dividend obligation of zero at both June 30, 2009 and December 31, 2008. The policyholder dividend obligation of zero and the Company’s decision to revise the expected policyholder dividend scales, which are based upon statutory results, has resulted in reduction to both actual and expected cumulative earnings of the closed block. Amortization of the closed block DAC, which resides outside of the closed block, will be based upon actual cumulative earnings rather than expected cumulative earnings of the closed block until such time as the actual cumulative earnings of the closed block exceed the expected cumulative earnings, at which time the policyholder dividend obligation will be reestablished. Actual cumulative earnings less than expected cumulative earnings will result in future adjustments to DAC and net income of the Company and increase sensitivity of the Company’s net income to movements in closed block results.

Information regarding the closed block liabilities and assets designated to the closed block is as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Closed Block Liabilities
Future policy benefits	$43,451	$43,520
Other policyholder funds	300	315
Policyholder dividends payable	749	711
Payables for collateral under securities loaned and other transactions	2,365	2,852
Other liabilities	498	254

Total closed block liabilities	47,363	47,652

Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $27,924 and $27,947, respectively)	26,497	26,205
Equity securities available-for-sale, at estimated fair value (cost: $259 and $280, respectively)	229	210
Mortgage loans	7,068	7,243
Policy loans	4,476	4,426
Real estate and real estate joint ventures held-for-investment	358	381
Short-term investments	—	52
Other invested assets	678	952

Total investments	39,306	39,469
Cash and cash equivalents	517	262
Accrued investment income	467	484
Premiums and other receivables	141	98
Current income tax recoverable	50	—
Deferred income tax assets	1,398	1,632

Total assets designated to the closed block	41,879	41,945

Excess of closed block liabilities over assets designated to the closed block	5,484	5,707

Amounts included in accumulated other comprehensive loss:
Unrealized investment gains (losses), net of income tax of ($515) and ($633), respectively	(961)	(1,174)
Unrealized gains (losses) on derivative instruments, net of income tax of ($1) and ($8), respectively	(2)	(15)

Total amounts included in accumulated other comprehensive loss	(963)	(1,189)

Maximum future earnings to be recognized from closed block assets and liabilities	$4,521	$4,518

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$669	$686	$1,304	$1,337
Net investment income and other revenues	553	577	1,086	1,141
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(21)	(2)	(57)	(3)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	8	—	8	—
Other net investment gains (losses), net	(82)	(6)	108	(70)

Total net investment gains (losses)	(95)	(8)	59	(73)

Total revenues	1,127	1,255	2,449	2,405

Expenses
Policyholder benefits and claims	826	844	1,612	1,647
Policyholder dividends	373	379	739	750
Other expenses	52	54	104	110

Total expenses	1,251	1,277	2,455	2,507

Revenues, net of expenses before income tax	(124)	(22)	(6)	(102)
Income tax	(44)	(9)	(3)	(40)

Revenues, net of expenses and income tax	$(80)	$(13)	$(3)	$(62)

The change in the maximum future earnings of the closed block is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Balance, beginning of period	$4,441	$4,478	$4,518	$4,429
Change during period	80	13	3	62

Balance, end of period	$4,521	$4,491	$4,521	$4,491

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Senior Notes

On May 29, 2009, the Holding Company issued $1,250 million senior notes due June 1, 2016. The notes bear interest at a fixed rate of 6.75%, payable semiannually. In connection with the offering, the Holding Company incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

On March 26, 2009, the Holding Company issued $397 million aggregate principal amount of floating rate senior notes due June 29, 2012 under the FDIC Program. The notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. The notes are not redeemable prior to their maturity. In connection with the offering, the Holding Company incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

On February 17, 2009, the Holding Company closed the successful remarketing of the $1,035 million Series B portion of the junior subordinated debt securities constituting part of its common equity units issued in June 2005. The common equity units consisted of a debt security and a stock purchase contract under which the holders of the units would be required to purchase common stock. The remarketing of the Series A portion of the junior subordinated debt securities and the associated stock purchase contract settlement occurred in August 2008. In the February 2009 remarketing, the Series B junior subordinated debt securities were modified, as permitted by their terms, to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debt securities remarketed and used the remarketing proceeds to settle their payment obligations under the stock purchase contracts. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contracts, the terms of the debt they received are the same as the terms of the remarketed debt. The subsequent settlement of the stock purchase contracts provided proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts on February 17, 2009.

Repurchase Agreements with the Federal Home Loan Bank of New York

MetLife Bank is a member of the FHLB of NY and holds $187 million and $89 million of common stock of the FHLB of NY at June 30, 2009 and December 31, 2008, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $3.8 billion and $1.8 billion at June 30, 2009 and December 31, 2008, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the six months ended June 30, 2009 and 2008, MetLife Bank received advances related to long-term borrowings totaling $550 million and $170 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $120 million and $171 million related to long-term borrowings for the six months ended June 30, 2009 and 2008, respectively. The advances on the repurchase agreements related to both long-term and short-term debt are collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $5.0 billion and $3.1 billion at June 30, 2009 and December 31, 2008, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Collateralized Borrowing from the Federal Reserve Bank of New York

MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. In order to utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At June 30, 2009 and December 31, 2008, MetLife Bank’s liability for advances from the Federal Reserve Bank of New York under these facilities was $1.8 billion and $950 million, respectively, which is included in short-term debt. The estimated fair value of loan and investment security collateral pledged by MetLife Bank to the Federal Reserve Bank of New York at June 30, 2009 and December 31, 2008 was $3.0 billion and $1.6 billion, respectively. During the six months ended June 30, 2009, the weighted average interest rate on these advances was 0.13%. During the six months ended June 30, 2009, the average daily balance of these advances was $1.6 billion and these advances were outstanding for an average of 32 days. The Company did not participate in these programs during the six months ended June 30, 2008.

Short-term Debt

Short-term debt was $4.8 billion and $2.7 billion at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, short-term debt consisted of $580 million of commercial paper, $1.8 billion related to the aforementioned collateralized borrowings from the Federal Reserve Bank of New York and $2.4 billion related to MetLife Bank’s liability under the aforementioned repurchase agreements with the FHLB of NY with original maturities of less than one year. At December 31, 2008, short-term debt consisted of $714 million of commercial paper, $950 million related to the aforementioned collateralized borrowing from the Federal Reserve Bank of New York, $695 million related to MetLife Bank’s liability under the aforementioned repurchase agreements with the FHLB of NY with original maturities of less than one year and $300 million related to MetLife Insurance Company of Connecticut’s liability for borrowings from the FHLB of Boston with original maturities of less than one year. During the six months ended June 30, 2009 and 2008, the weighted average interest rate on short-term debt was 0.5% and 3.0%, respectively. During the six months ended June 30, 2009 and 2008, the average daily balance of short-term debt was $3.4 billion and $878 million, respectively, and short-term debt was outstanding for an average of 16 days and 31 days, respectively.

Credit and Committed Facilities and Letters of Credit

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.2 billion at June 30, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at June 30, 2009, $2.9 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these credit facilities were $14 million and $30 million for the three months and six months ended June 30, 2009, respectively, and $1 million and $3 million for the three months and six months ended June 30, 2008, respectively. Information on these credit facilities at June 30, 2009 is as follows:

				Letter of
				Credit		Unused
Borrower(s)	Expiration		Capacity	Issuances	Drawdowns	Commitments
	(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012	(1)	$2,850	$534	$—	$2,316
MetLife Bank, N.A	July 2009		300	—	—	300

Total			$3,150	$534	$—	$2,616

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

Committed Facilities.  The Company maintains committed facilities aggregating $11.5 billion at June 30, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities are used for collateral for certain of the Company’s reinsurance liabilities. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these committed facilities were $14 million and $25 million for the three months and six months ended June 30, 2009, respectively, and $4 million and $7 million for the three months and six months ended June 30, 2008, respectively. Information on committed facilities at June 30, 2009 is as follows:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2009 (1)	$500	$500	$—	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (2)	500	490	—	10	7
Exeter Reassurance Company Ltd.	December 2027 (3)	650	410	—	240	18
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,797	703	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (3)	2,896	1,421	—	1,475	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (3)	3,500	1,261	—	2,239	29

Total		$11,546	$4,082	$2,797	$4,667

(1)	On July 31, 2009, MetLife, Inc. entered into an agreement to extend the availability of $300 million of this committed facility to August 2010.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At June 30, 2009, the Company had outstanding $4.7 billion in letters of credit from various financial institutions, of which $4.1 billion and $534 million were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it is in compliance with all covenants at June 30, 2009.

10.	Collateral Financing Arrangements

Associated with the Closed Block

In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of the Company. In connection with this transaction, MRC issued to investors, placed by an unaffiliated financial institution, a $2.5 billion, 35-year surplus note to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus note accrues at an annual rate of 3-month LIBOR plus 0.55%, payable quarterly. The ability of MRC to make interest and principal payments

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

on the surplus note is contingent upon South Carolina regulatory approval. At both June 30, 2009 and December 31, 2008, the amount of the surplus note outstanding was $2.5 billion.

Simultaneous with the issuance of the surplus note, the Holding Company entered into an agreement with the unaffiliated financial institution, under which the Holding Company is entitled to the interest paid by MRC on the surplus note of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus note. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus note. Such payments would reduce the amount of interest payments due from the Holding Company under the agreement. At December 31, 2008, the Company had paid $800 million to the unaffiliated financial institution related to the decline in the estimated fair value of the surplus note. In April 2009, the Holding Company paid an additional $400 million to the unaffiliated financial institution as a result of the continued decline in the estimated fair value of the surplus note. In June 2009, the Holding Company received $400 million from the unaffiliated financial institution as a result of the increase in the estimated fair value of the surplus note since April 2009. In addition, the Holding Company had pledged collateral with an estimated fair value of $48 million and $230 million to the unaffiliated financial institution at June 30, 2009 and December 31, 2008, respectively. In addition, the Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

A majority of the proceeds from the offering of the surplus note was placed in trust, which is consolidated by the Company, to support MRC’s statutory obligations associated with the assumed closed block liabilities.

At June 30, 2009 and December 31, 2008, the estimated fair value of assets held in trust by the Company was $2.3 billion and $2.1 billion, respectively. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s interim condensed consolidated balance sheets, with the related income included within net investment income in the Company’s consolidated statements of income. Interest on the collateral financing arrangement is included as a component of other expenses. Total interest expense was $15 million and $31 million for the three months and six months ended June 30, 2009, respectively, and $24 million and $61 million for the three months and six months ended June 30, 2008, respectively.

Associated with Secondary Guarantees

In May 2007, the Holding Company and MetLife Reinsurance Company of South Carolina, a wholly-owned subsidiary of the Company, entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provides up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under intercompany reinsurance agreements. Such statutory reserves are associated with universal life secondary guarantees and are required under U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation A-XXX). At June 30, 2009 and December 31, 2008, $2.8 billion and $2.7 billion had been drawn upon under the collateral financing arrangement, respectively. The collateral financing arrangement may be extended by agreement of the Holding Company and the unaffiliated financial institution on each anniversary of the closing.

Proceeds from the collateral financing arrangement were placed in trust to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. The trust is a VIE which is consolidated by the Company. The unaffiliated financial institution is entitled to the return on the investment portfolio held by the trust.

In connection with the collateral financing arrangement, the Holding Company entered into an agreement with the same unaffiliated financial institution under which the Holding Company is entitled to the return on the investment portfolio held by the trust established in connection with this collateral financing arrangement in

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

exchange for the payment of a stated rate of return to the unaffiliated financial institution of 3-month LIBOR plus 0.70%, payable quarterly. The Holding Company may also be required to make payments to the unaffiliated financial institution, for deposit into the trust, related to any decline in the estimated fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. In January 2009, the Holding Company paid $360 million to the unaffiliated financial institution as a result of the decline in the estimated fair value of the assets in the trust. Cumulatively, the Holding Company has contributed $680 million as a result of declines in the estimated fair value of the assets in the trust. All of the $680 million was deposited into the trust.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At June 30, 2009 and December 31, 2008, the Holding Company had pledged $75 million and $86 million under the agreement, respectively.

At June 30, 2009 and December 31, 2008, the Company held assets in trust with an estimated fair value of $3.1 billion and $2.4 billion, respectively, associated with this transaction. The assets are principally invested in fixed maturity securities and are presented as such within the Company’s consolidated balance sheet, with the related income included within net investment income in the Company’s consolidated statements of income. Interest on the collateral financing arrangement is included as a component of other expenses. Total interest expense was $13 million and $28 million for the three months and six months ended June 30, 2009, respectively, and $21 million and $54 million for the three months and six months ended June 30, 2008, respectively.

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

On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and contingencies to be reflected in the Company’s consolidated financial statements. The review includes senior legal and financial personnel. Unless stated below, estimates of possible losses or ranges of loss for particular matters cannot in the ordinary course be made with a reasonable degree of certainty. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2009.

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

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (“Exchange Act”) in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. On March 30, 2009, the court denied MLIC’s and the Holding Company’s motion for summary judgment and plaintiffs’ motion for partial summary judgment. On July 17, 2009, the court entered an order setting the trial to begin on September 8, 2009.

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

As reported in the 2008 Annual Report, MLIC received approximately 5,063 asbestos-related claims in 2008. During the six months ended June 30, 2009 and 2008, MLIC received approximately 1,726 and 2,863 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2009.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. Regulators also have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company has received a subpoena from and has had discussions with the Office of the U.S. Attorney for the Southern District of California regarding the insurance broker Universal Life Resources. The Company has been cooperating fully.

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

On April 14, 2009, MSI received a Wells Notice from FINRA stating that FINRA is considering recommending that a disciplinary action be brought against MSI. FINRA contends that during the period from March 1999 through December 2006, MSI’s registered representative supervisory system was not reasonably designed to achieve compliance with National Association of Securities Dealers Conduct Rules relating to the review of registered representatives’ electronic correspondence. Under FINRA procedures, MSI can avail itself of the opportunity to respond to the FINRA staff before it makes a formal recommendation regarding whether any disciplinary action should be considered.

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

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On June 3, 2009, the defendant filed a notice of appeal from the January 6, 2009 judgment and the May 14, 2009 opinion and order. As it is possible that the judgment could be affected during appellate practice, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. Motions for class certification have been filed and briefed in both cases. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007), was filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The court granted the defendants’ motion to dismiss, and the U.S. Court of Appeals for the Third Circuit issued an order on July 22, 2009 affirming the dismissal. Simon v. Metropolitan Property and Casualty Ins. Co. (W.D. Okla., filed September 23, 2008), a fourth putative nationwide class action lawsuit relating to payment of medical providers, is pending in federal court in Oklahoma. The Company is vigorously defending against the claims in these matters.

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

Sales Practices Claims.  Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At June 30, 2009, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

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

In September 2008, the Argentine Supreme Court issued a ruling in an individual lawsuit that was contrary to the 2002 Pesification Law enacted by the Argentine government. This ruling relates to certain social security pension annuity contractholders who had filed lawsuits challenging the 2002 Pesification Law. The annuity contracts impacted by this ruling, which were deemed peso denominated under the 2002 Pesification Law, are now considered to be U.S. Dollar denominated obligations of the Company. Contingent liabilities that were established at acquisition in 2005 in connection with the outstanding lawsuits have been adjusted and refined to be consistent with the ruling. The impact of the refinements resulting from the change in these contingent liabilities and the associated future policyholder benefits was an increase to net income of $34 million, net of income tax, during the year ended December 31, 2008.

In March 2009, in light of market developments resulting from the Supreme Court ruling contrary to the Pesification Law and the implementation by the Company of a program to allow the contractholders that had not filed a lawsuit to convert to U.S. Dollars the social security annuity contracts denominated in pesos by the Law, the Company reassessed the corresponding contingent liability established at acquisition in 2005. The impact of this reassessment is an increase to net income of $95 million, net of income tax, due to the reduction of the contingent liability established in 2005 of $108 million, net of income tax, which was partially offset by the establishment of contingent liabilities from the implementation of the program to convert these contracts to U.S. Dollars of $13 million, net of income tax, during the quarter ended March 31, 2009.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $4.2 billion and $4.5 billion at June 30, 2009 and December 31, 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $4.4 billion and $8.0 billion at June 30, 2009 and December 31, 2008, respectively. The Company intends to

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to SFAS 133, and their estimated fair value and notional amounts are included within interest rate forwards in Note 4.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.5 billion and $2.7 billion at June 30, 2009 and December 31, 2008, respectively.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $847 million and $971 million at June 30, 2009 and December 31, 2008, respectively.

Guarantees

During the six months ended June 30, 2009, the Company did not record additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $6 million at both June 30, 2009 and December 31, 2008.

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

The components of net periodic benefit cost were as follows:

					Other
	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Service cost	$43	$40	$86	$82	$5	$4	$11	$10
Interest cost	98	94	198	191	31	26	63	52
Expected return on plan assets	(108)	(130)	(220)	(263)	(18)	(21)	(37)	(44)
Amortization of prior service cost (credit)	2	4	4	8	(9)	(9)	(18)	(18)
Amortization of net actuarial (gains) losses	56	6	113	11	11	—	21	—

Net periodic benefit cost	$91	$14	$181	$29	$20	$—	$40	$—

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The components of net periodic benefit cost amortized from accumulated other comprehensive loss were as follows:

					Other
	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Amortization of prior service cost (credit)	$2	$4	$4	$8	$(9)	$(9)	$(18)	$(18)
Amortization of net actuarial (gains) losses	56	6	113	11	11	—	21	—

Subtotal	58	10	117	19	2	(9)	3	(18)
Deferred income tax expense (benefit)	(19)	(3)	(40)	(7)	(1)	3	(1)	6

Components of net periodic benefit cost amortized from accumulated other comprehensive loss, net of income tax	$39	$7	$77	$12	$1	$(6)	$2	$(12)

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, no contributions are required to be made to the Subsidiaries’ qualified pension plans during 2009; however, the Subsidiaries expected to make discretionary contributions of up to $150 million to the plans during 2009. At June 30, 2009, the Subsidiaries no longer expect to make this contribution to the Subsidiaries qualified pension plans in 2009. The Subsidiaries fund benefit payments for their non-qualified pension and other postretirement plans as due through their general assets.

13.	Equity

Preferred Stock

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Preferred Shares is as follows:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	$7	$0.4062500	$24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	$6	$0.4062500	$24

				$13		$48

May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	$7	$0.4062500	$24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	$9	$0.4062500	$24

				$16		$48

Common Stock

Repurchases

At June 30, 2009, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at June 30, 2009. Under these authorizations, the Company may

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

Issuances

As described in Note 9, the Company delivered 24,343,154 shares of newly issued common stock on February 17, 2009 with proceeds of $1,035 million to settle the remaining stock purchase contracts issued as part of the common equity units sold in June 2005.

During the three months and six months ended June 30, 2009, 500,001 shares and 614,047 shares of common stock were issued from treasury stock for $27 million and $33 million, respectively.

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

At June 30, 2009, the aggregate number of shares remaining available for issuance pursuant to the 2005 Stock Plan and the 2005 Directors Stock Plan was 46,897,752 and 1,838,594, respectively.

Compensation expense of $23 million and $44 million, and income tax benefits of $8 million and $15 million, related to the Incentive Plans was recognized for the three months and six months ended June 30, 2009, respectively. Compensation expense of $22 million and $76 million, and income tax benefits of $8 million and $27 million, related to the Incentive Plans was recognized for the three months and six months ended June 30, 2008, respectively. Compensation expense is principally related to the issuance of Stock Options and Performance Shares. The majority of awards granted by the Company are made in the first quarter of each year. As a result of the Company’s policy of recognizing stock-based compensation over the shorter of the stated requisite service period or period until attainment of retirement eligibility, a greater proportion of the aggregate fair value for awards granted on or after January 1, 2007 is recognized immediately on the grant date.

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

During the six months ended June 30, 2009, the Company granted 5,328,662 Stock Option awards with a weighted average exercise price of $23.33 for which the total fair value on the date of grant was $44 million. The number of Stock Options outstanding at June 30, 2009 was 30,913,142 with a weighted average exercise price of $38.46.

Compensation expense of $11 million and $35 million related to Stock Options was recognized for the three months and six months ended June 30, 2009, respectively, and $10 million and $31 million related to Stock Options was recognized for the three months and six months ended June 30, 2008, respectively.

At June 30, 2009, there was $59 million of total unrecognized compensation costs related to Stock Options. It is expected that these costs will be recognized over a weighted average period of 1.95 years.

Performance Shares

Beginning in 2005, certain members of management were awarded Performance Shares under (and as defined in) the 2005 Stock Plan. Participants are awarded an initial target number of Performance Shares with the final number of Performance Shares payable being determined by the product of the initial target multiplied by a performance factor of 0.0 to 2.0. The performance factor applied is based on measurements of the Company’s performance, including with respect to: (i) the change in annual net operating earnings per share, as defined; and (ii) the proportionate total shareholder return, as defined, each with reference to the applicable three-year performance period relative to other companies in the S&P Insurance Index with reference to the same three-year period. Beginning with awards made in 2009, in order for Performance Shares to be payable, the Company must generate positive net income for either the third year of the performance period or for the performance period as a whole. Also beginning with awards made in 2009, if the Company’s Total Shareholder Return with reference to the applicable three-year performance period is zero percent or less, the performance factor will be multiplied by 75%. Performance Share awards will normally vest in their entirety at the end of the three-year performance period and will be settled entirely in shares of the Company’s common stock.

During the six months ended June 30, 2009, the Company granted 1,944,298 Performance Share awards for which the total fair value on the date of grant was $40 million. The number of Performance Shares outstanding at June 30, 2009 was 3,664,723 with a weighted average fair value of $38.50 per share. These amounts represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the final performance factor to be determined following the end of the respective performance period. The three-year performance period associated with the Performance Shares awarded in 2006 was completed effective December 31, 2008. The final performance factor has been applied to the 812,975 Performance Shares associated with the 2006 grant outstanding at December 31, 2008 and resulted in the issuance of 894,273 shares of the Company’s common stock during the second quarter of 2009.

Compensation expense of $12 million and $7 million related to Performance Shares was recognized for the three months and six months ended June 30, 2009, respectively, and $12 million and $44 million related to Performance Shares was recognized for the three months and six months ended June 30, 2008, respectively.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2009, there was $54 million of total unrecognized compensation costs related to Performance Share awards. It is expected that these costs will be recognized over a weighted average period of 1.68 years.

Restricted Stock Units

Restricted Stock Units will normally vest in their entirety on the third anniversary of their grant date and will be settled in an equal number of shares of the Company’s common stock. During the six months ended June 30, 2009, the Company granted 295,000 Restricted Stock Units for which the total fair value on the date of grant was $6 million. The number of Restricted Stock Units outstanding at June 30, 2009 was 419,487 with a weighted average fair value of $29.82 per unit.

Compensation expense of less than $1 million and $2 million related to Restricted Stock Units was recognized for the three months and six months ended June 30, 2009, respectively. Compensation expense of less than $1 million and $1 million related to Restricted Stock Units was recognized for the three months and six months ended June 30, 2008, respectively.

At June 30, 2009, there was $7 million of total unrecognized compensation costs related to Restricted Stock Units. It is expected that these costs will be recognized over a weighted average period of 2.22 years.

14.	Other Expenses

Information on other expenses is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Compensation	$1,045	$894	$1,993	$1,744
Commissions	867	843	1,723	1,693
Interest and debt issue costs	260	269	515	557
Amortization of DAC and VOBA	(293)	504	636	1,082
Capitalization of DAC	(757)	(775)	(1,543)	(1,536)
Rent, net of sublease income	103	110	216	216
Insurance tax	143	128	268	251
Other (1)	663	634	1,225	1,147

Total other expenses	$2,031	$2,607	$5,033	$5,154

(1)	Restructuring Charges

In September 2008, the Company began an enterprise-wide cost reduction and revenue enhancement initiative which is expected to be fully implemented by December 31, 2010. This initiative is focused on reducing complexity, leveraging scale, increasing productivity, and improving the effectiveness of the Company’s operations, as well as providing a foundation for future growth. At June 30, 2009 and December 31, 2008, the Company had a liability for severance-related restructuring costs of $36 million and $86 million, respectively. Restructuring charges incurred in connection with this enterprise-wide initiative during the three months and six months ended June 30, 2009 were $16 million and $37 million, respectively, and are included in other expense. As the expenses relate to an enterprise-wide initiative, they were incurred within Corporate & Other. Estimated restructuring costs may change as

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

management continues to execute its restructuring plans. Restructuring charges associated with this enterprise-wide initiative were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
	(In millions)

Balance, beginning of period	$39	$86
Severance charges	16	38
Change in severance charge estimates	—	(1)
Cash payments	(19)	(87)

Balance, end of period	$36	$36

Restructuring charges incurred in current period	$16	$37

Total restructuring charges incurred since inception of program	$138	$138

Management anticipates further restructuring charges including severance, lease and asset impairments will be incurred during the years ended December 31, 2009 and 2010. However, such restructuring plans are not sufficiently developed to enable the Company to make an estimate of such restructuring charges at June 30, 2009.

In addition to the restructuring charges incurred in connection with the aforementioned enterprise-wide initiative, the Company also incurred severance costs in connection with the Argentine government’s nationalization of its private pension business. At June 30, 2009 and December 31, 2008, the Company had a liability for severance-related restructuring costs of $1 million and $3 million, respectively. For the three months and six months ended June 30, 2009, the Company made payments of $1 million and $2 million, respectively, within the International segment.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

15.	Earnings Per Common Share

The following table presents the weighted average shares used in calculating basic earnings per common share and those used in calculating diluted earnings per common share for each income category presented below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions, except share and per common share data)

Weighted Average Shares:
Weighted average common stock outstanding for basic earnings per common share	821,594,380	712,837,796	815,068,638	716,011,791
Incremental common shares from assumed:
Stock purchase contracts underlying common equity units (1)	—	4,334,366	—	3,966,168
Exercise or issuance of stock-based awards	3,505,464	9,362,352	2,592,460	8,874,825

Weighted average common stock outstanding for diluted earnings per common share	825,099,844	726,534,514	817,661,098	728,852,784

Income (Loss) from Continuing Operations:
Income (loss) from continuing operations, net of income tax	$(1,418)	$879	$(2,002)	$1,504
Less: Income (loss) attributable to noncontrolling interests, net of income tax	(16)	(6)	(20)	(9)
Less: Preferred stock dividends	31	31	61	64

Income (loss) from continuing operations, net of income tax, available to MetLife, Inc.’s common shareholders	$(1,433)	$854	$(2,043)	$1,449

Basic	$(1.74)	$1.19	$(2.50)	$2.03

Diluted	$(1.74)	$1.18	$(2.50)	$1.99

Income from Discontinued Operations:
Income from discontinued operations, net of income tax	$—	$117	$36	$152
Less: Income from discontinued operations, net of income tax, attributable to noncontrolling interests	—	56	—	71

Income from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	$—	$61	$36	$81

Basic	$—	$0.09	$0.04	$0.11

Diluted	$—	$0.08	$0.04	$0.11

Net Income:
Net income (loss)	$(1,418)	$996	$(1,966)	$1,656
Less: Net income (loss) attributable to noncontrolling interests	(16)	50	(20)	62
Less: Preferred stock dividends	31	31	61	64

Net income (loss) available to MetLife, Inc.’s common shareholders	$(1,433)	$915	$(2,007)	$1,530

Basic	$(1.74)	$1.28	$(2.46)	$2.14

Diluted	$(1.74)	$1.26	$(2.46)	$2.10

(1)	See Note 13 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for a description of the common equity units. The stock purchase contracts underlying the common equity units as described therein were settled upon the initial stock purchase in August 2008 and the subsequent stock purchase

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

in February 2009. During the period ended June 30, 2008, the average closing price of the Company’s common stock exceeded the threshold appreciation price on the stock purchase contracts underlying the common equity units, and, accordingly, increased the weighted average shares outstanding presented above. During the period ended June 30, 2009, the average closing price of the Company’s common stock never exceeded the threshold appreciation price on the stock purchase contracts underlying the common equity units prior to the settlement in February 2009.

16.	Business Segment Information

The Company is a leading provider of individual insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Europe, and Asia Pacific regions. The Company’s business is currently divided into four operating segments: Institutional, Individual, International, and Auto & Home, as well as Corporate & Other. These segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. Corporate & Other contains the excess capital not allocated to the business segments, various start-up entities, MetLife Bank and run-off entities, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of all intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings, as well as intersegment transactions. The operations of Reinsurance Group of America, Incorporated (“RGA”) are also reported in Corporate & Other as discontinued operations. See Note 17 for disclosures regarding discontinued operations, including real estate.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2009 and 2008. The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation. The Company allocates equity to each segment based upon the economic capital model that allows the Company to effectively manage its capital. Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s businesses. As a part of the economic capital process, a portion of net investment income is credited to the segments based on the level of allocated equity. The Company evaluates the performance of each segment based upon net income excluding net investment gains (losses) of consolidated entities and operating joint ventures reported under the equity method of accounting, net of income tax, adjustments related to net investment gains (losses), net of income tax, the impact from the cumulative effect of changes in accounting, net of income tax, costs related to business combinations, net of income tax, and discontinued operations, other than discontinued real estate, net of income tax, less preferred stock dividends. The Company allocates certain non-recurring items, such as expenses associated with certain legal proceedings, to Corporate & Other.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Three Months Ended June 30, 2009:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$3,904	$1,165	$777	$726	$4	$6,576
Universal life and investment-type product policy fees	226	764	226	—	—	1,216
Net investment income	1,585	1,704	258	49	135	3,731
Other revenues	166	116	2	5	283	572
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(325)	(135)	(10)	—	(96)	(566)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	113	39	—	—	82	234
Other net investment gains (losses), net	(1,116)	(1,394)	(491)	(8)	(488)	(3,497)

Total net investment gains (losses)	(1,328)	(1,490)	(501)	(8)	(502)	(3,829)

Total revenues	4,553	2,259	762	772	(80)	8,266

Expenses
Policyholder benefits and claims	4,333	1,559	559	491	4	6,946
Interest credited to policyholder account balances	460	609	160	—	—	1,229
Policyholder dividends	—	431	2	1	—	434
Other expenses	627	176	404	192	632	2,031

Total expenses	5,420	2,775	1,125	684	636	10,640

Income (loss) from continuing operations before provision for income tax	(867)	(516)	(363)	88	(716)	(2,374)
Provision for income tax expense (benefit)	(312)	(184)	(149)	17	(328)	(956)

Income (loss) from continuing operations, net of income tax	(555)	(332)	(214)	71	(388)	(1,418)
Income from discontinued operations, net of income tax	—	—	—	—	—	—

Net income (loss)	(555)	(332)	(214)	71	(388)	(1,418)
Less: Net loss attributable to noncontrolling interests	—	—	(9)	—	(7)	(16)

Net income (loss) attributable to MetLife, Inc.	(555)	(332)	(205)	71	(381)	(1,402)
Less: Preferred stock dividends	—	—	—	—	31	31

Net income (loss) available to MetLife, Inc.’s common shareholders	$(555)	$(332)	$(205)	$71	$(412)	$(1,433)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Three Months Ended June 30, 2008:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$3,599	$1,067	$920	$742	$12	$6,340
Universal life and investment-type product policy fees	208	895	293	—	—	1,396
Net investment income	1,973	1,696	356	50	244	4,319
Other revenues	171	154	6	10	10	351
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(95)	(25)	(1)	(1)	(17)	(139)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—	—	—
Other net investment gains (losses), net	193	(236)	(135)	(12)	(28)	(218)

Total net investment gains (losses)	98	(261)	(136)	(13)	(45)	(357)

Total revenues	6,049	3,551	1,439	789	221	12,049

Expenses
Policyholder benefits and claims	4,016	1,392	618	539	14	6,579
Interest credited to policyholder account balances	613	494	89	—	—	1,196
Policyholder dividends	—	442	2	2	—	446
Other expenses	591	933	476	205	402	2,607

Total expenses	5,220	3,261	1,185	746	416	10,828

Income from continuing operations before provision for income tax	829	290	254	43	(195)	1,221
Provision for income tax expense	280	92	87	—	(117)	342

Income from continuing operations, net of income tax	549	198	167	43	(78)	879
Income from discontinued operations, net of income tax	—	1	—	—	116	117

Net income	549	199	167	43	38	996
Less: Net income (loss) attributable to noncontrolling interests	—	—	(6)	—	56	50

Net income attributable to MetLife, Inc.	549	199	173	43	(18)	946
Less: Preferred stock dividends	—	—	—	—	31	31

Net income available to MetLife, Inc.’s common shareholders	$549	$199	$173	$43	$(49)	$915

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Six Months Ended June 30, 2009:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$7,444	$2,302	$1,498	$1,448	$6	$12,698
Universal life and investment-type product policy fees	434	1,529	436	—	—	2,399
Net investment income	3,050	3,220	451	89	184	6,994
Other revenues	337	221	4	14	550	1,126
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(600)	(242)	(21)	(1)	(255)	(1,119)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	113	39	—	—	82	234
Other net investment gains (losses), net	(2,628)	(1,222)	(26)	24	2	(3,850)

Total net investment gains (losses)	(3,115)	(1,425)	(47)	23	(171)	(4,735)

Total revenues	8,150	5,847	2,342	1,574	569	18,482

Expenses
Policyholder benefits and claims	8,280	3,146	1,128	971	3	13,528
Interest credited to policyholder account balances	971	1,189	237	—	—	2,397
Policyholder dividends	—	855	3	—	—	858
Other expenses	1,228	1,512	697	385	1,211	5,033

Total expenses	10,479	6,702	2,065	1,356	1,214	21,816

Income (loss) from continuing operations before provision for income tax	(2,329)	(855)	277	218	(645)	(3,334)
Provision for income tax expense (benefit)	(823)	(302)	56	51	(314)	(1,332)

Income (loss) from continuing operations, net of income tax	(1,506)	(553)	221	167	(331)	(2,002)
Income from discontinued operations, net of income tax	—	24	—	—	12	36

Net income (loss)	(1,506)	(529)	221	167	(319)	(1,966)
Less: Net loss attributable to noncontrolling interests	—	—	(14)	—	(6)	(20)

Net income (loss) attributable to MetLife, Inc.	(1,506)	(529)	235	167	(313)	(1,946)
Less: Preferred stock dividends	—	—	—	—	61	61

Net income (loss) available to MetLife, Inc.’s common shareholders	$(1,506)	$(529)	$235	$167	$(374)	$(2,007)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Auto	Corporate
For the Six Months Ended June 30, 2008:	Institutional	Individual	International	& Home	& Other	Total
	(In millions)

Statement of Income:
Revenues
Premiums	$7,172	$2,130	$1,824	$1,487	$18	$12,631
Universal life and investment-type product policy fees	432	1,778	583	—	—	2,793
Net investment income	4,001	3,387	626	101	501	8,616
Other revenues	361	303	13	21	22	720
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(123)	(36)	(1)	(1)	(52)	(213)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—	—	—
Other net investment gains (losses), net	(510)	(329)	—	(23)	(12)	(874)

Total net investment gains (losses)	(633)	(365)	(1)	(24)	(64)	(1,087)

Total revenues	11,333	7,233	3,045	1,585	477	23,673

Expenses
Policyholder benefits and claims	7,927	2,751	1,443	1,017	24	13,162
Interest credited to policyholder account balances	1,297	996	136	—	—	2,429
Policyholder dividends	—	868	4	3	—	875
Other expenses	1,164	1,915	911	408	756	5,154

Total expenses	10,388	6,530	2,494	1,428	780	21,620

Income from continuing operations before provision for income tax	945	703	551	157	(303)	2,053
Provision for income tax expense	311	228	203	23	(216)	549

Income from continuing operations, net of income tax	634	475	348	134	(87)	1,504
Income from discontinued operations, net of income tax	—	—	—	—	152	152

Net income	634	475	348	134	65	1,656
Less: Net income (loss) attributable to noncontrolling interests	1	—	(11)	—	72	62

Net income attributable to MetLife, Inc.	633	475	359	134	(7)	1,594
Less: Preferred stock dividends	—	—	—	—	64	64

Net income available to MetLife, Inc.’s common shareholders	$633	$475	$359	$134	$(71)	$1,530

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2009	December 31, 2008
	(In millions)

Institutional	$188,153	$195,191
Individual	228,469	214,476
International	28,652	25,891
Auto & Home	5,239	5,232
Corporate & Other	58,944	60,888

Total	$509,457	$501,678

Revenues derived from any customer did not exceed 10% of consolidated revenues for the three months and six months ended June 30, 2009 and 2008. Revenues from U.S. operations were $7.1 billion and $15.7 billion for the three months and six months ended June 30, 2009, respectively, which represented 86% and 85%, respectively, of consolidated revenues. Revenues from U.S. operations were $10.6 billion and $20.5 billion for the three months and six months ended June 30, 2008, respectively, which represented 88% and 87%, respectively, of consolidated revenues.

17.	Discontinued Operations

Real Estate

The Company actively manages its real estate portfolio with the objective of maximizing earnings through selective acquisitions and dispositions. Income related to real estate classified as held-for-sale or sold is presented in discontinued operations. These assets are carried at the lower of depreciated cost or estimated fair value less expected disposition costs. The Company had no income from discontinued operations for both the three months and six months ended June 30, 2009.

The following information presents the components of income from discontinued real estate operations:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(In millions)

Revenues:
Investment income	$2	$3
Investment expense	—	(2)
Net investment gains (losses)	—	—

Total revenues	2	1
Provision for income tax	2	1

Income from discontinued operations, net of income tax	$—	$—

The carrying value of real estate related to discontinued operations was $1 million at both June 30, 2009 and December 31, 2008.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the discontinued real estate operations by segment:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
(In millions)

Net investment income:
Institutional	$2	$2
Individual	—	(1)
Corporate & Other	—	—

Total net investment income	$2	$1

Net investment gains (losses):
Institutional	$—	$—
Individual	—	—
Corporate & Other	—	—

Total net investment gains (losses)	$—	$—

Operations

Texas Life Insurance Company

During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life Insurance Company, to a third party and the sale was completed in March 2009. (See also Note 2.) The following tables present the amounts related to the operations of Cova that have been reflected as discontinued operations in the consolidated statements of income:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In millions)

Revenues:
Premiums	$—	$4	$3	$8
Universal life and investment-type product policy fees	—	25	15	45
Net investment income	—	9	6	19
Net investment gains (losses)	—	—	1	—

Total revenues	—	38	25	72

Expenses:
Policyholder benefits and claims	—	17	10	36
Interest credited to policyholder account balances	—	6	3	10
Policyholder dividends	—	—	1	1
Other expenses	—	8	5	15

Total expenses	—	31	19	62

Income before provision for income tax	—	7	6	10
Provision for income tax	—	4	2	5

Income from operations of discontinued operations, net of income tax	—	3	4	5
Gain on disposal, net of income tax	—	—	32	—

Income from discontinued operations, net of income tax	$—	$3	$36	$5

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

December 31, 2008
(In millions)

Fixed maturity securities	$514
Equity securities	1
Mortgage and consumer loans	41
Policy loans	35
Real estate and real estate joint ventures held-for-investment	2

Total investments	593
Cash and cash equivalents	32
Accrued investment income	7
Premiums and other receivables	19
DAC and VOBA	232
Deferred income tax asset	61
Other assets	2

Total assets held-for-sale	$946

Future policy benefits	$180
Policyholder account balances	356
Other policyholder funds	181
Policyholder dividends payable	4
Current income tax payable	1
Other liabilities	26

Total liabilities held-for-sale	$748

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

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the amounts related to the operations of RGA that have been reflected as discontinued operations in the consolidated statements of income:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(In millions)

Revenues:
Premiums	$1,357	$2,655
Net investment income	255	455
Other revenues	20	46
Net investment gains (losses)	(5)	(161)

Total revenues	1,627	2,995

Expenses:
Policyholder benefits and claims	1,119	2,260
Interest credited to policyholder account balances	63	137
Other expenses	353	478

Total expenses	1,535	2,875

Income before provision for income tax	92	120
Provision for income tax	34	44

Income from discontinued operations, net of income tax, available to MetLife, Inc.’s common shareholders	58	76
Income from discontinued operations, net of income tax, attributable to noncontrolling interests	56	71

Income from discontinued operations, net of income tax	$114	$147

The operations of RGA include direct policies and reinsurance agreements with MetLife and some of its subsidiaries. These agreements are generally terminable by either party upon 90 days written notice with respect to future new business. Agreements related to existing business generally are not terminable, unless the underlying policies terminate or are recaptured. These direct policies and reinsurance agreements do not constitute significant continuing involvement by the Company with RGA. Included in continuing operations in the Company’s consolidated statements of income are amounts related to these transactions, including ceded amounts that reduced premiums and fees and ceded amounts that reduced policyholder benefits and claims by $60 million and $58 million, respectively, for the three months ended June 30, 2008, and by $116 million and $113 million, respectively, for the six months ended June 30, 2008, that have not been eliminated as these transactions have continued after the RGA disposition.

18.	Fair Value

As described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, the Company prospectively adopted the provisions of SFAS 157 effective January 1, 2008. Considerable judgment is often required in interpreting market data to develop estimates of fair value and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments are as follows:

	Notional	Carrying	Estimated
June 30, 2009	Amount	Value	Fair Value
		(In millions)

Assets:
Fixed maturity securities		$211,563	$211,563
Equity securities		$3,045	$3,045
Trading securities		$1,471	$1,471
Mortgage and consumer loans:
Held-for-investment		$48,229	$46,027
Held-for-sale		4,271	4,271

Mortgage and consumer loans, net		$52,500	$50,298
Policy loans		$9,907	$11,297
Real estate joint ventures (1)		$133	$132
Other limited partnership interests (1)		$1,614	$1,671
Short-term investments		$8,117	$8,117
Other invested assets: (1)
Derivative assets (2)	$123,533	$6,912	$6,912
Mortgage servicing rights		$670	$670
Other		$1,217	$1,262
Cash and cash equivalents		$13,213	$13,213
Accrued investment income		$3,019	$3,019
Premiums and other receivables (1)		$2,731	$2,965
Other assets (1)		$800	$777
Separate account assets		$126,968	$126,968
Net embedded derivatives within asset host contracts (3)		$122	$122
Liabilities:
Policyholder account balances (1)		$107,059	$96,884
Short-term debt		$4,757	$4,757
Long-term debt (1)		$12,898	$12,604
Collateral financing arrangements		$5,297	$2,321
Junior subordinated debt securities		$2,691	$2,115
Payables for collateral under securities loaned and other transactions		$24,607	$24,607
Other liabilities: (1)
Derivative liabilities (2)	$67,395	$3,689	$3,689
Trading liabilities		$201	$201
Other		$1,648	$1,648
Separate account liabilities (1)		$28,591	$28,591
Net embedded derivatives within liability host contracts (3)		$1,151	$1,151
Commitments: (4)
Mortgage loan commitments	$2,532	$—	$(82)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$847	$—	$(104)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Notional	Carrying	Estimated
December 31, 2008	Amount	Value	Fair Value
	(In millions)

Assets:
Fixed maturity securities		$188,251	$188,251
Equity securities		$3,197	$3,197
Trading securities		$946	$946
Mortgage and consumer loans:
Held-for-investment		$49,352	$48,133
Held-for-sale		2,012	2,010

Mortgage and consumer loans, net		$51,364	$50,143
Policy loans		$9,802	$11,952
Real estate joint ventures (1)		$163	$176
Other limited partnership interests (1)		$1,900	$2,269
Short-term investments		$13,878	$13,878
Other invested assets: (1)
Derivative assets (2)	$133,565	$12,306	$12,306
Mortgage servicing rights		$191	$191
Other		$801	$900
Cash and cash equivalents		$24,207	$24,207
Accrued investment income		$3,061	$3,061
Premiums and other receivables (1)		$2,995	$3,473
Other assets (1)		$800	$629
Assets of subsidiaries held-for-sale (1)		$630	$649
Separate account assets		$120,839	$120,839
Net embedded derivatives within asset host contracts (3)		$205	$205
Liabilities:
Policyholder account balances (1)		$110,174	$102,902
Short-term debt		$2,659	$2,659
Long-term debt (1)		$9,619	$8,155
Collateral financing arrangements		$5,192	$1,880
Junior subordinated debt securities		$3,758	$2,606
Payables for collateral under securities loaned and other transactions		$31,059	$31,059
Other liabilities: (1)
Derivative liabilities (2)	$64,523	$4,042	$4,042
Trading liabilities		$57	$57
Other		$638	$638
Liabilities of subsidiaries held-for-sale (1)		$50	$49
Separate account liabilities (1)		$28,862	$28,862
Net embedded derivatives within liability host contracts (3)		$3,051	$3,051
Commitments: (4)
Mortgage loan commitments	$2,690	$—	$(129)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$971	$—	$(105)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Carrying values presented herein differ from those presented on the consolidated balance sheet because certain items within the respective financial statement caption are not considered financial instruments. Financial statement captions omitted from the table above are not considered financial instruments.

(2)	Derivative assets are presented within other invested assets and derivatives liabilities are presented within other liabilities. At June 30, 2009 and December 31, 2008, certain non-derivative hedging instruments of $344 million and $323 million, respectively, which are carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities here as they are not derivative instruments.

(3)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At June 30, 2009 and December 31, 2008, equity securities also includes embedded derivatives of ($33) million and ($173) million, respectively.

(4)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

Mortgage and Consumer Loans — The Company originates mortgage and consumer loans for both investment purposes and with the intention to sell them to third parties. Commercial and agricultural loans are originated for investment purposes and are primarily carried at amortized cost. Loans classified as consumer loans are generally

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

purchased from third parties for investment purposes and are primarily carried at amortized cost. Mortgage loans held-for-sale consist principally of residential mortgage loans for which the Company has elected the fair value option and which are carried at estimated fair value and to a significantly lesser degree certain loans which were previously held-for-investment but where the Company has changed its intention as it relates to holding them for investment. The estimated fair values of these loans are determined as follows:

Mortgage and Consumer Loans Held-for-Investment — For mortgage and consumer loans held-for-investment and carried at amortized cost, fair value was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar loans with similar credit risk.

Mortgage Loans Held-for-Sale — Mortgage loans held-for-sale principally include residential mortgage loans for which the fair value option was elected and which are carried at estimated fair value. Generally, quoted market prices are not available for residential mortgage loans held-for-sale; accordingly, the estimated fair values of such assets are determined based on observable pricing of residential mortgage loans held-for-sale with similar characteristics, or observable pricing for securities backed by similar types of loans, adjusted to convert the securities prices to loan prices. When observable pricing for similar loans or securities that are backed by similar loans are not available, the estimated fair values of residential mortgage loans held-for-sale are determined using independent broker quotations, which is intended to approximate the amounts that would be received from third parties. Certain other mortgages previously classified as held-for-investment have also been designated as held-for-sale. For these loans, estimated fair value is determined using independent broker quotations or, when the loan is in foreclosure or otherwise determined to be collateral dependent, the fair value of the underlying collateral is estimated using internal models.

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

Real Estate Joint Ventures and Other Limited Partnership Interests — Real estate joint ventures and other limited partnership interests included in the preceding table consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheet represents investments in real estate or real estate joint ventures and other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

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

Other Invested Assets — Other invested assets in the consolidated balance sheet is principally comprised of freestanding derivatives with positive estimated fair values, leveraged leases, investments in tax credit partnerships, joint venture investments, mortgage servicing rights, investment in a funding agreement, funds withheld at interest and various interest-bearing assets held in foreign subsidiaries. Leveraged leases and investments in tax credit partnerships and joint ventures, which are accounted for under the equity method, are not financial instruments subject to fair value disclosure. Accordingly, they have been excluded from the preceding table.

The estimated fair value of derivatives — with positive and negative estimated fair values — is described in the section labeled “Derivatives” which follows.

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

Premiums and Other Receivables — Premiums and other receivables in the consolidated balance sheet are principally comprised of premiums due and unpaid for insurance contracts, amounts recoverable under reinsurance contracts, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions, amounts receivable for securities sold but not yet settled, fees and general operating receivables, and embedded derivatives related to the ceded reinsurance of certain variable annuity riders.

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

The amounts on deposit for derivative settlements essentially represent the equivalent of demand deposit balances such that the estimated fair value approximates carrying value. In light of recent market conditions, the Company has monitored the solvency position of the financial institutions and has determined additional adjustments are not required.

Embedded derivatives recognized in connection with ceded reinsurance of certain variable annuity riders are included in this caption in the consolidated financial statements but excluded from this caption in the preceding table as they are separately presented. The estimated fair value of these embedded derivatives is described in the section labeled “Embedded Derivatives within Asset and Liability Host Contracts” which follows.

Other Assets — Other assets in the consolidated balance sheet is principally comprised of prepaid expenses, amounts held under corporate owned life insurance, fixed assets, capitalized software, deferred sales inducements, value of distribution agreements, value of customer relationships acquired, and a receivable for cash collateral pledged under the MRC collateral financing arrangement as described in Note 10. With the exception of the receivable for collateral pledged, other assets are not considered financial instruments subject to disclosure. Accordingly, the amount presented in the preceding table represents the receivable for collateral pledged for which the estimated fair value was determined by discounting the expected future cash flows using a discount rate that reflects the credit of the financial institution.

Separate Account Assets — Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheet in accordance with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). The estimated fair values of separate account assets are based on the estimated fair value of the underlying assets owned by the separate account. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, mortgage loans, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. The estimated fair value of mutual funds is based upon quoted prices or reported net assets values provided by the fund manager. The estimated fair values of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents held by separate accounts are determined on a basis consistent with the methodologies described herein for similar financial instruments held within the general account. The estimated fair value of hedge funds is based upon NAVs provided by the fund manager. The estimated fair value of mortgage loans is determined by discounting expected future cash flows, using current interest rates for similar loans with similar credit risk. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

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

The investment contracts primarily include guaranteed interest contracts, certain funding arrangements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities, and total control accounts. The fair values for these investment contracts are estimated by discounting best estimate future cash flows using current market risk-free interest rates and adding a spread for the Company’s own credit determined using market standard

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

swap valuation models and observable market inputs that take into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability.

Due to frequency of interest rate resets on customer bank deposits held in money market accounts, the Company believes that there is minimal risk of a material change in interest rates such that the estimated fair value approximates carrying value. For time deposits, estimated fair values are estimated by discounting the expected cash flows to maturity using a discount rate based on an average market rate for certificates of deposit being offered by a representative group of large financial institutions at the date of the valuation.

Short-term and Long-term Debt, Collateral Financing Arrangements, and Junior Subordinated Debt — The estimated fair value for short-term debt approximates carrying value due to the short-term nature of these obligations. The estimated fair values of long-term debt, collateral financing arrangements, and junior subordinated debt securities are generally determined by discounting expected future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company including inputs, when available, from actively traded debt of the Company or other companies with similar types of borrowing arrangements. Risk-adjusted discount rates applied to the expected future cash flows can vary significantly based upon the specific terms of each individual arrangement, including, but not limited to: subordinated rights; contractual interest rates in relation to current market rates; the structuring of the arrangement; and the nature and observability of the applicable valuation inputs. Use of different risk-adjusted discount rates could result in different estimated fair values.

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

The estimated fair value of derivatives — with positive and negative estimated fair values — and embedded derivatives within asset and liability host contracts are described in the sections labeled “Derivatives” and “Embedded Derivatives within Asset and Liability Host Contracts” which follow.

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

Most inputs for over-the-counter derivatives are mid market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

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

The Company issues certain variable annuity products with guaranteed minimum benefit riders. Guaranteed minimum withdrawal benefit, guaranteed minimum accumulation benefit (“GMAB”) and certain guaranteed minimum income benefit (“GMIB”) riders are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net investment gains (losses). These embedded derivatives are classified within policyholder account balances. The fair value for these riders is estimated using the present value of future benefits minus the present value of future fees using actuarial and capital market assumptions related to the projected cash flows over the expected lives of the contracts. A risk neutral valuation methodology is used under which the cash flows from the riders are projected under multiple capital market scenarios using observable risk free rates. The valuation of these riders includes an adjustment for the Company’s own credit and risk margins for non-capital market inputs. The Company’s own credit adjustment is determined taking into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment. These riders may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in the Company’s own credit standing; and variations in actuarial assumptions regarding policyholder behavior and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the riders that could materially affect net income.

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

The estimated fair value of the embedded derivatives within funds withheld at interest related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described above in “Fixed Maturity Securities, Equity Securities and Trading Securities” and “Short-term Investments.” The fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities with changes in estimated fair value recorded in net investment gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain guaranteed interest contracts is determined using market standard swap valuation models and observable market inputs, including an adjustment for the Company’s own credit that takes into consideration publicly available information relating to the Company’s debt, as well as its claims paying ability. The estimated fair value of these embedded derivatives are included, along with their guaranteed investment contract host, within policyholder account balances with changes in estimated fair value recorded in net investment gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the fair value option, are determined as described in the preceding section. These estimated fair values and their corresponding fair value hierarchy are summarized as follows:

	June 30, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$59,318	$6,663	$65,981
Residential mortgage-backed securities	—	40,304	1,494	41,798
Foreign corporate securities	—	28,878	4,729	33,607
U.S. Treasury, agency and government guaranteed securities	11,042	16,594	37	27,673
Commercial mortgage-backed securities	—	13,744	251	13,995
Asset-backed securities	—	10,254	2,160	12,414
Foreign government securities	291	9,923	346	10,560
State and political subdivision securities	—	5,413	104	5,517
Other fixed maturity securities	—	10	8	18

Total fixed maturity securities	11,333	184,438	15,792	211,563

Equity securities:
Common stock	387	1,213	118	1,718
Non-redeemable preferred stock	—	260	1,067	1,327

Total equity securities	387	1,473	1,185	3,045

Trading securities	1,134	265	72	1,471
Short-term investments (1)	5,411	2,388	5	7,804
Mortgage and consumer loans (2)	—	4,122	136	4,258
Derivative assets (3)	126	4,265	2,521	6,912
Net embedded derivatives within asset host contracts (4)	—	—	122	122
Mortgage servicing rights (5)	—	—	670	670
Separate account assets (6)	96,050	29,364	1,554	126,968

Total assets	$114,441	$226,315	$22,057	$362,813

Liabilities
Derivative liabilities (3)	$49	$2,885	$755	$3,689
Net embedded derivatives within liability host contracts (4)	—	(79)	1,230	1,151
Trading liabilities (7)	142	—	59	201

Total liabilities	$191	$2,806	$2,044	$5,041

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for		Significant
	Identical Assets	Significant Other	Unobservable	Total
	and Liabilities	Observable Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Assets
Fixed maturity securities:
U.S. corporate securities	$—	$55,805	$7,498	$63,303
Residential mortgage-backed securities	—	35,433	595	36,028
Foreign corporate securities	—	23,735	5,944	29,679
U.S. Treasury, agency and government guaranteed securities	10,132	11,090	88	21,310
Commercial mortgage-backed securities	—	12,384	260	12,644
Asset-backed securities	—	8,071	2,452	10,523
Foreign government securities	282	9,463	408	10,153
State and political subdivision securities	—	4,434	123	4,557
Other fixed maturity securities	—	14	40	54

Total fixed maturity securities	10,414	160,429	17,408	188,251

Equity securities:
Common stock	413	1,167	105	1,685
Non-redeemable preferred stock	—	238	1,274	1,512

Total equity securities	413	1,405	1,379	3,197

Trading securities	587	184	175	946
Short-term investments (1)	10,549	2,913	100	13,562
Mortgage and consumer loans (2)	—	1,798	177	1,975
Derivative assets (3)	55	9,483	2,768	12,306
Net embedded derivatives within asset host contracts (4)	—	—	205	205
Mortgage servicing rights (5)	—	—	191	191
Separate account assets (6)	85,886	33,195	1,758	120,839

Total assets	$107,904	$209,407	$24,161	$341,472

Liabilities
Derivative liabilities (3)	$273	$3,548	$221	$4,042
Net embedded derivatives within liability host contracts (4)	—	(83)	3,134	3,051
Trading liabilities (7)	57	—	—	57

Total liabilities	$330	$3,465	$3,355	$7,150

(1)	Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheet because certain short-term investments are not measured at estimated fair value (e.g. time deposits, money market funds, etc.).

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)	Mortgage and consumer loans as presented in the tables above differ from the amount presented in the consolidated balance sheet as these tables only include residential mortgage loans held-for-sale measured at estimated fair value on a recurring basis.

(3)	Derivative assets are presented within other invested assets and derivative liabilities are presented within other liabilities. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the following tables. At June 30, 2009 and December 31, 2008, certain non-derivative hedging instruments of $344 million and $323 million, respectively, which carried at amortized cost, are included with the liabilities total in Note 4 but excluded from derivative liabilities here as they are not derivative instruments.

(4)	Net embedded derivatives within asset host contracts are presented within premiums and other receivables. Net embedded derivatives within liability host contracts are presented primarily within policyholder account balances. At June 30, 2009 and December 31, 2008, equity securities also includes embedded derivatives of ($33) million and ($173) million, respectively.

(5)	MSRs are presented within other invested assets.

(6)	Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets as prescribed by SOP 03-1.

(7)	Trading liabilities are presented within other liabilities.

The Company has categorized its assets and liabilities into the three-level fair value hierarchy based upon the priority of the inputs to the respective valuation technique. The following summarizes the types of assets and liabilities included within the three-level fair value hierarchy presented in the preceding table.

Level 1	This category includes certain U.S. Treasury, agency and government guaranteed fixed maturity securities, certain foreign government fixed maturity securities; exchange-traded common stock; and certain short-term money market securities. As it relates to derivatives, this level includes exchange-traded equity and interest rate futures, as well as interest rate forwards to sell residential mortgage-backed securities. Separate account assets classified within this level principally include mutual funds. Also included are assets held within separate accounts which are similar in nature to those classified in this level for the general account.

Level 2	This category includes fixed maturity and equity securities priced principally by independent pricing services using observable inputs. Fixed maturity securities classified as Level 2 include most U.S. Treasury, agency and government guaranteed securities, as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities. Equity securities classified as Level 2 securities consist principally of common stock and non-redeemable preferred stock where market quotes are available but are not considered actively traded. Short-term investments and trading securities included within Level 2 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 2 include residential mortgage loans held-for-sale for which there is readily available observable pricing for similar loans or securities backed by similar loans and the unobservable adjustments to such prices are insignificant. As it relates to derivatives, this level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded futures and interest rate forwards to sell residential mortgage-backed securities included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. Separate account assets classified within this level are generally similar to those classified within this level for the general account. Hedge funds owned by separate accounts are also included within this level. Embedded derivatives

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

classified within this level include embedded equity derivatives contained in certain guaranteed interest contracts.

Level 3	This category includes fixed maturity securities priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. This level primarily consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; and asset-backed securities — including all of those supported by sub-prime mortgage loans. Equity securities classified as Level 3 securities consist principally of non-redeemable preferred stock and common stock of companies that are privately held or of companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. Short-term investments and trading securities included within Level 3 are of a similar nature to these fixed maturity and equity securities. Mortgage and consumer loans included in Level 3 include residential mortgage loans held-for-sale for which pricing for similar loans or securities backed by similar loans is not observable and the estimated fair value is determined using unobservable broker quotes. As it relates to derivatives this category includes: swap spreadlocks with maturities which extend beyond observable periods; interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations, as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments; implied volatility swaps with unobservable volatility inputs; and equity options with unobservable volatility inputs. Separate account assets classified within this level are generally similar to those classified within this level for the general account; however, they also include mortgage loans, and other limited partnership interests. Embedded derivatives classified within this level primarily include embedded derivatives associated with certain variable annuity riders. This category also includes MSRs which are carried at estimated fair value and have multiple significant unobservable inputs including discount rates, estimates of loan prepayments and servicing costs.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months ended June 30, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized/Unrealized
		Gains (Losses) included in:

				Purchases,
	Balance,		Other	Sales,	Transfer In	Balance,
	Beginning		Comprehensive	Issuances and	and/or Out	End of
	of Period	Earnings (2, 3)	Income (Loss)	Settlements (4)	of Level 3(5)	Period
	(In millions)

For the Three Months Ended June 30, 2009:

Fixed maturity securities:

U.S. corporate securities	$6,867	$(40)	$400	$(67)	$(497)	$6,663

Residential mortgage-backed securities	513	53	11	1,184	(267)	1,494

Foreign corporate securities	4,051	(77)	1,003	(8)	(240)	4,729

U.S. Treasury, agency and government guaranteed securities	63	—	(1)	(25)	—	37

Commercial mortgage-backed securities	243	(12)	21	(4)	3	251

Asset-backed securities	2,048	25	147	(91)	31	2,160

Foreign government securities	273	8	(22)	57	30	346

State and political subdivision securities	100	—	8	(4)	—	104

Other fixed maturity securities	8	—	2	(2)	—	8

Total fixed maturity securities	$14,166	$(43)	$1,569	$1,040	$(940)	$15,792

Equity securities:

Common stock	$104	$—	$5	$9	$—	$118

Non-redeemable preferred stock	902	(55)	295	(75)	—	1,067

Total equity securities	$1,006	$(55)	$300	$(66)	$—	$1,185

Trading securities	$105	$6	$—	$(39)	$—	$72

Short-term investments	$12	$—	$—	$(7)	$—	$5

Mortgage and consumer loans	$211	$(7)	$—	$1	$(69)	$136

Net derivatives (6)	$2,585	$(987)	$20	$123	$25	$1,766

Mortgage servicing rights (7),(8)	$405	$131	$—	$134	$—	$670

Separate account assets (9)	$1,500	$(61)	$—	$114	$1	$1,554

Net embedded derivatives (10)	$(1,812)	$743	$(16)	$(23)	$—	$(1,108)

Trading liabilities	$—	$—	$—	$(59)	$—	$(59)

For the Three Months Ended June 30, 2008:

Fixed maturity securities:

U.S. corporate securities	$7,383	$(41)	$85	$53	$(8)	$7,472

Residential mortgage-backed securities	1,776	—	(33)	378	(963)	1,158

Foreign corporate securities	7,511	16	(338)	(123)	957	8,023

U.S. Treasury, agency and government guaranteed securities	62	1	(2)	(1)	22	82

Commercial mortgage-backed securities	493	(3)	(18)	(5)	(17)	450

Asset-backed securities	3,844	(15)	(36)	(156)	(10)	3,627

Foreign government securities	860	7	(7)	(154)	(112)	594

State and political subdivision securities	82	—	(3)	36	7	122

Other fixed maturity securities	273	—	(6)	2	—	269

Total fixed maturity securities	$22,284	$(35)	$(358)	$30	$(124)	$21,797

Equity securities:

Common stock	$197	$4	$(14)	$12	$(13)	$186

Non-redeemable preferred stock	1,949	(8)	(10)	(41)	(19)	1,871

Total equity securities	$2,146	$(4)	$(24)	$(29)	$(32)	$2,057

Trading securities	$179	$3	$1	$129	$—	$312

Short-term investments	$156	$(1)	$—	$(21)	$—	$134

Net derivatives (6)	$1,215	$(368)	$—	$25	$(19)	$853

Separate account assets (9)	$1,581	$(54)	$—	$375	$(208)	$1,694

Net embedded derivatives (10)	$(764)	$337	$—	$(17)	$—	$(444)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A rollforward of all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the six months ended June 30, 2009 and 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Total Realized/Unrealized
				Gains (Losses) included in:
		Impact of			Other	Purchases,
		SFAS 157 and	Balance,		Comprehensive	Sales,	Transfer In	Balance,
	Balance,	SFAS 159	Beginning	Earnings	Income	Issuances and	and/or Out	End of
	December 31, 2007	Adoption (1)	of Period	(2,3)	(Loss)	Settlements (4)	of Level 3 (5)	Period
	(In millions)

For the Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities			$7,498	$(208)	$30	$(204)	$(453)	$6,663
Residential mortgage-backed securities			595	47	12	903	(63)	1,494
Foreign corporate securities			5,944	(237)	680	(221)	(1,437)	4,729
U.S. Treasury, agency and government guaranteed securities			88	—	(2)	(29)	(20)	37
Commercial mortgage-backed securities			260	(12)	17	(16)	2	251
Asset-backed securities			2,452	(36)	(114)	(205)	63	2,160
Foreign government securities			408	(47)	24	(17)	(22)	346
State and political subdivision securities			123	—	6	17	(42)	104
Other fixed maturity securities			40	1	1	(34)	—	8

Total fixed maturity securities			$17,408	$(492)	$654	$194	$(1,972)	$15,792

Equity securities:
Common stock			$105	$—	$5	$8	$—	$118
Non-redeemable preferred stock			1,274	(259)	133	(81)	—	1,067

Total equity securities			$1,379	$(259)	$138	$(73)	$—	$1,185

Trading securities			$175	$7	$—	$(104)	$(6)	$72
Short-term investments			$100	$(2)	$—	$(10)	$(83)	$5
Mortgage and consumer loans			$177	$(7)	$—	$32	$(66)	$136
Net derivatives(6)			$2,547	$(965)	$(62)	$221	$25	$1,766
Mortgage servicing rights(7),(8)			$191	$134	$—	$345	$—	$670
Separate account assets(9)			$1,758	$(270)	$—	$55	$11	$1,554
Net embedded derivatives(10)			$(2,929)	$1,844	$25	$(48)	$—	$(1,108)
Trading liabilities			$—	$—	$ —$	$(59)	$—	$(59)

For the Six Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$8,368	$—	$8,368	$(59)	$(195)	$(166)	$(476)	$7,472
Residential mortgage-backed securities	1,423	—	1,423	3	(87)	311	(492)	1,158
Foreign corporate securities	7,228	(8)	7,220	17	(288)	(372)	1,446	8,023
U.S. Treasury, agency and government guaranteed securities	80	—	80	1	(1)	(3)	5	82
Commercial mortgage-backed securities	539	—	539	(3)	(60)	(9)	(17)	450
Asset-backed securities	4,490	—	4,490	(52)	(348)	(434)	(29)	3,627
Foreign government securities	785	—	785	12	(3)	(155)	(45)	594
State and political subdivision securities	124	—	124	—	(4)	30	(28)	122
Other fixed maturity securities	289	—	289	—	(23)	3	—	269

Total fixed maturity securities	$23,326	$(8)	$23,318	$(81)	$(1,009)	$(795)	$364	$21,797

Equity securities:
Common stock	$183	$—	$183	$3	$(3)	$16	$(13)	$186
Non-redeemable preferred stock	2,188	—	2,188	(43)	(195)	(49)	(30)	1,871

Total equity securities	$2,371	$—	$2,371	$(40)	$(198)	$(33)	$(43)	$2,057

Trading securities	$183	$8	$191	$(2)	$1	$131	$(9)	$312
Short-term investments	$179	$—	$179	$(1)	$—	$(44)	$—	$134
Net derivatives(6)	$789	$(1)	$788	$46	$—	$18	$1	$853
Separate account assets(9)	$1,464	$—	$1,464	$(49)	$—	$387	$(108)	$1,694
Net embedded derivatives(10)	$(278)	$24	$(254)	$(138)	$—	$(52)	$—	$(444)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Impact of SFAS 157 adoption represents the amount recognized in earnings as a change in estimate upon the adoption of SFAS 157 associated with Level 3 financial instruments held at January 1, 2008. The net impact of adoption on Level 3 assets and liabilities presented in the table above was a $23 million increase to net assets. Such amount was also impacted by an increase to DAC of $17 million. The impact of adoption of SFAS 157 on RGA — not reflected in the table above as a result of the reflection of RGA in discontinued operations — was a net increase of $2 million (i.e., a decrease in Level 3 net embedded derivative liabilities of $17 million offset by a DAC decrease of $15 million) for a total impact of $42 million on Level 3 assets and liabilities. This impact of $42 million along with a $12 million reduction in the estimated fair value of Level 2 freestanding derivatives, results in a total net impact of adoption of SFAS 157 of $30 million as described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(2)	Amortization of premium/discount is included within net investment income which is reported within the earnings caption of total gains/losses. Impairments charged to earnings are included within net investment gains (losses) which are reported within the earnings caption of total gains/losses. Lapses associated with embedded derivatives are included with the earnings caption of total gains/losses.

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For embedded derivatives, attributed fees are included within this caption along with settlements, if any.

(5)	Total gains and losses (in earnings and other comprehensive income (loss)) are calculated assuming transfers in and/or out of Level 3 occurred at the beginning of the period. Items transferred in and/or out in the same period are excluded from the rollforward.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	The additions and reductions (due to loan payments) affecting MSRs were $170 million and ($36) million, respectively, for the three months ended June 30, 2009 and $406 million and ($61) million, respectively, and for the six months ended June 30, 2009. There were no MSRs at June 30, 2008.

(8)	The changes in estimated fair value due to changes in valuation model inputs or assumptions, and other changes in estimated fair value affecting MSRs were $131 million and $0, respectively, for the three months ended June 30, 2009, and $133 million and $1 million, respectively, for the six months ended June 30, 2009. There were no MSRs at June 30, 2008.

(9)	Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.

(10)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(11)	Amounts presented do not reflect any associated hedging activities. Actual earnings associated with Level 3, inclusive of hedging activities, could differ materially.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the three months ended June 30, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For The Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$3	$(43)	$—	$—	$(40)
Residential mortgage-backed securities	2	51	—	—	53
Foreign corporate securities	(2)	(75)	—	—	(77)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	—	(12)	—	—	(12)
Asset-backed securities	1	24	—	—	25
Foreign government securities	2	6	—	—	8
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$6	$(49)	$—	$—	$(43)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(55)	—	—	(55)

Total equity securities	$—	$(55)	$—	$—	$(55)

Trading securities	$6	$—	$—	$—	$6
Mortgage and consumer loans	$—	$—	$(7)	$—	$(7)
Net derivatives	$(51)	$(885)	$(51)	$—	$(987)
Mortgage servicing rights	$—	$—	$131	$—	$131
Net embedded derivatives	$—	$827	$—	$(84)	$743

For The Three Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$4	$(45)	$—	$—	$(41)
Residential mortgage-backed securities	2	(2)	—	—	—
Foreign corporate securities	46	(30)	—	—	16
U.S. Treasury, agency and government guaranteed securities	1	—	—	—	1
Commercial mortgage-backed securities	1	(4)	—	—	(3)
Asset-backed securities	4	(19)	—	—	(15)
Foreign government securities	8	(1)	—	—	7
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$66	$(101)	$—	$—	$(35)

Equity securities:
Common stock	$—	$4	$—	$—	$4
Non-redeemable preferred stock	—	(8)	—	—	(8)

Total equity securities	$—	$(4)	$—	$—	$(4)

Trading securities	$3	$—	$—	$—	$3
Short-term investments	$—	$(1)	$—	$—	$(1)
Net derivatives	$(13)	$(355)	$—	$—	$(368)
Net embedded derivatives	$—	$337	$—	$—	$337

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes both realized and unrealized gains and losses for the six months ended June 30, 2009 and 2008 due to changes in estimated fair value recorded in earnings for Level 3 assets and liabilities:

	Total Gains and Losses
	Classification of Realized/Unrealized Gains
	(Losses) included in Earnings
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For The Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$7	$(215)	$—	$—	$(208)
Residential mortgage-backed securities	2	45	—	—	47
Foreign corporate securities	(3)	(234)	—	—	(237)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	1	(13)	—	—	(12)
Asset-backed securities	2	(38)	—	—	(36)
Foreign government securities	5	(52)	—	—	(47)
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	1	—	—	—	1

Total fixed maturity securities	$15	$(507)	$—	$—	$(492)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(259)	—	—	(259)

Total equity securities	$—	$(259)	$—	$—	$(259)

Trading securities	$7	$—	$—	$—	$7
Short-term investments	$—	$(2)	$—	$—	$(2)
Mortgage and consumer loans	$—	$—	$(7)	$—	$(7)
Net derivatives	$(71)	$(874)	$(20)	$—	$(965)
Mortgage servicing rights	$—	$—	$134	$—	$134
Net embedded derivatives	$—	$1,912	$—	$(68)	$1,844

For The Six Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$7	$(66)	$—	$—	$(59)
Residential mortgage-backed securities	2	1	—	—	3
Foreign corporate securities	76	(59)	—	—	17
U.S. Treasury, agency and government guaranteed securities	1	—	—	—	1
Commercial mortgage-backed securities	2	(5)	—	—	(3)
Asset-backed securities	6	(58)	—	—	(52)
Foreign government securities	15	(3)	—	—	12
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$109	$(190)	$—	$—	$(81)

Equity securities:
Common stock	$—	$3	$—	$—	$3
Non-redeemable preferred stock	—	(43)	—	—	(43)

Total equity securities	$—	$(40)	$—	$—	$(40)

Trading securities	$(2)	$—	$—	$—	$(2)
Short-term investments	$—	$(1)	$—	$—	$(1)
Net derivatives	$9	$37	$—	$—	$46
Net embedded derivatives	$—	$(138)	$—	$—	$(138)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the three months ended June 30, 2009 and 2008 for Level 3 assets and liabilities that are still held at June 30, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at June 30, 2009 and 2008
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For The Three Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$4	$(65)	$—	$—	$(61)
Residential mortgage-backed securities	2	51	—	—	53
Foreign corporate securities	(2)	(61)	—	—	(63)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	—	(25)	—	—	(25)
Asset-backed securities	1	(31)	—	—	(30)
Foreign government securities	3	5	—	—	8
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$8	$(126)	$—	$—	$(118)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(4)	—	—	(4)

Total equity securities	$—	$(4)	$—	$—	$(4)

Trading securities	$6	$—	$—	$—	$6
Short-term investments	$—	$—	$—	$—	$—
Mortgage and consumer loans	$—	$—	$(7)	$—	$(7)
Net derivatives	$(51)	$(895)	$14	$—	$(932)
Mortgage servicing rights	$—	$—	$109	$—	$109
Net embedded derivatives	$—	$823	$—	$(84)	$739

For The Three Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$1	$(24)	$—	$—	$(23)
Residential mortgage-backed securities	1	—	—	—	1
Foreign corporate securities	46	(31)	—	—	15
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	1	(5)	—	—	(4)
Asset-backed securities	5	(14)	—	—	(9)
Foreign government securities	6	—	—	—	6
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$60	$(74)	$—	$—	$(14)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(5)	—	—	(5)

Total equity securities	$—	$(5)	$—	$—	$(5)

Trading securities	$2	$—	$—	$—	$2
Short-term investments	$—	$(1)	$—	$—	$(1)
Net derivatives	$(13)	$(299)	$—	$—	$(312)
Net embedded derivatives	$—	$332	$—	$—	$332

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes the portion of unrealized gains and losses recorded in earnings for the six months ended June 30, 2009 and 2008 for Level 3 assets and liabilities that are still held at June 30, 2009 and 2008, respectively.

	Changes in Unrealized Gains (Losses)
	Relating to Assets Held at June 30, 2009 and 2008
	Net	Net		Policyholder
	Investment	Investment	Other	Benefits and
	Income	Gains (Losses)	Revenues	Claims	Total
	(In millions)

For The Six Months Ended June 30, 2009:
Fixed maturity securities:
U.S. corporate securities	$7	$(226)	$—	$—	$(219)
Residential mortgage-backed securities	2	51	—	—	53
Foreign corporate securities	(3)	(213)	—	—	(216)
U.S. Treasury, agency and government guaranteed securities	—	—	—	—	—
Commercial mortgage-backed securities	1	(26)	—	—	(25)
Asset-backed securities	2	(92)	—	—	(90)
Foreign government securities	5	—	—	—	5
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$14	$(506)	$—	$—	$(492)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(113)	—	—	(113)

Total equity securities	$—	$(113)	$—	$—	$(113)

Trading securities	$7	$—	$—	$—	$7
Short-term investments	$—	$—	$(2)	$—	$(2)
Mortgage and consumer loans	$—	$—	$(8)	$—	$(8)
Net derivatives	$(71)	$(822)	$17	$—	$(876)
Mortgage servicing rights	$—	$—	$121	$—	$121
Net embedded derivatives	$—	$1,899	$—	$(68)	$1,831

For The Six Months Ended June 30, 2008:
Fixed maturity securities:
U.S. corporate securities	$3	$(24)	$—	$—	$(21)
Residential mortgage-backed securities	2	—	—	—	2
Foreign corporate securities	74	(61)	—	—	13
U.S. Treasury, agency and government guaranteed securities	1	—	—	—	1
Commercial mortgage-backed securities	2	(4)	—	—	(2)
Asset-backed securities	6	(38)	—	—	(32)
Foreign government securities	11	—	—	—	11
State and political subdivision securities	—	—	—	—	—
Other fixed maturity securities	—	—	—	—	—

Total fixed maturity securities	$99	$(127)	$—	$—	$(28)

Equity securities:
Common stock	$—	$—	$—	$—	$—
Non-redeemable preferred stock	—	(30)	—	—	(30)

Total equity securities	$—	$(30)	$—	$—	$(30)

Trading securities	$—	$—	$—	$—	$—
Short-term investments	$—	$(1)	$—	$—	$(1)
Net derivatives	$9	$22	$—	$—	$31
Net embedded derivatives	$—	$(146)	$—	$—	$(146)

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value Option — Mortgage and Consumer Loans

The Company has elected fair value accounting under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities for certain residential mortgage loans held-for-sale. At June 30, 2009, the estimated fair value carrying amount of $4,258 million is greater than the aggregate unpaid principal amount of $4,220 million by $38 million. Less than $1 million of the loans where the fair value option has been elected were in non-accrual status and $1 million of the loans were more than 90 days past due at June 30, 2009.

At December 31, 2008, the estimated fair value carrying amount of $1,975 million was greater than the aggregate unpaid principal amount of $1,920 million by $55 million. None of the loans where the fair value option has been elected were more than 90 days past due or in non-accrual status at December 31, 2008.

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

Changes in estimated fair value due to instrument-specific credit risk are estimated based on changes in credit spreads for non-agency loans and adjustments in individual loan quality, of which a $0 and $1 million decrease in fair value were included in the statement of income for residential mortgage loans held-for-sale for the three months and six months ended June 30, 2009.

Changes in estimated fair value due to other changes in fair value of $122 million and $307 million have been included in the statement of income for residential mortgage loans held-for-sale for the three months and six months ended June 30, 2009, respectively.

At June 30, 2008, the Company did not have any residential mortgage loans held-for-sale accounted for under the fair value option; therefore, there was no impact for the three months and six months ended June 30, 2008.

Non-Recurring Fair Value Measurements

At June 30, 2009, the Company held $124 million in impaired mortgage loans of which $111 million was related to mortgage loans held-for-investment and $13 million related to certain mortgage loans held-for-sale. At December 31, 2008, the Company held $220 million in impaired mortgage loans, of which $188 million was related to mortgage loans held-for-investment and $32 million to certain mortgage loans held-for-sale. These impaired mortgage loans are carried at their estimated fair values at the time such impairments were recognized. Estimated fair values for impaired mortgage loans are based on independent broker quotations or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the value of the underlying collateral. Impairments to estimated fair value of less than $1 million and $13 million for the three months ended June 30, 2009 and 2008, respectively, and $26 million and $42 million for the six months ended June 30, 2009 and 2008, respectively, were recognized within net investment gains (losses). These impairments to estimated fair value represent nonrecurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

At June 30, 2009 and December 31, 2008, the Company held $410 million and $137 million, respectively, of impaired other limited partnership interests which are accounted for using the cost basis. Impairments on cost basis other limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Impairments to estimated fair value for such other limited partnership interests of $245 million and $12 million for the three months ended June 30, 2009 and 2008, respectively, and $341 million and $16 million for the six months ended June 30, 2009 and 2008, respectively, were recognized within net investment gains (losses). These impairments to estimated fair value represent nonrecurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

MetLife, Inc.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At June 30, 2009, the Company held $69 million in cost basis real estate joint ventures which were impaired based on the underlying real estate joint venture financial statements. These real estate joint ventures were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such real estate joint ventures are impairments of $68 million for the three months and six months ended June 30, 2009, respectively.

19.	Subsequent Event

On July 8, 2009, the Holding Company issued $500 million aggregate principal amount of junior subordinated debt securities. The debt securities are scheduled for redemption on August 1, 2039 and the final maturity of the debt securities is August 1, 2069.

On August 3, 2009, the date the June 30, 2009 interim condensed consolidated financial statements of MetLife, Inc. were issued, the Company evaluated the recognition and disclosure of subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MetLife” or the “Company” refers to MetLife, Inc., a Delaware corporation incorporated in 1999 (the “Holding Company”), and its subsidiaries, including Metropolitan Life Insurance Company (“MLIC”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended on Form 8-K on June 12, 2009, (“2008 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining MetLife’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the SEC. These factors include: (i) difficult and adverse conditions in the global and domestic capital and credit markets; (ii) continued volatility and further deterioration of the capital and credit markets, which may affect the Company’s ability to seek financing or access its credit facilities; (iii) uncertainty about the effectiveness of the U.S. government’s plan to stabilize the financial system by injecting capital into financial institutions, purchasing large amounts of illiquid, mortgage-backed and other securities from financial institutions, or otherwise; (iv) the impairment of other financial institutions; (v) potential liquidity and other risks resulting from MetLife’s participation in a securities lending program and other transactions; (vi) exposure to financial and capital market risk; (vii) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect the Company’s ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require the Company to pledge collateral or make payments related to declines in value of specified assets; (viii) defaults on the Company’s mortgage and consumer loans; (ix) investment losses and defaults, and changes to investment valuations; (x) impairments of goodwill and realized losses or market value impairments to illiquid assets; (xi) unanticipated changes in industry trends; (xii) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xiii) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the liabilities for the Company’s obligations for future policy benefits and claims; (xiv) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (xv) ineffectiveness of risk management policies and procedures, including with respect to guaranteed benefit riders (which may be affected by fair value adjustments arising from changes in our own credit spread) on certain of the Company’s variable annuity products; (xvi) increased expenses relating to pension and post-retirement benefit plans, (xvii) catastrophe losses; (xviii) changes in assumptions related to deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) or goodwill; (xix) downgrades in MetLife, Inc.’s and its affiliates’ claims paying ability, financial strength or credit ratings; (xx) economic, political, currency and other risks relating to the Company’s international operations; (xxi) availability and effectiveness of reinsurance or indemnification arrangements; (xxii) regulatory, legislative or tax changes that may affect the cost of, or demand for, the Company’s products or services; (xxiii) changes in accounting standards, practices and/or policies; (xxiv) adverse results or other consequences from litigation, arbitration or regulatory investigations; (xxv) deterioration in the experience of the “closed block’’ established in connection with the reorganization of MLIC; (xxvi) the effects of business disruption or economic contraction due to terrorism, other hostilities, or natural catastrophes; (xxvii) MetLife’s ability to identify and consummate on successful terms any future acquisitions, and to successfully integrate acquired businesses with minimal disruption; (xxviii) MetLife, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; and (xxix) other risks and uncertainties described from time to time in MetLife, Inc.’s filings with the SEC.

MetLife, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife, Inc. later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife, Inc. makes on related subjects in reports to the SEC.

Executive Summary

MetLife is a leading provider of insurance, employee benefits and financial services with operations throughout the United States and the Latin America, Europe, and Asia Pacific regions. Through its subsidiaries and affiliates, MetLife offers life insurance, annuities, auto and home insurance, retail banking and other financial services to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. MetLife is currently organized into four operating segments: Institutional, Individual, Auto & Home and International, as well as Corporate & Other.

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(In millions, except per share data)

Net income (loss) available to MetLife, Inc.’s common shareholders	$(1,433)	$915	$(2,348)	$(2,007)	$1,530	$(3,537)
Net income (loss) available to MetLife, Inc.’s common shareholders per diluted common share	$(1.74)	$1.26	$(3.00)	$(2.46)	$2.10	$(4.56)

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008

The continued volatility in the financial markets during the second quarter half of 2009 weighed heavily on the Company’s results and drove the $1.4 billion net loss for the three months ended June 30, 2009, compared to net income of $0.9 billion in the same period of 2008. This net loss reflects $2.5 billion in net investment losses, compared to $0.2 billion of net investment losses in the second quarter of 2008, and a 14% decline in net investment income to $2.4 billion, all net of income tax.

Premiums, fees and other revenues of $8.4 billion increased by 4% primarily due to higher sales in the Institutional segment and the impact of MetLife Bank, National Association (“MetLife Bank”) acquisitions in 2008, partially offset by the impact of currency changes on the international businesses. Total revenues of $8.3 billion, a decrease of $3.8 billion from 2008, reflected the negative investment results. A 6% increase in policyholder benefits and claims to $6.9 billion was offset by a decrease in other expenses. Management continues to achieve cost reductions under its enterprise-wide cost reduction and revenue enhancement initiative, although these were offset by higher pension and post-retirement benefit costs in the second quarter of 2009. Total expenses were $10.6 billion in the second quarter of 2009, a decrease of 2% from 2008.

The adverse change in net investment losses of $2.3 billion, net of income tax, was primarily due to an increase in losses of $2.1 billion, net of income tax, on freestanding derivatives including interest rate swaps, options and futures, as well as equity futures and options. These instruments were impacted by rising interest rates and improving equity markets, respectively. The narrowing of MetLife’s own credit spread also contributed an increased loss on embedded derivatives of $0.9 billion, net of income tax. Additional losses of $0.4 billion, net of income tax, were incurred across other asset classes including other limited partnership interests, fixed maturity and equity securities, mortgage and consumer loans, as well as real estate and real estate joint ventures. These losses were attributable primarily to an increase in impairments across several industry sectors and in valuation allowances, both driven by difficult underlying operating environments, capital market factors, and weakening of economic fundamentals. These decreases were partially offset by gains on embedded derivatives of $1.2 billion, net of income tax, principally associated with variable annuity riders. The gains were due to the positive impact of interest rate and equity market movements.

The decline in net investment income impacted Company results by $0.4 billion, net of income tax. Management attributes this decline primarily to a decrease in yields, slightly offset by growth in average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on real estate joint ventures, international joint ventures, cash, cash equivalents and short-term investments, fixed maturity securities and mortgage loans, partially offset by increased returns on trading securities. The increase in average invested assets on the cost basis of less than $0.1 billion occurred primarily within mortgage loans, cash, cash equivalents, short-term investments and fixed maturity securities excluding securities lending.

These decreases were offset by an improvement of $0.4 billion, net of income tax, in other expenses, primarily due to a decrease in the Individual segment due to lower DAC amortization driven by net derivative losses and separate account balance increases, which increase expected future gross profits, as a result of market improvement. The decrease was also driven by higher DAC capitalization resulting primarily from increases in annuity deposits. The impact of foreign currency exchange rates further lowered expenses in the International segment. These decreases were substantially offset by the impact of higher MetLife Bank costs for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher post employment related costs in the current period associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative, higher pension and post-retirement benefits and commission expenses, and higher deferred compensation expenses.

Increases in premiums, fees and other revenues of $0.2 billion, net of income tax, were attributable to MetLife Bank loan origination and servicing fees from acquisitions in 2008 and income from counterparties on collateral pledged in 2008, offset by the impact of changes in foreign currency exchange rates in the International segment. The increase in premiums, fees and other revenues was almost entirely offset by an increase in policyholder benefits and claims due to business growth in the Institutional segment and by the impact of equity markets improvements on hedge losses net of lower guaranteed annuity benefit costs in the Individual segment. These increases in policyholder benefits and claims were offset by the impact of changes in foreign currency exchange rates in the International segment.

An increase in interest credited to policyholder account balances of less than $0.1 billion, net of income tax, resulted from higher average general account balances and higher crediting rates within the Individual segment. This was offset by a decline in crediting rates in the Institutional segment, which was largely due to the impact of lower short-term interest rates in the current period, offset by an increase solely from growth in the average policyholder account balance.

The remainder of the change in net income (loss) available to MetLife, Inc.’s common shareholders is principally attributable to changes in the effective tax rate due to the impact of tax preference items and the ratio of permanent differences to income from continuing operations before provision for income tax as well as the impact of valuation allowances associated with our international operations.

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008

The continued volatility in the financial markets during the first half of 2009 weighed heavily on the Company’s results and drove the $2.0 billion net loss for the six months ended June 30, 2009, compared to net income of $1.5 billion in the same period of 2008. This net loss reflects $3.1 billion in net investment losses, compared to $0.7 billion of net investment losses in the first six months of 2008, and a 19% decline in net investment income to $4.5 billion, all net of income tax.

Premiums, fees and other revenues of $16.2 billion were relatively unchanged, as sales activity remained solid despite the recessionary environment and growth in international businesses was offset by currency changes. Total revenues of $18.5 billion, a decrease of $5.2 billion from 2008, reflected the negative investment results. A 3% increase in policyholder benefits and claims to $13.5 billion was offset by lower interest and dividends paid to policyholders, reflecting lower investment yields, and a decrease in other expenses. Management continues to achieve cost reductions under its enterprise-wide cost reduction and revenue enhancement initiative, although these were offset by higher pension and post-retirement benefit costs in 2009. Total expenses were $21.8 billion in 2009, an increase of less than 1% from 2008.

The adverse change in net investment losses of $2.4 billion, net of income tax, was primarily due to an increase in losses of $2.8 billion, net of income tax, on freestanding derivatives including interest rate swaps, floors, options and futures, as well as equity futures and options. These instruments were impacted by rising interest rates and improving equity markets, respectively. The narrowing of MetLife’s own credit spread in the current period also contributed an increased loss on embedded derivatives of $0.6 billion, net of income tax. Additional losses of $0.9 billion, net of income tax, were incurred across other asset classes including fixed maturity and equity securities, other limited partnership interests, mortgage and consumer loans, as well as real estate and real estate joint ventures. These losses were attributable primarily to an increase in impairments across several industries and in valuation allowances, both driven by difficult underlying operating environments, market volatility, and weakening of economic fundamentals. These decreases were partially offset by gains on embedded derivatives of $2.0 billion, net of income tax, principally associated with variable annuity riders. The gains were due to the positive impact of interest rate, foreign currency and equity market movements. Losses were also mitigated by the impact of sales of fixed maturity securities and by foreign currency transaction gains.

The decline in net investment income impacted Company results by $1.1 billion, net of income tax. Management attributes $1.2 billion, net of income tax, of this change to a decrease in yields, partially offset by an increase of $0.1 billion, net of income tax, attributable to growth in average invested assets. The decrease in net investment income attributable to lower yields was primarily due to lower returns on real estate joint ventures, fixed maturity securities, cash equivalents and short-term investments, other limited partnership interests and mortgage loans, partially offset by increased returns on trading securities. The increase in average invested assets on the cost basis occurred primarily within mortgage loans, cash, cash equivalents, short-term investments and fixed maturity securities excluding securities lending.

These decreases were offset by an improvement of $0.1 billion, net of income tax, in other expenses, primarily due to a decrease in the Individual segment due to lower DAC amortization driven by net investment losses and due to higher DAC capitalization resulting primarily from increases in annuity deposits. The impact of foreign currency exchange rates further lowered expenses in the International segment. These decreases were substantially offset by the impact of higher MetLife Bank costs for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher post employment related costs in the current period associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative, higher pension and post-retirement benefits and commission expenses, and higher deferred compensation expenses.

Increases in premiums, fees and other revenues of $0.1 billion, net of income tax, were attributable to MetLife Bank loan origination and servicing fees from acquisitions in 2008 and income from counterparties on collateral pledged in 2008, offset by the impact of changes in foreign currency exchange rates in the International segment. The increase in premiums, fees and other revenues was more than offset by an increase in policyholder benefits and claims of $0.2 billion, net of income tax, due to business growth in the Institutional segment and by the impact of weaker equity markets on hedge losses and guaranteed annuity benefit costs in the Individual segment. These increases in policyholder benefits and claims were also largely offset by the impact of changes in foreign currency exchange rates in the International segment.

A decrease in interest credited to policyholder account balances of less than $0.1 billion, net of income tax, resulted from the decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, offset by an increase solely from growth in the average policyholder account balance all of which occurred within the Institutional segment. Partially offsetting this decrease, interest credited increased within the Individual segment due to higher average general account balances and marginally higher crediting rates.

The remainder of the change in net income (loss) available to MetLife, Inc.’s common shareholders is principally attributable to changes in the effective tax rate due to the impact of tax preference items and the ratio of permanent differences to income from continuing operations before provision for income tax as well as the impact of valuation allowances associated with our international operations.

Consolidated Company Outlook

The marketplace continues to react and adapt to the economic crisis and the unusual financial market events that began in 2008 and have moderated in the second quarter of 2009. Management expects the volatility in the financial markets to persist throughout the remainder of 2009. As a result, management anticipates a modest increase, on a constant exchange rate basis, in premiums, fees and other revenues in 2009, with mixed results across the various businesses. While the Company continues to gain market share in certain product lines, as management expected, premiums, fees and other revenues have been, and may continue to be, impacted by the U.S. and global recession, which may be reflected in, but is not limited to:

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

With the expectation of the turbulent financial markets continuing in 2009, management believes there will be continued downward pressure on net income, specifically net investment income, resulting from lower returns from other limited partnerships, real estate joint ventures, and securities lending. Management also anticipates that its decision to maintain a slightly higher than normal level of short-term liquidity will adversely impact net investment income in 2009. In addition, the resulting impact of the financial markets and the recession on net investment gains (losses) and unrealized investment gains (losses) can and will vary greatly and therefore, is difficult to predict. Also difficult to determine is the impact of changes in our own credit standing, particularly on our net investment gains and losses, as it varies significantly and this exposure is not hedged.

Certain insurance-related liabilities, specifically those associated with guarantees, are tied to market performance, which in times of depressed investment markets may require management to establish additional liabilities. However, many of the risks associated with these guarantees are hedged. The turbulent financial markets, sustained over a period of time, may also necessitate management to strengthen insurance liabilities that are not associated with guarantees. Management does not anticipate significant changes in the underlying trends that drive underwriting results, with the possible exception of certain trends in the disability business.

Certain expenses may increase due to initiatives such as Operational Excellence. Other charges are also possible as the combination of the downward pressure on net income coupled with the expectations of the financial markets, may necessitate a review of goodwill impairment, specifically within Individual Business. The unusual financial market conditions have caused, and may continue to cause an increase in DAC amortization. As expected, the Company’s pension-related expense for 2009 has increased.

In response to the challenges presented by the unusual economic environment, management continues to focus on disciplined underwriting, pricing, hedging strategies, as well as focused expense management.

Acquisitions and Dispositions

Disposition of Texas Life Insurance Company

On March 2, 2009, the Company sold Cova Corporation (“Cova”), the parent company of Texas Life Insurance Company (“Texas Life”) to a third party for $134 million in cash consideration, excluding $1 million of transaction costs. The net assets sold were $101 million, resulting in a gain on disposal of $32 million, net of income tax. The Company has also reclassified $4 million, net of income tax, of the 2009 operations of Texas Life into discontinued operations in the consolidated financial statements. As a result, the Company recognized income from discontinued operations of $36 million, net of income tax, during the first quarter of 2009.

Industry Trends

The Company’s segments continue to be influenced by a variety of trends that affect the industry.

Financial and Economic Environment.  Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased through 2008. Beginning in mid- September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as the financial services industry, in particular. This disruption has since moderated, but the financial markets remain fragile and volatile. The U.S. economy entered a recession in January 2008 and most economists believe this recession is approaching its later stages.

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

The economic crisis and the resulting recession have had and will continue to have an adverse effect on the financial results of companies in the financial services industry, including the Company. The declining financial markets and economic conditions have negatively impacted our investment income, our net investment gains (losses), and the demand for and the cost and profitability of certain of our products, including variable annuities and guarantee riders. See “— Results of Operations” and “— Liquidity and Capital Resources.”

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

The above critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates and Note 1 of our 2008 Annual Report. We have updated the disclosures below due to the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which affects the recognition and measurement of impaired securities and significant changes in DAC estimates due to market volatility.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to:

(i)	the length of time and the extent to which the estimated fair value has been below cost or amortized cost;

(ii)	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

(iii)	the potential for impairments in an entire industry sector or sub-sector;

(iv)	the potential for impairments in certain economically depressed geographic locations;

(v)	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

(vi)	with respect to equity securities, whether the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost;

(vii)	with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in fair value below amortized cost;

(viii)	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

(ix)	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary and charged to earnings in the period in which the determination is made. For equity securities, the carrying value of the equity security is impaired to its fair value, with a corresponding charge to earnings. When an other-than-temporary impairment of a fixed maturity security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the fixed maturity security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of fixed maturity securities that do not meet either of these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows to be collected from this security. Any difference between the fair value and the present value of the expected future cash flows of the security at the impairment measurement date is recorded in other comprehensive income (loss). The Company does not change the revised cost basis for subsequent recoveries in value.

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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits and lower current period DAC amortization. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in DAC and VOBA amortization of approximately $110 million with an offset to the Company’s unearned revenue liability of approximately $25 million for this factor. During the current quarter, the Company did not change its long-term expectation of equity market appreciation.

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

Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements provides a rollforward of DAC and VOBA for the Company for the six months ended June 30, 2009, as well as a breakdown of DAC and VOBA by segment and reporting unit at June 30, 2009 and December 31, 2008. At June 30, 2009, DAC and VOBA for the Company was $20.3 billion. A substantial portion, approximately 81%, of the Company’s DAC and VOBA is associated with the Individual segment, which had DAC and VOBA of $16.5 billion at June 30, 2009. Amortization of DAC and VOBA associated with the variable & universal life and the annuities reporting units within the Individual segment are significantly impacted by movements in equity markets. The following chart illustrates the effect on DAC and VOBA within the Company’s Individual segment of changing each of the respective assumptions, as well as updating estimated gross margins or profits with actual gross margins or profits for the three months and six months ended June 30, 2009 and 2008, respectively. Increases (decreases) in DAC and VOBA balances, as presented below, result in a corresponding decrease (increase) in amortization.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In millions)

Investment return	$49	$(4)	$50	$(32)
Separate account balances	117	(48)	(106)	(116)
Net investment gain (loss) related	624	145	441	259
Expense	(1)	2	(8)	4
In-force/Persistency	6	(7)	8	(19)
Policyholder dividends and other	44	(26)	68	(26)

Total	$839	$62	$453	$70

Prior to late 2008, fluctuations in the amounts presented in the table above arose principally from normal assumption reviews during the period. The following represents significant items contributing to the changes to DAC and VOBA amortization in 2009.

For the Three Months Ended June 30, 2009:

•	The increase in equity markets during the quarter increased separate account balances resulting in an increase in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in a decrease of $117 million in DAC and VOBA amortization

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

-	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities resulting in an increase of DAC and VOBA amortization of $604 million. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations which resulted in a decrease in DAC and VOBA amortization of $447 million.

-	A change in valuation of guarantee liabilities, resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) during 2008, also impacted the computation of actual gross profits and the related amortization of DAC and VOBA. Lower risk margins decreased the guarantee liability valuations, increased actual gross profits and increased amortization by $20 million. However, the narrowing of own credit spreads increased the valuation of guarantee liabilities, decreased actual gross profits and decreased amortization by $537 million. The inclusion of the Company’s own credit in the valuation of these guarantee liabilities increases the volatility of these valuations, the related DAC and VOBA amortization, and the net income of the Company.

-	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $264 million, was primarily attributable to current period investment activities.

•	Included in policyholder dividends and other is a decrease of amortization of $13 million due to lower actual closed block earnings resulting in lower actual gross margins in the current period. The remainder of the decrease is due to various immaterial items. Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements provides additional information on closed block business.

For the Six Months Ended June 30, 2009:

•	The decrease in amortization due to the increase in equity markets during the second quarter did not fully offset the increase in amortization from the decrease in the equity markets during the first quarter of 2009. As a result, the net decrease in separate account balances resulted in a decrease in expected future gross profits on variable universal life contracts and variable deferred annuity contracts resulting in an increase of $106 million in DAC and VOBA amortization.

•	Changes in net investment gains (losses) resulted in the following changes in DAC and VOBA amortization:

-	Actual gross profits increased as a result of a decrease in liabilities associated with guarantee obligations on variable annuities resulting in an increase of DAC and VOBA amortization of $630 million. This increase in actual gross profits was partially offset by freestanding derivative losses associated with the hedging of such guarantee obligations which resulted in a decrease in DAC and VOBA amortization of $398 million.

-	A change in valuation of guarantee liabilities, resulting from the adoption of SFAS 157 during 2008, also impacted the computation of actual gross profits and the related amortization of DAC and VOBA. Lower risk margins decreased the guarantee liability valuations, increased actual gross profits and increased amortization by $32 million. However, the narrowing of MetLife’s own credit spread increased the valuation of guarantee liabilities, decreased actual gross profits and decreased amortization by $302 million. The inclusion of the Company’s own credit in the valuation of these guarantee liabilities increases the volatility of these valuations, the related DAC and VOBA amortization, and the net income of the Company.

-	The remainder of the impact of net investment gains (losses), which decreased DAC amortization by $403 million, was primarily attributable to current period investment activities.

•	Included in policyholder dividends and other is a decrease of amortization of $28 million due to lower actual closed block earnings resulting in lower actual gross margins in the current period. The remainder of the decrease is due to various immaterial items. Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements provides additional information on closed block business.

The Company’s DAC and VOBA balance is also impacted by unrealized investment gains (losses) and the amount of amortization which would have been recognized if such gains and losses had been recognized. The decrease in unrealized investment losses for the three months and six months ended June 30, 2009 resulted in a decrease in DAC and VOBA of $1.6 billion and $801 million, respectively. Notes 3 and 5 of the Notes to the Interim Condensed Consolidated Financial Statements include the DAC and VOBA offset to unrealized investment losses.

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

Results of Operations

Discussion of Results

The following table presents consolidated financial information for the Company for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$6,576	$6,340	$12,698	$12,631
Universal life and investment-type product policy fees	1,216	1,396	2,399	2,793
Net investment income	3,731	4,319	6,994	8,616
Other revenues	572	351	1,126	720
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(566)	(139)	(1,119)	(213)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	234	—	234	—
Other net investment gains (losses), net	(3,497)	(218)	(3,850)	(874)

Total net investment gains (losses)	(3,829)	(357)	(4,735)	(1,087)

Total revenues	8,266	12,049	18,482	23,673

Expenses
Policyholder benefits and claims	6,946	6,579	13,528	13,162
Interest credited to policyholder account balances	1,229	1,196	2,397	2,429
Policyholder dividends	434	446	858	875
Other expenses	2,031	2,607	5,033	5,154

Total expenses	10,640	10,828	21,816	21,620

Income (loss) from continuing operations before provision for income tax	(2,374)	1,221	(3,334)	2,053
Provision for income tax expense (benefit)	(956)	342	(1,332)	549

Income (loss) from continuing operations	(1,418)	879	(2,002)	1,504
Income from discontinued operations, net of income tax	—	117	36	152

Net income (loss)	(1,418)	996	(1,966)	1,656
Less: Net income (loss) attributable to noncontrolling interests	(16)	50	(20)	62

Net income (loss) attributable to MetLife, Inc.	(1,402)	946	(1,946)	1,594
Less: Preferred stock dividends	31	31	61	64

Net income (loss) available to MetLife, Inc.’s common shareholders	$(1,433)	$915	$(2,007)	$1,530

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008 — The Company

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $2,297 million to a loss of $1,418 million for the three months ended June 30, 2009 from income of $879 million for the comparable 2008 period.

The following table provides the change from the prior period in income (loss) from continuing operations by segment:

Change
(In millions)

Institutional	$(1,104)
Individual	(530)
International	(381)
Auto & Home	28
Corporate & Other	(310)

Total change, net of income tax	$(2,297)

The primary driver of change in income (loss) from continuing operations was an increase in net investment losses. This increase in losses was primarily due to freestanding derivatives, other limited partnership interests, fixed maturity securities, mortgage loans, equity securities, and real estate and real estate joint ventures. The narrowing of MetLife’s own credit spread also contributed to the increase in losses and was partially offset by other increases in gains on embedded derivatives. Excluding the impact of net investment gains (losses), changes in income (loss) from continuing operations were driven by factors identified below.

The Institutional segment’s income (loss) from continuing operations was adversely impacted by a decrease in interest margin within the retirement & savings, non-medical health & other, and group life businesses. In addition, higher other expenses contributed to the decrease in income from continuing operations, mainly due to an increase in higher non-deferrable volume related expenses, primarily pension and post-retirement benefit expense. These decreases were partially offset by the impact of higher underwriting results in the retirement & savings business.

The Individual segment’s income (loss) from continuing operations decreased primarily due to lower universal life and investment-type product policy fees combined with other revenues, higher annuity benefits, lower net investment income on blocks of business not driven by interest margins, a decrease in interest margins, higher expenses, and an increase in interest credited to policyholder account balances. These factors were partially offset by lower DAC amortization primarily due to net derivative losses and separate account balance increases as a result of market improvement, favorable underwriting results in life products, and a decrease in policyholder dividends.

The International segment’s income (loss) from continuing operations decreased primarily due to the operation in Mexico which experienced an increase in certain policyholder liabilities, higher claims experience, as well as an increase in sales-related expenses, partially offset by a decrease in policyholder liabilities resulting from a policy cancellation, a revision to certain dollar-denominated policyholder liabilities and business growth, as well as a lower effective tax rate. The Company’s earnings from its investment in Japan decreased due to hedging activities associated with Japan’s guaranteed annuity benefits, the adverse impact from the utilization of the fair value option for certain fixed annuities offset by a decrease in the costs of guaranteed annuity benefits, as well as an increase from assumed reinsurance due to a decrease in liabilities resulting from a refinement in methodology on certain annuity guarantee liabilities. Results were also negatively impacted by movements in foreign exchange rates.

The increase in income from continuing operations in the Auto & Home segment was primarily attributable to decreases in policyholder benefits and claims driven primarily by a decrease in catastrophe losses, offset mainly by less favorable development of prior year non-catastrophe losses. In addition, other expenses decreased due to information technology infrastructure charges and other operational efficiencies. A reduction in premiums related to decreased exposures partially offset these factors.

Corporate & Other’s loss from continuing operations increased primarily due lower net investment income. This was partially offset by higher other revenues and corporate expenses, both of which were principally due to MetLife Bank acquisitions in 2008. In addition, tax benefits increased over the comparable 2008 period due to the actual and the estimated tax rate allocated to the various segments, as well as the ratio of tax preference items to income before income tax on an annualized basis.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $277 million, or 3%, to $8,364 million for the three months ended June 30, 2009 from $8,087 million for the comparable 2008 period. The following table provides the change from the prior period in premiums, fees and other revenues by segment:

Change
(In millions)

Institutional	$318
Individual	(71)
International	(214)
Auto & Home	(21)
Corporate & Other	265

Total change	$277

The increase in the Institutional segment was driven by increases in the retirement & savings business, group life and non-medical health & other businesses. The increase in the retirement & savings business was primarily due to increases in the group institutional annuity and structured settlement businesses, both of which were primarily due to higher sales. The increase was offset by lower sales in the income annuity business and across several other products. The increase in group life business was primarily due to an increase in term life, which was largely attributable to an increase in net reinsurance activity. In addition, the impact of lower experience rated refunds in the current period also contributed to this increase. In addition, an increase in the corporate owned life insurance (“COLI”) business was largely attributable to higher fees in the current period. Partially offsetting these increases was a decrease in the universal life business, primarily due to lower experience rated refunds in the prior period. The growth in the non-medical health & other business was largely due to increases in the dental and long-term care (“LTC”) businesses, both attributable to continued growth. Partially offsetting these increases were declines in the disability and accidental death and dismemberment (“AD&D”) businesses which were attributable to higher reserve buyout activity in the prior period and higher experience rated refunds in the current period, respectively.

The decrease in the Individual segment was primarily due to a decrease in universal life and investment-type product policy fees combined with other revenues primarily resulting from lower average separate account balances due to recent unfavorable equity market performance. Partially offsetting these items was an increase in premiums primarily due to an increase in immediate annuity premiums and increased renewals of traditional life business. These increases were partially offset by a decline in premiums associated with the run-off of the Company’s closed block of business.

The decrease in the International segment was primarily due to an adverse impact of changes in foreign currency exchange rates. In addition, there were decreases in Chile primarily due to lower annuity sales resulting from a contraction of the annuity market and in Argentina primarily due to the nationalization of the pension business in the fourth quarter of 2008, which eliminated the revenue from this business. Partially offsetting these decreases was business growth in premiums, fees and other revenues in Mexico, Australia and South Korea. Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

The change in the Auto & Home segment was primarily due to the impact on premiums of a decrease in exposures and a reduction in average earned premium per policy. Other revenues decreased primarily related to less income from COLI. Partially offsetting these decreases in revenue was a decrease in catastrophe reinsurance costs.

Partially offsetting these decreases in premiums, fees and other revenues is an increase in Corporate & Other primarily due to an increase in other revenues related to MetLife Bank loan origination and servicing fees from acquisitions in 2008 and income from counterparties on collateral pledged in 2008, partially offset by lower revenue on COLI policies. Premiums decreased as a result of an increase in indemnity reinsurance on certain run-off products.

Net Investment Income

Net investment income decreased by $588 million, or 14%, to $3,731 million for the three months ended June 30, 2009 from $4,319 million for the comparable 2008 period. The following table provides the change from the prior period in net investment income. The following table provides the change from the prior period in net investment income by invested asset class.

Change
(In millions)

Fixed maturity securities	$(495)
Equity securities	(27)
Trading securities	121
Mortgage and consumer loans	1
Policy loans	10
Real estate and real estate joint ventures	(277)
Other limited partnership interests	1
Cash, cash equivalents and short-term investments	(68)
International joint ventures	(76)
Other	(27)

Total investment income	(837)
Investment expenses	249

Net investment income	$(588)

Management attributes $648 million of this change to a decrease in yields, partially offset by an increase of $60 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on real estate joint ventures, International joint ventures, cash, cash equivalents and short-term investments, fixed maturity securities and mortgage loans, partially offset by increased returns on trading securities. The decrease in yields and the negative returns in the second quarter of 2009 realized on real estate joint ventures was primarily from continued declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The reduction in yields and the negative returns in the second quarter of 2009 realized on the International joint ventures were driven by hedging losses associated with Japan’s guaranteed annuity business. The decrease in short-term investment yields was primarily attributable to declining short-term interest rates. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“FDIC Program”) bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offset the decrease in net investment income. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. Trading securities results increased primarily due to increased estimated fair value on equity securities within the trading securities portfolio. Trading securities and short sale agreement liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on the cost basis, primarily within mortgages loans, cash, cash equivalents, short-term investments and fixed maturity securities excluding securities lending. The increases in mortgage loans were driven by an increased allocation to residential mortgage loans, primarily loans originated with the intent to sell. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit markets continue to stabilize. The decrease in fixed maturity securities was driven by a decrease in the size of the securities lending program. Excluding securities lending, fixed maturity securities increased, driven by the reinvestment of operating cash flows and accumulated liquidity balances into longer duration investments.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances, decreased in the Individual segment for the three months ended June 30, 2009 as compared to the 2008 period due to decreases in the deferred annuity business and other investment-type products. Interest margins decreased in retirement & savings, group life and non-medical health & other, all within the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses increased by $3,472 million, to a loss of $3,829 million for the three months ended June 30, 2009 from a loss of $357 million for the comparable 2008 period. The following table provides the change from the prior period in net investment gains (losses) by invested asset class.

Change
(In millions)

Losses on fixed maturity securities:
Total OTTI losses recognized	$(427)
Less: Noncredit portion of OTTI loss transferred to and recognized in other comprehensive loss	234

Net OTTI losses on fixed maturity securities recognized in earnings	(193)
Fixed maturity securities — net gains (losses) on sales and disposals	121

Fixed maturity securities — net	(72)
Equity securities	(108)
Mortgage and consumer loans	(91)
Real estate and real estate joint ventures	(72)
Other limited partnership interests	(235)
Freestanding derivatives	(3,221)
Embedded derivatives	427
Other	(100)

Net investment gains (losses)	$(3,472)

The increase in net investment losses was primarily due to increased losses on freestanding derivatives, other limited partnership interests, fixed maturity securities, mortgage loans, equity securities, and real estate and real estate joint ventures, partially offset by increased gains on embedded derivatives. The increase in losses on freestanding derivatives of $3,221 million was primarily attributable to rising interest rates and improving equity markets in the current period. Rising interest rates drove losses on interest rate swaps, options and futures. Improving equity markets drove losses on equity futures and options. The increase in freestanding derivative losses was partially offset by increased gains on embedded derivatives principally associated with variable annuity riders. The positive change in embedded derivatives of $427 million was driven by gains on embedded derivatives in the current period of $793 million as compared with gains in the prior period of $366 million. As it relates to hedged risks associated with variable annuity riders, the year over year increase in gains of $1,780 million was due to the positive impact of interest rate and equity market movements. Hedged risks associated with variable annuity riders include interest rate risk, equity market risk and foreign currency risk. As it relates to unhedged risks associated with variable annuity embedded derivatives, there was a year over year increase in losses of $1,276 million. The increased losses associated with unhedged risks were driven by the narrowing of MetLife’s own credit spread in the current period. Losses on own credit were $1,538 million in the current period, compared to losses of $79 million in the prior period contributing to a $1,459 million unfavorable year over year change related to own credit. The increase in losses on other limited partnership interests of $235 million was principally due to impairments of certain cost method investments which experienced a reduction in net asset values due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increase in fixed maturity securities OTTI credit losses of $193 million and equity securities losses of $108 million was attributable to an increase in impairments across several industry sectors due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increased impairments were partially offset by decreased losses on the sale of fixed maturity securities of $121 million. The increase in losses on mortgage loans of $91 million was principally due to increases in the valuation allowances and strengthening of the allowances, which resulted from weakening of the real estate market and other economic fundamentals. The increase in losses on real estate and real estate joint ventures of $72 million was principally due to higher impairments on cost method real estate joint venture investments resulting from declines in value driven by capital market factors and from the weakening of real estate market fundamentals.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results in Auto & Home, including catastrophes, were favorable for the three months ended June 30, 2009 compared to the corresponding 2008 period, as the combined ratio, including catastrophes, decreased to 93.5% from 99.5% for the three months ended June 30, 2008. Underwriting results in Auto & Home, excluding catastrophes, were unfavorable for the three months ended June 30, 2009, as the combined ratio, excluding catastrophes, increased to 88.0% from 81.9% for the three months ended June 30, 2008. Underwriting results were higher in the retirement & savings business, partially offset by decreases in the non-medical health & other and group life businesses in the Institutional segment. Underwriting results were favorable in the Individual segment in life products for the three months ended June 30, 2009.

Other Expenses

Other expenses decreased by $576 million, or 22%, to $2,031 million for the three months ended June 30, 2009 from $2,607 million for the comparable 2008 period. The following table provides the change from the prior period in other expenses by segment:

Change
(In millions)

Institutional	$36
Individual	(757)
International	(72)
Auto & Home	(13)
Corporate & Other	230

Total change	$(576)

The Institutional segment’s increase in other expense was primarily due to higher non-deferrable volume related expenses. This increase was primarily attributable to higher pension and post-retirement benefit expense, partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Non-deferrable volume related expenses include those expenses associated with information technology and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

Other expenses in the Individual segment decreased primarily due to lower DAC amortization as a result of current period net derivative losses, as well as separate account balance increases, which increase expected future gross profits, as a result of market improvement. In addition, expenses decreased due to higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. These decreases were offset by higher pension and post-retirement benefits and commission expenses in the current period. Non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending, also increased.

The International segment’s other expenses decreased primarily due to the impact of changes in foreign currency exchange rates. In addition, other expenses decreased in the home office primarily due to lower headcount and lower spending on growth and infrastructure initiatives and in Argentina due to lower administrative expenses resulting from nationalization of the pension business. Partially offsetting these decreases in other expenses were increases in Ireland primarily due to higher spending on regional initiatives, as well as business growth. India’s other expenses increased primarily due to increased staffing, rent and DAC amortization due to business growth. Increases in other countries account for the remainder of the change in other expenses.

Other expenses in the Auto & Home segment decreased primarily due to lower information technology infrastructure charges and other operational efficiencies in a number of expense categories.

The increase in Corporate & Other expenses was due to higher MetLife Bank costs for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher post employment related costs in the current quarter associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative and higher deferred compensation expenses. Corporate expenses also increased as a result of higher corporate support expenses, which included consultant fees, banking fees, rent, advertising, and information technology costs. Interest expense was also higher due to the issuance of senior notes in March 2009 and May 2009 and the issuance of junior subordinated debt in April 2008, partially offset by rate reductions on variable rate collateral financing arrangements in 2008 and the reduction of commercial paper outstanding.

Net Income (Loss)

Income tax benefit for the three months ended June 30, 2009 was $956 million, or 40% of income from continuing operations before provision for income tax, compared with an income tax expense of $342 million, or 28%, of such income, for the comparable 2008 period. The 2009 and 2008 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. Also impacting the effective tax rate are changes in valuation allowances associated with our international operations. In addition, the increase in effective tax rate was primarily attributable to changes in the ratio of permanent differences to income from continuing operations before provision for income tax.

There was no income from discontinued operations for the three months ended June 30, 2009 as compared to $117 million for the comparable 2008 period. During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life Insurance Company, to a third party and the sale was completed on March 2, 2009. Income from discontinued operations related to Cova was $3 million for the three months ended June 30, 2008. In addition, the Company completed the split-off of substantially all of the Company’s interest in Reinsurance Group of America, Incorporated (“RGA”), in September 2008. Income related to RGA’s operations amounted to $114 million for the three months ended June 30, 2008. There was no income related to the operations of RGA or Cova in the current quarter.

Net income attributable to noncontrolling interests declined in the current period as compared to the prior period due to the disposal of RGA in the third quarter of 2008.

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008 — The Company

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $3,506 million to a loss of $2,002 million for the six months ended June 30, 2009 from net income of $1,504 million for the comparable 2008 period.

The following table provides the change from the prior period in income (loss) from continuing operations by segment:

Change
(In millions)

Institutional	$(2,140)
Individual	(1,028)
International	(127)
Auto & Home	33
Corporate & Other	(244)

Total change, net of income tax	$(3,506)

The primary driver of change in income (loss) from continuing operations was an increase in net investment losses. This increase in net investment losses was primarily due to freestanding derivatives, fixed maturity and equity securities, other limited partnership interests, mortgage and consumer loans, as well as real estate and real estate joint ventures. The narrowing of MetLife’s own credit spread also contributed to the increase in net investment losses and was partially offset by increases in gains on certain embedded derivatives. Excluding the impact of net investment gains (losses), changes in income (loss) from continuing operations were driven by factors identified below.

The Institutional segment’s income (loss) from continuing operations was adversely impacted by a decrease in interest margin within the retirement & savings, non-medical health & other, and group life businesses. These decreases were compounded by lower underwriting results in the non-medical health & other and group life businesses. In addition, higher other expenses contributed to the decrease in income from continuing operations, mainly due to an increase in higher non-deferrable volume related expenses.

The Individual segment’s income (loss) from continuing operations decreased primarily due to lower universal life and investment-type product policy fees combined with other revenues, higher annuity benefits, a decrease in interest margins, lower net investment income on blocks of business not driven by interest margins, higher expenses, and an increase in interest credited to policyholder account balances. These decreases in income were partially offset by lower DAC amortization primarily due to net investment losses, favorable underwriting results in life products, and a decrease in policyholder dividends.

The International segment’s income (loss) from continuing operations decreased primarily due to the operation in Mexico which experienced an increase in certain policyholder liabilities, higher claims experience, an increase in sales-related expenses, a reduction in fees charged on the pension business, higher expenses from initiative spending, the impact of portfolio repositioning and a decrease in short-term yields, as well as the prior year impact from the reinstatement of premiums. These items were partially offset by a decrease in policyholder liabilities resulting from a policy cancellation, as well as a revision to certain dollar-denominated policyholder liabilities, a lower effective tax rate, growth in its individual and institutional businesses, and a one-time tax benefit related to the change in assumption regarding the repatriation of earnings. The decrease due to the operation in Mexico was partially offset by an increase in Argentina due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders, as a result of which liabilities related to pesification were reduced, as well as higher yields resulting from portfolio repositioning. This increase was partially offset by a reduction in fees due to the nationalization of the pension business in December 2008, the reduction in the prior year of the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, the availability of government statistics regarding the number of participants transferring to the government-sponsored plan created by the pension reform program, which was in effect from January 1, 2008 until December 2008 when the business was nationalized, as well as the adverse impact of currency transaction losses in the prior year. The operations in Argentina also benefited more significantly in the current year from the utilization of deferred tax assets against which valuation allowances had previously been established.

The increase in income from continuing operations in the Auto & Home segment was primarily attributable to decreases in policyholder benefits and claims driven primarily by a decrease in catastrophe losses and favorable development of prior year catastrophe losses. In addition, other expenses decreased due to information technology infrastructure charges and other operational efficiencies. A reduction in premiums related to decreased exposures partially offset these factors.

Corporate & Other’s loss from continuing operations increased primarily due to lower net investment income. This was partially offset by higher other revenues and corporate expenses, both of which were principally due to MetLife Bank acquisitions in 2008. In addition, tax benefits increased over the comparable 2008 period due to the actual and the estimated tax rate allocated to the various segments, as well as the ratio of tax preference items to income before income tax on an annualized basis.

Revenues and Expenses

Premiums, Fees and Other Revenues

Premiums, fees and other revenues increased by $79 million, or 0.5%, to $16,223 million for the six months ended June 30, 2009 from $16,144 million for the comparable 2008 period. The following table provides the change from the prior period in premiums, fees and other revenues by segment:

Change
(In millions)

Institutional	$250
Individual	(159)
International	(482)
Auto & Home	(46)
Corporate & Other	516

Total change	$79

The increase in the Institutional segment was due to increases in the group life and non-medical health & other businesses, partially offset by a decrease in the retirement & savings business. The increase in group life business was primarily due to an increase in term life, which was largely attributable to an increase in net reinsurance activity and the impact of lower experience rated refunds in the current period. Partially offsetting these increases was a decrease in the COLI business, which was largely attributable to lower net fees, mainly driven by lower assets under management, and a decrease in the universal life business, primarily due to the impact of higher experience rated refunds in the prior period. The growth in the non-medical health & other business was largely due to increases in the dental and LTC businesses. The increase in the dental business was primarily due to organic growth and the incremental impact of an acquisition that closed in the prior period, while the increase in LTC was primarily due to growth in the business. Partially offsetting these increases was a decline in the disability business primarily attributable to higher case terminations and the impact of a decrease in covered lives in the current period, coupled with the impact of higher reserve buyout activity in the prior period. The decrease in the retirement & savings business was primarily due to decreases in premiums in the group institutional annuity and income annuity businesses, both of which were primarily due to lower sales. Partially offsetting these decreases was the impact of higher sales in the current period in the structured settlement business. The remaining decrease in the retirement & savings business was attributable to lower premiums, fees and other revenues across several products.

The decrease in the Individual segment was primarily due to a decrease in universal life and investment-type product policy fees combined with other revenues primarily resulting from lower average separate account balances due to recent unfavorable equity market performance. Partially offsetting these items were an increase in immediate annuity premiums and growth driven by increased renewals of traditional life business. These increases were partially offset by a decline in premiums associated with the run-off of the Company’s closed block of business.

The decrease in the International segment was primarily due to an adverse impact of changes in foreign currency exchange rates. Premiums, fees and other revenues grew in Mexico, South Korea, India, the U.K., Brazil, and Australia due to general growth in business offset substantially by decreases in Chile primarily due to lower annuity sales resulting from a contraction of the annuity market and in Argentina primarily due to the nationalization of the pension business in the fourth quarter of 2008, which eliminated the revenue from this business. Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

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

Partially offsetting these decreases in premiums, fees and other revenues was an increase in Corporate & Other primarily due to an increase in other revenues related to MetLife Bank loan origination and servicing fees from acquisitions in 2008 and income from counterparties on collateral pledged in 2008, partially offset by lower revenue on COLI policies. Premiums decreased as a result of an increase in indemnity reinsurance on certain run-off products.

Net Investment Income

Net investment income decreased by $1,622 million, or 19%, to $6,994 million for the six months ended June 30, 2009 from $8,616 million for the comparable 2008 period. The following table provides the change from the prior period in net investment income by invested asset class.

Change
(In millions)

Fixed maturity securities	$(1,224)
Equity securities	(57)
Trading securities	189
Mortgage and consumer loans	(19)
Policy loans	19
Real estate and real estate joint ventures	(536)
Other limited partnership interests	(384)
Cash, cash equivalents and short-term investments	(130)
International joint ventures	(65)
Other	(28)

Total investment income	(2,235)
Investment expenses	613

Net investment income	$(1,622)

Management attributes $1,862 million of this change to a decrease in yields, partially offset by an increase of $240 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on real estate joint ventures, fixed maturity securities, cash, cash equivalents and short-term investments, other limited partnership interests and mortgage loans partially offset by increased returns on trading securities. The decrease in yields and the negative returns on real estate joint ventures realized in the first six months of 2009 were primarily from continued declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and decreased cost partially offset the decrease in net investment income. The decrease in short-term investment yields was primarily attributable to continuing declines in short-term interest rates. The reduction in yields and the negative returns realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. Trading securities results increased primarily due to increased estimated fair value on equity securities within the trading securities portfolio. Trading securities and short sale agreement liabilities are recorded at estimated fair value with subsequent changes in estimated fair value recognized in net investment income. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on the cost basis, primarily within mortgages loans, cash, cash equivalents, short-term investments and fixed maturity securities excluding securities lending. The increases in mortgage loans were driven by an increased allocation to residential mortgage loans, primarily loans originated with the intent to sell. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit markets continue to stabilize. The decrease in fixed maturity securities was driven by a decrease in the size of the securities lending program. Excluding securities lending, fixed maturity securities increased, driven by the reinvestment of operating cash flows and accumulated liquidity balances into longer duration investments.

Interest Margin

Interest margin, which represents the difference between interest earned and interest credited to policyholder account balances, decreased in the Individual segment for the six months ended June 30, 2009 as compared to the comparable 2008 period due to decreases in the deferred annuity business and other investment-type products. Interest margins decreased in retirement & savings, group life and non-medical health & other, all within the Institutional segment. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited was the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and, therefore, generally does not introduce volatility in expense.

Net Investment Gains (Losses)

Net investment losses increased by $3,648 million, to a loss of $4,735 million for the six months ended June 30, 2009 from a loss of $1,087 million for the comparable 2008 period. The following table provides the change from the prior period in net investment gains (losses) by invested asset class:

Change
(In millions)

Losses on fixed maturity securities:
Total OTTI losses recognized	$(906)
Less: Noncredit portion of OTTI loss transferred to and recognized in other comprehensive loss	234

Net OTTI losses on fixed maturity securities recognized in earnings	(672)
Fixed maturity securities — net gains (losses) on sales and disposals	194

Fixed maturity securities — net	(478)
Equity securities	(367)
Mortgage and consumer loans	(209)
Real estate and real estate joint ventures	(95)
Other limited partnership interests	(329)
Freestanding derivatives	(4,329)
Embedded derivatives	2,070
Other	89

Net investment gains (losses)	$(3,648)

The increase in net investment losses was primarily due to increased losses on freestanding derivatives, fixed maturity securities, equity securities, other limited partnership interests, mortgage loans, and real estate and real estate joint ventures, partially offset by increased gains on embedded derivatives and certain foreign currency transaction gains. The increase in losses on freestanding derivatives of $4,329 million was primarily attributable to rising interest rates and improving equity markets in the current period. Rising interest rates drove losses on interest rate swaps, floors, options and futures. Improving equity markets drove losses on equity futures and options. The increase in freestanding derivative losses was partially offset by increased gains on embedded derivatives principally associated with variable annuity riders. The positive change in embedded derivatives of $2,070 million was driven by gains on embedded derivatives in the current period of $2,010 million as compared with losses in the prior period of $60 million. As it relates to hedged risks associated with variable annuity riders, the year over year increase in gains of $2,578 million was due to the positive impact of interest rates, and foreign currency and equity market movements. Hedged risks associated with variable annuity riders include interest rate risk, equity market risk and foreign currency risk. As it relates to unhedged risks associated with variable annuity embedded derivatives, there was a year over year increase in losses of $579 million. The increased losses associated with unhedged risks were driven by the narrowing of MetLife’s own credit spread in the current period. Losses on own credit were $710 million in the current period, as compared with gains of $275 million in the prior period, contributing to a $985 million unfavorable year over year change related to own credit. The increase in fixed maturity securities OTTI credit losses of $672 million and equity securities losses of $367 million was attributable to an increase in impairments across several industries due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increased impairments were partially offset by decreased losses on the sale of fixed maturity securities of $194 million. The increase in losses on other limited partnership interests of $329 million, as well as the increase in losses on real estate and real estate joint ventures of $95 million were principally due to higher impairments on cost method investments resulting from deterioration in value due to volatility in real estate, equity and credit markets and from weakening of real estate market fundamentals. These investments experienced a reduction in net asset values due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increase in losses on mortgage loans of $209 million was principally due to increases in the valuation allowances and strengthening of the allowances, which resulted from weakening of the real estate market and other economic fundamentals. Other net investment gains (losses) improved by $89 million principally due to the combined effects of foreign currency transaction gains of foreign currency-denominated assets, due to the U.S. Dollar weakening against the British Pound and the Canadian Dollar, along with net gains on foreign currency-denominated liabilities, due to the mixed results of changes in the relative value of the U.S. Dollar against numerous other major currencies.

Underwriting

Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs, less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period. Underwriting results in Auto & Home, including catastrophes, were favorable for the six months ended June 30, 2009 compared to the corresponding 2008 period, as the combined ratio, including catastrophes, decreased to 93.0% from 95.3% for the six months ended June 30, 2008. Underwriting results in Auto & Home, excluding catastrophes, were unfavorable for the six months ended June 30, 2009, as the combined ratio, excluding catastrophes, increased to 88.1% from 84.9% for the six months ended June 30, 2008. Underwriting results were lower in the non-medical health & other and group life businesses in the Institutional segment, partially offset by an increase in the retirement & savings business. Underwriting results were favorable in the Individual segment in life products for the six months ended June 30, 2009.

Other Expenses

Other expenses decreased by $121 million, or 2%, to $5,033 million for the six months ended June 30, 2009 from $5,154 million for the comparable 2008 period. The following table provides the change from the prior period in other expenses by segment:

Change
(In millions)

Institutional	$64
Individual	(403)
International	(214)
Auto & Home	(23)
Corporate & Other	455

Total change	$(121)

The Institutional segment’s increase in other expenses was primarily due to higher non-deferrable volume related expenses. This increase was primarily attributable to higher pension and post-retirement benefit expense, partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Non-deferrable volume related expenses include those expenses associated with information technology and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

Other expenses in the Individual segment decreased due to lower DAC amortization primarily due to net investment losses. Additionally, expenses decreased due to higher DAC capitalization resulting primarily from increases in annuity deposits and by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. These deceases were offset by higher pension and post-retirement benefits and commission expenses, as well as an increase associated with higher non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending.

The International segment’s other expenses decreased primarily due to the impact of changes in foreign currency exchange rates. In addition, other expenses decreased in Argentina due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders and the home office due to lower staffing and lower spending on growth and infrastructure initiatives. Partially offsetting these decreases in other expenses were increases in Ireland primarily due to foreign currency transaction gains in the prior year, higher spending on regional initiatives, as well as business growth. Mexico’s other expenses increased primarily due to higher sales-related expenses, as well as higher expenses from initiative spending and business growth. India’s other expenses increased primarily due to business growth. Increases in other countries account for the remainder of the change in other expenses.

Other expenses in the Auto & Home segment decreased primarily due to lower information technology infrastructure charges and other operational efficiencies in a number of expense categories partially offset by an increase in pension and postretirement benefit costs.

The increase in Corporate & Other expenses was primarily due to higher MetLife Bank costs for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher post employment related costs in the current period associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative and higher deferred compensation expenses. Corporate expenses also increased as a result of higher corporate support expenses, which included consultant fees, banking fees, rent, advertising, and information technology costs, and lease impairments for Company use space that is currently vacant. Acquisition-related costs were also higher during the current period. Legal costs were lower primarily due to prior year asbestos insurance costs and a decrease in the current period resulting from the resolution of certain matters. Interest expense was also lower due to rate reductions on variable rate collateral financing arrangements in 2008 and the reduction of commercial paper outstanding, partially offset by the issuance of senior notes in March 2009 and May 2009 and junior subordinated debt in April 2008.

Net Income (Loss)

Income tax benefit for the six months ended June 30, 2009 was $1,332 million, or 40% of income from continuing operations before provision for income tax, compared with an income tax expense of $549 million, or 27%, of such income, for the comparable 2008 period. The 2009 and 2008 effective tax rates differ from the corporate tax rate of 35% primarily due to the impact of non-taxable investment income and tax credits for investments in low income housing. Also impacting the effective tax rate are changes in valuation allowances associated with our International operations. In addition, the increase in effective tax rate was primarily attributable to changes in the ratio of permanent differences to income from continuing operations before provision for income tax.

Income from discontinued operations, net of income tax, decreased by $116 million for the six months ended June 30, 2009 to $36 million from $152 million for the comparable 2008 period. During the fourth quarter of 2008, the Holding Company entered into an agreement to sell its wholly-owned subsidiary, Cova, the parent company of Texas Life Insurance Company, to a third party and the sale was completed on March 2, 2009. Income from discontinued operations related to Cova was $36 million for the six months ended June 30, 2009. In the comparable prior period, income from discontinued operations related to Cova was $5 million. In addition, the Company completed the split-off of substantially all of the Company’s interest in RGA, in September 2008. Income related to RGA’s operations amounted to $147 million for the six months ended June 30, 2008. There was no income related to RGA’s operations in the current quarter.

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

The following table presents consolidated financial information for the Institutional segment for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$3,904	$3,599	$7,444	$7,172
Universal life and investment-type product policy fees	226	208	434	432
Net investment income	1,585	1,973	3,050	4,001
Other revenues	166	171	337	361
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(325)	(95)	(600)	(123)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive loss	113	—	113	—
Other net investment gains (losses), net	(1,116)	193	(2,628)	(510)

Total net investment gains (losses)	(1,328)	98	(3,115)	(633)

Total revenues	4,553	6,049	8,150	11,333

Expenses
Policyholder benefits and claims	4,333	4,016	8,280	7,927
Interest credited to policyholder account balances	460	613	971	1,297
Other expenses	627	591	1,228	1,164

Total expenses	5,420	5,220	10,479	10,388

Income (loss) from continuing operations before provision for income tax	(867)	829	(2,329)	945
Provision for income tax expense (benefit)	(312)	280	(823)	311

Income (loss) from continuing operations, net of income tax	(555)	549	(1,506)	634
Income from discontinued operations, net of income tax	—	—	—	—

Net income (loss)	(555)	549	(1,506)	634
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1

Net income (loss) available to MetLife, Inc.’s common shareholders	$(555)	$549	$(1,506)	$633

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008 — Institutional

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $1,104 million to a loss of $555 million for the three months ended June 30, 2009 from income of $549 million for the comparable 2008 period.

Net investment losses increased by $926 million, net of income tax, to a loss of $863 million, net of income tax, for the three months ended June 30, 2009 from a gain of $63 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was due primarily to increased losses on freestanding derivatives, other limited partnership interests, fixed maturity securities, mortgage loans, equity securities, and real estate and real estate joint ventures. The increase in the losses on freestanding derivatives was $610 million, net of income tax, primarily driven by losses on interest rate swaps and futures interest rates rose in the current period. The increase in losses on other limited partnership interests of $94 million, net of income tax, was principally due to impairments of certain cost method investments. These funds experienced a reduction in net asset value due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increase in fixed maturity securities OTTI credit losses of $75 million, net of income tax, and equity securities losses of $36 million, net of income tax, was attributable to an increase in impairments across several industry sectors due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increase in losses due to mortgage loans of $40 million, net of income tax, was principally due to increases in the valuation allowances and strengthening of the allowances, which resulted from weakening of real estate market fundamentals. The increase in losses on embedded derivatives of $34 million, net of income tax, was driven by embedded derivatives in various liabilities. The increase in losses on real estate joint ventures of $12 million, net of income tax, was principally due to higher impairments on cost method investments resulting from declines in value driven by capital market factors and from weakening of real estate market fundamentals. Additional losses of $21 million, net of income tax, were principally attributable to losses related to the early termination of unamortized balances pertaining to a basis adjustment resulting from a fair value hedging relationship, partially offset by the combined effects of foreign currency transaction gains on foreign currency denominated assets, due to the U.S. Dollar weakening against the British pound and the Canadian Dollar, along with net gains on foreign currency denominated liabilities, due to the mixed results of changes in the relative value of the U.S. Dollar against numerous major currencies.

The impact of the change in net investment gains (losses) increased policyholder benefits and claims by $41 million, net of income tax, the majority of which relates to policyholder participation in the performance of the portfolio.

Excluding the impact from net investment gains (losses), income (loss) from continuing operations decreased by $137 million, net of income tax, compared to the prior period.

A decrease in interest margins of $182 million, net of income tax, compared to the prior period, contributed to the decrease in income from continuing operations. Management attributed this decrease to the retirement & savings, group life, and non-medical health & other businesses, which contributed $134 million, $30 million and $18 million, net of income tax, respectively. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move in a manner similar to market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but it may, introduce volatility in expense.

Higher underwriting results of $54 million, net of income tax, compared to the prior period, partially offset the decrease in income from continuing operations. Management attributed $69 million, net of income tax, of this increase to the retirement & savings business partially offset by decreases in the non-medical health & other, and group life businesses of $11 million and $4 million, both net of income tax, respectively. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. During periods of high unemployment, underwriting results, specifically in the disability businesses, tend to decrease as incidence levels trend upwards with unemployment levels and the amount of recoveries decline. In addition, certain insurance-related liabilities can vary as a result of the valuation of the assets supporting those liabilities. As invested assets underperform or lose value, the related insurance liabilities are increased to reflect the Company’s obligation with respect to those products, specifically certain LTC products. Consequently, underwriting results can and will fluctuate from period to period.

Other expenses contributed to the decrease in income from continuing operations, mainly due to an increase of $23 million, net of income tax, from higher non-deferrable volume related expenses primarily in pension and post-retirement benefits expense. In addition, higher expenses of $1 million, net of income tax, related to DAC amortization contributed to the decrease in income from continuing operations. A portion of premiums, fees and other revenues is intended to cover the Company’s operating expenses or non-insurance related expenses. As many of those expenses are fixed expenses, management may not be able to reduce those expenses, in a timely manner, proportionate with declining revenues that may result from customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes, elimination of retiree coverage, or a reduction in covered payroll.

The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees, and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $70 million, or 1%, to $5,881 million for the three months ended June 30, 2009 from $5,951 million for the comparable 2008 period.

Net investment income decreased by $388 million compared to the prior period. Management attributed a $275 million decrease in net investment income to a decrease in yields, primarily due to lower returns on real estate joint ventures, fixed maturity securities, cash, cash equivalents and short-term investments and mortgage loans, partially offset by a decrease in net investment expenses. Management also attributed a decrease of $113 million to a decrease in average invested assets, calculated on the cost basis without unrealized gains and losses, principally in fixed maturity securities including securities lending, partially offset by increases in cash, cash equivalents and short-term investments, and mortgage loans. The reduction in yields and the negative returns in the second quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in cash, cash equivalent and short-term investment yields was primarily attributable to declines in short-term interest rates. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. The decrease in net investment income was attributable to a $113 million decrease in average invested assets calculated on the cost basis without unrealized gains and losses, primarily within fixed maturity securities including securities lending, partially offset by increases in cash, cash equivalents and short-term investments, and mortgage loans. The decrease in fixed maturity securities was primarily due to the smaller size of the securities lending program and reinvestment into shorter-term investments within the securities lending program. Excluding securities lending, fixed maturity securities and cash, cash equivalents and short-term securities decreased slightly. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines.

Partially offsetting the decrease in net investment income was an increase of $318 million in premiums, fees and other revenues, which was largely due to increases in the retirement & savings, group life and non-medical health & other businesses of $195 million, $79 million and $44 million, respectively.

The increase in the retirement & savings business of $195 million was primarily due to increases in the group institutional annuity and structured settlement businesses of $120 million and $107 million, respectively, both of which were primarily due to higher sales in the current period. Partially offsetting these increases was the impact of lower sales, in the current period, in the income annuity business of $28 million. The remaining decrease in the retirement & savings business was attributed to lower premiums, fees and other revenues across several products. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and the demand for certain of these products can decline during periods of volatile credit and investment markets and, as a result, can fluctuate from period to period.

The increase in group life business of $79 million was primarily due to a $77 million increase in term life, which was largely attributable to an increase in net reinsurance activity. In addition, the impact of lower experience rated refunds in the current period also contributed to this increase. An increase in the COLI business of $9 million was largely attributable to higher fees in the current period. Partially offsetting these increases was a decrease of $7 million in the universal life business, primarily due to lower experience rated refunds in the prior period. Premiums, fees and other revenues from group life business can and will fluctuate based, in part, on the covered payroll of customers. In periods of high unemployment, revenue may be impacted. Revenue may also be impacted as a result of customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes or elimination of retiree coverage.

The growth in the non-medical health & other business of $44 million was largely due to increases in the dental business of $60 million, and the LTC business of $9 million, both attributable to continued growth. Partially offsetting these increases was a decline in the disability and AD&D businesses of $27 million and $2 million, respectively. The decrease in disability was primarily attributable to higher reserve buyout activity in the prior period. The decrease in AD&D was primarily attributable to higher experience rated refunds in the current period. The remaining increase in the non-medical health & other business was attributed to business growth across several products.

Expenses

Total expenses increased by $200 million, or 4%, to $5,420 million for the three months ended June 30, 2009 from $5,220 million for the comparable 2008 period. The increase in expenses was primarily attributable to increases in policyholder benefits and claims of $317 million and higher other expenses of $36 million, partially offset by lower interest credited to policyholder account balances of $153 million.

The increase in policyholder benefits and claims of $317 million included a $63 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $254 million.

Retirement & savings’ policyholder benefits and claims increased $121 million, which was primarily attributable to increases in the structured settlement and group institutional annuity businesses of $94 million and $58 million, respectively. The increase in the structured settlement business was primarily due to the aforementioned increase in premiums and an increase in interest credited on future policyholder benefits, partially offset by favorable mortality and the impact of a favorable liability refinement of $8 million, both in the current period. The increase in the group institutional annuity business was primarily due to the aforementioned increase in premiums, fees and other revenues, less favorable mortality in the current period and an increase in interest credited on future policyholder benefits, which is consistent with the expectations of an aging block of business. Partially offsetting these increases was the net favorable impact of liability refinements in both periods. There were unfavorable liability refinements of $64 million in the prior period and favorable liability refinements of $21 million in the current period. Partially offsetting these increases was a decrease in the income annuity business of $28 million, primarily due to the aforementioned decrease in premium.

Group life’s policyholder benefits and claims increased $72 million, mostly due to increases in the term life business of $75 million, which was primarily due to the aforementioned increase in premiums, fees and other revenues, and less favorable mortality in the current period. These increases were partially offset by a decrease in interest credited on future policyholder benefits, mainly due to lower crediting rates. An increase in the COLI business of $9 million was primarily attributable to the aforementioned increase in premiums, fees and other revenues. Partially offsetting these increases was a decrease in the universal life business of $8 million, which was primarily due to the aforementioned decrease in premiums, fees and other revenues.

Non-medical health & other’s policyholder benefits and claims increased $61 million, which was primarily attributable to an increase in the dental and LTC businesses of $112 million. The increase in dental of $105 million was largely due to the aforementioned increase in premium and the impact of unfavorable morbidity, primarily due to higher benefit utilization which management attributes to current labor market conditions. The increase in the LTC business of $7 million was primarily attributable to the aforementioned increase in premium and an increase in interest credited on future policyholder benefits, partially offset by lower claims incidence. Partially offsetting these increases was a decrease in the disability business of $33 million, primarily due to the aforementioned decrease in premiums, fees, and other revenues. In addition, favorable morbidity, primarily due to higher claim terminations, contributed to this decrease. Lastly, a decrease in the AD&D business of $18 million was primarily due to favorable claims experience.

Higher other expenses of $36 million include an increase in DAC amortization of $1 million. Non-deferrable volume related expenses increased $35 million. This increase was primarily attributable to higher pension and post-retirement benefit expense, partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Non-deferrable volume related expenses include those expenses associated with information technology and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

Management attributed the decrease of $153 million in interest credited to policyholder account balances to a $157 million decrease resulting from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, partially offset by a $4 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in the Federal Home Loan Bank (“FHLB”) advances, partially offset by a decline in funding agreements. Management considers the absence of funding agreement issuances in the current period to be a direct result of the conditions in credit markets.

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008 — Institutional

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $2,140 million to a loss of $1,506 million for the six months ended June 30, 2009 from income of $634 million for the comparable 2008 period.

Net investment losses increased by $1,613 million, net of income tax, to a loss of $2,025 million, net of income tax, for the six months ended June 30, 2009 from a loss of $412 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was primarily due to increased losses on freestanding derivatives, fixed maturity securities, equity securities, other limited partnership interests, mortgage loans, and real estate and real estate joint ventures, partially offset by increased gains on foreign currency transactions. The increase in the losses on freestanding derivatives was $1,072 million, net of income tax, primarily driven by losses on interest rate swaps and swaptions as interest rates rose in the current period. The increase in fixed maturity securities OTTI credit losses of $237 million, net of income tax, and equity securities losses of $143 million, net of income tax, was attributable to an increase in impairments across several industry sectors due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. Additional losses of $47 million, net of income tax, were realized on the sale of fixed maturity securities. The increase in losses on other limited partnership interests of $110 million, net of income tax, as well as the increase in losses on real estate and real estate joint ventures of $21 million, net of income tax, is principally due to higher impairments on cost method investments resulting from deterioration in value due to volatility in real estate, equity and credit markets and from weakening of real estate market fundamentals. These investments experienced a reduction in net asset values due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increase in losses on mortgage loans of $82 million, net of income tax, was principally due to increases in the valuation allowances and strengthening of the allowances, which resulted from weakening of real estate market fundamentals. The losses in freestanding derivatives, fixed maturity securities, equity securities, other limited partnership interests, mortgage loans, and real estate and real estate joint ventures were partially offset by gains of $115 million, net of income tax, which were principally attributable to the combined effects of foreign currency transaction gains on foreign currency-denominated assets due to the U.S. Dollar weakening against the British pound and the Canadian Dollar, along with net gains on foreign currency denominated liabilities due to mixed results of changes in the relative value of the U.S. Dollar against numerous other major currencies.

The impact of the change in net investment gains (losses) increased policyholder benefits and claims by $47 million, net of income tax, the majority of which relates to policyholder participation in the performance of the portfolio.

Excluding the impact from net investment gains (losses), income (loss) from continuing operations decreased by $480 million, net of income tax, compared to the prior period.

A decrease in interest margins of $443 million, net of income tax, compared to the prior period, contributed to the decrease in income from continuing operations. Management attributed this decrease to the retirement & savings, non-medical health & other, and group life businesses, which contributed $324 million, $64 million and $55 million, net of income tax, respectively. Interest margin is the difference between interest earned and interest credited to policyholder account balances. Interest earned approximates net investment income on investable assets attributed to the segment with minor adjustments related to the consolidation of certain separate accounts and other minor non-policyholder elements. Interest credited is the amount attributed to insurance products, recorded in policyholder benefits and claims, and the amount credited to policyholder account balances for investment-type products, recorded in interest credited to policyholder account balances. Interest credited on insurance products reflects the current period impact of the interest rate assumptions established at issuance or acquisition. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees. This tends to move in a manner similar to market interest rate movements, and may reflect actions by management to respond to competitive pressures and, therefore, generally does not, but it may, introduce volatility in expense.

Lower underwriting results of $10 million, net of income tax, compared to the prior period, also contributed to the decrease in income from continuing operations. Management attributed this decrease to the non-medical health & other and group life businesses of $24 million and $15 million, both net of income tax, respectively, partially offset by an increase in the retirement and savings business of $29 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity, or other insurance costs less claims incurred, and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. During periods of high unemployment, underwriting results, specifically in the disability businesses, tend to decrease as incidence levels trend upwards with unemployment levels and the amount of recoveries decline. In addition, certain insurance-related liabilities can vary as a result of the valuation of the assets supporting those liabilities. As invested assets underperform or lose value, the related insurance liabilities are increased to reflect the Company’s obligation with respect to those products, specifically certain LTC products. Consequently, underwriting results can and will fluctuate from period to period.

In addition, other expenses contributed to the decrease in income from continuing operations, mainly due to an increase of $36 million, net of income tax, from higher non-deferrable volume related expenses. In addition, higher expenses of $6 million, net of income tax, related to DAC amortization contributed to the decrease in income from continuing operations. A portion of premiums, fees and other revenues is intended to cover the Company’s operating expenses or non-insurance related expenses. As many of those expenses are fixed expenses, management may not be able to reduce those expenses, in a timely manner, proportionate with declining revenues that may result from customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes, elimination of retiree coverage, or a reduction in covered payroll.

The remaining increase in operating expenses was more than offset by the remaining increase in premiums, fees, and other revenues.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $701 million, or 6%, to $11,265 million for the six months ended June 30, 2009 from $11,966 million for the comparable 2008 period.

Net investment income decreased by $951 million compared to the prior period. Management attributed an $820 million decrease in net investment income to a decrease in yields, primarily due to lower returns on real estate joint ventures, fixed maturity securities, other limited partnership interests, cash, cash equivalents and short-term investments and mortgage loans, partially offset by a decrease in net investment expenses. Management also attributed a decrease of $131 million to a decrease in average invested assets, calculated on the cost basis without unrealized gains and losses, principally in fixed maturity securities including securities lending, partially offset by increases in cash, cash equivalents and short-term investments, and mortgage loans. The decrease in yields and the negative returns in the first six months of 2009 realized on real estate joint ventures were primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in fixed maturity securities yields resulted primarily from lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. The reduction in yields and the negative returns realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in cash, cash equivalent and short-term investment yields was primarily attributable to declines in short-term interest rates. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The decrease in net investment income was attributable to a $131 million decrease in average invested assets calculated on the cost basis without unrealized gains and losses, primarily within fixed maturity securities including securities lending, partially offset by increases in cash, cash equivalents and short-term investments, and mortgage loans. The decrease in fixed maturity securities was primarily due to the smaller size of the securities lending program and reinvestment into shorter-term investments within the securities lending program. Excluding securities lending, fixed maturity securities and cash, cash equivalents and short-term securities decreased slightly. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines.

The increase of $250 million in premiums, fees and other revenues was largely due to increases in the group life and non-medical health & other businesses of $170 million and $113 million, respectively, partially offset by a decrease in the retirement & savings business of $33 million.

The increase in group life business of $170 million was primarily due to a $187 million increase in term life, which was largely attributable to an increase in net reinsurance activity and the impact of lower experience rated refunds in the current period. Partially offsetting these increases was a decrease in the COLI business of $9 million, which was largely attributable to lower net fees, mainly driven by lower assets under management. In addition, a decrease of $4 million was attributed to the universal life business, primarily due to the impact of higher experience rated refunds in the prior period. Premiums, fees and other revenues from group life business can and will fluctuate based, in part, on the covered payroll of customers. In periods of high unemployment, revenue may be impacted. Revenue may also be impacted as a result of customer-related bankruptcies, customers’ reduction of coverage stemming from plan changes or elimination of retiree coverage.

The growth in the non-medical health & other business of $113 million was largely due to increases in the dental and LTC businesses of $170 million. The increase in the dental business of $143 million was primarily due to organic growth and the incremental impact of an acquisition that closed in the prior period. The increase in LTC of $27 million was primarily due to growth in the business. Partially offsetting these increases was a decline in the disability business of $61 million, which was primarily attributable to higher case terminations and the impact of a decrease in covered lives in the current period, coupled with the impact of higher reserve buyout activity in the prior period. The remaining increase in the non-medical health & other business was attributed to business growth across several products.

The decrease in the retirement & savings business of $33 million was primarily due to decreases in premiums in the group institutional annuity and income annuity businesses of $86 million and $58 million, respectively, both of which were primarily due to lower sales in the current period. Partially offsetting these decreases was the impact of higher sales, in the current period, in the structured settlement business of $119 million. The remaining decrease in the retirement & savings business was attributed to lower premiums, fees and other revenues across several products. Premiums, fees and other revenues from retirement & savings products are significantly influenced by large transactions and the demand for certain of these products can decline during periods of volatile credit and investment markets and, as a result, can fluctuate from period to period.

Expenses

Total expenses increased by $91 million, or 1%, to $10,479 million for the six months ended June 30, 2009 from $10,388 million for the comparable 2008 period. The increase in expenses was primarily attributable to increases in policyholder benefits and claims of $353 million and higher other expenses of $64 million, partially offset by lower interest credited to policyholder account balances of $326 million.

The increase in policyholder benefits and claims of $353 million included a $72 million increase related to net investment gains (losses). Excluding the increase related to net investment gains (losses), policyholder benefits and claims increased by $281 million.

Non-medical health & other’s policyholder benefits and claims increased $159 million, which was primarily attributable to an increase in the dental and LTC businesses of $220 million. The increase in dental of $177 million was largely due to the aforementioned increase in premium and the impact of unfavorable morbidity, primarily due to higher benefit utilization which management attributes to current labor market conditions. The increase in the LTC business of $43 million was primarily attributable to the aforementioned increase in premium, higher claims incidence, an increase in interest credited on future policyholder benefits, and the impact of an unfavorable liability refinement in the current period. Partially offsetting these increases was a decrease in the disability business of $37 million, primarily due to the aforementioned decrease in premiums, fees, and other revenues, partially offset by marginally higher claim incidence and an increase in interest credited on future policyholder benefits. In addition, a decrease in the AD&D business of $20 million was primarily due to favorable claims experience.

Group life’s policyholder benefits and claims increased $153 million, mostly due to increases in the term life business of $162 million, which was primarily due to the aforementioned increase in premiums, fees and other revenues and less favorable mortality in the current period, partially offset by a decrease in interest credited on future policyholder benefits, mainly due to lower crediting rates. Partially offsetting this increase was a decrease in the COLI business of $6 million, which was primarily due to the aforementioned decrease in premiums, fees and other revenues. In addition, a decrease in the universal life business of $2 million was primarily attributable to the aforementioned increase in premiums, fees and other revenues partially offset by less favorable mortality in the current period.

Retirement & savings’ policyholder benefits decreased $31 million, which was primarily attributable to the group institutional annuity and income annuity businesses of $108 million and $51 million, respectively. The decrease in the group institutional annuity business was primarily due to the aforementioned decrease in premiums, fees and other revenues and the net favorable impact of liability refinements in both periods. There were unfavorable liability refinements of $64 million in the prior period and favorable liability refinements of $28 million in the current period. Partially offsetting these decreases was the impact of less favorable mortality in the current period and an increase in interest credited on future policyholder benefits, which is consistent with the expectations of an aging block of business. The decrease in the income annuity business was primarily due to the aforementioned decrease in premium, partially offset by unfavorable mortality and an increase in interest credited to future policyholder benefits. An increase in structured settlements of $128 million was largely due to the aforementioned increase in premiums, an increase in interest credited on future policyholder benefits and the impact of unfavorable mortality in the current period. These increases were partially offset by a favorable liability refinement in the current period of $8 million.

Higher other expenses of $64 million include an increase in DAC amortization of $8 million. Non-deferrable volume related expenses increased $56 million. This increase was primarily attributable to higher pension and post-retirement benefit expense, partially offset by a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. Non-deferrable volume related expenses include those expenses associated with information technology, and direct departmental spending. Direct departmental spending includes expenses associated with advertising, consultants, travel, printing and postage.

Management attributed the decrease of $326 million in interest credited to policyholder account balances to a $402 million decrease resulting from a decline in average crediting rates, which was largely due to the impact of lower short-term interest rates in the current period, partially offset by a $76 million increase, solely from growth in the average policyholder account balances, primarily the result of continued growth in the FHLB advances, partially offset by a decline in funding agreements. Management considers the absence of funding agreement issuances in the current period to be a direct result of conditions in the credit markets.

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

The following table presents consolidated financial information for the Individual segment for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$1,165	$1,067	$2,302	$2,130
Universal life and investment-type product policy fees	764	895	1,529	1,778
Net investment income	1,704	1,696	3,220	3,387
Other revenues	116	154	221	303
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(135)	(25)	(242)	(36)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	39	—	39	—
Other net investment gains (losses), net	(1,394)	(236)	(1,222)	(329)

Total net investment gains (losses)	(1,490)	(261)	(1,425)	(365)

Total revenues	2,259	3,551	5,847	7,233

Expenses
Policyholder benefits and claims	1,559	1,392	3,146	2,751
Interest credited to policyholder account balances	609	494	1,189	996
Policyholder dividends	431	442	855	868
Other expenses	176	933	1,512	1,915

Total expenses	2,775	3,261	6,702	6,530

Income (loss) from continuing operations before provision for income tax	(516)	290	(855)	703
Provision for income tax expense (benefit)	(184)	92	(302)	228

Income (loss) from continuing operations, net of income tax	(332)	198	(553)	475
Income from discontinued operations, net of income tax	—	1	24	—

Net income (loss)	(332)	199	(529)	475
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) available to MetLife, Inc.’s common shareholders	$(332)	$199	$(529)	$475

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008 — Individual

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $530 million to a loss of $332 million for the three months ended June 30, 2009 from income of $198 million for the comparable 2008 period.

Included in this decrease in income (loss) from continuing operations was an increase in net investment losses of $799 million, net of income tax. The increase in net investment losses was due primarily to increased losses on freestanding derivatives, fixed maturity securities, real estate joint ventures, other limited partnership interests, mortgage loans and equity securities, partially offset by increased gains on embedded derivatives. The increase in losses on freestanding derivatives of $1,099 million, net of income tax, was primarily attributable to rising interest rates and improving equity markets. Rising interest rates drove losses on interest rate swaps, floors and futures. Improving equity markets drove losses on equity futures and options. The increase in freestanding derivative losses was partially offset by increased gains on embedded derivatives principally associated with variable annuity riders.

The positive change in embedded derivatives of $420 million, net of income tax, was driven by gains on embedded derivatives in the current period of $500 million, net of income tax, less gains in the prior period of $80 million, net of income tax. As it relates to hedged risks associated with variable annuity riders, the year over year increase in gains was $913 million, net of income tax, due to the positive impact of interest rate and equity market movements. Hedged risks associated with variable annuity riders include interest rate risk, equity market risk and foreign currency risk. As it relates to unhedged risks associated with variable annuity embedded derivatives, there was a year over year increase in losses of $488 million, net of income tax. The increased losses associated with unhedged risks were driven by the narrowing of MetLife’s own credit spread in the current period. Losses on own credit were $625 million, net of income tax, in the current period, compared to losses of $7 million, net of income tax, in the prior period, resulting in a $618 million, net of income tax, unfavorable year over year change related to own credit. The increase in fixed maturity securities OTTI credit losses of $45 million, net of income tax, and equity securities losses of $18 million, net of income tax, was attributable to an increase in impairments across several industry sectors due to increased financial restructurings, bankruptcy filings, ratings downgrades, or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increase in losses on real estate and real estate joint ventures of $27 million, net of income tax, was principally due to higher impairments on cost method investments resulting from declines in value driven by capital market factors and from the weakening of real estate market fundamentals. The increase in losses on other limited partnership interests of $19 million, net of income tax, was principally due to impairments of certain cost method investments. These investments experienced a reduction in net asset value due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment.

Excluding the impact of net investment gains (losses), income (loss) from continuing operations increased by $269 million, net of income tax, from the comparable 2008 period.

The increase in income (loss) from continuing operations for the period was driven by the following items:

•	Lower DAC amortization of $514 million, net of income tax, primarily due to current period net derivative losses, as well as separate account balance increases, which increase expected future gross profits, as a result of market improvement.

•	Favorable underwriting results in life products of $23 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	A decrease in policyholder dividends of $7 million, net of income tax, primarily due to updates of actuarial assumptions used in the calculation of the terminal dividend liability for certain life products.

These aforementioned increases in income (loss) from continuing operations were partially offset by the following items:

•	Lower universal life and investment-type product policy fees combined with other revenues of $103 million, net of income tax, primarily resulting from lower average separate account balances due to recent unfavorable equity market performance.

•	Higher annuity benefits of $75 million, net of income tax, primarily due to current period hedge losses net of lower guaranteed annuity benefit costs, partially offset by lower amortization of sales inducements.

•	Lower net investment income on blocks of business not driven by interest margins of $44 million, net of income tax.

•	A decrease in interest margins of $23 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $20 million of this decrease to the deferred annuity business and $3 million of the decrease to other investment-type products, both net of

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

•	Higher expenses of $21 million, net of income tax, include higher pension and post-retirement benefits and commission expenses offset by higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. In addition, non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending, have also increased.

•	An increase in interest credited to policyholder account balances of $3 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

The change in effective tax rates between periods accounts for the remainder of the decrease in income (loss) from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $63 million, or 2%, to $3,749 million for the three months ended June 30, 2009 from $3,812 million for the comparable 2008 period.

Premiums increased by $98 million primarily due to an increase in immediate annuity premiums of $58 million, and growth in premiums of $57 million driven by increased renewals of traditional life business. These increases were partially offset by a $17 million decline in premiums associated with the run-off of the Company’s closed block of business.

Universal life and investment-type product policy fees combined with other revenues decreased by $169 million primarily resulting from lower average separate account balances due to recent unfavorable equity market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income increased by $8 million. Management attributes an increase of $81 million of net investment income to the general account portion of investment-type products and a decrease of $73 million to other businesses. Management attributes $98 million of the increase to a higher average asset base across various investment types, primarily fixed maturity securities excluding securities lending, cash, cash equivalents and short-term investments, and mortgage loans, partially offset by a decrease in equity securities. Average invested assets are calculated on the cost basis without unrealized gains and losses. This increase was partially offset by a decrease of $90 million on lower yields, primarily due to lower returns on real estate joint ventures, fixed maturity securities, real estate and cash, cash equivalents and short-term investments, partially offset by increased securities lending results from improved spreads and other limited partnership interests. Excluding the impact of the decrease in the securities lending program, fixed maturity securities increased, driven by the reinvestment of operating cash flows and accumulated liquidity balances into longer duration investments. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit markets continue to stabilize. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines. The decrease in yields and the negative returns in the second quarter of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in fixed maturity securities yields resulted primarily from to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in the short-term investment yields was primarily due to declines in short-term interest rates. The increase in yields due to the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offset the decrease in net investment income. The increase in yields due to other limited partnership interests was primarily attributable to the impact of the stabilization of market and economic conditions on equity method investments.

Expenses

Total expenses decreased by $486 million, or 15%, to $2,775 million for the three months ended June 30, 2009 from $3,261 million for the comparable 2008 period.

Policyholder benefits and claims increased by $167 million. Recent equity market improvements contributed to an increase of $139 million from current period hedge losses net of lower guaranteed annuity benefit costs, partially offset by $24 million of lower amortization of sales inducements. Revisions to policyholder benefits and claims in the current period and favorable mortality contributed decreases of $32 million and $14 million, respectively. Additionally, policyholder benefits and claims increased by $98 million commensurate with the change in premiums discussed above.

Interest credited to policyholder account balances increased by $115 million. Interest credited on the general account portion of investment-type products increased by $116 million, of which $98 million is attributed to higher average general account balances, and $18 million to higher crediting rates. Interest credited on other businesses decreased by $5 million. Lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business, primarily driven by lower lapses in the current period, increased interest credited to policyholder account balances by $4 million.

Policyholder dividends decreased by $11 million primarily due to updates of actuarial assumptions used in the calculation of the terminal dividend liability for certain life products.

Lower other expenses of $757 million include lower DAC amortization of $790 million primarily due to current period net derivative losses as well as separate account balance increases, which increase expected future gross profits, as a result of market improvement. In addition, expenses decreased due to higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. These increases were offset by includes higher pension and post-retirement benefits and commission expenses in the current period. Non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending, also increased $33 million.

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008 — Individual

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $1,028 million to a loss of $553 million for the six months ended June 30, 2009 from income of $475 million for the comparable 2008 period.

Included in this decrease in income (loss) from continuing operations was an increase in net investment losses of $689 million, net of income tax. The increase in net investment losses was due primarily to increased losses on freestanding derivatives, mortgage loans, other limited partnership interests, real estate joint ventures, equity securities and fixed maturity securities, partially offset by increased gains on embedded derivatives and gains on foreign currency transactions. The increase in losses on freestanding derivatives of $1,524 million, net of income tax, was primarily attributable to the rising interest rates and improving equity markets. Rising interest rates drove losses on interest rate floors, swaps and futures. Improving equity markets drove losses on equity futures and options. The increase in freestanding derivative losses was partially offset by increased gains on embedded derivatives principally associated with variable annuity riders. The positive change in embedded derivatives of $943 million, net of income tax, was driven by gains on embedded derivatives in the current period of $875 million, net of income tax, less losses in the prior period of $68 million, net of income tax. As it relates to hedged risks associated with variable annuity riders, the year over year increase in gains was $1,104 million, net of income tax, due to the positive impact of interest rate and equity market movements. Hedged risks associated with variable annuity riders include interest rate risk, equity market risk and foreign currency risk. As it relates to unhedged risks associated with variable annuity embedded derivatives, there was a year over year increase in losses of $192 million, net of income tax. The increased losses associated with unhedged risks were driven by the narrowing of MetLife’s own credit spread in the current period. Losses on own credit were $349 million, net of income tax, in the current period, compared to gains of $81 million, net of income tax, in the prior period, contributing to a $430 million unfavorable year over year change related to own credit. The increase in losses on mortgage loans of $51 million, net of income tax, was principally due to increases in the valuation allowances and strengthening of the allowances, which resulted from weakening of real estate market fundamentals. The increase in losses on other limited partnership interests of $34 million, net of income tax, was principally due to impairments of certain cost method investments. These investments experienced a reduction in net asset value due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increase in losses on real estate and real estate joint ventures of $33 million, net of income tax, was principally due to higher impairments on cost method investments resulting from decline in value driven by capital market factors and the weakening of real estate market fundamentals. The increase in fixed maturity securities OTTI credit losses of $108 million, net of income tax, and equity securities losses of $24 million, net of income tax, was attributable to an increase in impairments across several industry sectors due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. The increased impairments were partially offset by decreased losses on the sale of fixed maturity securities of $120 million, net of income tax. The increased losses in freestanding derivatives, mortgage loans, other limited partnership interests, real estate and real estate joint ventures, fixed maturity securities and equity securities were partially offset by gains of $22 million, net of income tax, principally attributable to the effect of foreign currency transaction gains on foreign currency denominated assets, due to the U.S. Dollar weakening against the British pound and Canadian Dollar.

Excluding the impact of net investment gains (losses), income (loss) from continuing operations decreased by $339 million, net of income tax, from the comparable 2008 period.

The decrease in income (loss) from continuing operations for the period was driven by the following items:

•	Lower universal life and investment-type product policy fees combined with other revenues of $225 million, net of income tax, primarily resulting from lower average separate account balances due to recent unfavorable equity market performance.

•	Higher annuity benefits of $165 million, net of income tax, primarily due to current period hedge losses and higher guaranteed annuity benefit costs, partially offset by lower amortization of sales inducements.

•	A decrease in interest margins of $146 million, net of income tax. Interest margins relate primarily to the general account portion of investment-type products. Management attributed $96 million of this decrease to the deferred annuity business and $50 million of the decrease to other investment-type products, both net of income tax. Interest margin is the difference between interest earned and interest credited to policyholder account balances related to the general account on these businesses. Interest earned approximates net investment income on invested assets attributed to these businesses with net adjustments for other non-policyholder elements. Interest credited approximates the amount recorded in interest credited to policyholder account balances. Interest credited to policyholder account balances is subject to contractual terms, including some minimum guarantees, and may reflect actions by management to respond to competitive pressures. Interest credited to policyholder account balances tends to move in a manner similar to market interest rate movements, subject to any minimum guarantees and, therefore, generally does not, but may introduce volatility in expense.

•	Lower net investment income on blocks of business not driven by interest margins of $79 million, net of income tax.

•	Higher expenses of $11 million, net of income tax, include higher pension and post-retirement benefits and commission expenses offset by higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. In addition, non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending have also increased.

•	An increase in interest credited to policyholder account balances of $9 million, net of income tax, due primarily to lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business.

These aforementioned decreases in income (loss) from continuing operations were partially offset by the following items:

•	Lower DAC amortization of $274 million, net of income tax, primarily due to net investment losses; the remainder of the change in DAC amortization was driven by various immaterial items.

•	Favorable underwriting results in life products of $30 million, net of income tax. Underwriting results are generally the difference between the portion of premium and fee income intended to cover mortality, morbidity or other insurance costs less claims incurred and the change in insurance-related liabilities. Underwriting results are significantly influenced by mortality, morbidity, or other insurance-related experience trends, as well as the reinsurance activity related to certain blocks of business. Consequently, results can fluctuate from period to period.

•	A decrease in policyholder dividends of $8 million, net of income tax, primarily due to updates of actuarial assumptions used in the calculation of the terminal dividend liability for certain life products.

The change in effective tax rates between periods accounts for the remainder of the decrease in income (loss) from continuing operations.

Revenues

Total revenues, excluding net investment gains (losses), decreased by $326 million, or 4%, to $7,272 million for the six months ended June 30, 2009 from $7,598 million for the comparable 2008 period.

Premiums increased by $172 million primarily due to an increase in immediate annuity premiums of $128 million, and growth in premiums of $77 million driven by increased renewals of traditional life business. These increases were partially offset by a $33 million decline in premiums associated with the run-off of the Company’s closed block of business.

Universal life and investment-type product policy fees combined with other revenues decreased by $331 million primarily resulting from lower average separate account balances due to recent unfavorable equity market performance. Policy fees from variable life and annuity and investment-type products are typically calculated as a percentage of the average assets in policyholder accounts. The value of these assets can fluctuate depending on equity performance.

Net investment income decreased by $167 million. Management attributes a decrease of $36 million of net investment income to the general account portion of investment-type products and a decrease of $131 million to other businesses. Management attributed $371 million of the decrease to lower yields, primarily due to lower returns on real estate joint ventures, fixed maturity securities, cash, cash equivalents and short-term investments and other limited partnership interests, partially offset by increased securities lending results from improved spreads. This decrease was partially offset by an increase of $204 million due to a higher average asset base across various investment types. The decrease in yields and the negative returns in the first six months of 2009 realized on real estate joint ventures was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The increase in yields due to the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offset the decrease in net investment income. The decrease in the short-term investment yields was primarily due to declines in short-term interest rates. The reduction in yields and the negative returns for the six months ended June 30, 2009 realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. Management attributed a $204 million increase due to a higher average asset base across various investment types, primarily fixed maturities excluding securities lending, cash, cash equivalents and short-term investments and mortgage loans, partially offset by a decrease in equity securities. Average invested assets are calculated on the cost basis without unrealized gains and losses. Excluding the impact of the decrease in the securities lending program, fixed maturity securities increased, driven by the reinvestment of operating cash flows and accumulated liquidity balances into longer duration investments. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit markets continue to stabilize. The increases in mortgage loans are driven by the reinvestment of operating cash flows in accordance with our investment portfolio allocation guidelines.

Expenses

Total expenses increased by $172 million, or 3%, to $6,702 million for the six months ended June 30, 2009 from $6,530 million for the comparable 2008 period.

Policyholder benefits and claims increased by $395 million. This was primarily due to weaker equity markets during the current period, which resulted in hedge losses and higher guaranteed annuity benefit costs of $260 million, partially offset by lower amortization of sales inducements of $6 million. Revisions to policyholder benefits and claims in the current period and favorable mortality contributed decreases of $17 million and $14 million, respectively. Additionally, policyholder benefits and claims increased by $172 million commensurate with the change in premiums discussed above.

Interest credited to policyholder account balances increased by $193 million. Interest credited on the general account portion of investment-type products increased by $189 million, of which $182 million is attributed to higher average general account balances, and $7 million to higher crediting rates. Interest credited on other businesses decreased by $10 million. Lower amortization of the excess interest reserves on acquired annuity and universal life blocks of business, primarily driven by lower lapses in the current period, increased interest credited to policyholder account balances by $14 million.

Policyholder dividends decreased by $13 million primarily due to updates of actuarial assumptions used in the calculation of the terminal dividend liability for certain life products.

Lower other expenses of $403 million include lower DAC amortization of $421 million primarily due to net investment losses; the remainder of the change in DAC amortization was driven by various immaterial items. Additionally, expenses decreased due to higher DAC capitalization primarily from increases in annuity deposits and a reduction in certain expenses, which management attributes to the Company’s enterprise-wide cost reduction and revenue enhancement initiative. These decreases were offset by higher pension and post-retirement benefits and commission expenses, as well as an increase of $18 million associated with non-deferrable volume related expenses, which include those expenses associated with information technology and direct departmental spending.

International

International provides life insurance, accident and health insurance, credit insurance, annuities and retirement & savings products to both individuals and groups. The Company focuses on emerging markets primarily within the Latin America, Europe and Asia Pacific regions. The following table presents consolidated financial information for the International segment for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$777	$920	$1,498	$1,824
Universal life and investment-type product policy fees	226	293	436	583
Net investment income	258	356	451	626
Other revenues	2	6	4	13
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(10)	(1)	(21)	(1)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	—	—	—	—
Other net investment gains (losses), net	(491)	(135)	(26)	—

Total net investment gains (losses)	(501)	(136)	(47)	(1)

Total revenues	762	1,439	2,342	3,045

Expenses
Policyholder benefits and claims	559	618	1,128	1,443
Interest credited to policyholder account balances	160	89	237	136
Policyholder dividends	2	2	3	4
Other expenses	404	476	697	911

Total expenses	1,125	1,185	2,065	2,494

Income from continuing operations before provision for income tax	(363)	254	277	551
Provision for income tax expense (benefit)	(149)	87	56	203

Income (loss) from continuing operations, net of income tax	(214)	167	221	348
Income (loss) from discontinued operations, net of income tax	—	—	—	—

Net income (loss)	(214)	167	221	348
Less: Net loss attributable to noncontrolling interests	(9)	(6)	(14)	(11)

Net income (loss) available to MetLife, Inc.’s common shareholders	$(205)	$173	$235	$359

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008 — International

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $381 million, or 228%, to a loss of $214 million for the three months ended June 30, 2009 from income of $167 million for the comparable 2008 period. Included in this decrease in income (loss) from continuing operations was an increase in net investment losses of $223 million, net of income tax. The increase in net investment losses was due to an increase in losses on derivatives, partially offset by lower losses on fixed maturity securities. Derivative losses were driven by losses on embedded derivatives associated with assumed risk on variable annuity riders written directly through the Japan joint venture, as well as losses on freestanding derivatives. Losses on the embedded derivatives increased by $101 million, net of income tax, and were driven by an increase in losses of $322 million, net of income taxes, resulting from the effect of the narrowing of MetLife’s own credit spread, as well as the impact of interest rates and foreign currency rates, partially offset by gains due to movement in the equity markets. Losses on freestanding derivatives increased by $131 million, net of income tax, and were primarily driven by losses from equity options and futures due to increases in equity markets, partially offset by gains on interest rate futures due to rising interest rates and gains from foreign currency forwards due to the U.S. Dollar weakening. The losses on the freestanding derivatives substantially offset the change in the underlying embedded derivative liability that is hedged by these derivatives. The remaining change in net investment losses results primarily from lower losses on the sale of fixed maturities from the comparable period.

The remaining $158 million decrease in income (loss) from continuing operations from the comparable 2008 period was comprised of the factors described below which decreased income (loss) from continuing operations by $97 million, as well as the negative impact of changes in foreign exchange rates of $61 million, net of income tax.

Income (loss) from continuing operations excluding net investment gains (losses) decreased in:

•	Mexico by $66 million, net of income tax, primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, higher claims experience, as well as an increase in sales-related expenses, partially offset by a decrease in policyholder liabilities resulting from a policy cancellation, a revision to certain dollar-denominated policyholder liabilities and business growth, as well as a lower effective tax rate.

•	Japan by $46 million, net of income tax, due to a decrease of $38 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefits, a decrease of $20 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from the adverse impact from the utilization of the fair value option for certain fixed annuities offset by a decrease in the costs of guaranteed annuity benefits, as well as an increase of $12 million, net of income tax, from assumed reinsurance due to a decrease in liabilities resulting from a refinement in methodology on certain annuity guarantee liabilities.

•	Ireland by $5 million, net of income tax, primarily due to higher initiative spending.

Partially offsetting these decreases, income (loss) from continuing operations excluding net investment gains (losses) increased in:

•	South Korea by $14 million, net of income tax, primarily due to an increase in surrender charges and business growth, as well as lower taxes resulting from a reduction in the statutory tax rate.

•	The home office by $6 million, net of income tax, primarily due to lower headcount and lower spending on growth and infrastructure initiatives, partially offset by higher investment charges.

•	Hong Kong by $4 million, net of income tax, primarily due to business growth.

Contributions from other countries account for the remainder of the change in income (loss) from continuing operations excluding net investment gains (losses).

Revenues

Total revenues, excluding net investment gains (losses), decreased by $312 million, or 20%, to $1,263 million for the three months ended June 30, 2009 from $1,575 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates which decreased total revenues, excluding net investment gains (losses), by $286 million, as well as other factors described below which decreased total revenues by $26 million, or 2%, from the comparable 2008 period.

Premiums, fees and other revenues decreased by $214 million, or 18%, to $1,005 million for the three months ended June 30, 2009 from $1,219 million for the comparable 2008 period. The decrease was comprised of the impact of changes in foreign currency exchange rates which decreased premiums, fees and other revenues by $219 million, as well as other factors described below which increased premiums, fees and other revenues increased by $5 million from the comparable 2008 period.

Premiums, fees and other revenues increased in:

•	Mexico by $33 million due to growth in its individual and institutional businesses partially offset by a reduction in fees charged on the pension business.

•	Australia by $9 million primarily due to business growth.

•	South Korea by $9 million primarily due to an increase in surrender charges, as well as business growth, partially offset by various immaterial items.

•	Hong Kong by $6 million due to a shift to traditional business.

•	Brazil, India and Poland by $5 million, $3 million and $2 million, respectively, primarily due to business growth.

•	Japan by $4 million due to an increase in assumed reinsurance business.

Partially offsetting these increases, premiums, fees and other revenues decreased in:

•	Chile by $52 million primarily due to lower annuity sales resulting from a contraction of the annuity market in Chile.

•	Argentina by $17 million primarily due to the nationalization of the pension business in the in the fourth quarter of 2008, which eliminated the revenue from this business.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income decreased by $98 million, or 28%, to $258 million for the three months ended June 30, 2009 from $356 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates of $67 million, as well as other factors described below which decreased net investment income by $31 million, or 11%, from the comparable 2008 period.

Net investment income decreased in:

•	Japan by $80 million primarily due to a decrease of $60 million from hedging activities associated with Japan’s guaranteed annuity benefits, as well as a decrease of $20 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from the adverse impact from the utilization of the fair value option for certain fixed annuities offset by a decrease in the costs of guaranteed annuity benefits.

•	Chile by $52 million due to the impact of lower inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates.

Partially offsetting these decreases, net investment income increased in:

•	Hong Kong by $64 million due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities, compared to the prior year.

•	Mexico by $12 million primarily due to an increase in invested assets.

•	Ireland by $12 million due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities, compared to the prior year.

•	Argentina by $4 million due to higher yields resulting from portfolio repositioning, as well as the adverse impact of currency transaction losses in the prior year.

•	South Korea and Taiwan by $4 million and $2 million, respectively, primarily due to increases in invested assets.

•	Brazil by $2 million due to favorable results on the trading securities portfolio which supports unit-linked pension liabilities.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses decreased by $60 million, or 5%, to $1,125 million for the three months ended June 30, 2009 from $1,185 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased total expenses by $196 million. Other factors described below increased total expenses by $136 million, or 14%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased by $12 million, or 2%, to $721 million for the three months ended June 30, 2009 from $709 million for the comparable 2008 period. This increase was comprised of a decrease from changes in foreign currency exchange rates of $112 million, as well as other factors described below which increased policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances by $124 million, or 21%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Mexico by $155 million, primarily due to an increase in certain policyholder liabilities of $129 million caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, an increase in claims experience, as well as in interest credited to policyholder account balances resulting from business growth, partially offset by a decrease in policyholder liabilities resulting from a policy cancellation, as well as a revision in the calculation of certain dollar-denominated policyholder liabilities.

•	Hong Kong by $65 million primarily due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities compared to the prior period, as discussed above.

•	Ireland by $11 million due favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	Australia by $6 million primarily due to business growth, as well as higher claims experience and an increase in liabilities related to reinsurance.

•	Taiwan by $5 million primarily due to business growth.

•	Brazil by $5 million due to higher interest credited resulting from better performance on the trading securities portfolio which supports unit-linked pension liabilities.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Chile by $110 million primarily due to a decrease in inflation indexed policyholder liabilities commensurate with the decrease in net investment income from inflation-indexed assets, as well as a decrease in the annuity business mentioned above, partially offset by higher interest credited.

•	Our operation in Japan by $15 million resulting from a refinement in methodology on certain annuity guarantee liabilities.

Increases in other countries account for the remainder of the change.

Other expenses decreased by $72 million, or 15%, to $404 million for the three months ended June 30, 2009 from $476 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased other expenses by $84 million, and other factors described below increased other expenses by $12 million, or 3%, from the comparable 2008 period.

Other expenses increased in:

•	Ireland by $7 million due to higher spending on regional initiatives, as well as business growth.

•	India by $6 million primarily due to increased staffing, rent and DAC amortization due to business growth.

•	Australia by $4 million primarily due to business growth.

•	Chile by $4 million due to an adjustment in DAC amortization related to the decrease in inflation.

•	Brazil by $3 million primarily due to entry into the dental insurance business.

•	Mexico by $3 million due to an increase in sales-related expenses.

•	Korea and Taiwan by $3 million and $3 million, respectively due to business growth.

Partially offsetting these increases in other expenses were decreases in:

•	The home office of $12 million primarily due to lower headcount and lower spending on growth and infrastructure initiatives.

•	Argentina by $10 million due to lower administrative expenses resulting from the nationalization of the pension business.

Increases in other countries account for the remainder of the change.

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008 — International

Income (Loss) from Continuing Operations

Income (loss) from continuing operations decreased by $127 million, or 36%, to $221 million for the six months ended June 30, 2009 from $348 million for the comparable 2008 period. Included in this decrease in income (loss) from continuing operations was an increase in net investment losses of $24 million, net of income tax. The increase in net investment losses was due to losses on fixed maturity securities, partially offset by an increase in gains on derivatives. Losses on fixed maturities increased by $31 million, net of income tax, due to the loss on the exchange of certain government bonds in Argentina, an increase in impairments primarily associated with financial services industry holdings, including impairments as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position, partially offset by lower losses on the sale of fixed maturities from the comparable period. Derivative gains were driven by gains on embedded derivatives associated with assumed risk on variable annuity riders written directly through the Japan joint venture partially offset by losses on freestanding derivatives. Gains on the embedded derivatives increased by $387 million, net of income tax, and were driven by the positive impact of interest rates, foreign currency rates and movement in the equity markets. These embedded derivative gains include a $209 million, net of income tax, decrease in gains resulting from the effect of the narrowing of MetLife’s own credit spread. Losses on freestanding derivatives increased by $380 million, net of income tax, and were primarily driven by losses from equity options and futures due to rising equity indices, foreign currency forwards primarily due to the U.S. Dollar strengthening, as well as interest rate futures due to rising interest rates, all of which hedge the embedded derivatives. The losses on these hedges partially offset the change in the underlying embedded derivative liability that is hedged by these derivatives.

The remaining $103 million decrease in income (loss) from continuing operations from the comparable 2008 period was comprised of the factors described below which caused a decrease in income (loss) from continuing operations by $12 million, as well as the negative impact of change in foreign exchange rates of $91 million, net of income tax.

Income (loss) from continuing operations excluding net investment gains (losses) decreased in:

•	Mexico by $44 million, net of income tax, primarily due to an increase in certain policyholder liabilities caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior year, higher claims experience, an increase in sales-related expenses, a reduction in fees charged on the pension business, higher expenses from initiative spending, the impact of portfolio repositioning and a decrease in short-term yields as well as the prior year impact from the reinstatement of premiums. The remainder of the decrease was driven by various immaterial items. These items were partially offset by a decrease in policyholder liabilities resulting from a policy cancellation, as well as a revision to certain dollar-denominated policyholder liabilities, a lower effective tax rate, growth in its individual and institutional businesses, and a one-time tax benefit related to a change in assumption regarding the repatriation of earnings.

•	The home office by $29 million, net of income tax, primarily due to a valuation allowance of $40 million established against net deferred tax assets resulting from an election to not repatriate earnings from our Mexico operation, as well as higher economic capital charges and lower interest income due to a decrease in cash equivalents, partially offset by lower headcount, lower spending on growth and infrastructure initiatives.

•	Japan by $21 million, net of income tax, due to a decrease of $80 million, net of income tax, from hedging activities associated with Japan’s guaranteed annuity benefits. This was partially offset by an increase of $56 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from the impact from refinement in assumptions for DAC amortization on guaranteed annuity business, a decrease in the costs of guaranteed annuity benefits, the impact of a reduction in a liability for guarantee fund assessments and the unfavorable impact from the utilization of the fair value option for certain fixed annuities, as well as an increase of $3 million, net of income tax, from assumed reinsurance due to a decrease in liabilities resulting from a refinement in methodology on certain annuity guarantee liabilities. The remainder of the decrease was driven by various immaterial items.

•	Ireland by $19 million, net of income tax, primarily due to foreign currency transaction gains and a tax benefit in the prior period, as well as higher initiative spending.

•	Hong Kong by $2 million primarily due to business growth.

Partially offsetting these decreases, income (loss) from continuing operations excluding net investment gains (losses) increased in:

•	Argentina by $75 million, net of income tax, due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders, as a result of which liabilities of $95 million related to pesification were released, as well as higher yields resulting from portfolio repositioning. This increase was partially offset by a reduction in fees due to the nationalization of the pension business in December 2008, the reduction in the prior year of the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, the availability of government statistics regarding the number of participants transferring to the government-sponsored plan created by the pension reform program, which was in effect from January 1, 2008 until December 2008 when the business was nationalized, as well as the adverse impact of currency transaction losses in the prior year. Our operations in Argentina also benefited more significantly in the current year from the utilization of deferred tax assets against which valuation allowances had previously been established.

•	South Korea by $22 million, net of income tax, due to an increase in surrender charges, lower taxes resulting from a reduction in the statutory tax rate and a one-time tax benefit related to the reduction in the statutory tax rate as well as business growth, partially offset by an increase in claims and by various immaterial items.

•	Chile by $9 million primarily due to the net impact of lower inflation rates on indexed securities and on policyholder liabilities. While the impact of inflation is neutral to net income, a portion of the inflation impact is accounted for in net investment gains (losses).

Contributions from other countries account for the remainder of the change in income (loss) from continuing operations excluding net investment gains (losses).

Revenues

Total revenues, excluding net investment gains (losses), decreased by $657 million, or 22%, to $2,389 million for the six months ended June 30, 2009 from $3,046 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased total revenues by $654 million. Other factors described below decreased total revenues by $3 million from the comparable 2008 period.

Premiums, fees and other revenues decreased by $482 million, or 20%, to $1,938 million for the six months ended June 30, 2009 from $2,420 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates, which decreased premiums, fees and other revenues by $511 million, partially offset by an increase from other factors described below, which increased premiums, fees and other revenues by $29 million, or 2%, from the comparable 2008 period.

Premiums, fees and other revenues increased in:

•	Mexico by $45 million due to growth in its individual and institutional businesses, partially offset by the reinstatement of premiums in the prior period and a reduction in fees charged on the pension business.

•	Hong Kong by $18 million due to a shift to traditional business, as well as an increase in surrender charges on non-traditional business.

•	South Korea by $18 million primarily due to an increase in surrender charges, as well as business growth.

•	India by $12 million due to business growth and a shift to traditional products.

•	United Kingdom by $7 million due to premium growth and the impact of stronger foreign currencies from business written outside of the United Kingdom, partially offset by a decrease in business written in the United Kingdom.

•	Brazil by $10 million due to its entry into the dental business in the fourth quarter of 2008, as well as growth in existing lines.

•	Australia and Poland by $14 million and $3 million, respectively, primarily due to business growth.

•	Japan by $5 million due to an increase in assumed reinsurance business.

Partially offsetting these increases, premiums, fees and other revenues decreased in:

•	Chile by $81 million primarily due to lower annuity sales resulting from a contraction of the annuity market in Chile.

•	Argentina by $29 million primarily due to the nationalization of the pension business in the fourth quarter of 2008, which eliminated the revenue from this business.

Contributions from the other countries account for the remainder of the change in premiums, fees and other revenues.

Net investment income decreased by $175 million, or 28%, to $451 million for the six months ended June 30, 2009 from $626 million for the comparable 2008 period. This decrease was comprised of the impact of foreign currency exchange rates of $143 million, as well as other factors described below which decreased net investment income by $32 million, or 7%, from the comparable 2008 period.

Net investment income decreased in:

•	Chile by $122 million due to the impact of lower inflation rates on indexed securities, the valuations and returns of which are linked to inflation rates, as well as lower yields partially offset by an increase in invested assets.

•	Japan by $68 million primarily due to a decrease of $124 million from hedging activities associated with Japan’s guaranteed annuity benefits, partially offset by an increase of $56 million, net of income tax, in the Company’s earnings from its investment in Japan resulting from the impact from refinement in assumptions for DAC amortization on guaranteed annuity business, a decrease in the costs of guaranteed annuity benefits, the impact of a reduction in a liability for guarantee fund assessments and the unfavorable impact from the utilization of the fair value option for certain fixed annuities, and various immaterial items.

•	The home office by $6 million primarily due to an increase in the amount charged for economic capital and lower interest income due to a decrease in cash equivalents.

Partially offsetting these decreases, net investment income increased in:

•	Hong Kong by $106 million due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities, compared to the prior year.

•	Ireland by $5 million due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities, compared to the prior year.

•	Mexico by $23 million primarily due to an increase in invested assets, partially offset by the impact of lower inflation rates on indexed securities, the impact of portfolio repositioning and a decrease in short-term yields.

•	Brazil by $8 million primarily due to favorable results on the trading securities portfolio which supports unit-linked pension liabilities.

•	South Korea and Taiwan by $8 million and $6 million, respectively, primarily due to increases in invested assets.

•	Argentina by $4 million due to higher yields resulting from portfolio repositioning, as well as the adverse impact of currency transaction losses in the prior year.

Contributions from the other countries account for the remainder of the change in net investment income.

Expenses

Total expenses decreased by $429 million, or 17%, to $2,065 million for the six months ended June 30, 2009 from $2,494 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased total expenses by $518 million. Other factors described below increased total expenses by $89 million, or 5%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances decreased by $215 million, or 14%, to $1,368 million for the six months ended June 30, 2009 from $1,583 million for the comparable 2008 period. This decrease was comprised of the impact of changes in foreign currency exchange rates which decreased policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances by $330 million, and other factors described below which increased policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances by $115 million, or 9%, from the comparable 2008 period.

Policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances increased in:

•	Mexico by $158 million, primarily due to an increase in certain policyholder liabilities of $98 million caused by an increase in the unrealized investment results on the invested assets supporting those liabilities relative to the prior period, an increase in claims experience, as well as in interest credited to policyholder account balances resulting from business growth, partially offset by a decrease in policyholder liabilities resulting from a policy cancellation, as well as a revision in the calculation of certain dollar-denominated policyholder liabilities.

•	Hong Kong by $122 million primarily due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities compared to the prior period, as discussed above, as well as a shift to traditional business.

•	South Korea by $12 million primarily due to an increase in claims and surrenders.

•	Brazil by $12 million due to higher interest credited resulting from better performance on the trading securities portfolio which supports unit-linked pension liabilities, as well as growth from entry into the dental insurance business in fourth quarter of 2008.

•	Australia by $10 million primarily due to business growth, as well as higher claims experience and an increase in liabilities related to reinsurance.

•	India by $8 million due to business growth.

•	Taiwan by $5 million primarily due to business growth.

•	Ireland by $4 million due to favorable results on the trading securities portfolio which supports unit-linked policyholder liabilities.

•	Our operation in Japan by $1 million due to an increase in liabilities for guaranteed death benefits, almost completely offset by a refinement in methodology on certain annuity guarantee liabilities.

Partially offsetting these increases in policyholder benefits and claims, policyholder dividends and interest credited to policyholder account balances were decreases in:

•	Chile by $219 million primarily due to a decrease in inflation indexed policyholder liabilities commensurate with the decrease in net investment income from inflation-indexed assets, as well as a decrease in the annuity business mentioned above, partially offset by higher interest credited.

Increases in other countries account for the remainder of the change.

Other expenses decreased by $214 million, or 23%, to $697 million for the six months ended June 30, 2009 from $911 million for the comparable 2008 period. The impact of changes in foreign currency exchange rates decreased other expenses by $188 million and the other factors described below decreased other expenses by $26 million, or 4%, from the comparable 2008 period.

Other expenses decreased in:

•	Argentina by $82 million, due to a reassessment by the Company of its approach to managing existing and potential future claims related to certain social security pension annuity contractholders. As a result of this reassessment, contingent liabilities of $95 million related to pesification were released. In addition, the nationalization of the pension business in December 2008 resulted in lower administrative expenses. These decreases were partially offset by a reduction in the prior period of the liability for pension servicing obligations resulting from a refinement of assumptions and methodology, as well as the availability of government statistics regarding the number of participants transferring to the government-sponsored plan created by the pension reform program which was in effect from January 1, 2008 until December 2008 when the business was nationalized.

•	The home office of $22 million primarily due to lower headcount and lower spending on growth and infrastructure initiatives.

Partially offsetting these decreases in other expenses were increases in:

•	Ireland by $22 million due to foreign currency transaction gains in the prior period, higher spending on regional initiatives, as well as business growth.

•	Mexico by $11 million primarily from higher expenses from initiative spending and business growth, higher sales-related expenses and various immaterial items.

•	India by $11 million primarily due to increased staffing, rent and DAC amortization due to business growth.

•	Australia by $7 million primarily due to business growth.

•	The United Kingdom by $6 million due to higher commission cost related to the increase in premiums, as well as foreign currency transaction gains recognized in the prior period.

•	Brazil by $6 million primarily due to business growth and entry into the dental insurance business.

•	Chile by $6 million due to an adjustment in DAC amortization related to the decrease in inflation.

•	Hong Kong and Korea by $5 million and $3 million, respectively, due to business growth.

Decreases in other countries account for the remainder of the change.

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

The following table presents consolidated financial information for the Auto & Home segment for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$726	$742	$1,448	$1,487
Net investment income	49	50	89	101
Other revenues	5	10	14	21
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(1)	(1)	(1)
Other net investment gains (losses), net	(8)	(12)	24	(23)

Total net investment gains (losses)	(8)	(13)	23	(24)

Total revenues	772	789	1,574	1,585

Expenses
Policyholder benefits and claims	491	539	971	1,017
Policyholder dividends	1	2	—	3
Other expenses	192	205	385	408

Total expenses	684	746	1,356	1,428

Income before provision for income tax	88	43	218	157
Provision for income tax	17	—	51	23

Income from continuing operations, net of income tax	71	43	167	134
Income from discontinued operations, net of income tax	—	—	—	—

Net income	71	43	167	134
Less: Net income attributable to noncontrolling interests	—	—	—	—

Net income available to MetLife, Inc.’s common shareholders	$71	$43	$167	$134

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008 — Auto & Home

Income from Continuing Operations

Income from continuing operations increased by $28 million, or 65%, to $71 million for the three months ended June 30, 2009 from $43 million for the comparable 2008 period.

The increase in income from continuing operations was primarily attributable to a decrease in policyholder benefits and claims of $31 million, net of income tax, and a decrease in operating expenses of $9 million, net of income tax, offset by a decrease in premiums of $11 million, net of income tax.

The decrease in policyholder benefits and claims was due to a decrease of $60 million, net of income tax, in catastrophe losses resulting from a decrease of $53 million, net of income tax, from fewer and less severe catastrophe events than 2008’s near record levels and due to $7 million, net of income tax, more of favorable development of prior year catastrophe losses. Also impacting policyholder benefits and claims was a $6 million, net of income tax, decrease related to earned exposures. Offsetting these decreases were $23 million, net of income tax, less of favorable development of prior year non-catastrophe losses, an increase of $8 million, net of income tax, due to higher severities, primarily in the auto line of business, an increase of $3 million, net of income tax, from higher non-catastrophe claim frequencies, primarily in the auto line of business, and a $2 million, net of income tax, increase in unallocated adjustment expenses.

The decrease in other expenses of $9 million, net of income tax, resulted from decreases in information technology infrastructure charges and other operational efficiencies in a number of expense categories.

Also contributing to the increase in income from continuing operations was a decrease in net investment losses of $3 million, net of income tax, and a decrease of $1 million, net of income tax, in policyholder dividends.

These increases in income from continuing operations were offset by a decrease in premiums of $11 million, net of income tax, which was primarily comprised of a decrease of $11 million, net of income tax, related to decreased exposures and a decrease of $1 million, net of income tax, related to a reduction in average earned premium per policy. Offsetting these decreases in premiums was an increase of $1 million, net of income tax, from a decrease in catastrophe reinsurance costs.

Also decreasing income from continuing operations was a decline in net investment income of $1 million, net of income tax, which was primarily due to a smaller asset base and a decrease of $3 million, net of income tax, in other revenues.

Income taxes unfavorably impacted income from continuing operations by $1 million due to favorable resolution of prior year tax audit.

Revenues

Total revenues, excluding net investment gains (losses), decreased $22 million, or 3%, to $780 million for the three months ended June 30, 2009 from $802 million for the comparable 2008 period.

Premiums decreased $16 million due to a decrease of $17 million related to a decrease in exposures, a decrease of $1 million related to a decrease in average earned premium per policy offset by a decrease of $2 million in catastrophe reinsurance costs.

Net investment income decreased $1 million due primarily to a smaller asset base. Other revenues decreased $5 million primarily related to less income from COLI.

Expenses

Total expenses decreased $62 million, or 8%, to $684 million for the three months ended June 30, 2009 from $746 million for the comparable 2008 period.

Policyholder benefits and claims decreased $48 million due to a decrease of $92 million in catastrophe losses resulting from a decrease of $81 million from fewer and less severe catastrophe events than 2008’s near record levels and due to $11 million more of favorable development of prior year catastrophe losses and a $9 million decrease related to earned exposures. Offsetting these decreases were $35 million less of favorable development of prior year non-catastrophe losses, an increase of $12 million due to higher severities, primarily in the auto line of business, an increase of $4 million from higher non-catastrophe claim frequencies, primarily in the auto line of business, and a $3 million increase in unallocated adjustment expenses.

Other expenses decreased $13 million due to decreases in information technology infrastructure charges and other operational efficiencies in a number of expense categories and policyholder dividends decreased $1 million.

Underwriting results, including catastrophes, were favorable for the three months ended June 30, 2009 as compared to the corresponding 2008 period, as the combined ratio, including catastrophes, decreased to 93.5% from 99.5% for the three months ended June 30, 2008. Underwriting results, excluding catastrophes, were unfavorable for the three months ended June 30, 2009, as the combined ratio, excluding catastrophes, increased to 88.0% from 81.9% for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008 — Auto & Home

Income from Continuing Operations

Income from continuing operations increased by $33 million, or 25%, to $167 million for the six months ended June 30, 2009 from $134 million for the comparable 2008 period.

The increase in income from continuing operations was primarily attributable to a decrease in policyholder benefits and claims of $29 million, net of income tax, a $31 million, net of income tax, increase in net investment gains, offset by a decrease of $26 million, net of income tax, in premiums and a decrease of $8 million, net of income tax, in net investment income.

The decrease in policyholder benefits and claims was due to a decrease of $55 million, net of income tax, in catastrophe losses resulting from a decrease of $49 million, net of income tax, from fewer and less severe catastrophe events than 2008’s near record levels and due to $6 million, net of income tax, more of favorable development of prior year catastrophe losses. Also impacting policyholder benefits and claims was a $14 million, net of income tax, decrease related to earned exposures. Offsetting these decreases were $29 million, net of income tax, less of favorable development of prior year non-catastrophe losses and an increase of $11 million, net of income tax, from higher non-catastrophe claim frequencies, primarily in the homeowner’s line of business.

The increase in net investment gains of $31 million, net of income tax, was due primarily to gains on credit spread-sensitive options which are embedded derivatives within certain equity securities.

Also contributing to the increase in income from continuing operations was a decrease of $15 million, net of income tax, in other expenses resulting from information technology infrastructure charges and other operational efficiencies in a number of expense categories and a decrease of $2 million, net of income tax, in policyholder dividends.

These increases in income from continuing operations were offset by a decrease in premiums of $26 million, net of income tax, which was comprised of a decrease of $24 million, net of income tax, related to decreased exposures, a decrease of $3 million, net of income tax, related to a reduction in average earned premium per policy and a decrease of $1 million, net of income tax, in premiums primarily from various involuntary programs, offset by an increase of $2 million, net of income tax, from a decrease in catastrophe reinsurance costs.

Also decreasing income from continuing operations was a decline in net investment income of $8 million, net of income tax, which was primarily due to a smaller asset base and a decrease of $4 million, net of income tax, in other revenues.

Income taxes unfavorably impacted income from continuing operations by $2 million due to the favorable resolution of a prior year audit in 2008 and by an additional $4 million due to a reduction in tax advantaged investment income.

Revenues

Total revenues, excluding net investment gains (losses), decreased $58 million, or 4%, to $1,551 million for the six months ended June 30, 2009 from $1,609 million for the comparable 2008 period.

Premiums decreased $39 million due to a decrease of $38 million related to a decrease in exposures, a decrease of $4 million related to a decrease in average earned premium per policy and a decrease of $1 million in premiums primarily from various involuntary programs. These decreases in premiums were offset by a decrease of $4 million in catastrophe reinsurance costs.

Net investment income decreased $12 million due primarily to a smaller asset base. Other revenues decreased $7 million primarily related to less income from COLI.

Expenses

Total expenses decreased $72 million, or 5%, to $1,356 million for the six months ended June 30, 2009 from $1,428 million for the comparable 2008 period.

Policyholder benefits and claims decreased $46 million due to a decrease of $85 million in catastrophe losses resulting from a decrease of $75 million from fewer and less severe catastrophe events than 2008’s near record levels and due to $10 million more of favorable development of prior year catastrophe losses and a $21 million decrease related to earned exposures. Offsetting these decreases were $44 million less of favorable development of prior year non-catastrophe losses, an increase of $16 million from higher non-catastrophe claim frequencies, primarily in the homeowner’s line of business, and a $1 million increase in unallocated adjustment expenses.

Other expenses decreased $23 million due to decreases in information technology infrastructure charges and other operational efficiencies in a number of expense categories partially offset by an increase in pension and postretirement benefit costs. Policyholder dividends decreased $3 million due primarily to unfavorable loss experience on participating policies.

Underwriting results, including catastrophes, were favorable for the six months ended June 30, 2009 as compared to the corresponding 2008 period, as the combined ratio, including catastrophes, decreased to 93.0% from 95.3% for the six months ended June 30, 2008. Underwriting results, excluding catastrophes, were unfavorable for the six months ended June 30, 2009, as the combined ratio, excluding catastrophes, increased to 88.1% from 84.9% for the six months ended June 30, 2008.

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

The following table presents consolidated financial information for Corporate & Other for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues
Premiums	$4	$12	$6	$18
Net investment income	135	244	184	501
Other revenues	283	10	550	22
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(96)	(17)	(255)	(52)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive loss	82	—	82	—
Other net investment gains (losses), net	(488)	(28)	2	(12)

Total net investment gains (losses)	(502)	(45)	(171)	(64)

Total revenues	(80)	221	569	477

Expenses
Policyholder benefits and claims	4	14	3	24
Other expenses	632	402	1,211	756

Total expenses	636	416	1,214	780

Loss from continuing operations before income tax	(716)	(195)	(645)	(303)
Income tax benefit	(328)	(117)	(314)	(216)

Loss from continuing operations, net of income tax	(388)	(78)	(331)	(87)
Income from discontinued operations, net of income tax	—	116	12	152

Net income (loss)	(388)	38	(319)	65
Less: Net income (loss) attributable to noncontrolling interests	(7)	56	(6)	72

Net loss attributable to MetLife, Inc.	(381)	(18)	(313)	(7)
Less: Preferred stock dividends	31	31	61	64

Net loss available to MetLife, Inc.’s common shareholders	$(412)	$(49)	$(374)	$(71)

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008 — Corporate & Other

Loss from Continuing Operations

Loss from continuing operations increased by $310 million to $388 million for the three months ended June 30, 2009 from $78 million for the comparable 2008 period.

Net investment losses increased by $296 million, net of income tax, to a loss of $326 million, net of income tax, for the three months ended June 30, 2009 from a loss of $30 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was primarily due to increased losses on freestanding derivatives, certain foreign currency transactions, and other limited partnerships, partially offset by gains on the sale of fixed maturity securities. The increase in losses on freestanding derivatives of $251 million, net of income tax, was primarily attributable to the impact of rising short-term interest rates in the prior period and improving equity markets in the current period. Rising short-term interest rates in the prior period drove gains on certain interest rate swaps that were terminated prior to the current period. Improving equity markets in the current period drove losses on equity options which were entered into as part of a macro-economic hedging strategy to mitigate the Company’s equity exposure arising from variable annuity guarantees. The increase in losses attributable to certain foreign currency transactions of $51 million, net of income tax, was due to the weakening of the U.S Dollar. The increase in losses on other limited partnerships of $40 million, net of income tax, as well as the increase in losses on real estate and real estate joint ventures of $7 million, net of income tax, was principally due to higher impairments on cost method investments resulting from deterioration in value due to volatility in real estate, equity and credit markets and from weakening of real estate market fundamentals. These investments experienced a reduction in net asset values due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increase in fixed maturity securities OTTI credit losses was attributable to an increase in impairments across several industries due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. These losses were offset by gains of $73 million, net of income tax, on the sale of fixed maturity securities.

Excluding the impact of net investment gains (losses), loss from continuing operations increased by $14 million, compared to the comparable 2008 period.

The increase in loss from continuing operations excluding net investment gains (losses) was primarily attributable to higher corporate expenses, lower net investment income, lower premiums, higher interest expenses and higher interest credited on bank deposits of $157 million, $71 million, $5 million, $2 million, and $1 million, respectively, each of which were net of income tax. This increase was partially offset by higher other revenues, lower policyholder benefits and claims, lower interest on uncertain tax positions, and lower legal costs of $177 million, $7 million, $7 million and $4 million, respectively, each of which were net of income tax. Tax benefits increased by $29 million over the comparable 2008 period due to the actual and the estimated tax rate allocated to the various segments, as well as the ratio of tax preference items to income before income tax on an annualized basis.

Revenues

Total revenues, excluding net investment gains (losses), increased by $156 million, or 59%, to $422 million for the three months ended June 30, 2009 from $266 million for the comparable 2008 period.

This increase was primarily due to an increase in other revenues of $273 million, which was principally due to an increase in MetLife Bank loan origination and servicing fees of $271 million related to acquisitions in 2008 and income from counterparties on collateral pledged in 2008 of $6 million, partially offset by a $4 million reduction in revenue on COLI policies.

Net investment income decreased by $109 million, or 45%, to $135 million for the three months ended June 30, 2009 from $244 million for the comparable 2008 period. Management attributes $173 million of this change to a decrease in yields, partially offset by an increase of $64 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. Net investment income, excluding MetLife Bank, decreased $153 million, mainly due to reduced yields on fixed maturity securities, cash, cash equivalents, and short-term investments, and real estate joint ventures, partially offset by a decrease in investment expense related to securities lending cost of funds expense. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in short-term investment yields was primarily attributable to declining short-term interest rates. The decrease in yields and the negative returns in the second quarter of 2009 realized on real estate joint ventures was primarily from continued declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. This decrease in yields was partially offset by a higher asset base, primarily within fixed maturity securities excluding securities lending related to the investment of proceeds from the sale of common stock in October 2008 partially offset by repurchases of outstanding common stock throughout 2008 and the reduction of commercial paper outstanding. Net investment income on MetLife Bank increased by $44 million primarily due to increased interest income on consumer loans related to mortgage loan production primarily from acquisitions in 2008. This increase in the net investment income of MetLife Bank was partially offset by discontinued participation in the securities lending program.

Premiums decreased by $8 million as a result of an increase in indemnity reinsurance on certain run-off products. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $220 million, or 53%, to $636 million for the three months ended June 30, 2009 from $416 million for the comparable 2008 period.

Corporate expenses were higher by $242 million primarily due to higher MetLife Bank costs of $210 million for compensation, rent, and mortgage loan origination and servicing expenses primarily related to operations acquired in 2008, higher post employment related costs of $16 million in the current period associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative and higher deferred compensation expenses of $9 million. Corporate expenses also increased as a result of higher corporate support expenses of $7 million, which included consultant fees, banking fees, rent, advertising, and information technology costs. Interest expense was higher by $3 million due to the issuance of senior notes in March 2009 and May 2009, and the issuance of junior subordinated debt securities in April 2008, partially offset by rate reductions on variable rate collateral financing arrangements in 2008 and the reduction of commercial paper outstanding. Interest credited on bank deposits increased by $1 million at MetLife Bank due to higher bank deposit balances, partially offset by lower interest rates. Interest on uncertain tax positions was lower by $11 million as a result of a decrease in published Internal Revenue Service (“IRS”) interest rates. Policyholder benefits and claims were lower by $10 million primarily as a result of an increase in indemnity reinsurance on certain run-off products. Legal costs were lower by $5 million primarily due to prior year asbestos insurance costs of $4 million and a decrease in other legal fees of $1 million. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008 — Corporate & Other

Loss from Continuing Operations

Loss from continuing operations increased by $244 million to a loss of $331 million for the six months ended June 30, 2009 from $87 million for the comparable 2008 period.

Net investment losses increased by $69 million, net of income tax, to a loss of $111 million, net of income tax, for the six months ended June 30, 2009 from a loss of $42 million, net of income tax, for the comparable 2008 period. The increase in net investment losses was primarily due to increased losses on certain foreign currency transactions, fixed maturity securities OTTI, other limited partnership interests, equity securities, and real estate joint ventures, partially offset by decreased losses on freestanding derivatives and increased gains on the sale of fixed maturity securities. The increase in losses attributable to certain foreign currency transactions of $89 million, net of income tax, was due to the weakening of the U.S Dollar. The increase in losses on other limited partnerships of $69 million, net of income tax, as well as the increase in losses on real estate and real estate joint ventures of $9 million, net of income tax, was principally due to higher impairments on cost method investments resulting from deterioration in value due to volatility in real estate, equity and credit markets and from weakening of real estate market fundamentals. These investments experienced a reduction in net asset values due to the revaluation of the underlying portfolio companies. The underlying valuations of the portfolio companies have decreased due to the current economic environment. The increase in fixed maturity securities OTTI credit losses of $79 million, net of income tax, and equity securities losses of $68 million, net of income tax, was attributable to an increase in impairments across several industries due to increased financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments of the issuer, including impairments on perpetual hybrid securities as a result of deterioration of the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position. These losses were partially offset by gains of $74 million, net of income tax, on the sale of fixed maturity securities. The decrease in losses on freestanding derivatives of $167 million, net of income tax, was primarily attributable to the impact of the weakening of the U.S. Dollar, which resulted in gains on foreign currency swaps, and rising interest rates, which resulted in gains on interest rate swaps, partially offset improving equity markets which resulted in losses on equity options which were entered into as part of a macro-economic hedging strategy to mitigate the Company’s equity exposure arising from variable annuity guarantees.

Excluding the impact of net investment gains (losses), loss from continuing operations increased by $175 million, compared to the comparable 2008 period.

The increase in loss from continuing operations excluding net investment gains (losses) was primarily attributable to higher corporate expenses, lower net investment income, acquisition-related costs, and lower premiums of $329 million, $206 million, $9 million, and $8 million, respectively, each of which were net of income tax. This increase was partially offset by higher other revenues, lower interest expense, lower legal costs, lower policyholder benefits and claims, and lower interest on uncertain tax positions of $343 million, $15 million, $15 million, $14 million and $10 million, respectively, each of which were net of income tax. Tax benefits decreased by $19 million over the comparable 2008 period due to the actual and the estimated tax rate allocated to the various segments, as well as the ratio of tax preference items to income before income tax on an annualized basis.

Revenues

Total revenues, excluding net investment gains (losses), increased by $199 million, or 37%, to $740 million for the six months ended June 30, 2009 from $541 million for the comparable 2008 period.

This increase was primarily due to an increase in other revenues of $528 million, which was principally due to an increase in MetLife Bank loan origination and servicing fees of $526 million related to operations acquired in 2008 and income from counterparties on collateral pledged in 2008 of $10 million, partially offset by an $8 million reduction in revenue on COLI policies.

Net investment income decreased by $317 million, or 63%, to $184 million for the six months ended June 30, 2009 from $501 million for the comparable 2008 period. Management attributes $449 million of this change to a decrease in yields, partially offset by an increase of $132 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. Net investment income, excluding MetLife Bank, decreased $399 million, mainly due to reduced yields on fixed maturity securities, cash, cash equivalents, and short term investments, mortgage loans, other limited partnership interests and real estate joint ventures, partially offset by a decrease in investment expense related to securities lending cost of funds. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including FDIC Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The decrease in short-term investment yields was primarily attributable to declining short-term interest rates. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The reduction in yields and the negative returns realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in yields and the negative returns in the first six months of 2009 realized on real estate joint ventures was primarily from continued declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in capital market factors and deteriorating market conditions which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. This decrease in yields was partially offset by a higher asset base, primarily within fixed maturity securities excluding securities lending, related to the investment of proceeds from the sale of common stock in October 2008 partially offset by repurchases of outstanding common stock throughout 2008 and the reduction of commercial paper outstanding. Net investment income on MetLife Bank increased by $82 million primarily due to increased interest income on consumer loans related to mortgage loan production primarily from acquisitions in 2008. This increase in net investment income of MetLife Bank was partially offset by discontinued participation in the securities lending program.

Premiums decreased by $12 million as a result of an increase in indemnity reinsurance on certain run-off products. Also included as a component of total revenues was the elimination of intersegment amounts which was offset within total expenses.

Expenses

Total expenses increased by $434 million, or 56%, to $1,214 million for the six months ended June 30, 2009 from $780 million for the comparable 2008 period.

Corporate expenses were higher by $506 million primarily due to higher MetLife Bank costs of $401 million for compensation, rent, and mortgage loan origination and servicing expenses primarily related to acquisitions in 2008, higher post employment related costs of $37 million in the current period associated with the implementation of an enterprise-wide cost reduction and revenue enhancement initiative and higher deferred compensation expenses of $31 million. Corporate expenses also increased as a result of higher corporate support expenses of $25 million, which included consultant fees, banking fees, rent, advertising, and information technology costs, and lease impairments of $12 million for Company use space that is currently vacant. Acquisition-related costs were $11 million in the current period. Legal costs were lower by $24 million primarily due to prior year asbestos insurance costs of $14 million and a decrease of $10 million in the current period resulting from the resolution of certain matters. Interest expense was lower by $23 million due to rate reductions on variable rate collateral financing arrangements in 2008 and the reduction of commercial paper outstanding, partially offset by the issuance of senior notes in March 2009 and May 2009 and junior subordinated debt in April 2008. Policyholder benefits and claims were lower by $21 million primarily as a result of an increase in indemnity reinsurance on certain run-off products. Interest on uncertain tax positions was lower by $15 million as a result of a decrease in published IRS interest rates. Also included as a component of total expenses was the elimination of intersegment amounts which were offset within total revenues.

Liquidity and Capital Resources

Overview

Beginning in September 2008, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. Although conditions in the financial markets have stabilized since March 2009, continuing adverse financial market conditions or a recurrence of the stressed conditions that prevailed at the end of 2008 and the beginning of 2009 could significantly affect the Company’s ability to meet liquidity needs and obtain capital. The following discussion supplements the discussion in the 2008 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Extraordinary Market Conditions.”

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, management believes that the Company has ample liquidity and capital resources to meet business requirements under current market conditions. Processes for monitoring and managing liquidity risk, including liquidity stress models, have been enhanced to take into account the extraordinary market conditions, including the impact on policyholder and counterparty behavior, the ability to sell various investment assets and the ability to raise incremental funding from various sources. The Company’s short-term liquidity position (cash and cash equivalents and short-term investments, excluding cash collateral received under the Company’s securities lending program and in connection with derivative instruments that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities) was $14.4 billion and $26.7 billion at June 30, 2009 and December 31, 2008, respectively. A somewhat higher than normal level of short-term liquidity is being maintained to provide additional flexibility to address potential variations in cash needs while credit market conditions remain distressed. Maintaining a higher than normal level of short-term liquidity adversely impacts net investment income. During the first and second quarters of 2009, the Company invested a portion of its short-term liquidity in higher quality, more liquid asset types, including government securities and agency residential mortgage-backed securities. During this extraordinary market environment, management is continuously monitoring and adjusting its liquidity and capital plans for the Holding Company and its subsidiaries in light of changing needs and opportunities. The dislocation in the credit markets has limited the access of financial institutions to long-term debt and hybrid capital. While, in general, yields on benchmark U.S. Treasury securities have been historically low during the current extraordinary market conditions, related spreads on debt instruments, in general, and those of financial institutions, specifically, have been as high as they have been in MetLife’s history as a public company.

Liquidity Needs of the Business.  The liquidity needs of the Company’s insurance businesses did not change materially from the discussion included in the 2008 Annual Report. With respect to the insurance businesses, Individual and Institutional segments tend to behave differently under these extraordinary market conditions. In the Company’s Individual segment, which includes individual life and annuity products, lapses and surrenders occur in the normal course of business in many product areas. These lapses and surrenders have not deviated materially from management expectations during the financial crisis. For the six months ended June 30, 2009, for both fixed and variable annuities, net flows were positive and lapse rates declined.

Within the Institutional segment, the retirement & savings business consists of general account values of $93.6 billion at June 30, 2009. Of that amount, $90.3 billion is comprised of pension closeouts, other fixed annuity contracts without surrender or withdrawal options, as well as global guaranteed interest contracts (“GICs”) that have stated maturities and cannot be put back to the Company prior to maturity. As a result, the surrenders or withdrawals are fairly predictable and even during this difficult environment they have not deviated materially from management expectations. During the six months ended June 30, 2009, policyholder account balances and future policy benefits in the Institutional segment declined by $6.5 billion, related to a decrease of $7.5 billion in the retirement & savings business that resulted from market conditions that were adverse to issuing new global GICs to replace maturities or renewing maturing funding agreements, partially offset by an increase in the outstanding amount of the funding agreement-backed commercial paper program at quarter end.

With regard to Institutional’s retirement & savings liabilities where customers have limited liquidity rights, at June 30, 2009, there were $2.5 billion of funding agreements and global GICs that could be put back to the Company after a period of notice. While the notice requirements vary, the shortest is 15 days and applies to only $0.3 billion of these liabilities. The next shortest notice period is 90 days, which applies to $1.3 billion of these liabilities. The remainder of the notice periods are between 6 and 13 months, so even on the small portion of the portfolio where there is ability to accelerate withdrawal, the exposure is relatively limited. With respect to credit ratings downgrade triggers that permit early termination, $500 million of the retirement & savings liabilities were subject to such triggers. In addition, such early termination payments are subject to 90 day prior notice. Management controls the liquidity exposure that can arise from these various product features.

During the six months ended June 30, 2009, the Company renewed maturing funding agreements with the Federal Home Loan Bank of New York (“FHLB of New York”), primarily replacing shorter term maturities with new agreements for maturities ranging from two to seven years. See “— The Company — Liquidity and Capital Sources — Global Funding Sources” for additional detail on the funding agreements issued to the FHLB of New York and the Federal Home Loan Bank of Boston (“FHLB of Boston”).

At June 30, 2009, the Company held $4,271 million in residential loans held-for-sale, compared with $2,012 million at December 31, 2008, an increase of $2,259 million. As a result of acquisitions completed by MetLife Bank in 2008 and a significant increase in refinancing activity driven by lower interest rates, MetLife Bank has an increased liquidity need to fund mortgage loans that it generally holds for a relatively short period before selling them to one of the government-sponsored enterprises such as Fannie Mae or Freddie Mac. To meet the increased funding requirement, as well as to increase overall liquidity, MetLife Bank has taken increased advantage of collateralized borrowing opportunities with the Federal Reserve Bank of New York and the FHLB of New York. MetLife Bank’s outstanding borrowings from the Federal Reserve Bank of New York’s Discount Window and Term Auction Facility increased to $1.8 billion at June 30, 2009 from $950 million at December 31, 2008, and its liability under outstanding repurchase agreements with the FHLB of New York increased to $3.8 billion at June 30, 2009 from $1.8 billion at December 31, 2008.

During the six months ended June 30, 2009, the Company used $1.2 billion of net cash in operating activities, compared to net cash provided by operating activities of $5.4 billion during the six months ended June 30, 2008. Cash flows from operations represent net income earned adjusted for non-cash charges and changes in operating assets and liabilities. For the six months ended June 30, 2009, cash flows from operations include the impact of the Company entering the mortgage origination and servicing business in the latter part of 2008 discussed above, resulting in a reduction of operating cash flows of $2.8 billion as a result of growth within the quarter in net residential loans held-for-sale and mortgage servicing rights compared with no impact for the six months ended June 30, 2008. Cash flows from operations also reflected a loss of $2.0 billion for the six months ended June 30, 2009 compared with a profit of $1.7 billion for the six months ended June 30, 2008. Excluding the impact from the mortgage origination and servicing business and from the net loss for the period, the Company’s net cash provided by operating activities was $3.6 billion for the six months ended June 30, 2009. See “— The Company — Liquidity and Capital Uses — Consolidated Cash Flows” for additional information.

Securities Lending.  Under the Company’s securities lending program, blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks, and the Company receives cash collateral from the borrower, which must be returned to the borrower when the loaned securities are returned to the Company. The Company was liable for cash collateral under its control of $21.5 billion and $23.3 billion at June 30, 2009 and December 31, 2008, respectively. Based upon present market conditions, management anticipates the securities lending program will be maintained in the $18 billion to $25 billion range. For further detail on the securities lending program and the related liquidity needs, see “— Investments — Securities Lending.”

Internal Asset Transfers.  MetLife employs an internal asset transfer process that allows for the sale of securities among the business portfolio segments for the purposes of efficient asset/liability matching. The execution of the internally transferred assets is permitted when mutually beneficial to both business segments. The asset is transferred at estimated fair market value with corresponding net investment gains (losses) being eliminated in Corporate & Other.

During the six months ended June 30, 2009, a period of market disruption, internal asset transfers were utilized to preserve economic value for MetLife by transferring assets across business segments instead of selling them to external parties at depressed market prices. Securities with an estimated fair value of $3.7 billion were transferred across business segments in the six months ended June 30, 2009 generating $509 million in net investment losses, principally within Individual and Institutional, with the offset in Corporate & Other’s net investment gains (losses). Transfers of securities out of the securities lending portfolio to other investment portfolios in exchange for cash and short-term investments represented the majority of the internal asset transfers during this period.

Derivatives and Collateral Financing Arrangements.  The Company does not operate a financial guarantee or financial products business with exposures in derivative products that could give rise to extremely large collateral calls. The Company is a net receiver of collateral from counterparties under the Company’s current derivative transactions. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would impact the Company’s derivative collateral requirements by $131 million at June 30, 2009. As a result, the Company does not have significant exposure to any credit ratings dependent liquidity factors resulting from current derivative positions. As discussed under “— The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements,” the Company has been providing, and may be required from time to time to provide, collateral in connection with collateral financing arrangements related to reinsurance of closed block liabilities and universal life secondary guarantee liabilities.

Holding Company.  The Holding Company relies principally on dividends from its subsidiaries to meet its cash requirements. The ability of the Holding Company’s insurance subsidiaries to pay dividends is subject to regulatory restrictions, as described under “— The Holding Company — Liquidity and Capital Sources.” None of the Holding Company’s long-term debt is due before 2011, so there is no near-term refinancing risk. In addition to its fixed obligations, the Holding Company has pledged and may be required to pledge further collateral under collateral support agreements if the estimated fair value of the related derivatives and/or collateral financing arrangements declines. The Holding Company holds significant liquid assets of $4.7 billion at June 30, 2009, compared to $2.7 billion at December 31, 2008. At June 30, 2009, the Holding Company had pledged $532 million of liquid assets under collateral support agreements, compared to $820 million at December 31, 2008.

In April 2009, the Holding Company made a payment of $400 million to an unaffiliated financial institution related to a decline in the estimated fair value of the surplus note issued by MetLife Reinsurance Company of Charleston (“MRC”) pursuant to a collateral financing arrangement. In June 2009, the Holding Company received $400 million from the unaffiliated financial institution as a result of the increase in the estimated fair value of the surplus note since April 2009. See “— The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

In January 2009, the Holding Company paid $360 million to an unaffiliated financial institution pursuant to a collateral financing arrangement providing statutory reserve support for MetLife Reinsurance Company of South Carolina (“MRSC”) associated with its intercompany reinsurance obligations relating to reinsurance of universal life secondary guarantees. All of the $360 million paid by the Holding Company was deposited into a trust securing MRSC’s obligations to the ceding companies. See “— The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

On March 2, 2009, the Company completed the sale of Cova, the parent company of Texas Life, for a purchase price of $134 million, excluding $1 million of transaction costs. The proceeds of the transaction were paid to the Holding Company.

On February 17, 2009, in connection with the successful remarketing of the $1,035 million Series B portion of the junior subordinated debt securities constituting part of the common equity units issued in June 2005, the Holding Company received proceeds of $1,035 million from the settlement of the related stock purchase contracts and delivered 24,343,154 shares of its newly issued common stock. On March 26, 2009, the Holding Company issued $397 million aggregate principal amount of floating-rate senior notes due June 2012 under the FDIC Program.

On May 29, 2009, the Holding Company issued $1,250 million aggregate principal amount of senior notes due June 1, 2016. Interest on the notes accrues at a fixed rate of 6.75%, payable semiannually. See “— The Holding Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings.”

See “— Subsequent Events” for discussion of issuances of junior subordinated debt securities since June 30, 2009.

Capital.  Although the Company has been able to raise new capital during the difficult market conditions prevailing since the second half of 2008, the increase in credit spreads experienced since the second half of 2008 has resulted in an increase in the cost of new debt capital. As a result of reductions in interest rates, the Company’s interest expense and dividends on floating rate securities has been lower; however, the increase in the Company’s credit spreads since the second half of 2008 has caused the Company’s letter of credit fees to increase.

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

The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or other parent entities is constrained by the amount of surplus we hold to maintain our ratings and provide an additional margin for risk protection and invest in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval.

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

The Company’s financial strength ratings for its domestic life insurance companies are “AA-/Aa2/AA/A+” for Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”), and A.M. Best Company (“A.M. Best”), respectively. The Company’s long-term senior debt credit ratings are “A-/A2/A/a-” for S&P, Moody’s, Fitch, and A.M. Best, respectively. The Company’s ratings outlooks are “Negative/Negative/Negative/Stable” for S&P, Moody’s, Fitch, and A.M. Best, respectively.

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

Cash Flows from Investments.  The Company’s principal cash inflows from its investment activities come from repayments of principal, proceeds from maturities, sales of invested assets and net investment income. The primary liquidity concerns with respect to these cash inflows are the risk of default by debtors and market volatilities. The Company closely monitors and manages these risks through its credit risk management process. Since the latter half of 2008, the Company has held a higher short-term liquidity position in response to the extraordinary market conditions. The Company’s short-term liquidity position, defined as cash, cash equivalents and short-term investments excluding both cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and collateral received from counterparties in connection with derivative instruments, was $14.4 billion and $26.7 billion at June 30, 2009 and December 31, 2008, respectively. See “— Investments — Current Environment.”

Liquid Assets.  An integral part of the Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities; (ii) cash collateral received from counterparties in connection with derivative instruments; (iii) cash, cash equivalents, short-term investments and securities on deposit with regulatory agencies; and (iv) securities held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements. At June 30, 2009 and December 31, 2008, the Company had $144.5 billion and $141.7 billion in liquid assets, respectively. For further discussion of invested assets on deposit with regulatory agencies, held in trust in support of collateral financing arrangements and pledged in support of debt and funding agreements, see “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.”

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

During the turbulent market conditions that began in 2008 and continued through the second quarter of 2009, the Company has had available to it various means of short- and long-term financing, including certain economic stabilization programs established by various government institutions.

•	MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) each have commercial paper programs. Depending on market conditions, we may issue shorter maturities than we would otherwise like. The commercial paper markets have effectively closed to certain issuers, depending upon their ratings.

•	The Federal Reserve Bank of New York’s Commercial Paper Funding Facility (“CPFF”) is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to rollover their maturing commercial paper. MetLife Short Term Funding LLC, the issuer of commercial paper under a program supported by funding agreements issued by MLIC and MetLife Insurance Company of Connecticut (“MICC”), was accepted in October 2008 for the CPFF and may issue a maximum amount of $3.8 billion under the CPFF. At June 30, 2009 MetLife Short Term Funding LLC had no drawdown under its CPFF capacity, compared to $1,650 million at December 31, 2008. MetLife Funding was accepted in November 2008 for the CPFF and may issue a maximum amount of $1 billion under the CPFF. No drawdown by MetLife Funding has taken place under this facility at June 30, 2009.

•	MetLife Bank is a depository institution that is approved to use the Federal Reserve Bank of New York Discount Window borrowing privileges and participate in the Federal Reserve Bank of New York Term Auction Facility. In order to utilize these facilities, MetLife Bank has pledged qualifying loans and investment securities to the Federal Reserve Bank of New York as collateral. At June 30, 2009 and December 31, 2008, MetLife Bank’s liability for advances from the Federal Reserve Bank of New York under these facilities was $1.8 billion and $950 million, respectively, which is included in short-term debt. The Company did not participate in these programs during the six months ended June 30, 2008. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

•	As a member of the FHLB of New York, MetLife Bank has entered into repurchase agreements with FHLB of New York on both short- and long-term bases, with a total liability for repurchase agreements with the FHLB of New York of $3.8 billion and $1.8 billion at June 30, 2009 and December 31, 2008, respectively. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

•	MetLife, Inc. and MetLife Bank have elected to continue to participate in the debt guarantee component of the FDIC Program. On March 26, 2009, MetLife, Inc. issued $397 million aggregate principal amount of floating-rate senior notes due June 2012 under the FDIC Program, representing all MetLife, Inc.’s capacity under the FDIC Program. MetLife Bank may issue up to $178 million of guaranteed debt under the FDIC Program. Unless extended, the FDIC Program will not apply to debt issued after October 31, 2009.

•	In addition, the Company had obligations under funding agreements with the Federal Home Loan Bank of New York (“FHLB of NY”) of $14.9 billion and $15.2 billion at June 30, 2009 and December 31, 2008, respectively, for MLIC and with the FHLB of Boston of $325 million and $526 million at June 30, 2009 and December 31, 2008, respectively, for MICC. The FHLB of Boston had also advanced $300 million to MICC at December 31, 2008, which was included in short-term debt. There were no such advances at June 30, 2009. In the current market environment, the Federal Home Loan Bank system has demonstrated its commitment to provide funding to its members especially through these stressful market conditions. Management expects the renewal of these funding resources. During the six months ended June 30, 2009, the Company renewed maturing funding agreements with the FHLB-NY, replacing shorter term maturities with new agreements for maturities ranging from 2 to 7 years. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.

At June 30, 2009 and December 31, 2008, the Company had outstanding $4.8 billion and $2.7 billion in short-term debt, respectively, and $12.9 billion and $9.7 billion in long-term debt, respectively. At June 30, 2009 and December 31, 2008, the Company had outstanding $5.3 billion and $5.2 billion in collateral financing arrangements, respectively, and $2.7 billion and $3.8 billion in junior subordinated debt, respectively. Short-term and long-term debt include the above-mentioned MetLife Bank funding from the Federal Reserve Bank of New York and the FHLB of NY, as well as the above-mentioned advances from the FHLB of Boston.

Debt Issuances and Other Borrowings.  For information on debt issuances and other borrowings entered into by the Company, see “— The Holding Company — Liquidity and Capital Sources — Debt Issuances and Other Borrowings.”

Collateral Financing Arrangements.  For information on collateral financing arrangements entered into by the Company, see “— The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements.”

Credit Facilities.  The Company maintains committed and unsecured credit facilities aggregating $3.2 billion at June 30, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities can be used for general corporate purposes and, at June 30, 2009, $2.9 billion of the facilities also served as back-up lines of credit for the Company’s commercial paper programs. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these credit facilities were $14 million and $30 million for the three months and six months ended June 30, 2009, respectively, and $1 million and $3 million for the three months and six months ended June 30, 2008, respectively. Information on these credit facilities at June 30, 2009 is as follows:

				Letter of
				Credit		Unused
Borrower(s)	Expiration		Capacity	Issuances	Drawdowns	Commitments
			(In millions)

MetLife, Inc. and MetLife Funding, Inc.	June 2012	(1)	$2,850	$534	$—	$2,316
MetLife Bank, N.A	July 2009		300	—	—	300

Total			$3,150	$534	$—	$2,616

(1)	Proceeds are available to be used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013.

Committed Facilities.  The Company maintains committed facilities aggregating $11.5 billion at June 30, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities are used for collateral for certain of the Company’s reinsurance liabilities. These facilities contain various administrative, reporting, legal and financial covenants, including a requirement for the Company to maintain a specified minimum consolidated net worth. Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations.

Total fees associated with these committed facilities were $14 million and $25 million for the three months and six months ended June 30, 2009, respectively, and $4 million and $7 million for the three months and six months ended June 30, 2008, respectively. Information on committed facilities at June 30, 2009 is as follows:

			Letter of
			Credit		Unused	Maturity
Account Party/Borrower(s)	Expiration	Capacity	Issuances	Drawdowns	Commitments	(Years)
		(In millions)

MetLife, Inc.	August 2009 (1)	$500	$500	$—	$—	—
Exeter Reassurance Company Ltd., MetLife, Inc., & Missouri Reinsurance (Barbados), Inc.	June 2016 (2)	500	490	—	10	7
Exeter Reassurance Company Ltd.	December 2027 (3)	650	410	—	240	18
MetLife Reinsurance Company of South Carolina & MetLife, Inc.	June 2037	3,500	—	2,797	703	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	December 2037 (3)	2,896	1,421	—	1,475	28
MetLife Reinsurance Company of Vermont & MetLife, Inc.	September 2038 (3)	3,500	1,261	—	2,239	29

Total		$11,546	$4,082	$2,797	$4,667

(1)	On July 31, 2009, MetLife, Inc. entered into an agreement to extend the availability of $300 million of this committed facility to August 2010.

(2)	Letters of credit and replacements or renewals thereof issued under this facility of $280 million, $10 million and $200 million are set to expire no later than December 2015, March 2016 and June 2016, respectively.

(3)	The Holding Company is a guarantor under this agreement.

Letters of Credit.  At June 30, 2009, the Company had outstanding $4.7 billion in letters of credit from various financial institutions, of which $4.1 billion and $534 million were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Company’s actual future cash funding requirements.

Covenants.  Certain of the Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Company believes it is in compliance with all covenants at June 30, 2009.

Liquidity and Capital Uses

Debt Repayments.  During the six months ended June 30, 2009 and 2008, MetLife Bank made repayments of $120 million and $171 million, respectively, to the FHLB of NY related to long-term borrowings. During the six months ended June 30, 2009, MetLife Bank made repayments of $16 billion to the FHLB of NY and $8.1 billion to the Federal Reserve Bank of New York related to short-term borrowings. During the six months ended June 30, 2009, MICC made repayments of $300 million to the FHLB of Boston related to short-term borrowings.

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

Securities Lending.  The Company participates in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company was liable for cash collateral under its control of

$21.5 billion and $23.3 billion at June 30, 2009 and December 31, 2008, respectively. During the unprecedented market disruption since mid-September 2008, the demand for securities loans from the Company’s counterparties has decreased. The volume of securities lending has decreased in line with reduced demand from counterparties and reduced trading capacity of certain segments of the fixed income securities market. See “— Overview” and ‘‘— Investments — Securities Lending” for further information.

Contractual Obligations.  The following table summarizes the Company’s major contractual obligations at June 30, 2009:

					More Than
				More Than	Three Years
				One Year and	and Less
			Less Than	Less Than	Than Five	More Than
Contractual Obligations		Total	One Year	Three Years	Years	Five Years
		(In millions)

Future policy benefits	(1)	$301,362	$7,139	$10,838	$11,600	$271,785
Policyholder account balances	(2)	205,328	33,137	30,556	24,533	117,102
Other policyholder liabilities	(3)	6,137	6,137	—	—	—
Short-term debt	(4)	4,757	4,757	—	—	—
Long-term debt	(4)	21,198	1,290	3,469	2,668	13,771
Collateral financing arrangements	(4)	7,656	97	194	193	7,172
Junior subordinated debt securities	(4)	8,462	205	409	409	7,439
Payables for collateral under securities loaned and other transactions	(5)	24,607	24,607	—	—	—
Commitments to lend funds	(6)	7,619	7,528	66	5	20
Operating leases	(7)	2,056	286	437	298	1,035
Other	(8)	11,001	10,622	6	2	371

Total		$600,183	$95,805	$45,975	$39,708	$418,695

(1)	Future policyholder benefits include liabilities related to traditional whole life policies, term life policies, closeout and other group annuity contracts, structured settlements, master terminal funding agreements, single premium immediate annuities, long-term disability policies, individual disability income policies, LTC policies and property and casualty contracts. Included within future policyholder benefits are contracts where the Company is currently making payments and will continue to do so until the occurrence of a specific event such as death, as well as those where the timing of a portion of the payments has been determined by the contract. Also included are contracts where the Company is not currently making payments and will not make payments until the occurrence of an insurable event, such as death or illness, or where the occurrence of the payment triggering event, such as a surrender of a policy or contract, is outside the control of the Company. The Company has estimated the timing of the cash flows related to these contracts based on historical experience, as well as its expectation of future payment patterns.

Liabilities related to accounting conventions, or which are not contractually due, such as shadow liabilities, excess interest reserves and property and casualty loss adjustment expenses, of $463 million have been excluded from amounts presented in the table above.

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

The sum of the estimated cash flows shown for all years in the table of $301.4 billion exceeds the liability amount of $132.8 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date.

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

Excess interest reserves representing purchase accounting adjustments of $625 million have been excluded from amounts presented in the table above as they represent an accounting convention and not a contractual obligation.

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

The sum of the estimated cash flows shown for all years in the table of $205.3 billion exceeds the liability amount of $147.9 billion included on the consolidated balance sheet principally due to the time value of money, which accounts for at least 80% of the difference, as well as differences in assumptions between the date the liabilities were initially established and the current date. See the comments under footnote 1 regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policyholder benefits and policyholder account balances. See also “— Overview.”

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

Long-term debt bears interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at June 30, 2009 and, as such, does not consider the impact of future rate movements. Long-term debt also includes payments under capital lease obligations of $8 million, $4 million, $1 million and $28 million, in the less than one year, one to three years, three to five years and more than five years categories, respectively.

Collateral financing arrangements bear interest at fixed and variable interest rates through their respective maturity dates. Interest on fixed rate debt was computed using the stated rate on the obligations through maturity. Interest on variable rate debt is computed using prevailing rates at June 30, 2009 and, as such, does not consider the impact of future rate movements. Pursuant to these collateral financing arrangements, the Holding Company may be required to deliver cash or pledge collateral to the respective unaffiliated financial institutions. See “— Holding Company — Global Funding Sources.”

Junior subordinated debt securities bear interest at fixed interest rates through their respective redemption dates. Interest was computed using the stated rates on the obligations through the scheduled redemption dates as it is the Company’s expectation that the debt will be redeemed at that time. Inclusion of interest payments on junior subordinated debt through the final maturity dates would increase the contractual obligation by $4.1 billion.

(5)	The Company has accepted cash collateral in connection with securities lending and derivative transactions. As the securities lending transactions expire within the next year or the timing of the return of the collateral is uncertain, the return of the collateral has been included in the less than one year category in the table above. The Company also holds non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $435 million at June 30, 2009.

(6)	The Company commits to lend funds under mortgage loans, partnerships, bank credit facilities, bridge loans and private corporate bond investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration date of the commitment. As it relates to commitments to lend funds to partnerships and under bank credit facilities, the Company anticipates that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the less than one year category in the table above. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the less than one year category in the table above. See “— Off-Balance Sheet Arrangements.”

(7)	As a lessee, the Company has various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those leases obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations. See “— Off-Balance Sheet Arrangements.”

(8)	Other includes those other liability balances which represent contractual obligations, as well as other miscellaneous contractual obligations of $11 million not included elsewhere in the table above. Other liabilities presented in the table above are principally comprised of amounts due under reinsurance arrangements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, the estimated fair value of forward stock purchase contracts, as well as general accruals and accounts payable due under contractual obligations. If the timing of any of the other liabilities is sufficiently uncertain, the amounts are included within the less than one year category.

The other liabilities presented in the table above differs from the amount presented in the consolidated balance sheet by $3.7 billion due primarily to the exclusion of items such as legal liabilities, pension and postretirement benefit obligations, taxes due other than income tax, unrecognized tax benefits and related accrued interest, accrued severance and employee incentive compensation and other liabilities such as deferred gains and losses. Such items have been excluded from the table above as they represent accounting conventions or are not liabilities due under contractual obligations.

The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. Rather, the amounts presented represent the discretionary contributions of $72 million, based on the current year’s expected gross benefit payments to participants, to be made by the Company to the postretirement benefit plans during 2009. Virtually all contributions to the pension and postretirement benefit plans are made by the insurance subsidiaries of the Holding Company with little impact on the Holding Company’s cash flows.

Excluded from the table above are unrecognized tax benefits and accrued interest of $768 million and $182 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

See also “— Off-Balance Sheet Arrangements.”

Separate account liabilities are excluded from the table above. Generally, the separate account owner, rather than the Company, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to the claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are fully offset by corresponding amounts credited to contractholders whose liability is reflected with the separate account liabilities. Separate account liabilities are fully funded by cash flows from the separate account assets and are set equal to the estimated fair value of separate account assets as prescribed by SOP 03-1 Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).

The Company also enters into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to its consolidated results of operations or financial position at June 30, 2009.

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

Consolidated Cash Flows.  Net cash used in operating activities was $1.2 billion for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $5.4 billion for the six months ended June 30, 2008. Accordingly, net cash provided by operating activities decreased by $6.6 billion for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Cash flows from operations represent net income earned adjusted for non-cash charges and changes in operating assets and liabilities. Net income for the six months ended June 30, 2009 was a loss of $2.0 billion as compared to a profit of $1.7 billion for the six months ended June 30, 2008. Accordingly, the decrease in net income contributed $3.7 billion of the $6.6 billion decrease in net cash provided by operating activities for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Also, for the six months ended June 30, 2009, cash flows from operations includes the impact of the Company entering the mortgage origination and servicing business in the latter part of 2008, resulting in a reduction of operating cash flows of $2.8 billion due to growth for the six months ended June 30, 2009 in net residential loans held-for-sale and mortgage servicing rights compared with no impact for the six months ended June 30, 2008. Excluding the impacts of changes in net income and the mortgage origination and servicing business, the Company’s net cash provided by operating activities was $3.6 billion for the six months ended June 30, 2009 compared with $3.7 billion for the six months ended June 30, 2008. The net cash generated from operating activities is used to meet the Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations are affected by the timing of receipt of premiums and other revenues, as well as the payment of the Company’s insurance liabilities.

Net cash used in financing activities was $1.0 billion for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $7.5 billion for the six months ended June 30, 2008. Accordingly, net cash provided by financing activities decreased by $8.5 billion for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Since the third quarter of 2008, the Company has reduced securities lending activities in line with market conditions, which resulted in a decrease of $1.8 billion in the cash collateral received in connection with the securities lending program for the six months ended June 30, 2009, compared to a $1.6 billion increase for the six months ended June 30, 2008. The Company also experienced a $4.7 billion decrease in cash collateral received under derivatives transactions for the six months ended June 30, 2009 compared to an increase of $0.2 billion for the six months ended June 30, 2008. The cash collateral received under derivatives transactions is invested in cash, cash equivalents and other short-term investments, and the reduction in cash collateral received therefore contributed in part to the decrease in the liquid assets. Primarily as a result of unfavorable market conditions for the issuance of funding agreements and funding agreement-backed notes (Global GIC) contracts, net cash flows from policyholder account balances were relatively flat for the six months ended June 30, 2009 compared to a net increase of $6.1 billion during the six months ended June 30, 2008. Partially offsetting these decreases in cash flow from financing activities, short-term debt increased by $2.1 billion during the six months ended June 30, 2009 compared with no material change in the six months ended June 30, 2008. The increase in short-term debt primarily reflected MetLife Bank’s borrowings from the FHLB of NY and the Federal Reserve Bank of New York to fund the increase in the mortgage origination and servicing business mentioned above. Also during the six months ended June 30, 2009, there was a net issuance of long-term debt of $2.1 billion compared to $0.8 billion issuance of junior subordinated debt in the six months ended June 30, 2008. The Company made a payment of $400 million to an unaffiliated financial institution related to a decline in the estimated fair value of a surplus note issued by MRC in January 2009 and also received $400 million from the unaffiliated financial institution as a result of the increase in the estimated fair value of the surplus note at June 30, 2009. Finally, in order to strengthen its capital base, during the six months ended June 30, 2009, the Company issued $1.0 billion of common stock and did not repurchase any of its common stock under its common stock repurchase programs as compared to no common stock issuance and $1.3 billion of repurchases of its common stock during the six months ended June 30, 2008.

Net cash used in investing activities was $8.9 billion and $9.5 billion for the six months ended June 30, 2009 and 2008, respectively. Accordingly, net cash used in investing activities decreased by $0.6 billion for the six months ended June 30, 2009 as compared to six months ended June 30, 2008. The net cash used in investing activities in the six months ended June 30, 2009 corresponded with a net decrease of $11.0 billion in cash and cash equivalents in the same period, reflecting the Company’s effort to redeploy the elevated level of cash and cash equivalents accumulated at year-end 2008 in response to extraordinary market conditions. The net cash used in investing activities in the six months ended June 30, 2009 was primarily composed of net purchases of $15.3 billion of fixed maturity securities, partly offset by a net reduction of $5.8 billion in short term investments. In the comparable 2008 period, cash and cash equivalents increased by $3.4 billion and there was a net reduction of $0.7 billion in short term investments. Of the net cash used in investing activities in the six months ended June 30, 2008, a little over half was used for net purchases of fixed maturity securities and the rest was spread across various asset classes.

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

Liquidity and Capital Sources

Dividends.  The primary source of the Holding Company’s liquidity is dividends it receives from its insurance subsidiaries. The Holding Company’s insurance subsidiaries are subject to regulatory restrictions on the payment of dividends imposed by the regulators of their respective domiciles. The dividend limitation for U.S. insurance subsidiaries is generally based on the surplus to policyholders at the immediately preceding calendar year and statutory net gain from operations for the immediately preceding calendar year. Statutory accounting practices, as prescribed by insurance regulators of various states in which the Company conducts business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, reserve calculation assumptions, goodwill and surplus notes. Management of the Holding Company cannot provide assurances that the Holding Company’s insurance subsidiaries will have statutory earnings to support payment of dividends to the Holding Company in an amount sufficient to fund its cash requirements and pay cash dividends and that the applicable insurance departments will not disapprove any dividends that such insurance subsidiaries must submit for approval.

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

Liquid Assets.  An integral part of the Holding Company’s liquidity management is the amount of liquid assets it holds. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities. Liquid assets exclude cash collateral received under the Company’s securities lending program that has been reinvested in cash, cash equivalents, short-term investments and publicly-traded securities. At June 30, 2009 and December 31, 2008, the Holding Company had $4.7 billion and $2.7 billion in liquid assets, respectively. In addition to its other fixed obligations, the Holding Company has and may be required to pledge further collateral under collateral support agreements if the estimated fair value of the related derivatives and/or collateral financing arrangements declines. At June 30, 2009, the Holding Company had pledged $532 million of liquid assets under collateral support agreements as described in “— Investments — Assets on Deposit, Held in Trust and Pledged as Collateral.” At December 31, 2008, the Holding Company had pledged $820 million of liquid assets under collateral support agreements.

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

At June 30, 2009 and December 31, 2008, the Holding Company had $0 and $300 million in short-term debt outstanding, respectively. At June 30, 2009 and December 31, 2008, the Holding Company had $10.5 billion and $7.7 billion of unaffiliated long-term debt outstanding, respectively. At both June 30, 2009 and December 31, 2008, the Holding Company had $500 million of affiliated long-term debt outstanding. At June 30, 2009 and December 31, 2008, the Holding Company had $1.2 billion and $2.3 billion of junior subordinated debt securities outstanding, respectively. At June 30, 2009 and December 31, 2008, the Holding Company had $2.8 billion and $2.7 billion in collateral financing arrangements outstanding, respectively.

Debt Issuances and Other Borrowings.  On May 29, 2009, the Holding Company issued $1,250 million senior notes due June 1, 2016. The notes bear interest at a fixed rate of 6.75%, payable semiannually. In connection with the offering, the Holding Company incurred $6 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized over the term of the notes.

In March 2009, the Holding Company issued $397 million aggregate principal amount of floating rate senior notes due June 2012 under the FDIC Program. The notes bear interest at a rate equal to three-month LIBOR, reset quarterly, plus 0.32%. In connection with the offering, the Holding Company incurred $15 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the effective interest method over the term of the notes.

On February 17, 2009, the Holding Company closed the successful remarketing of the Series B portion of the junior subordinated debt securities constituting part of its common equity units issued in June 2005. The common equity units consisted of a debt security and a stock purchase contract under which the holders of the units would be required to purchase common stock. The remarketing of the Series A portion of the junior subordinated debt securities and the associated stock purchase contract settlement occurred in August 2008. In the February 2009 remarketing, the Series B junior subordinated debt securities were modified as permitted by their terms to be 7.717% senior debt securities Series B, due February 15, 2019. The Holding Company did not receive any proceeds from the remarketing. Most common equity unit holders chose to have their junior subordinated debt securities remarketed and used the remarketing proceeds to settle their payment obligations under the stock purchase contracts. For those common equity unit holders that elected not to participate in the remarketing and elected to use their own cash to satisfy the payment obligations under the stock purchase contracts, the terms of the debt they received are the same as the terms of the remarketed debt. The subsequent settlement of the stock purchase contracts provided proceeds to the Holding Company of $1,035 million in exchange for shares of the Holding Company’s common stock. The Holding Company delivered 24,343,154 shares of its newly issued common stock to settle the stock purchase contracts on February 17, 2009.

See “— Subsequent Events” for discussion of issuances of junior subordinated debt securities since June 30, 2009.

Collateral Financing Arrangements.  As described more fully in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements:

•	In December 2007, the Holding Company, in connection with the collateral financing arrangement associated with MRC’s reinsurance of the closed block liabilities, entered into an agreement with an unaffiliated financial institution that referenced the $2.5 billion surplus note issued by MRC. Under the agreement, the Holding Company is entitled to the interest paid by MRC on the surplus note of 3-month LIBOR plus 0.55% in exchange for the payment of 3-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below.

Under this agreement, the Holding Company may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus note. Any such payments would be accounted for as a receivable and included under other assets on the Company’s consolidated financial statements and would not reduce the principal amount outstanding of the surplus note. Such payments would reduce the amount of interest payments due from the Holding Company under the agreement. At December 31, 2008, the Company had paid $800 million to the unaffiliated financial institution related to the decline in the estimated fair value of the surplus note. In April 2009, the Holding Company paid $400 million to the unaffiliated financial institution related to a decline in the estimated fair value of the surplus note. In June 2009, the Holding Company received $400 million from the unaffiliated financial institution as a result of the increase in the estimated fair value of the surplus note since April 2009. In addition, the Holding Company had pledged collateral with an estimated fair value of $48 million and $230 million to the unaffiliated financial institution at June 30, 2009 and December 31, 2008, respectively. The Holding Company may also be required to make a payment to the unaffiliated financial institution in connection with any early termination of this agreement.

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

related to any decline in the estimated fair value of the assets held by the trust, as well as amounts outstanding upon maturity or early termination of the collateral financing arrangement. In January 2009, the Holding Company paid $360 million to the unaffiliated financial institution as a result of the decline in the estimated fair value of the assets in the trust. Cumulatively, the Holding Company has contributed $680 million as a result of declines in the estimated fair value of the assets in the trust through June 30, 2009, all of which was deposited into the trust.

In addition, the Holding Company may be required to pledge collateral to the unaffiliated financial institution under this agreement. At June 30, 2009 and December 31, 2008, the Holding Company had pledged $75 million and $86 million under the agreement, respectively.

Credit Facilities.  The Holding Company and MetLife Funding entered into a $2.9 billion credit agreement with various financial institutions, the proceeds of which are available to be used for general corporate purposes, to support their commercial paper programs and for the issuance of letters of credit. All borrowings under the credit agreement must be repaid by June 2012, except that letters of credit outstanding upon termination may remain outstanding until June 2013. Total fees associated with these credit facilities were $14 million and $30 million for the three months and six months ended June 30, 2009, respectively, and $1 million and $3 million for the three months and six months ended June 30, 2008, respectively.

At June 30, 2009, $534 million of letters of credit have been issued under these unsecured credit facilities on behalf of the Holding Company.

Management has no reason to believe that its lending counterparties are unable to fulfill their respective contractual obligations. See “— The Company — Liquidity and Capital Sources — Credit Facilities.”

Committed Facilities.  The Holding Company maintains committed facilities aggregating $11.5 billion at June 30, 2009. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements. The facilities are used for collateral for certain of the Company’s reinsurance liabilities. Management has no reason to believe that its lending counterparties are unable to fulfill their contractual obligations. See “— The Company — Liquidity and Capital Sources — Committed Facilities.”

Letters of Credit.  At June 30, 2009, the Holding Company had outstanding $1.0 billion in letters of credit from various financial institutions, of which $500 million and $534 million were part of committed and credit facilities, respectively. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect the Holding Company’s actual future cash funding requirements.

Covenants.  Certain of the Holding Company’s debt instruments, credit facilities and committed facilities contain various administrative, reporting, legal and financial covenants. The Holding Company believes it is in compliance with all covenants at June 30, 2009.

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

Information on the declaration, record and payment dates, as well as per share and aggregate dividend amounts, for the Holding Company’s Floating Rate Non-Cumulative Preferred Stock, Series A and 6.50% Non-Cumulative Preferred Stock, Series B is as follows for the six months ended June 30, 2009 and 2008:

			Dividend
			Series A	Series A	Series B	Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)

May 15, 2009	May 31, 2009	June 15, 2009	$0.2555555	$7	$0.4062500	$24
March 5, 2009	February 28, 2009	March 16, 2009	$0.2500000	6	$0.4062500	24

				$13		$48

May 15, 2008	May 31, 2008	June 16, 2008	$0.2555555	$7	$0.4062500	$24
March 5, 2008	February 29, 2008	March 17, 2008	$0.3785745	9	$0.4062500	24

				$16		$48

Affiliated Capital Transactions.  During the six months ended June 30, 2009 and 2008, the Holding Company invested an aggregate of $755 million and $788 million, respectively, in various subsidiaries.

The Holding Company lends funds, as necessary, to its subsidiaries, some of which are regulated, to meet their capital requirements. Such loans are included in loans to subsidiaries and consisted of the following at:

Subsidiaries	Interest Rate	Maturity Date	June 30, 2009	December 31, 2008
			(In millions)

Metropolitan Life Insurance Company	3-month LIBOR + 1.15%	December 31, 2009	$700	$700
Metropolitan Life Insurance Company	7.13%	December 15, 2032	400	400
Metropolitan Life Insurance Company	7.13%	January 15, 2033	100	100

Total			$1,200	$1,200

Share Repurchases.  At June 30, 2009, the Company had $1,261 million remaining on the April 2008 and January 2008 common stock repurchase authorizations. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

Support Agreements.  The Holding Company is party to various capital support commitments and guarantees with certain of its subsidiaries and a corporation in which it owns 50% of the equity. Under these arrangements, the Holding Company has agreed to cause each such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. See the 2008 Annual Report for a description of various support arrangements of the Holding Company.

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

Holding Company Cash Flows.  Net cash provided by operating activities was $88 million and $421 million for the six months ending June 30, 2009 and 2008, respectively. Accordingly, net cash provided by operating activities decreased by $333 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The net cash generated from operating activities is used to meet the Holding Company’s liquidity needs, such as debt and dividend payments, and provides cash available for investing activities. Cash flows from operations represent net income earned adjusted for non-cash charges and changes in operating assets and liabilities. The 2008 and 2009 operating activities included net income and earnings from subsidiaries, and changes in current assets and liabilities.

Net cash provided by financing activities was $2.4 billion for the six months ended June 30, 2009 compared to $1.6 billion of net cash used for the six months ended June 30, 2008. Accordingly, net cash provided by financing activities increased by $4.0 billion for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. During the six months ended June 30, 2009, there was a net issuance of $1.6 billion of long-term debt compared to no net issuance in the comparable period of the prior year. Also, in order to strengthen its capital base, during the six months ended June 30, 2009, the Holding Company did not repurchase any of its common stock under its common stock repurchase programs as compared to the Holding Company repurchasing $1.3 billion of its common stock in the comparable period of the prior year. In addition, the Holding Company issued $1.0 billion of common stock compared with no issuance during the six months ended June 30, 2008. An increase in securities lending activity during the six months ended June 30, 2009 contributed an increase of $102 million to the Holding Company’s cash flows from financing activities compared to a decrease of $322 million in cash flows from financing activities from securities lending in the comparable period of the prior year. Partially offsetting these increases in cash flows in the current period, the Holding Company repaid $300 million of short-term debt during the six months ended June 30, 2009, compared with no repayments during the six months ended June 30, 2008. The Holding Company made a payment of $400 million to an unaffiliated financial institution related to a decline in the estimated fair value of a surplus note issued by MRC and also received $400 million from the unaffiliated financial institution as a result of the increase in the estimated fair value of the surplus note at June 30, 2009. Financing activity results relate to the Holding Company’s debt and equity financing activities, as well as changes due to the needs and obligations arising from securities lending and collateral financing arrangements.

Net cash used in investing activities was $2.5 billion for the six months ended June 30, 2009 compared to $745 million of net cash provided by investing activities for the six months ended June 30, 2008. Accordingly, net cash provided by investing activities decreased by $3.3 billion for the six months ended June 30, 2009 compared to the prior period. Net purchases of fixed maturity securities in the first six months of 2009 were above the first six months of 2008 activity due to the investment of the net proceeds from the issuance of $1.0 billion in common stock in February 2009 and the issuance of $1.6 billion of long-term debt described above. Investing activity results relate to the Holding Company’s management of its capital and the capital of its subsidiaries, and any business development opportunities. The Holding Company received $134 million for the sale of a subsidiary during the six months ended June 30, 2009 as compared to the use of $202 million related to acquisitions during the six months ended June 30, 2008. The Holding Company also made capital contributions of $667 million to subsidiaries (including $360 million paid pursuant to a collateral financing arrangement providing statutory reserve support for MRSC associated with its intercompany reinsurance obligations relating to reinsurance of universal life secondary guarantees, as described above under “— Collateral Financing Arrangements”) during the six months ended June 30, 2009, compared to $447 million (including $205 million paid pursuant to the collateral financing arrangement related to MRSC) during the six months ended June 30, 2008.

During the six months ended June 30, 2009, the Holding Company paid $61 million in dividends on its Series A and Series B preferred shares.

Subsequent Events

On July 8, 2009, the Holding Company issued $500 million aggregate principal amount of junior subordinated debt securities. The debt securities are scheduled for redemption on August 1, 2039 and the final maturity of the debt securities is August 1, 2069.

On July 14, 2009, the Company announced the combination of its institutional and individual businesses, as well as its auto & home unit into a single U.S. business organization beginning in August 2009.

On August 3, 2009, the date the June 30, 2009 interim condensed consolidated financial statements of MetLife, Inc. were issued, the Company evaluated the recognition and disclosure of subsequent events.

Off-Balance Sheet Arrangements

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amounts of these unfunded commitments were $4.2 billion and $4.5 billion at June 30, 2009 and December 31, 2008, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Mortgage Loan Commitments

The Company has issued interest rate lock commitments on certain residential mortgage loan applications totaling $4.4 billion and $8.0 billion at June 30, 2009 and December 31, 2008, respectively. The Company intends to sell the majority of these originated residential mortgage loans. Interest rate lock commitments to fund mortgage loans that will be held-for-sale are considered derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”), and their estimated fair value and notional amounts are included within interest rate forwards.

The Company also commits to lend funds under certain other mortgage loan commitments that will be held-for-investment. The amounts of these mortgage loan commitments were $2.5 billion and $2.7 billion at June 30, 2009 and December 31, 2008, respectively.

The purpose of the Company’s loan program is to enhance the Company’s total return on its investment portfolio. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $847 million and $971 million at June 30, 2009 and December 31, 2008, respectively. There are no other obligations or liabilities arising from such arrangements that are reasonably likely to become material.

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

Guarantees

During the three months ended June 30, 2009, the Company did not record additional liabilities for indemnities, guarantees and commitments. The Company’s recorded liabilities were $6 million at both June 30, 2009 and December 31, 2008.

Other Commitments

MetLife Insurance Company of Connecticut is a member of the Federal Home Loan Bank of Boston and holds $70 million of common stock of the FHLB of Boston at both June 30, 2009 and December 31, 2008, which is included in equity securities. MICC has also entered into funding agreements with the FHLB of Boston whereby

MICC has issued such funding agreements in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain MICC assets, including residential mortgage-backed securities, to collateralize MICC’s obligations under the funding agreements. MICC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MICC, the FHLB of Boston’s recovery on the collateral is limited to the amount of MICC’s liability to the FHLB of Boston. The amount of the Company’s liability for funding agreements with the FHLB of Boston was $326 million and $526 million at June 30, 2009 and December 31, 2008, respectively, which is included in policyholder account balances. MICC had no advances from the FHLB of Boston at June 30, 2009. At December 31, 2008, MICC had advances of $300 million from the FHLB of Boston with original maturities of less than one year and therefore, such advances were included in short-term debt. These advances and the advances on these funding agreements are collateralized by mortgage-backed securities with estimated fair values of $434 million and $1,284 million at June 30, 2009 and December 31, 2008, respectively.

Metropolitan Life Insurance Company is a member of the FHLB of NY and holds $797 million and $830 million of common stock of the FHLB of NY at June 30, 2009 and December 31, 2008, respectively, which is included in equity securities. MLIC has also entered into funding agreements with the FHLB of NY whereby MLIC has issued such funding agreements in exchange for cash and for which the FHLB of NY has been granted a lien on certain MLIC assets, including residential mortgage-backed securities, to collateralize MLIC’s obligations under the funding agreements. MLIC maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by MLIC, the FHLB of NY’s recovery on the collateral is limited to the amount of MLIC’s liability to the FHLB of NY. The amount of the Company’s liability for funding agreements with the FHLB of NY was $14.9 billion and $15.2 billion at June 30, 2009 and December 31, 2008, respectively, which is included in policyholder account balances. The advances on these agreements are collateralized by mortgage-backed securities with estimated fair values of $17.1 billion and $17.8 billion at June 30, 2009 and December 31, 2008, respectively.

MetLife Bank is a member of the FHLB of NY and holds $187 million and $89 million of common stock of the FHLB of NY at June 30, 2009 and December 31, 2008, respectively, which is included in equity securities. MetLife Bank has also entered into repurchase agreements with the FHLB of NY whereby MetLife Bank has issued repurchase agreements in exchange for cash and for which the FHLB of NY has been granted a blanket lien on certain of MetLife Bank’s residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities to collateralize MetLife Bank’s obligations under the repurchase agreements. MetLife Bank maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The repurchase agreements and the related security agreement represented by this blanket lien provide that upon any event of default by MetLife Bank, the FHLB of NY’s recovery is limited to the amount of MetLife Bank’s liability under the outstanding repurchase agreements. The amount of MetLife Bank’s liability for repurchase agreements entered into with the FHLB of NY was $3.8 billion and $1.8 billion at June 30, 2009 and December 31, 2008, respectively, which is included in long-term debt and short-term debt depending upon the original tenor of the advance. During the six months ended June 30, 2009 and 2008, MetLife Bank received advances related to long-term borrowings totaling $550 million and $170 million, respectively, from the FHLB of NY. MetLife Bank made repayments to the FHLB of NY of $120 million and $171 million related to long-term borrowings for the six months ended June 30, 2009 and 2008, respectively. The advances on the repurchase agreements related to both long-term and short-term debt are collateralized by residential mortgages, mortgage loans held-for-sale, commercial mortgages and mortgage-backed securities with estimated fair values of $5.0 billion and $3.1 billion at June 30, 2009 and December 31, 2008, respectively.

Collateral for Securities Lending

The Company has non-cash collateral for securities lending on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The amount of this collateral was $29 million and $279 million at June 30, 2009 and December 31, 2008, respectively.

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

June 30, 2009
(In millions)

Balance, beginning of period	$5,008
Other, net (1)	28

Balance, end of period	$5,036

(1)	Consisting principally of foreign currency translation adjustments.

Information regarding goodwill by segment and reporting unit is as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$15	$15
Retirement & savings	887	887
Non-medical health & other	149	149

Subtotal	1,051	1,051

Individual:
Traditional life	73	73
Variable & universal life	1,172	1,174
Annuities	1,692	1,692
Other	18	18

Subtotal	2,955	2,957

International:
Latin America region	205	184
European region	41	37
Asia Pacific region	157	152

Subtotal	403	373

Auto & Home	157	157

Corporate & Other (1)	470	470

Total	$5,036	$5,008

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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment, and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition. The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income. The Company performed its annual goodwill impairment tests during the third quarter of 2008 based upon data at June 30, 2008. Such tests indicated that goodwill was not impaired at September 30, 2008. Due to economic conditions, the sustained low level of equity markets, declining market capitalizations in the insurance industry and lower operating earnings projections, particularly for the Individual segment, management determined it was appropriate to perform an interim goodwill impairment test at December 31, 2008 and again, for certain reporting units most affected by the current economic environment, at March 31, 2009. Based upon the tests performed, management concluded no impairment of goodwill had occurred for any of the Company’s reporting units at March 31, 2009 and December 31, 2008.

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

The key inputs, judgments and assumptions necessary in determining estimated fair value include projected earnings, current book value (with and without accumulated other comprehensive loss), the capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate management believes appropriate to the risk associated with the respective reporting unit. The estimated fair value of the annuity and variable & universal life reporting units are particularly sensitive to the equity market levels.

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

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists and concluded that there were no triggering events in the second quarter that would require further detailed goodwill impairment testing. However, additional deterioration or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

Adoption of New Accounting Pronouncements

Fair Value and Financial Instruments

Effective April 1, 2009, the Company adopted FSP 115-2 which amends the recognition guidance for determining whether an other-than-temporary impairment (“OTTI”) exists for fixed maturity securities, changes the presentation of OTTI for fixed maturity securities and requires additional disclosures for OTTI on fixed maturity and equity securities in interim and annual financial statements. FSP 115-2 requires that an OTTI be recognized in earnings for a fixed maturity security in an unrealized loss position when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its fair value only when either (1) the Company has the intent to sell the fixed maturity security or (2) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in fair value below amortized cost. If neither of these two conditions exists, the difference between the amortized cost basis of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded as other comprehensive income (loss). When an unrealized loss on a fixed maturity security is considered temporary, the Company continues to record the unrealized loss in other comprehensive income (loss) and not in earnings. There was no change for equity securities which, when an OTTI has occurred, continue to be impaired for the entire difference between the equity security’s cost or amortized cost and its fair value with a corresponding charge to earnings.

Prior to the adoption of this new guidance, the Company recognized in earnings an OTTI for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time sufficient to allow for a recovery of fair value to the security’s amortized cost basis. Also prior to the adoption of FSP 115-2, the entire difference between the fixed maturity security’s amortized cost basis and its fair value was recognized in earnings if it was determined to have an OTTI.

The Company’s net cumulative effect adjustment of adopting FSP 115-2 was an increase of $76 million to retained earnings with a corresponding increase to accumulated other comprehensive loss to reclassify the noncredit loss portion of previously recognized OTTI losses on fixed maturity securities held at April 1, 2009. This cumulative effect adjustment was comprised of an increase in the amortized cost basis of fixed maturity securities of $126 million, net of policyholder related amounts of $10 million and net of deferred income taxes of $40 million, resulting in the net cumulative effect adjustment of $76 million. The increase in amortized cost basis of fixed maturity securities of $126 million by sector was as follows: $53 million — asset-backed securities, $43 million — residential mortgage-backed securities, $17 million — U.S. corporate securities, and $13 million — commercial mortgage-backed securities.

As a result of the adoption of FSP 115-2, the Company’s pre-tax earnings for the three months ended June 30, 2009 increased by $216 million offset by an increase in other comprehensive loss representing OTTI relating to noncredit losses recognized in the three months period ended June 30, 2009.

The enhanced financial statement presentation required by FSP 115-2 of the total OTTI loss and the offset for the portion of OTTI transferred to and recognized in other comprehensive income (loss) is presented in the consolidated statements of income and stockholders’ equity. The enhanced disclosures required by FSP 115-2 are included in Note 3 — “Investments.”

Effective April 1, 2009, the Company adopted two FSPs providing additional guidance relating to fair value measurement and disclosure.

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. Further, FSP 157-4 requires disclosure in interim financial statements of the inputs and valuation techniques used to measure fair value. The adoption of FSP 157-4 did not have an impact on the Company’s consolidated financial statements. Additionally, the Company has provided all of the material required disclosures in its consolidated financial statements.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires interim financial instrument fair value disclosures similar to those included in annual financial statements. The Company has provided all of the material required disclosures in its consolidated financial statements.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“SFAS 141(r)”), FSP 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(r)-1”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). Under this new guidance:

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

The adoption of SFAS 141(r) and FSP 141(r)-1 on a prospective basis did not have an impact on the Company’s consolidated financial statements. Financial statements and disclosures for periods prior to 2009 reflect the retrospective application of the accounting for noncontrolling interests as required under SFAS 160.

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

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. The Company will determine useful lives and provide all of the material required disclosures prospectively on intangible assets acquired on or after January 1, 2009 in accordance with FSP 142-3. The adoption of FSP 142-3 did not have an impact on the Company’s consolidated financial statements.

Other Pronouncements

Effective April 1, 2009, the Company prospectively adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards for accounting and disclosures of events that occur subsequent to the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires disclosure of the date through which management has evaluated subsequent events and the basis for that date. The Company has provided all of the material required disclosures in its consolidated financial statements.

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

Effective January 1, 2009, the Company implemented guidance of SFAS 157, for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. This guidance which applies to such items as (i) nonfinancial assets and nonfinancial liabilities initially measured at estimated fair value in a business combination, (ii) reporting units measured at estimated fair value in the first step of a goodwill impairment test and (iii) indefinite-lived intangible assets measured at estimated fair value for impairment assessment, was previously deferred under FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). The adoption of FSP 157-2 did not have an impact on the Company’s consolidated financial statements.

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

Effective January 1, 2009, the Company adopted prospectively FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. At adoption FSP 140-3 did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In June 2009, the FASB issued two standards providing additional guidance on financial instrument transfers and evaluation of special purpose entities for consolidation. The standards must be adopted in the first quarter of 2010.

•	SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”) eliminates the concept of a “qualifying special purpose entity,” eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. SFAS 166 also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a company’s continuing involvement in transferred financial assets. The Company is currently evaluating the impact of SFAS 166 on its consolidated financial statements.

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) changes the determination of the primary beneficiary of a variable interest entity (“VIE”) from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. SFAS 167 also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

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

Current Environment.  Concerns over the availability and cost of credit, the U.S. residential mortgage market, geopolitical issues, energy costs, and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown which was deemed an on-going U.S. recession since December 2007 by the National Bureau of Economic Research. As a result of the stress experienced by the global financial markets, the fixed-income markets are recovering somewhat from a period of extreme volatility which had negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns expanded to include a broad range of mortgage-backed and asset-backed and other fixed-income securities, including those rated investment grade, the U.S. and international credit and inter-bank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. Securities that are less liquid are more difficult to value and have fewer opportunities for disposal.

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

Composition of Investment Portfolio Results

The following table illustrates the net investment income, net investment gains (losses), annualized yields on average ending assets and ending carrying value for each of the components of the Company’s investment portfolio:

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Fixed Maturity Securities
Yield (1)	5.91%	6.51%	5.81%	6.51%
Investment income (2)	$3,036	$3,186	$5,836	$6,323
Investment gains (losses)	$(378)	$(306)	$(987)	$(509)
Ending carrying value (2)	$213,034	$231,896	$213,034	$231,896
Mortgage and Consumer Loans
Yield (1)	5.37%	6.10%	5.35%	6.14%
Investment income (3)	$694	$674	$1,374	$1,350
Investment gains (losses)	$(125)	$(34)	$(271)	$(62)
Ending carrying value	$52,500	$48,158	$52,500	$48,158
Real Estate and Real Estate Joint Ventures (4)
Yield (1)	(8.83)%	6.78%	(9.01)%	5.94%
Investment income	$(162)	$121	$(334)	$208
Investment gains (losses)	$(68)	$4	$(93)	$2
Ending carrying value	$7,296	$7,328	$7,296	$7,328
Policy Loans
Yield (1)	6.51%	6.25%	6.45%	6.24%
Investment income	$161	$151	$318	$299
Ending carrying value	$9,907	$9,683	$9,907	$9,683
Equity Securities (7)
Yield (1)	6.01%	6.01%	4.94%	5.43%
Investment income	$54	$80	$91	$145
Investment gains (losses)	$(108)	$—	$(377)	$(10)
Ending carrying value	$3,045	$5,228	$3,045	$5,228
Other Limited Partnership Interests (7)
Yield (1)	5.46%	4.63%	(6.59)%	6.76%
Investment income	$72	$71	$(181)	$203
Investment gains (losses)	$(247)	$(12)	$(344)	$(15)
Ending carrying value	$5,193	$6,707	$5,193	$6,707
Cash and Short-Term Investments
Yield (1)	0.45%	2.66%	0.47%	2.89%
Investment income	$24	$86	$60	$181
Investment gains (losses)	$2	$—	$—	$1
Ending carrying value	$21,330	$15,343	$21,330	$15,343
Other Invested Assets (5),(6),(8)
Investment income	$98	$46	$190	$94
Investment gains (losses)	$(3,033)	$2	$(2,800)	$(471)
Ending carrying value	$13,071	$8,617	$13,071	$8,617
Total Investments
Gross investment income yield (1)	5.02%	6.11%	4.63%	6.14%
Investment fees and expenses yield	(0.15)	(0.16)	(0.14)	(0.16)

Net Investment Income Yield	4.87%	5.95%	4.49%	5.98%

Gross investment income	$3,977	$4,415	$7,354	$8,803
Investment fees and expenses	(118)	(118)	(221)	(237)

Net Investment Income	$3,859	$4,297	$7,133	$8,566

Ending carrying value	$325,376	$332,960	$325,376	$332,960

Gross investment gains	$263	$300	$834	$688
Gross investment losses	(546)	(346)	(1,081)	(881)
Writedowns	(846)	(262)	(1,887)	(448)

Subtotal	$(1,129)	$(308)	$(2,134)	$(641)
Derivative not qualifying for hedge accounting (8)	(2,828)	(38)	(2,738)	(423)

Investment Gains (Losses)	$(3,957)	$(346)	$(4,872)	$(1,064)
Investment gains (losses) tax benefit (provision)	1,394	115	1,719	364

Investment Gains (Losses), Net of Income Tax	$(2,563)	$(231)	$(3,153)	$(700)

(1)	Yields are based on quarterly average asset carrying values, excluding recognized and unrealized investment gains (losses), and for yield calculation purposes, average ending assets exclude collateral received from counterparties associated with the Company’s securities lending program.

(2)	Fixed maturity securities include $1,471 million and $883 million at estimated fair value related to trading securities at June 30, 2009 and 2008, respectively. Fixed maturity securities include $130 million and $147 million of investment income (loss) related to trading securities for the three months and six months ended June 30, 2009, respectively, and $9 million and ($42) million of investment income (loss) for the three months and six months ended June 30, 2008, respectively.

(3)	Investment income from mortgage and consumer loans includes prepayment fees.

(4)	Included in investment income (loss) from real estate and real estate joint ventures is $2 million and $1 million from discontinued operations for the three months and six months ended June 30, 2008, respectively. There were no discontinued operations from real estate and real estate joint ventures for any other period.

(5)	Included in investment income from other invested assets are scheduled periodic settlement payments on derivative instruments that do not qualify for hedge accounting under SFAS 133 of $32 million and $63 million for the three months and six months ended June 30, 2009, respectively, and ($40) million and ($47) million for the three months and six months ended June 30, 2008, respectively. These amounts are excluded from investment gains (losses). Additionally, excluded from investment gains (losses) is $0 and ($2) million for the three months and six months ended June 30, 2009, respectively, and $13 million and $28 million for the three months and six months ended June 30, 2008, respectively, related to settlement payments on derivative instruments used to hedge interest rate and currency risk on policyholder account balances that do not qualify for hedge accounting. Such amounts are included within interest credited to policyholder account balances.

(6)	Other invested assets are principally comprised of free-standing derivatives with positive estimated fair values and leveraged leases. Freestanding derivatives with negative estimated fair values are included within other liabilities. As yield is not considered a meaningful measure of performance for other invested assets it has been excluded from the table above.

(7)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(8)	The caption “Derivatives not qualifying for hedge accounting” is comprised of amounts for freestanding derivatives of ($3,621) million and ($404) million; and embedded derivatives of $793 million and $366 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, respectively, it is comprised of amounts for freestanding derivatives of ($4,748) million and ($363) million; and embedded derivatives of $2,010 million and ($60) million.

(9)	Included in investment gains (losses) from other invested assets are the net results of the hedged embedded derivatives related to certain variable annuities with guarantees of consolidated entities and operating joint ventures reported under the equity method of accounting of $96 million and $16 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, respectively, it is related to amounts of joint ventures of $76 million and ($4) million.

Three Months Ended June 30, 2009 compared with the Three Months Ended June 30, 2008

Net investment income decreased by $438 million, or 10%, to $3,859 million for the three months ended June 30, 2009 from $4,297 million for the comparable 2008 period. Excluding the impacts of discontinued operations and periodic settlement payments on derivative instruments as described in Notes 4 and 5 of the yield table presented above, net investment income decreased by $588 million, or 14%, to $3,731 million for the three months ended June 30, 2009 from $4,319 million for the comparable 2008 period. Management attributes $648 million of this change to a decrease in yields, partially offset by an increase of $60 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on real estate joint ventures, International joint ventures, cash, cash equivalents and short-term investments, fixed maturity securities, trading securities and mortgage loans. The decrease in yields and the negative returns in the second quarter of 2009 realized on real estate joint ventures was primarily from continued declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The reduction in yields and the negative returns in the second quarter of 2009 realized on the International joint venture were driven by hedging losses associated with Japan’s guaranteed annuity business. The decrease in short-term investment yields was primarily attributable to declining short-term interest rates. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including Temporary Liquidity Guarantee Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. Trading securities results increased primarily due to increased unrealized gains on equity securities within the trading securities portfolio. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on the cost basis, primarily within mortgages loans, cash, cash equivalents, short-term investments and fixed maturity securities excluding securities lending. The increases in mortgage loans are driven by an increased allocation to residential mortgage loans, primarily loans originated with the intent to sell. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit markets continue to stabilize. The decrease in fixed maturity securities was driven by a decrease in the size of the securities lending program. Excluding securities lending, fixed maturity securities increased, driven by the reinvestment of operating cash flows and accumulated liquidity balances into longer duration investments.

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008

Net investment income decreased by $1,433 million, or 17%, to $7,133 million for the six months ended June 30, 2009 from $8,566 million for the comparable 2008 period. Excluding the impacts of discontinued operations and periodic settlement payments on derivative instruments as described in Notes 4 and 5 of the yield table presented above, net investment income decreased by $1,622 million, or 19%, to $6,994 million for the six months ended June 30, 2009 from $8,616 million for the comparable 2008 period. Management attributes $1,862 million of this change to a decrease in yields, partially offset by an increase of $240 million due to growth in average invested assets. Average invested assets are calculated on the cost basis without unrealized gains and losses. The decrease in net investment income attributable to lower yields was primarily due to lower returns on real estate joint ventures, fixed maturity securities, trading securities, cash, cash equivalents and short-term investments, other limited partnership interests and mortgage loans. The decrease in yields and the negative returns on real estate joint ventures realized in the first six months of 2009 were primarily from continued declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which have led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. The decrease in fixed maturity securities yields was primarily due to lower yields on floating rate securities due to declines in short-term interest rates and an increased allocation to high quality, lower yielding U.S. Treasury, agency and government guaranteed securities, including Temporary Liquidity Guarantee Program bonds, and from decreased securities lending results due to the smaller size of the program, offset slightly by improved spreads. The increase in yields from the decrease in investment expenses was primarily attributable to lower cost of funds expense on the securities lending program and this decreased cost partially offsets the decrease in net investment income on fixed maturity securities. Trading securities results increased primarily due to increased unrealized gains on equity securities within the trading securities portfolio. The decrease in short-term investment yields was primarily attributable to continuing declines in short-term interest rates. The reduction in yields and the negative returns realized on other limited partnership interests were primarily due to a lack of liquidity and available credit in the financial markets, driven by volatility in the equity and credit markets. The decrease in yields associated with our mortgage loan portfolio was primarily attributable to lower prepayments on commercial mortgage loans and lower yields on variable rate loans due to declines in short-term interest rates. The decrease in net investment income attributable to lower yields was partially offset by increased net investment income attributable to an increase in average invested assets on the cost basis, primarily within mortgages loans, cash, cash equivalents, short-term investments and fixed maturity securities excluding securities lending. The increases in mortgage loans are driven by an increased allocation to residential mortgage loans, primarily loans originated with the intent to sell. The increase in cash, cash equivalents and short-term investments has been accumulated to provide additional flexibility to address potential variations in cash needs while credit markets continue to stabilize. The decrease in fixed maturity securities was driven by a decrease in the size of the securities lending program. Excluding securities lending, fixed maturity securities increased, driven by the reinvestment of operating cash flows and accumulated liquidity balances into longer duration investments.

Investment Outlook

Management anticipates that the significant volatility in the equity, credit and real estate markets will continue in 2009 which could continue to impact net investment income and the related yields on private equity funds, hedge funds and real estate joint ventures, included within our other limited partnership interests and real estate and real estate joint venture portfolios. Further, in light of the current market conditions, liquidity will be reinvested in a prudent manner and invested according to our asset / liability management (“ALM”) discipline in appropriate assets over time. However, considering the continued, uncertain equity, credit and real estate markets conditions, management plans to continue to maintain a slightly higher than normal level of short-term liquidity. Net investment income may be adversely affected if the reinvestment process occurs over an extended period of time due to challenging market conditions or asset availability.

Fixed Maturity and Equity Securities Available-for-Sale

Fixed maturity securities consisted principally of publicly-traded and privately placed fixed maturity securities, and represented 65% and 58% of total cash and invested assets at June 30, 2009 and December 31, 2008, respectively. Based on estimated fair value, public fixed maturity securities represented $175.3 billion, or 83%, and $156.7 billion, or 83%, of total fixed maturity securities at June 30, 2009 and December 31, 2008, respectively. Based on estimated fair value, private fixed maturity securities represented $36.3 billion, or 17%, and $31.6 billion, or 17%, of total fixed maturity securities at June 30, 2009 and December 31, 2008, respectively.

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

The Company adopted FSP FAS 157-4 effective April 1, 2009. This FSP clarified existing guidance regarding (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities and (2) identifying transactions that are not orderly. The Company’s valuation policies as described above and in “— Summary of Critical Accounting Estimates — Estimated Fair Valuation of Investments” already incorporated the key concepts from this additional guidance, accordingly, this FSP results in no material changes in our valuation policies. At April 1, 2009 and June 30, 2009, we evaluated the markets that our fixed maturity and equity securities trade in and in our judgment, despite the increased illiquidity discussed above, believed none of these fixed maturity and equity securities trading markets should be characterized as distressed and disorderly. We will continue to re-evaluate and monitor such fixed maturity and equity securities trading markets on an ongoing basis.

Fixed Maturity Securities Credit Quality — Ratings.  The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations (“NRSRO”) for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated “Baa3” or higher by Moody’s or rated “BBB — ” or higher by S&P and Fitch), by such rating organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P and Fitch).

The following table presents the Company’s total fixed maturity securities by Nationally Recognized Statistical Rating Organization designation and the equivalent ratings of the NAIC, as well as the percentage, based on estimated fair value, that each designation is comprised of at:

		June 30, 2009			December 31, 2008
		Cost or			Cost or
NAIC		Amortized	Estimated	% of	Amortized	Estimated	% of
Rating	Rating Agency Designation (1)	Cost	Fair Value	Total	Cost	Fair Value	Total
		(In millions)

1	Aaa/Aa/A	$152,336	$147,337	69.6%	$146,796	$137,125	72.9%
2	Baa	49,247	45,949	21.7	45,253	38,761	20.6
3	Ba	11,775	9,598	4.6	10,258	7,796	4.1
4	B	7,662	5,717	2.7	5,915	3,779	2.0
5	Caa and lower	4,237	2,756	1.3	1,192	715	0.4
6	In or near default	237	206	0.1	94	75	—

	Total fixed maturity securities	$225,494	$211,563	100.0%	$209,508	$188,251	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

The following tables present the Company’s total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO designation and the equivalent ratings of the NAIC, that each designation is comprised of at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating at June 30, 2009
	1	2	3	4	5	6	Total
NAIC Rating:					Caa and	In or Near	Estimated
Rating Agency Designation (1) :	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
	(In millions)

U.S. corporate securities	$29,154	$27,660	$5,554	$2,716	$704	$193	$65,981
Residential mortgage-backed securities	35,994	1,607	1,376	1,051	1,770	—	41,798
Foreign corporate securities	16,373	13,953	1,542	1,525	201	13	33,607
US Treasury, agency and government guaranteed securities	27,673	—	—	—	—	—	27,673
Commercial mortgage-backed securities	13,814	104	59	8	10	—	13,995
Asset-backed securities	11,006	1,009	282	83	34	—	12,414
Foreign government securities	8,661	835	738	326	—	—	10,560
State & political subdivisions securities	4,644	781	47	8	37	—	5,517
Other fixed maturity securities	18	—	—	—	—	—	18

Total fixed maturity securities	$147,337	$45,949	$9,598	$5,717	$2,756	$206	$211,563

% of total	69.6%	21.7%	4.6%	2.7%	1.3%	0.1%	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

	Fixed Maturity Securities — by Sector & Credit Quality Rating at December 31, 2008
	1	2	3	4	5	6	Total
NAIC Rating:					Caa and	In or Near	Estimated
Rating Agency Designation (1) :	Aaa/Aa/A	Baa	Ba	B	Lower	Default	Fair Value
				(In millions)

U.S. corporate securities	$31,403	$24,438	$4,891	$2,112	$399	$60	$63,303
Residential mortgage-backed securities	34,512	638	695	103	80	—	36,028
Foreign corporate securities	15,936	11,039	1,357	1,184	148	15	29,679
US Treasury, agency and government guaranteed securities	21,310	—	—	—	—	—	21,310
Commercial mortgage-backed securities	12,486	81	59	7	11	—	12,644
Asset-backed securities	9,393	1,037	35	16	42	—	10,523
Foreign government securities	8,030	1,049	713	357	4	—	10,153
State & political subdivisions securities	4,002	479	46	—	30	—	4,557
Other fixed maturity securities	53	—	—	—	1	—	54

Total fixed maturity securities	$137,125	$38,761	$7,796	$3,779	$715	$75	$188,251

% of total	72.9%	20.6%	4.1%	2.0%	0.4%	—	100.0%

(1)	Amounts presented are based on rating agency designations. Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then the MetLife rating is used.

Below Investment Grade or Non-Rated Fixed Maturity Securities.  The Company held fixed maturity securities at estimated fair values that were below investment grade or not rated by an independent rating agency that totaled $18.3 billion and $12.4 billion at June 30, 2009 and December 31, 2008, respectively. These securities had net unrealized losses of $5.6 billion and $5.1 billion at June 30, 2009 and December 31, 2008, respectively.

Non-Income Producing Fixed Maturity Securities.  Non-income producing fixed maturity securities at estimated fair value were $206 million and $75 million at June 30, 2009 and December 31, 2008, respectively. Net unrealized losses associated with non-income producing fixed maturity securities were $31 million and $19 million at June 30, 2009 and December 31, 2008, respectively.

Fixed Maturity Securities Credit Enhanced by Financial Guarantee Insurers.  At June 30, 2009, $4.6 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.1 billion, $1.7 billion and $0.8 billion are included within state and political subdivision securities, U.S. corporate securities and asset-backed securities, respectively, and 18% and 39% were guaranteed by financial guarantee insurers who were rated Aa and A, respectively. At December 31, 2008, $4.9 billion of the estimated fair value of the Company’s fixed maturity securities were credit enhanced by financial guarantee insurers of which $2.0 billion, $2.0 billion and $0.9 billion are included within state and political subdivision securities, U.S. corporate securities and asset-backed securities, respectively, and 15% and 68% were guaranteed by financial guarantee insurers who were rated Aa and Baa, respectively. Approximately 50% of the asset-backed securities held at June 30, 2009 that are credit enhanced by financial guarantee insurers are asset-backed securities which are backed by sub-prime mortgage loans.

Gross Unrealized Gains and Losses.  The following tables present the cost or amortized cost, gross unrealized gain and loss, estimated fair value of the Company’s fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the period shown. The unrealized loss amounts presented below at June 30, 2009 include the noncredit component of OTTI loss.

	June 30, 2009
	Cost or	Gross Unrealized
	Amortized		Temporary	OTTI	Estimated	% of
	Cost	Gain	Loss	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$70,682	$1,350	$6,016	$35	$65,981	31.2%
Residential mortgage-backed securities	44,834	1,078	3,913	201	41,798	19.8
Foreign corporate securities	35,817	976	3,177	9	33,607	15.9
U.S. Treasury, agency and government guaranteed securities (1)	27,277	1,053	657	—	27,673	13.1
Commercial mortgage-backed securities	16,354	75	2,410	24	13,995	6.6
Asset-backed securities	14,619	97	2,206	96	12,414	5.8
Foreign government securities	9,987	834	261	—	10,560	5.0
State and political subdivision securities	5,905	119	507	—	5,517	2.6
Other fixed maturity securities	19	—	1	—	18	—

Total fixed maturity securities (2),(3)	$225,494	$5,582	$19,148	$365	$211,563	100.0%

Common stock	$1,730	$59	$71	$—	$1,718	56.4%
Non-redeemable preferred stock (2)	1,949	28	650	—	1,327	43.6

Total equity securities	$3,679	$87	$721	$—	$3,045	100.0%

	December 31, 2008
	Cost or
	Amortized	Gross Unrealized		Estimated	% of
	Cost	Gain	Loss	Fair Value	Total
	(In millions)

U.S. corporate securities	$72,211	$994	$9,902	$63,303	33.6%
Residential mortgage-backed securities	39,995	753	4,720	36,028	19.2
Foreign corporate securities	34,798	565	5,684	29,679	15.8
U.S. Treasury, agency and government guaranteed securities (1)	17,229	4,082	1	21,310	11.3
Commercial mortgage-backed securities	16,079	18	3,453	12,644	6.7
Asset-backed securities	14,246	16	3,739	10,523	5.6
Foreign government securities	9,474	1,056	377	10,153	5.4
State and political subdivision securities	5,419	80	942	4,557	2.4
Other fixed maturity securities	57	—	3	54	—

Total fixed maturity securities (2),(3)	$209,508	$7,564	$28,821	$188,251	100.0%

Common stock	$1,778	$40	$133	$1,685	52.7%
Non-redeemable preferred stock (2)	2,353	4	845	1,512	47.3

Total equity securities (4)	$4,131	$44	$978	$3,197	100.0%

(1)	The Company has classified within the U.S. Treasury, agency and government guaranteed securities caption above certain corporate fixed maturity securities issued by U.S. financial institutions that are guaranteed by the FDIC pursuant to the FDIC’s Temporary Liquidity Guarantee Program of $1,023 million and $2 million at estimated fair value with unrealized gains (losses) of $5 million and less than ($1) million at June 30, 2009 and December 31, 2008, respectively.

(2)	The Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the security has a punitive interest rate step-up feature as it believes in most instances this feature will compel the issuer to redeem the security at the specified call date. Perpetual securities that do not have a punitive interest rate step-up feature are classified as non-redeemable preferred stock. Many of such securities have been issued by non-U.S. financial institutions that are accorded Tier 1 and Upper Tier 2 capital treatment by their respective regulatory bodies and are commonly referred to as “perpetual hybrid securities.” Perpetual hybrid securities classified as non-redeemable preferred stock held by the Company at June 30, 2009 and December 31, 2008 had an estimated fair value of $1,063 million and $1,224 million, respectively. In addition, the Company held $264 million and $288 million at estimated fair value at June 30, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily of U.S. financial institutions, also included in non-redeemable preferred stock. Perpetual hybrid securities held by the Company and included within fixed maturity securities (primarily within foreign corporate securities) at June 30, 2009 and December 31, 2008 had an estimated fair value of $2,378 million and $2,110 million, respectively. In addition, the Company held $52 million and $46 million at estimated fair value at June 30, 2009 and December 31, 2008, respectively, of other perpetual hybrid securities, primarily U.S. financial institutions, included in U.S. corporate securities.

(3)	At June 30, 2009 and December 31, 2008, the Company also held $2,082 million and $2,052 million at estimated fair value, respectively, of redeemable preferred stock which have stated maturity dates. These securities are primarily issued by U.S. financial institutions, have cumulative interest deferral features and are commonly referred to as “capital securities” and are included within U.S. corporate securities which are included within fixed maturity securities.

(4)	Equity securities primarily consist of investments in common and preferred stocks and mutual fund interests. Such securities include common stock of privately held companies with an estimated fair value of $1.2 billion and $1.1 billion at June 30, 2009 and December 31, 2008, respectively.

Concentrations of Credit Risk (Equity Securities).  The Company is not exposed to any significant concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity in its equity securities portfolio.

Concentrations of Credit Risk (Fixed Maturity Securities).  The Company is not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government. At June 30, 2009 and December 31, 2008, the Company’s holdings in U.S. Treasury, agency and government guaranteed fixed maturity securities at estimated fair value were $27.7 billion and $21.3 billion, respectively. As shown in the sector table above, at June 30, 2009, the Company’s three largest exposures in its fixed maturity security portfolio were U.S. corporate securities (31.2%), residential mortgage-backed securities (19.8%) and foreign corporate securities (15.9%); and at December 31, 2008 were U.S. corporate securities (33.6%), residential mortgage-backed securities (19.2%) and foreign corporate securities (15.8%). Additionally, at June 30, 2009 and December 31, 2008, the Company had exposure to fixed maturity securities backed by sub-prime mortgages with estimated fair values of $0.9 billion and $1.1 billion, respectively, and unrealized losses of $821 million and $730 million, respectively. These securities are classified within asset-backed securities in the immediately preceding table.

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

Fair Value Hierarchy.  Fixed maturity securities and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value sources and fair value hierarchy are summarized as follows:

	June 30, 2009
			Equity
	Fixed Maturity Securities		Securities
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$11,333	5.4%	$387	12.6%

Independent pricing source	157,044	74.2	402	13.2
Internal matrix pricing or discounted cash flow techniques	27,394	12.9	1,071	35.2

Significant other observable inputs (Level 2)	184,438	87.1	1,473	48.4

Independent pricing source	6,263	3.0	843	27.7
Internal matrix pricing or discounted cash flow techniques	6,239	2.9	206	6.8
Independent broker quotations	3,290	1.6	136	4.5

Significant unobservable inputs (Level 3)	15,792	7.5	1,185	39.0

Total estimated fair value	$211,563	100.0%	$3,045	100.0%

	June 30, 2009
	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Estimated
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In millions)

Fixed maturity securities:
U.S. corporate securities	$—	$59,318	$6,663	$65,981
Residential mortgage-backed securities	—	40,304	1,494	41,798
Foreign corporate securities	—	28,878	4,729	33,607
U.S. Treasury, agency and government guaranteed securities	11,042	16,594	37	27,673
Commercial mortgage-backed securities	—	13,744	251	13,995
Asset-backed securities	—	10,254	2,160	12,414
Foreign government securities	291	9,923	346	10,560
State and political subdivision securities	—	5,413	104	5,517
Other fixed maturity securities	—	10	8	18

Total fixed maturity securities	$11,333	$184,438	$15,792	$211,563

Equity securities:
Common stock	$387	$1,213	$118	$1,718
Non-redeemable preferred stock	—	260	1,067	1,327

Total equity securities	$387	$1,473	$1,185	$3,045

The composition of, fair value pricing source for and significant changes in Level 3 securities is as follows:

•	The majority of the Level 3 fixed maturity and equity securities 86%, as shown above, are concentrated in four sectors: U.S. and foreign corporate securities, asset-backed securities and non-redeemable preferred securities.

•	Level 3 fixed maturity securities are priced principally through independent broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including below investment grade private placements and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid asset-backed securities including securities supported by sub-prime mortgage loans (included in asset-backed securities). Level 3 non-redeemable preferred securities include securities with very limited trading activity or where less price transparency exists around the inputs to the valuation.

•	During the three months ended June 30, 2009, Level 3 fixed maturity securities increased by $1.6 billion or 11%, due primarily to favorable fair value changes recognized in other comprehensive income (loss), and purchases in excess of sales and settlements which were partially offset by transfers out of Level 3. The transfers out of Level 3 are described in the discussion after the rollforward table below. The favorable fair value changes in fixed maturity securities were concentrated in U.S. and foreign corporate securities and asset-backed securities (including residential mortgage-backed securities backed by sub-prime mortgage loans) due to current market conditions including narrowing of credit spreads, offset slightly by the effect of rising interest rates on such securities. Net purchases in excess of sales and settlements of fixed maturity securities were concentrated in residential mortgage-backed securities.

During the six months ended June 30, 2009, Level 3 fixed maturity securities decreased by $1.6 billion or 9%, due primarily to transfers out of Level 3, which were partially offset by favorable fair value changes recognized in other comprehensive income (loss) and to a lesser extent purchases in excess of sales and settlements. The transfers out of Level 3 are described in the discussion after the rollforward table below. The favorable fair value changes in fixed maturity securities were concentrated in U.S. and foreign corporate securities and asset-backed securities (including residential mortgage-backed securities backed by sub-prime mortgage loans) due to current market conditions including narrowing of credit spreads, offset slightly by the effect of rising interest rates on such securities. Net purchases in excess of sales and settlements of fixed maturity securities were concentrated in residential mortgage-backed securities.

A rollforward of the fair value measurements for fixed maturity securities and equity securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2009 is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30, 2009		June 30, 2009
	Fixed Maturity	Equity	Fixed Maturity	Equity
	Securities	Securities	Securities	Securities
		(In millions)

Balance, beginning of period	$14,166	$1,006	$17,408	$1,379
Total realized/unrealized gains (losses) included in:
Earnings	(43)	(55)	(492)	(259)
Other comprehensive loss	1,569	300	654	138
Purchases, sales, issuances and settlements	1,040	(66)	194	(73)
Transfer in and/or out of Level 3	(940)	—	(1,972)	—

Balance, end of period	$15,792	$1,185	$15,792	$1,185

An analysis of transfers in and/or out of Level 3 for the three months and six months ended June 30, 2009 is as follows:

•	Total gains and losses (in earnings and other comprehensive loss) are calculated assuming transfers in or out of Level 3 occurred at the beginning of the period. Items transferred in and out for the same period are excluded from the rollforward.

•	Total gains and losses for fixed maturity securities included in earnings of $4 million and ($90) million, respectively, and other comprehensive income (loss) of $12 million and ($414) million, respectively, were incurred for transfers subsequent to their transfer to Level 3, for the three months and six months ended June 30, 2009, respectively.

•	Net transfers in and/or out of Level 3 for fixed maturity securities were ($940) million and ($1,972) million for the three months and six months ended June 30, 2009, respectively, and were comprised of transfers in of $383 million and $3,268 million, respectively, and transfers out of ($1,323) million and ($5,240) million, respectively. There were no net transfers in or out of Level 3 for equity securities for the three months and six months ended June 30, 2009.

Overall, transfers in and/or out of Level 3 are attributable to a change in the observability of inputs. During the three months and six months ended June 30, 2009, fixed maturity securities transfers into Level 3 of $383 million and $3,268 million, respectively, resulted primarily from current market conditions characterized by a lack of trading activity, decreased liquidity, fixed maturity securities going into default and credit ratings downgrades (e.g., from investment grade to below investment grade). These current market conditions have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine fair value principally for U.S. and foreign corporate securities. During the three months and six months ended June 30, 2009, fixed maturity securities transfers out of Level 3 of ($1,323) million and ($5,240) million, respectively, resulted primarily from existing issuances of fixed maturity securities, principally U.S. and foreign corporate securities that, over time, the Company was able to corroborate pricing received from independent pricing services with observable inputs and increased transparency of both new issuances and subsequent to issuance and establishment of trading activity became priced by pricing services.

See “— Summary of Critical Accounting Estimates — Investments” for further information on the estimates and assumptions that affect the amounts reported above.

Evaluating Investments for an Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

With respect to fixed maturity securities, the Company considers, amongst other criteria, whether it has the intent to sell a particular impaired fixed maturity security. The assessment of the Company’s intent to sell a particular fixed maturity security considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. In certain circumstances, the Company may determine that it does not intend to sell a particular security but that it is more likely than not that it will be required to sell the security before recovery of the decline in fair value below amortized cost. In such instances, the fixed maturity security will be deemed other-than-temporarily impaired in the period during which it was determined more likely than not that the security will be required to be sold and an OTTI loss will be recorded in earnings. If the Company does not have the intent to sell (i.e. has not made the decision to sell) and it does not believe that it is more likely than not that it will be required to sell the security before recovery of its amortized cost, the Company estimates the present value of the expected future cash flows to be received from that security. If the present value of the expected future cash flows to be received is less than the amortized cost, the security will be deemed other-than-temporarily impaired in the period that such present value of the expected cash flows falls below amortized cost and this difference, referred to as the credit loss, will be recognized in earnings. Any remaining difference between the present value of the expected future cash flows to be received and the estimated fair value of the security will be recognized as a separate component of other comprehensive income (loss) and is referred to as the noncredit loss. Prior to April 1, 2009 the Company’s assessment of OTTI for fixed maturity securities was performed in the same manner described below for equity securities.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost. Decisions to sell equity securities are based on current conditions in relation to the same broad portfolio management considerations in a manner consistent with that described above for fixed maturity securities. If a sale decision is made with respect to a particular equity security and that equity security is not expected to recover to an amount at least equal to cost or amortized cost prior to the expected time of the sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings.

See “— Summary of Critical Accounting Estimates.”

Net Unrealized Investment Gains (Losses).  The components of net unrealized investment gains (losses), included in accumulated other comprehensive loss, are as follows:

	June 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities that are temporarily impaired	$(13,566)	$(21,246)
Fixed maturity securities with noncredit OTTI losses in other comprehensive loss	(365)	—

Total fixed maturity securities	(13,931)	(21,246)

Equity securities	(634)	(934)
Derivatives	(138)	(2)
Other	50	53

Subtotal	(14,653)	(22,129)

Amounts allocated from:
Insurance liability loss recognition	(116)	42
DAC and VOBA on which noncredit OTTI losses have been recognized	28	—
DAC and VOBA	2,206	3,025

Subtotal	2,118	3,067
Deferred income tax benefit on which noncredit OTTI losses have been recognized	116	—
Deferred income tax benefit	4,204	6,508

Net unrealized investment gains (losses)	(8,215)	(12,554)
Net unrealized investment gains (losses) attributable to noncontrolling interest	(3)	(10)

Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(8,218)	$(12,564)

Fixed maturity securities with noncredit OTTI losses in other comprehensive loss, as presented above, of $365 million includes $126 million related to the transition adjustment, $234 million ($216 million, net of DAC) of noncredit losses recognized in the three months ended June 30, 2009 and $5 million of additional unrealized losses incurred during the three months ended June 30, 2009 on such securities for which a noncredit loss was previously recognized in other comprehensive loss.

The changes in net unrealized investment gains (losses) are as follows:

Six Months
Ended
June 30, 2009
(In millions)

Balance, end of prior period	$(12,564)
Cumulative effect of change in accounting principle, net of income tax	(76)
Fixed maturity securities on which noncredit OTTI losses have been recognized	(239)
Unrealized investment gains (losses) during the period	7,813
Unrealized investment loss of subsidiary at the date of disposal	28
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(158)
DAC and VOBA on which noncredit OTTI losses have been recognized	18
DAC and VOBA	(809)
DAC and VOBA of subsidiary at date of disposal	(10)
Deferred income tax on which noncredit OTTI losses have been recognized	76
Deferred income tax	(2,298)
Deferred income tax of subsidiary at date of disposal	(6)

Change in net unrealized investment gains (losses)	(8,225)
Change in net unrealized investment gains (losses) attributable to noncontrolling interest	7

Balance, end of period	$(8,218)

Change in net unrealized investment gains (losses)	$4,339
Change in net unrealized investment gains (losses) attributable to noncontrolling interest	7

Change in net unrealized investment gains (losses) attributable to MetLife, Inc.’s common shareholders	$4,346

The following tables present the cost or amortized cost, gross unrealized loss, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive loss at June 30, 2009, and number of securities for fixed maturity and equity securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%, or 20% or more at:

	June 30, 2009
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
		(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$27,591	$6,804	$940	$1,973	739	315
Six months or greater but less than nine months	4,838	13,860	279	4,608	391	681
Nine months or greater but less than twelve months	9,909	8,978	599	3,724	589	464
Twelve months or greater	53,707	5,907	4,402	2,988	2,644	366

Total	$96,045	$35,549	$6,220	$13,293

Equity Securities:
Less than six months	$61	$400	$5	$143	89	54
Six months or greater but less than nine months	42	357	5	128	46	20
Nine months or greater but less than twelve months	46	525	6	221	29	19
Twelve months or greater	121	520	10	203	24	20

Total	$270	$1,802	$26	$695

	December 31, 2008
	Cost or Amortized Cost		Gross Unrealized Loss		Number of Securities
	Less than	20% or	Less than	20% or	Less than	20% or
	20%	more	20%	more	20%	more
		(In millions, except number of securities)

Fixed Maturity Securities:
Less than six months	$32,658	$48,114	$2,358	$17,191	4,566	2,827
Six months or greater but less than nine months	14,975	2,180	1,313	1,109	1,314	157
Nine months or greater but less than twelve months	16,372	3,700	1,830	2,072	934	260
Twelve months or greater	23,191	650	2,533	415	1,809	102

Total	$87,196	$54,644	$8,034	$20,787

Equity Securities:
Less than six months	$386	$1,190	$58	$519	351	551
Six months or greater but less than nine months	33	413	6	190	8	32
Nine months or greater but less than twelve months	3	487	—	194	5	15
Twelve months or greater	171	—	11	—	20	—

Total	$593	$2,090	$75	$903

Concentration of Gross Unrealized Loss and OTTI Loss for Fixed Maturity and Equity Securities Available-for-Sale

At June 30, 2009 and December 31, 2008, the Company’s gross unrealized losses related to its fixed maturity securities including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive loss at June 30, 2009, of $20.2 billion and $29.8 billion, respectively, were concentrated, calculated as a percentage of gross unrealized loss and OTTI loss, by sector and industry is as follows:

	June 30, 2009	December 31, 2008

Sector:
U.S. corporate securities	30%	33%
Residential mortgage-backed securities	20	16
Foreign corporate securities	16	19
Commercial mortgage-backed securities	12	11
Asset-backed securities	11	13
State and political subdivision securities	3	3
Foreign government securities	1	1
Other	7	4

Total	100%	100%

Industry:
Mortgage-backed	32%	27%
Finance	27	24
Asset-backed	11	13
Consumer	7	11
Utility	5	8
Communications	3	5
Industrial	2	4
Foreign government	5	1
Other	8	7

Total	100%	100%

Evaluating Temporarily Impaired Investments

At June 30, 2009 and December 31, 2008, $6.2 billion and $8.0 billion, respectively, of unrealized losses related to fixed maturity securities with an unrealized loss position of less than 20% of amortized cost, which represented 6% and 9%, respectively, of the amortized cost of such securities. At June 30, 2009 and December 31, 2008, $26 million and $75 million, respectively, of unrealized losses related to equity securities with an unrealized loss position of less than 20% of cost or amortized cost, which represented 10% and 13%, respectively, of the cost or amortized cost of such securities.

At June 30, 2009, $13.3 billion and $695 million of unrealized losses related to fixed maturity securities and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 37% and 39% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $13.3 billion and $695 million, $2.0 billion and $143 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months. At December 31, 2008, $20.8 billion and $903 million of unrealized losses related to fixed maturity and equity securities, respectively, with an unrealized loss position of 20% or more of cost or amortized cost, which represented 38% and 43% of the cost or amortized cost of such fixed maturity and equity securities, respectively. Of such unrealized losses of $20.8 billion and $903 million, $17.2 billion and $519 million related to fixed maturity and equity securities, respectively, that were in an unrealized loss position for a period of less than six months.

The Company held 469 fixed maturity securities and 23 equity securities, each with a gross unrealized loss at June 30, 2009 of greater than $10 million. These 469 fixed maturity securities represented 50%, or $9.7 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 23 equity securities represented 70%, or $506 million in the aggregate, of the gross unrealized loss on equity securities. The Company held 699 fixed maturity securities and 33 equity securities, each with a gross unrealized loss at December 31, 2008 of greater than $10 million. These 699 fixed maturity securities represented 50%, or $14.5 billion in the aggregate, of the gross unrealized loss on fixed maturity securities. These 33 equity securities represented 71%, or $699 million in the aggregate, of the gross unrealized loss on equity securities. The fixed maturity and equity securities, each with a gross unrealized loss greater than $10 million, decreased $6.3 billion and $5.0 billion during the three months and six months ended June 30, 2009, respectively. These securities were included in the regular evaluation of whether such investments are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and its current intentions and assessments (as applicable to the type of security) about holding, selling, and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

In the Company’s impairment review process, the duration of, and severity of, an unrealized loss position, such as unrealized losses of 20% or more for equity securities, which was $695 million and $903 million at June 30, 2009 and December 31, 2008, respectively, is given greater weight and consideration, than for fixed maturity securities. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for an equity security, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

Equity securities with an unrealized loss of 20% or more for less than six months was $143 million at June 30, 2009, of which $82 million of the unrealized losses, or 57%, were for non-redeemable preferred securities, of which $68 million, of the unrealized losses, or 83%, were for investment grade non-redeemable preferred securities. Of the $68 million of unrealized losses for investment grade non-redeemable preferred securities, $61 million of the unrealized losses, or 90%, was comprised of unrealized losses on investment grade financial services industry non-redeemable preferred securities, of which 97% were rated A or higher.

Equity securities with an unrealized loss of 20% or more for six months or greater but less than twelve months was $349 million at June 30, 2009, all of which were for non-redeemable preferred securities, of which, $248 million of the unrealized losses, or 71%, are for investment grade securities, and $243 million, or 98%, of which are within the financial services industry non-redeemable preferred securities, of which 56% were rated A or higher.

Equity securities with an unrealized loss of 20% or more for twelve months or greater was $203 million at June 30, 2009, of which $197 million of the unrealized losses, or 97%, were for investment grade non-redeemable preferred securities, within the financial services industry, of which 57% were rated A or higher.

In connection with the equity securities impairment review process at June 30, 2009, the Company evaluated its holdings in non-redeemable preferred securities, particularly those of financial services companies. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred securities with a severe or an extended unrealized loss. With respect to common stock holdings, the Company considered the duration and severity of the unrealized losses for securities in an unrealized loss position of 20% or more and the duration of the unrealized losses for securities in an unrealized loss position of 20% or less in an extended unrealized loss position (i.e. 12 months or greater).

At June 30, 2009, there were $695 million of equity securities with an unrealized loss of 20% or more, of which $634 million of the unrealized losses, or 91%, were for non-redeemable preferred securities. At June 30, 2009, $513 million of the unrealized losses of 20% or more, or 81%, of the non-redeemable preferred securities were investment grade securities, of which, $501 million of the unrealized losses of 20% or more, or 98%, are investment grade financial services industry non-redeemable preferred securities, of which 61% were rated A or higher. Also all non-redeemable preferred securities with unrealized losses of 20% or more, regardless of credit rating, have not deferred any dividend payments.

Future other-than-temporary impairments will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit rating, changes in collateral valuation, changes in interest rates, and changes in credit spreads. If economic fundamentals and any of the above factors continue to deteriorate, additional other-than-temporary impairments may be incurred in upcoming quarters. See also “— Investments — Fixed Maturity and Equity Securities Available-for-Sale.”

Impairments — OTTI Losses Recognized in Earnings.

Effective April 1, 2009 the Company adopted FSP 115-2. With the adoption of FSP 115-2, for those fixed maturity securities that are intended to be sold or for which it is more likely than not that the security will be required to be sold before recovery of the decline in fair value below amortized cost, the full OTTI loss from the fair value being less than the amortized cost is recognized in earnings. For those fixed maturity securities which the Company has no intent to sell (i.e. has not made the decision to sell) and the Company believes it is not more likely than not that it will be required to sell prior to recovery of the decline in fair value, and an assessment has been made that the amortized cost will not be fully recovered, only the OTTI credit loss component is recognized in earnings, while the remaining decline in fair value is recognized in accumulated other comprehensive income (loss), not in earnings, as a noncredit OTTI loss. Prior to the adoption of this new guidance, the Company recognized an OTTI loss in earnings for a fixed maturity security in an unrealized loss position unless it could assert that it had both the intent and ability to hold the fixed maturity security for a period of time to allow for a recovery of fair value to the security’s amortized cost basis. There was no change for equity securities which, when an OTTI loss has occurred, continue to be impaired for the entire difference between the equity security’s cost or amortized cost and its fair value with a corresponding charge to earnings. The discussion below describes the Company’s methodology and significant inputs used to determine the amount of the credit loss effective April 1, 2009.

In order to determine the amount of the credit loss for a fixed maturity security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received. The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

When determining the collectability and the period over which the fixed maturity security is expected to recover, the Company applies the same considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies. Additional considerations are made when assessing the unique features that apply to certain structured securities such as residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as follows:

	Fixed Maturity Securities				Equity Securities
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Proceeds	$7,573	$14,018	$19,351	$26,809	$195	$358	$253	$630

Gross investment gains	189	131	545	290	13	70	20	147

Gross investment losses	(235)	(298)	(647)	(586)	(49)	(14)	(67)	(40)

Total OTTI losses recognized in earnings:
Credit-related	(287)	(136)	(743)	(210)	—	—	—	—
Other(1)	(45)	(3)	(142)	(3)	(72)	(56)	(330)	(117)

Total OTTI losses recognized in earnings	(332)	(139)	(885)	(213)	(72)	(56)	(330)	(117)

Net investment gains (losses)	$(378)	$(306)	$(987)	$(509)	$(108)	$—	$(377)	$(10)

(1)	Other OTTI losses recognized in earnings include impairments on equity securities, impairments on non-redeemable preferred securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position, and fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in fair value.

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings.  Impairments of fixed maturity and equity securities were $404 million and $1,215 million for the three months and six months ended June 30, 2009, respectively, and $195 million and $330 million for the three months and six months ended June 30, 2008, respectively. Impairments of fixed maturity securities were $332 million and $885 million for the three months and six months ended June 30, 2009, respectively, and $139 million and $213 million for the three months and six months ended June 30, 2008, respectively. Impairments of equity securities were $72 million and $330 million for the three months and six months ended June 30, 2009, respectively, and $56 million and $117 million for the three months and six months ended June 30, 2008, respectively.

The Company’s credit-related impairments of fixed maturity securities were $287 million and $743 million for the three months and six months ended June 30, 2009, respectively, and $136 million and $210 million for the three months and six months ended June 30, 2008, respectively.

The Company’s three largest impairments totaled $91 million and $320 million for the three months and six months ended June 30, 2009 and $69 million and $96 million for the three months and six months ended June 30, 2008, respectively.

The Company records OTTI losses charged to earnings as investment losses and adjusts the cost basis of the fixed maturity and equity securities accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.

The Company sold or disposed of fixed maturity and equity securities at a loss that had an estimated fair value of $1.9 billion and $5.3 billion during the three months and six months ended June 30, 2009 and $7.5 billion and $13.0 billion for the three months and six months ended June 30, 2008, respectively. Gross losses excluding impairments for fixed maturity and equity securities were $284 million and $714 million for the three months and six months ended June 30, 2009 and $312 million and $626 million for the three months and six months ended June 30, 2008, respectively.

Three Months and Six Months Ended June 30, 2009 — Financial Services Industry including Perpetual Hybrid Securities Impairments.  Of the fixed maturity and equity securities impairments of $404 million and $1,215 million for the three months and six months ended June 30, 2009, respectively, $127 million and $478 million were concentrated in the Company’s financial services industry holdings including $68 million and $361 million of perpetual hybrid securities, some classified as fixed maturity securities and some classified as non-redeemable preferred stock. The financial services industry impairments of $127 million and $478 million for the three months and six months ended June 30, 2009, respectively, were comprised of $67 million and $188 million, respectively, in impairments on fixed maturity securities and $60 million and $290 million, respectively, in impairments on equity securities, of which $8 million and $102 million and $60 million and $260 million were perpetual hybrid securities included within fixed maturity securities and non-redeemable preferred stock, respectively. The circumstances that gave rise to these financial services industry impairments during the three months and six months ended June 30, 2009 were financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments for the issuers. In addition, impairments on perpetual hybrid securities during the three months and six months ended June 30, 2009 were a result of deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position.

Three Months and Six Months Ended June 30, 2009 — Summary of Fixed Maturity Security Impairments.  Overall OTTI losses recognized in earnings on fixed maturity securities were $332 million and $885 million for the three months and six months ended June 30, 2009, respectively. This substantial increase over the prior year periods were driven by impairments across several industries and sectors as shown in the table below. The circumstances that gave rise to these impairments were financial restructurings, bankruptcy filings, ratings downgrades or difficult underlying operating environments for the issuers. Overall, $287 million and $743 million of the impairments were considered to be credit-related impairments on fixed maturity securities.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In millions)

U.S. and foreign corporate securities
Communications	$61	$—	$203	$17
Finance	67	83	188	114
Consumer	74	45	164	48
Utility	43	1	76	1
Industrial	3	—	20	—
Other	2	3	26	5

Total U.S. and foreign corporate securities	250	135	677	185
Asset-backed securities	28	4	94	28
Residential mortgage-backed securities	20	—	78	—
Commercial mortgage-backed securities	34	—	36	—

Total	$332	$139	$885	$213

Three Months and Six Months Ended June 30, 2009 — Summary of Equity Security Impairments.  Equity security impairments recorded in the three months and six months ended June 30, 2009 totaled $72 million and $330 million, respectively. Included within the $72 million and $330 million of impairments on equity securities in the three months and six months ended June 30, 2009, respectively are $60 million and $290 million of impairments on financial services industry perpetual hybrid securities where there had been a deterioration in the credit rating of the issuer to below investment grade and due to a severe and extended unrealized loss position and $12 million and $40 million of impairments across several industries including communications and consumer. With respect to common stock holdings, the Company considered the duration and severity of the securities in an unrealized loss position of 20% or more; and the duration of the securities in an unrealized loss position of 20% or less with an extended unrealized loss position (i.e.12 months or greater) in determining the other-than-temporary impairment charge for such securities.

The $72 million and $56 million of equity security impairments in the three months ended June 30, 2009 and 2008, respectively, and $330 million and $117 million in the six months ended June 30, 2009 and 2008, respectively, related to the following sectors:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Common stock	$12	$55	$50	$79
Non-redeemable preferred stock	60	1	280	38

Total	$72	$56	$330	$117

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

Credit loss Rollforward — Rollforward of the Cumulative Credit Loss Component of OTTI Loss Recognized in Earnings on Fixed Maturity Securities Still Held for Which a Portion of the OTTI Loss was Recognized in Other Comprehensive Loss

The table below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive loss and are still held on June 30, 2009.

Three Months
Ended
June 30, 2009
(In millions)

Balance, beginning of period	$—
Credit loss component of OTTI loss not reclassified to other comprehensive loss in the cumulative effect transition adjustment	230
Additions:
Initial impairments — credit loss OTTI recognized in the current period on securities not previously impaired	152
Additional impairments — credit loss OTTI recognized in the current period on securities previously impaired	5
Reductions:
Due to sales (or maturities, pay downs or prepayments) during the period of securities previously credit loss OTTI impaired	(7)

Balance, end of period	$380

Corporate Fixed Maturity Securities.  The table below shows the major industry types that comprise the corporate securities holdings at:

	June 30, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Foreign (1)	$33,607	33.7%	$29,679	32.0%
Industrial	15,312	15.4	13,324	14.3
Consumer	14,948	15.0	13,122	14.1
Utility	13,697	13.8	12,434	13.4
Finance	13,482	13.5	14,996	16.1
Communications	5,898	5.9	5,714	6.1
Other	2,644	2.7	3,713	4.0

Total	$99,588	100.0%	$92,982	100.0%

(1)	Includes U.S. Dollar-denominated debt obligations of foreign obligors and other fixed maturity securities foreign investments.

The Company maintains a diversified corporate fixed maturity portfolio across industries and issuers. The portfolio does not have exposure to any single issuer in excess of 1% of the total investments. At June 30, 2009 and December 31, 2008, the Company’s combined holdings in the ten issuers to which it had the greatest exposure totaled $7.7 billion and $8.4 billion, respectively, the total of these ten issuers being less than 3% of the Company’s total investments at such dates. The largest exposure to a single issuer of corporate fixed maturity securities held at June 30, 2009 and December 31, 2008 was $1.1 billion and $1.5 billion, respectively.

Structured Securities.  The following table shows the types of structured securities the Company held at:

	June 30, 2009		December 31, 2008
	Estimated	% of	Estimated	% of
	Fair Value	Total	Fair Value	Total
	(In millions)

Residential mortgage-backed securities:
Collateralized mortgage obligations	$24,555	36.0%	$26,025	44.0%
Pass-through securities	17,243	25.3	10,003	16.8

Total residential mortgage-backed securities	41,798	61.3	36,028	60.8
Commercial mortgage-backed securities	13,995	20.5	12,644	21.4
Asset-backed securities	12,414	18.2	10,523	17.8

Total	$68,207	100.0%	$59,195	100.0%

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

Residential Mortgage-Backed Securities.  The Company’s residential mortgage-backed securities portfolio consists of agency, prime and alternative residential mortgage loans (“Alt-A”) securities of 75%, 18% and 7% of the total holdings, respectively, at June 30, 2009 and 68%, 23% and 9% of the total holdings, respectively, at December 31, 2008. At June 30, 2009 and December 31, 2008, $34.5 billion and $33.3 billion, respectively, or 83% and 92%, respectively, of the residential mortgage-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch. The majority of the agency residential mortgage-backed securities are guaranteed or otherwise supported by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Government National Mortgage Association. In September 2008, the U.S. Treasury announced that FNMA and FHLMC had been placed into conservatorship. Prime residential mortgage lending includes the origination of residential mortgage loans to the most credit-worthy customers with high quality credit profiles. Alt-A residential mortgage loans are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At June 30, 2009 and December 31, 2008, the Company’s Alt-A residential mortgage-backed securities holdings at estimated fair value was $3.1 billion and $3.4 billion, respectively, with an unrealized loss of $1.8 billion and $2.0 billion, respectively. At June 30, 2009 and December 31, 2008, $0.5 billion and $2.1 billion, respectively, or 16% and 63%, respectively, of the Company’s Alt-A residential mortgage-backed securities were rated Aa/AA or better by Moody’s, S&P or Fitch. At June 30, 2009, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 2% in the 2009 vintage year, 25% in the 2007 vintage year and 73% in the 2006 and prior vintage years. At December 31, 2008, the Company’s Alt-A holdings are distributed by vintage year as follows at estimated fair value: 23% in the 2007 vintage year, 25% in the 2006 vintage year and 52% in the 2005 and prior vintage years. Vintage year refers to the year of origination and not to the year of purchase. In January 2009 Moody’s revised its loss projections for Alt-A residential mortgage-backed securities and downgraded virtually all 2006 and 2007 vintage year Alt-A securities to below investment grade, contributing to the substantial decrease cited above in our Alt-A securities holdings rated Aa/AA or better. Our analysis suggests that Moody’s is applying essentially the same default methodology to all Alt-A bonds regardless of the underlying collateral. The Company’s Alt-A portfolio has superior structure to the overall Alt-A market. At June 30, 2009, the Company’s Alt-A portfolio is 87% fixed rate collateral, has zero exposure to option ARM mortgages and has only 13% hybrid ARMs. At December 31, 2008, the Company’s Alt-A portfolio is 88% fixed rate collateral, has zero exposure to option ARM mortgages and has only 12% hybrid ARMs. Fixed rate mortgages have performed better than both option ARMs and hybrid ARMs. Additionally, 84% and 83% at June 30, 2009 and December 31, 2008, respectively, of the Company’s Alt-A portfolio has super senior credit enhancement, which typically provides double the credit enhancement of a standard AAA rated bond. Based upon the analysis of the Company’s exposure to Alt-A mortgage loans through its investment in residential mortgage-backed securities, the Company continues to expect to receive payments in accordance with the contractual terms of the securities.

Asset-Backed Securities.  The Company’s asset-backed securities are diversified both by sector and by issuer. At June 30, 2009, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, student loan receivables, residential mortgage-backed securities backed by sub-prime mortgage, and automobile receivables loans of 57%, 13%, 8% and 8% of the total holdings, respectively. At December 31, 2008, the largest exposures in the Company’s asset-backed securities portfolio were credit card receivables, student loan receivables, automobile receivables and residential mortgage-backed securities backed by sub-prime mortgage loans of 49%, 10%, 10% and 10% of the total holdings, respectively. At June 30, 2009 and December 31, 2008, the Company’s holdings in asset-backed securities were $12.4 billion and $10.5 billion, respectively, at estimated fair value. At June 30, 2009 and December 31, 2008, $9.5 billion and $7.9 billion, respectively, or 77% and 75%, respectively, of total asset-backed securities were rated Aaa/AAA by Moody’s, S&P or Fitch.

The Company’s asset-backed securities included in the structured securities table above include exposure to residential mortgage-backed securities backed by sub-prime mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. The Company’s exposure exists through investment in asset-backed securities which are supported by sub-prime mortgage loans. The slowing U.S. housing market, greater use of affordable mortgage products and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially within the 2006 and 2007 vintage year. Vintage year refers to the year of origination and not to the year of purchase. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2008 to June 30, 2009. Based upon the analysis of the Company’s sub-prime mortgage loans through its investment in asset-backed securities, the Company expects to receive payments in accordance with the contractual terms of the securities.

The following table shows the Company’s exposure to asset-backed securities supported by sub-prime mortgage loans by credit quality and by vintage year:

	June 30, 2009
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$83	$58	$73	$52	$22	$10	$18	$10	$77	$42	$273	$172
2004	104	48	373	204	17	7	36	17	2	1	532	277
2005	74	39	225	101	39	25	31	22	241	135	610	322
2006	59	49	62	32	—	—	22	6	93	44	236	131
2007	—	—	78	30	—	—	—	—	39	15	117	45
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$320	$194	$811	$419	$78	$42	$107	$55	$452	$237	$1,768	$947

	December 31, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$96	$77	$92	$72	$26	$16	$83	$53	$8	$4	$305	$222
2004	129	70	372	204	5	3	37	28	2	1	545	306
2005	357	227	186	114	20	11	79	46	4	4	646	402
2006	146	106	69	30	15	10	26	7	2	2	258	155
2007	—	—	78	33	35	21	2	2	3	1	118	57
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total	$728	$480	$797	$453	$101	$61	$227	$136	$19	$12	$1,872	$1,142

At June 30, 2009 and December 31, 2008, the Company had asset-backed securities supported by sub-prime mortgage loans with estimated fair values of $0.9 billion and $1.1 billion, respectively, and unrealized losses of

$821 million and $730 million, respectively, as outlined in the tables above. At June 30, 2009, approximately 65% of the portfolio is rated Aa or better of which 82% was in vintage year 2005 and prior. At December 31, 2008, approximately 82% of the portfolio was rated Aa or better of which 82% was in vintage year 2005 and prior. These older vintages benefit from better underwriting, improved enhancement levels and higher residential property price appreciation. At June 30, 2009, 39% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 20% and 5% were guaranteed by financial guarantee insurers who were Aa and A rated, respectively. At December 31, 2008, 37% of the asset-backed securities backed by sub-prime mortgage loans have been guaranteed by financial guarantee insurers, of which 19% and 37% were guaranteed by financial guarantee insurers who were Aa and Baa rated, respectively. At June 30, 2009 and December 31, 2008, all of the $0.9 billion and $1.1 billion, respectively, of asset-backed securities supported by sub-prime mortgage loans were classified as Level 3 fixed maturity securities.

Asset-backed securities also include collateralized debt obligations backed by sub-prime mortgage loans at an aggregate cost of $19 million with an estimated fair value of $4 million at June 30, 2009 and an aggregate cost of $20 million with an estimated fair value of $10 million at December 31, 2008, which are not included in the tables above.

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

At June 30, 2009 and December 31, 2008, the Company’s holdings in commercial mortgage-backed securities were $14.0 billion and $12.6 billion, respectively, at estimated fair value. At June 30, 2009 and December 31, 2008, $13.0 billion and $11.8 billion, respectively, of the estimated fair value, or 93% for both years, of commercial mortgage-backed securities was rated Aaa/AAA by Moody’s, S&P or Fitch. At both June 30, 2009 and December 31, 2008, the rating distribution of the Company’s commercial mortgage-backed securities holdings was as follows: 93% Aaa, 4% Aa, 1% A, 1% Baa and 1% Ba or below. At June 30, 2009 and December 31, 2008, 85% and 84%, respectively, of the holdings were in the 2005 and prior vintage years. At June 30, 2009 and December 31, 2008, the Company had no exposure to CMBX securities and its holdings of commercial real estate debt obligations securities were $111 million and $121 million, respectively, at estimated fair value. The weighted average credit enhancement of the Company’s commercial mortgage-backed securities holdings at June 30, 2009 and December 31, 2008 was 28% and 26%, respectively. This credit enhancement percentage represents the current weighted average estimated percentage of outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar of loss of principal. The credit protection does not include any equity interest or property value in excess of outstanding debt.

The following table shows the Company’s exposure to commercial mortgage-backed securities by credit quality and by vintage year:

	June 30, 2009
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$5,950	$5,883	$422	$344	$192	$139	$54	$31	$36	$14	$6,654	$6,411
2004	2,568	2,372	211	117	139	59	47	13	84	43	3,049	2,604
2005	3,293	2,776	172	62	19	5	35	13	26	11	3,545	2,867
2006	1,783	1,395	54	33	79	29	94	45	—	—	2,010	1,502
2007	999	542	34	29	47	29	3	2	10	9	1,093	611
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—

Total	$14,593	$12,968	$893	$585	$476	$261	$233	$104	$156	$77	$16,351	$13,995

	December 31, 2008
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair	Cost or	Fair
	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value	Amortized Cost	Value
	(In millions)

2003 & Prior	$5,428	$4,975	$424	$272	$213	$124	$51	$24	$42	$17	$6,158	$5,412
2004	2,630	2,255	205	100	114	41	47	11	102	50	3,098	2,457
2005	3,403	2,664	187	49	40	13	5	1	18	10	3,653	2,737
2006	1,825	1,348	110	39	25	14	94	36	—	—	2,054	1,437
2007	999	535	43	28	63	28	10	9	—	—	1,115	600
2008	1	1	—	—	—	—	—	—	—	—	1	1

Total	$14,286	$11,778	$969	$488	$455	$220	$207	$81	$162	$77	$16,079	$12,644

Securities Lending

The Company participates in securities lending programs whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily major brokerage firms and commercial banks. The Company generally obtains collateral in an amount equal to 102% of the estimated fair value of the loaned securities to be obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. During the extraordinary market events occurring beginning in the fourth quarter of 2008, the Company, in limited instances, accepted collateral less than 102% at the inception of certain loans, but never less than 100%, of the estimated fair value of such loaned securities. These loans involved U.S. Government Treasury Bills which are considered to have limited variation in their estimated fair value during the term of the loan. Securities with a cost or amortized cost of $20.7 billion and $20.8 billion and an estimated fair value of $20.9 billion and $22.9 billion were on loan under the program at June 30, 2009 and December 31, 2008, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. The Company was liable for cash collateral under its control of $21.5 billion and $23.3 billion at June 30, 2009 and December 31, 2008, respectively. Of this $21.5 billion of cash collateral at June 30, 2009, $2.4 billion was on open terms, meaning that the related loaned security could be returned to the Company on the next business day requiring return of cash collateral and $11.0 billion, $4.0 billion, $2.4 billion and $1.7 billion, respectively, were due within 30 days, 60 days, 90 days and over 90 days. The estimated fair value of the securities related to the cash collateral on open terms at June 30, 2009 has been reduced to $2.3 billion from $5.0 billion at December 31, 2008. Substantially all (99%) of the $2.3 billion of estimated fair value of the securities related to the cash collateral on open terms at June 30, 2009 were U.S. Treasury, agency and government guaranteed securities which, if put to the Company, can be immediately sold to satisfy the cash requirements. The remainder of the securities on loan are primarily U.S. Treasury, agency, and government guaranteed securities and very liquid residential mortgage-backed securities. Within the U.S. Treasury securities on loan, they are primarily holdings of on-the-run U.S. Treasury securities, the most liquid U.S. Treasury securities available. If these high quality securities that are on loan are put back to the Company, the proceeds from immediately selling these securities can be used to satisfy the related cash requirements. The estimated fair value of the reinvestment portfolio acquired with the cash collateral was $19.6 billion at June 30, 2009, and consisted principally of fixed maturity securities (including residential mortgage-backed, asset-backed, U.S. corporate and foreign corporate securities). If the on loan securities or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demand when securities are put back to the Company.

The following table represents, at June 30, 2009, when the Company may be obligated to return cash collateral received in connection with its securities lending program. Cash collateral is required to be returned when the related loaned security is returned to the Company.

	June 30, 2009
	Cash Collateral	% of Total
	(In millions)

Open	$2,419	11.3%
Less than thirty days	10,973	51.1
Greater than thirty days to sixty days	3,969	18.5
Greater than sixty days to ninety days	2,372	11.0
Greater than ninety days	1,752	8.1

Total	$21,485	100.0%

Security collateral of $29 million and $279 million on deposit from counterparties in connection with the securities lending transactions at June 30, 2009 and December 31, 2008, respectively, may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Assets on Deposit, Held in Trust and Pledged as Collateral

The assets on deposit, assets held in trust and assets pledged as collateral are summarized in the table below. The amounts presented in the table below are at estimated fair value for cash, fixed maturity and equity securities and at carrying value for mortgage loans.

	June 30, 2009	December 31, 2008
	(In millions)

Assets on deposit:
Regulatory agencies (1)	$1,279	$1,282
Assets held in trust:
Collateral financing arrangements (2)	5,750	4,754
Reinsurance arrangements (3)	1,244	1,714
Assets pledged as collateral:
Debt and funding agreements — FHLB of NY (4)	22,065	20,880
Debt and funding agreements — FHLB of Boston (4)	434	1,284
Funding agreements — Farmer MAC (5)	2,870	2,875
Federal Reserve Bank of New York (6)	2,961	1,577
Collateral financing arrangements — Holding Company (7)	123	316
Derivative transactions (8)	1,257	1,744
Short sale agreements (9)	545	346
Other	190	180

Total assets on deposit, held in trust and pledged as collateral	$38,718	$36,952

(1)	The Company had investment assets on deposit with regulatory agencies consisting primarily of fixed maturity and equity securities.

(2)	The Company held in trust cash and securities, primarily fixed maturity and equity securities to satisfy collateral requirements. The Company has also pledged certain fixed maturity securities in support of the collateral financing arrangements described in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

(3)	The Company has pledged certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(4)	The Company has pledged fixed maturity securities and mortgage loans in support of its debt and funding agreements with the FHLB of NY and has pledged fixed maturity securities to the FHLB of Boston. The nature of these Federal Home Loan Bank arrangements are described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(5)	The Company has pledged certain agricultural real estate mortgage loans in connection with funding agreements with the Federal Agricultural Mortgage Corporation (“Farmer MAC”). The nature of the Farmer MAC arrangement is described in Note 7 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report.

(6)	The Company has pledged qualifying mortgage loans and securities in connection with collateralized borrowings from the Federal Reserve Bank of New York’s Term Auction Facility. The nature of the Federal Reserve Bank of New York arrangement is described in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

(7)	The Holding Company has pledged certain collateral in support of the collateral financing arrangements described in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

(8)	Certain of the Company’s invested assets are pledged as collateral for various derivative transactions as described in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

(9)	Certain of the Company’s trading securities are pledged to secure liabilities associated with short sale agreements in the trading securities portfolio as described in the following section.

See also “— Investments — Securities Lending” for the amount of the Company’s cash and invested assets received from and due back to counterparties pursuant to the securities lending program.

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

At June 30, 2009 and December 31, 2008, trading securities at estimated fair value were $1,471 million and $946 million, respectively, and liabilities associated with the short sale agreements in the trading securities portfolio, which were included in other liabilities, were $201 million and $57 million, respectively. The Company had pledged $545 million and $346 million of its assets, at estimated fair value, consisting of trading securities and cash and cash equivalents, as collateral to secure the liabilities associated with the short sale agreements in the trading securities portfolio at June 30, 2009 and December 31, 2008, respectively.

Interest and dividends earned on trading securities, in addition to the net realized gains (losses) and subsequent changes in estimated fair value recognized on the trading securities and the related short sale agreement liabilities included within net investment income, totaled $130 million and $147 million for the three months and six months ended June 30, 2009, respectively, and $9 million and ($42) million for the three months and six months ended June 30, 2008, respectively. Changes in estimated fair value in net investment income of such trading securities and short sale agreement liabilities were $141 million and $143 million for the three months and six months ended June 30, 2009, respectively, and ($4) million and ($47) million for the three months and six months ended June 30, 2008, respectively.

The trading securities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2009
	Trading		Trading
	Securities		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$1,134	77%	$142	71%
Significant other observable inputs (Level 2)	265	18	—	—
Significant unobservable inputs (Level 3)	72	5	59	29%

Total estimated fair value	$1,471	100%	$201	100%

A rollforward of the fair value measurements for trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2009 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
	(In millions)

Balance, beginning of period	$105	$175
Total realized/unrealized gains (losses) included in:
Earnings	6	7
Purchases, sales, issuances and settlements	(39)	(104)
Transfer in and/or out of Level 3	—	(6)

Balance, end of period	$72	$72

See “— Summary of Critical Accounting Estimates” for further information on the estimates and assumptions that affect the amounts reported above.

Mortgage and Consumer Loans

The Company’s mortgage and consumer loans are principally collateralized by commercial, agricultural and residential properties, as well as automobiles. Mortgage and consumer loans comprised 16.1% and 15.9% of the Company’s total cash and invested assets at June 30, 2009 and December 31, 2008, respectively. The carrying value of mortgage and consumer loans is stated at original cost net of repayments, amortization of premiums, accretion of discounts and valuation allowances, except for residential mortgage loans held-for-sale accounted for under the fair value option which are carried at estimated fair value, as determined on a recurring basis and certain commercial and residential mortgage loans carried at the lower of cost or estimated fair value, as determined on a nonrecurring basis. The following table shows the carrying value of the Company’s mortgage and consumer loans by type at:

	June 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Commercial mortgage loans	$35,017	66.7%	$35,965	70.1%
Agricultural mortgage loans	11,913	22.7	12,234	23.8
Consumer loans	1,299	2.5	1,153	2.2

Loans held-for-investment	48,229	91.9	49,352	96.1
Mortgage loans held-for-sale	4,271	8.1	2,012	3.9

Total	$52,500	100.0%	$51,364	100.0%

At June 30, 2009 and December 31, 2008, mortgage loans held-for-sale include $4,258 million and $1,975 million, respectively, of residential mortgage loans held-for-sale carried under the fair value option, which included $4,122 million and $1,798 million of Level 2 mortgage loans held-for-sale and $136 million and $177 million of Level 3 mortgage loans held-for-sale at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, mortgage loans held-for-sale also include $13 million and $37 million, respectively, of commercial and residential mortgage loans held-for-sale which are carried at the lower of amortized cost or estimated fair value.

At June 30, 2009, the Company held $124 million in impaired mortgage loans of which $111 million was related to mortgage loans held-for-investment and $13 million was related to certain mortgage loans held-for-sale. At December 31, 2008, the Company held $220 million in impaired mortgage loans, of which $188 million was related to mortgage loans held-for-investment and $32 million to certain mortgage loans held-for-sale. These impaired mortgage loans are carried at their estimated fair values at the time such impairments were recognized. Estimated fair values for impaired mortgage loans are based on independent broker quotations or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the value of the underlying collateral. Impairments to estimated fair value of less than $1 million and $13 million for the three months ended June 30, 2009 and 2008, respectively, and $26 million and $42 million for the six months ended June 30, 2009 and 2008, respectively, were recognized within net investment gains (losses). These impairments to estimated fair value represent nonrecurring fair value measurements that have been categorized as Level 3 due to the lack of price transparency inherent in the limited markets for such mortgage loans.

Commercial Mortgage Loans By Geographic Region and Property Type.  The Company diversifies its commercial mortgage loans by both geographic region and property type. The following table presents the distribution across geographic regions and property types for commercial mortgage loans held-for-investment at:

	June 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
	(In millions)

Region
Pacific	$8,679	24.8%	$8,837	24.6%
South Atlantic	7,627	21.8	8,101	22.5
Middle Atlantic	5,879	16.8	5,931	16.5
International	3,461	9.9	3,414	9.5
West South Central	2,908	8.3	3,070	8.5
East North Central	2,561	7.3	2,591	7.2
New England	1,465	4.2	1,529	4.3
Mountain	1,044	3.0	1,052	2.9
West North Central	677	1.9	716	2.0
East South Central	462	1.3	468	1.3
Other	254	0.7	256	0.7

Total	$35,017	100.0%	$35,965	100.0%

Property Type
Office	$14,832	42.3%	$15,307	42.6%
Retail	7,941	22.7	8,038	22.3
Apartments	3,838	11.0	4,113	11.4
Hotel	3,076	8.8	3,078	8.6
Industrial	2,802	8.0	2,901	8.1
Other	2,528	7.2	2,528	7.0

Total	$35,017	100.0%	$35,965	100.0%

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

Recent economic events causing deteriorating market conditions, low levels of liquidity and credit spread widening have all adversely impacted the mortgage and consumer loan markets. As a result, commercial real estate, agricultural and residential loan market fundamentals have weakened. The Company expects continued pressure on these fundamentals, including but not limited to declining rent growth, increased vacancies, rising delinquencies and declining property values. These deteriorating factors have been considered in the Company’s ongoing, systematic and comprehensive review of the mortgage and consumer loan portfolios, resulting in higher writedown amounts and valuation allowances for the three months and six months ended June 30, 2009 as compared to the prior periods.

The following table presents the amortized cost and valuation allowance for commercial mortgage loans held-for-investment distributed by loan classification at:

	June 30, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$35,416	100.0%	$408	1.2%	$36,192	100.0%	$232	0.6%
Restructured	—	—	—	—%	—	—	—	—%
Potentially delinquent	25	—	24	96.0%	2	—	—	—%
Delinquent or under foreclosure	8	—	—	—%	3	—	—	—%

Total	$35,449	100.0%	$432	1.2%	$36,197	100.0%	$232	0.6%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for commercial mortgage loans held-for-investment for the:

Six Months
Ended
June 30, 2009
(In millions)

Balance, beginning of period	$232
Additions	218
Deductions	(18)

Balance, end of period	$432

Agricultural Mortgage Loans.  The Company diversifies its agricultural mortgage loans held-for-investment by both geographic region and product type.

Of the $12.0 billion of agricultural mortgage loans outstanding at June 30, 2009, 56% were subject to rate resets prior to maturity. A substantial portion of these loans has been successfully renegotiated and remain outstanding to maturity. The process and policies for monitoring the agricultural mortgage loans and classifying them by performance status are generally the same as those for the commercial loans.

The following table presents the amortized cost and valuation allowances for agricultural mortgage loans held-for-investment distributed by loan classification at:

	June 30, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$11,778	98.1%	$37	0.3%	$12,054	98.0%	$16	0.1%
Restructured	—	—	—	—%	1	—	—	—%
Potentially delinquent	100	0.8	24	24.0%	133	1.1	18	13.5%
Delinquent or under foreclosure	131	1.1	35	26.7%	107	0.9	27	25.2%

Total	$12,009	100.0%	$96	0.8%	$12,295	100.0%	$61	0.5%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for agricultural mortgage loans held-for-investment for the:

Six Months
Ended
June 30, 2009
(In millions)

Balance, beginning of period	$61
Additions	50
Deductions	(15)

Balance, end of period	$96

Consumer Loans.  Consumer loans consist of residential mortgage loans and auto loans held-for-investment.

The following table presents the amortized cost and valuation allowances for consumer loans held-for-investment distributed by loan classification at:

	June 30, 2009				December 31, 2008
				% of				% of
	Amortized	% of	Valuation	Amortized	Amortized	% of	Valuation	Amortized
	Cost (1)	Total	Allowance	Cost	Cost (1)	Total	Allowance	Cost
	(In millions)

Performing	$1,244	94.7%	$15	1.2%	$1,116	95.8%	$11	1.0%
Restructured	1	0.1	—	—	—	—	—	—
Potentially delinquent	24	1.8	—	—	17	1.5	—	—
Delinquent or under foreclosure	45	3.4	—	—	31	2.7	—	—

Total	$1,314	100.0%	$15	1.1%	$1,164	100.0%	$11	0.9%

(1)	Amortized cost is equal to carrying value before valuation allowances.

The following table presents the changes in valuation allowances for consumer loans held-for-investment for the:

Six Months
Ended
June 30, 2009
(In millions)

Balance, beginning of period	$11
Additions	7
Deductions	(3)

Balance, end of period	$15

Real Estate Holdings

The Company’s real estate holdings consist of commercial properties located primarily in the United States. At June 30, 2009 and December 31, 2008, the carrying value of the Company’s real estate, real estate joint ventures and real estate held-for-sale was $7.3 billion and $7.6 billion, respectively, or 2.2% and 2.4%, respectively, of total cash and invested assets. The carrying value of real estate is stated at depreciated cost net of impairments and valuation allowances. The carrying value of equity method real estate joint ventures is stated at the Company’s equity, while cost method real estate joint ventures are stated at cost net of impairments and valuation allowances.

The following table presents the carrying value of the Company’s real estate holdings at:

	June 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Real estate	$4,068	55.8%	$4,061	53.5%
Real estate joint ventures	3,141	43.0	3,522	46.5
Foreclosed real estate	86	1.2	2	—

	7,295	100.0	7,585	100.0
Real estate held-for-sale	1	—	1	—

Total real estate holdings	$7,296	100.0%	$7,586	100.0%

The Company’s carrying value of real estate held-for-sale of $1 million at both June 30, 2009 and December 31, 2008, has been reduced by impairments of $1 million at both June 30, 2009 and December 31, 2008.

The Company records real estate acquired upon foreclosure of commercial and agricultural mortgage loans at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Net investment income from real estate joint ventures and funds within the real estate and real estate joint venture caption represents distributions for investments accounted for under the cost method and equity in earnings for investments accounted for under the equity method. For the three months and six months ended June 30, 2009, net investment income (loss) from real estate and real estate joint ventures was ($71) million and ($156) million, respectively. For the three months and six months ended June 30, 2008, net investment income (loss) from real estate and real estate joint ventures was $206 million and $380 million, respectively. The negative returns from real estate and real estate joint ventures in both the three months and six months ended June 30, 2009 and the year over year decrease of net investment income (loss) of $277 million and $536 million for the three month and six month periods ended June 30, 2009 compared to the prior year periods was primarily from declining property valuations on real estate held by certain real estate investment funds that carry their real estate at fair value and operating losses incurred on real estate properties that were developed for sale by real estate development joint ventures, in excess of earnings from wholly-owned real estate. The commercial real estate properties underlying real estate investment funds have experienced declines in value driven by capital market factors and deteriorating market conditions, which has led to declining property valuations, while the real estate development joint ventures have experienced fewer property sales due to declining real estate market fundamentals and decreased availability of real estate lending to finance transactions. For equity method real estate joint ventures and funds, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. Accordingly, those financial statements are received and reviewed on a lag basis after the close of the joint ventures’ or funds’ financial reporting periods, and the Company records the equity in earnings, generally on a one reporting period lag. In addition, due to the lag in reporting of the joint ventures’ and funds’ results to the Company, the volatility in the real estate markets experienced in first and second quarter of 2009, may unfavorably impact net investment income in subsequent quarters in 2009, as those results are reported to the Company.

At June 30, 2009, the Company held $69 million in cost basis real estate joint ventures which were impaired based on the underlying real estate joint venture financial statements. These real estate joint ventures were recorded at estimated fair value and represent a nonrecurring fair value measurement. The estimated fair value was categorized as Level 3. Included within net investment gains (losses) for such real estate joint ventures are impairments of $68 million for the three months and six months ended June 30, 2009, respectively.

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $5.2 billion and $6.0 billion at June 30, 2009 and December 31, 2008, respectively. Included within other limited partnership interests at June 30, 2009 and December 31, 2008 are $1.1 billion and $1.3 billion, respectively, of hedge funds. The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor interest, has influence over the partnership’s operating and financial policies, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method for minor interest investments and when it has virtually no influence over the partnership’s operating and financial policies. For equity method limited partnership interests, the Company reports the equity in earnings based on the availability of financial statements and other periodic financial information that are substantially the same as financial statements. Accordingly, those financial statements are received and reviewed on a lag basis after the close of the partnerships’ financial reporting periods, and the Company records the equity in earnings, generally on a one reporting period lag. The Company’s investments in other limited partnership interests represented 1.6% and 1.9% of total cash and invested assets at June 30, 2009 and December 31, 2008, respectively.

For the three months and six months ended June 30, 2009, net investment income (loss) from other limited partnership interests was $72 million and ($181) million, respectively. For the three months and six months ended June 30, 2008, net investment income (loss) from other limited partnership interests was $71 million and $203 million, respectively. The negative returns from other limited partnership interests, including hedge funds, in the six months ended June 30, 2009 and the decrease of net investment income (loss) of

($384) million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, was primarily due to volatility in the equity and credit markets. Management anticipates that the significant volatility in the equity and credit markets may continue in subsequent quarters in 2009 which could continue to impact net investment income and the related yields on other limited partnership interests. In addition, due to the lag in reporting of the other limited partnership interests results to the Company, the volatility and lack of liquidity in the equity and credit markets incurred in first and second quarter of 2009, may unfavorably impact net investment income in subsequent quarters in 2009, as those results are reported to the Company.

At June 30, 2009 and December 31, 2008, the Company held $410 million and $137 million, respectively, of impaired other limited partnership interests which are accounted for using the cost basis. Impairments on cost basis limited partnership interests are recognized at estimated fair value determined from information provided in the financial statements of the underlying other limited partnership interests in the period in which the impairment is recognized. Consistent with equity securities, greater weight and consideration is given in the other limited partnership interests impairment review process, to the severity and duration of unrealized losses on such other limited partnership interests holdings. Impairments to estimated fair value for such other limited partnership interests of $245 million and $12 million for the three months ended June 30, 2009 and 2008, respectively, and $341 million and $16 million for the six months ended June 30, 2009 and 2008, respectively, were recognized within net investment gains (losses). These impairments to estimated fair value represent nonrecurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments.

Other Invested Assets

Other invested assets represents 4.1% and 5.3% of total cash and invested assets at June 30, 2009 and December 31, 2008, respectively. The following table presents the carrying value of the Company’s other invested assets at:

	June 30, 2009		December 31, 2008
	Carrying	% of	Carrying	% of
Type	Value	Total	Value	Total
	(In millions)

Freestanding derivatives with positive fair values	$6,912	52.9%	$12,306	71.3%
Leveraged leases, net of non-recourse debt	2,179	16.7	2,146	12.4
Joint venture investments	874	6.7	751	4.4
Tax credit partnerships	672	5.1	503	2.9
Funding agreements	403	3.1	394	2.3
Mortgage servicing rights	670	5.1	191	1.1
Funds withheld	483	3.7	62	0.4
Other	878	6.7	895	5.2

Total	$13,071	100.0%	$17,248	100.0%

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

Mortgage Servicing Rights

The following table presents the changes in capitalized mortgage servicing rights which are included in other invested assets for the six months ended June 30, 2009:

Carrying Value
(In millions)

Fair value, beginning of period	$191
Acquisition of mortgage servicing rights	117
Origination of mortgage servicing rights	289
Reduction due to loan payments	(61)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	133
Other changes in fair value	1

Fair value, end of period	$670

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

Short-term Investments

The carrying value of short-term investments, which include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates estimated fair value, was $8.1 billion and $13.9 billion at June 30, 2009 and December 31, 2008, respectively.

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

The following table presents the notional amount, estimated fair value, and primary underlying risk exposure of Company’s derivative financial instruments, excluding embedded derivatives, held at:

		June 30, 2009			December 31, 2008
			Current Market			Current Market
Primary Underlying		Notional	or Fair Value (1)		Notional	or Fair Value (1)
Risk Exposure	Instrument Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
				(In millions)

Interest rate	Interest rate swaps	$35,613	$1,887	$1,336	$34,060	$4,617	$1,468
	Interest rate floors	26,191	544	51	48,517	1,748	—
	Interest rate caps	22,635	183	—	24,643	11	—
	Interest rate futures	8,711	14	11	13,851	44	117
	Interest rate options	300	6	—	2,365	939	35
	Interest rate forwards	19,577	191	39	16,616	49	70
	Synthetic GICs	4,313	—	—	4,260	—	—
Foreign currency	Foreign currency swaps	17,527	1,438	1,222	19,438	1,953	1,866
	Foreign currency forwards	6,292	61	142	5,167	153	129
	Currency options	890	36	—	932	73	—
	Non-derivative hedging instruments (2)	351	—	344	351	—	323
Credit	Swap spreadlocks	—	—	—	2,338	—	99
	Credit default swaps	6,867	166	108	5,219	152	69
	Other	10	—	—	—	—	—
Equity market	Equity futures	6,345	20	10	6,057	1	88
	Equity options	23,438	2,083	659	5,153	2,150	—
	Variance swaps	11,969	283	13	9,222	416	—
	Other	250	—	98	250	—	101

	Total	$191,279	$6,912	$4,033	$198,439	$12,306	$4,365

(1)	The estimated fair value of all derivatives in an asset position are reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position are reported within other liabilities in the consolidated balance sheets.

(2)	The estimated fair value of non-derivative hedging instruments represents the amortized cost of the instruments, as adjusted for foreign currency transaction gains or losses. Non-derivative hedging instruments are reported within policyholder account balances in the consolidated balance sheets.

Hedging.  The following table presents the notional amount and estimated fair value of derivatives and non-derivative instruments designated as hedging instruments under SFAS 133 by type of hedge designation at:

	June 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Designated as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(In millions)

Fair Value Hedges:
Foreign currency swaps	$5,665	$744	$159	$6,093	$467	$550
Interest rate swaps	4,507	599	89	4,141	1,338	153

Subtotal	10,172	1,343	248	10,234	1,805	703

Cash Flow Hedges:
Foreign currency swaps	3,558	164	251	3,782	463	381
Interest rate swaps	—	—	—	286	—	6
Interest rate forwards	4,691	73	—	—	—	—
Other	10	—	—	—	—	—

Subtotal	8,259	237	251	4,068	463	387

Foreign Operations Hedges:
Foreign currency forwards	1,787	8	60	1,670	32	50
Foreign currency swaps	102	—	5	164	1	—
Non-derivative hedging instruments	351	—	344	351	—	323

Subtotal	2,240	8	409	2,185	33	373

Total Qualifying Hedges	$20,671	$1,588	$908	$16,487	$2,301	$1,463

Not Designated or Not Qualifying as Hedging.  The following table presents the notional amount and estimated fair value of derivatives that are not designated or do not qualify as hedging instruments under SFAS 133 by derivative type at:

	June 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Amount	Assets	Liabilities	Amount	Assets	Liabilities
			(In millions)

Interest rate swaps	$31,106	$1,288	$1,247	$29,633	$3,279	$1,309
Interest rate floors	26,191	544	51	48,517	1,748	—
Interest rate caps	22,635	183	—	24,643	11	—
Interest rate futures	8,711	14	11	13,851	44	117
Interest rate options	300	6	—	2,365	939	35
Interest rate forwards	14,886	118	39	16,616	49	70
Synthetic GICs	4,313	—	—	4,260	—	—
Foreign currency swaps	8,202	530	807	9,399	1,022	935
Foreign currency forwards	4,505	53	82	3,497	121	79
Currency options	890	36	—	932	73	—
Swaps spreadlocks	—	—	—	2,338	—	99
Credit default swaps	6,867	166	108	5,219	152	69
Equity futures	6,345	20	10	6,057	1	88
Equity options	23,438	2,083	659	5,153	2,150	—
Variance swaps	11,969	283	13	9,222	416	—
Other	250	—	98	250	—	101

Total non-designated or non-qualifying derivatives	$170,608	$5,324	$3,125	$181,952	$10,005	$2,902

The following table presents the effects on the consolidated statement of income of derivatives in cash flow, fair value, or non-qualifying hedge relationships:

			Policyholder
	Net Investment	Net Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses
	(In millions)

For the Three Months Ended June 30, 2009:
Non-qualifying Hedges
Interest rate swaps	$(880)	$(1)	$—	$(155)	$—
Interest rate floors	(302)	—	—	—	—
Interest rate caps	98	—	—	—	—
Interest rate futures	(366)	6	—	—	—
Equity futures	(782)	(38)	(210)	—	—
Foreign currency swaps	(240)	—	—	—	—
Foreign currency forwards	(85)	(7)	—	—	—
Currency options	(11)	—	—	—	—
Equity options	(784)	(44)	—	—	—
Interest rate options	—	—	—	2	—
Interest rate forwards	(7)	—	—	58	—
Variance swaps	(106)	(7)	—	—	—
Swap spreadlocks	9	—	—	—	—
Credit default swaps	(208)	(4)	—	—	—
Other	28	—	—	—	—

Subtotal	(3,636)	(95)	(210)	(95)	—

Fair Value Hedges(4)
Interest rate swaps	(5)	—	—	—	—
Foreign currency swaps	5	—	—	—	—

Subtotal	—	—	—	—	—

Cash Flow Hedges
Interest rate swaps	—	(2)	—	—	—
Foreign currency swaps	6	(2)	—	—	1

Subtotal	6	(4)	—	—	1

Total	$(3,630)	$(99)	$(210)	$(95)	$1

For the Three Months Ended June 30, 2008:
Non-qualifying Hedges	$(351)	$(37)	$2	$—	$—
Fair Value Hedges	(10)	—	—	—	—
Cash Flow Hedges	(51)	(4)	—	—	1

Total	$(412)	$(41)	$2	$—	$1

			Policyholder
	Net Investment	Net Investment	Benefits	Other	Other
	Gains (Losses)	Income (1)	and Claims (2)	Revenues (3)	Expenses
	(In millions)

For the Six Months Ended June 30, 2009:
Non-qualifying Hedges
Interest rate swaps	$(1,472)	$(3)	$—	$(146)	$—
Interest rate floors	(853)	—	—	—	—
Interest rate caps	73	—	—	—	—
Interest rate futures	(484)	—	—	—	—
Equity futures	(349)	(11)	(97)	—	—
Foreign currency swaps	(162)	—	—	—	—
Foreign currency forwards	(84)	(31)	—	—	—
Currency options	(32)	—	—	—	—
Equity options	(732)	(62)	—	—	—
Interest rate options	(353)	—	—	2	—
Interest rate forwards	(6)	—	—	42	—
Variance swaps	(129)	(9)	—	—	—
Swap spreadlocks	(38)	—	—	—	—
Credit default swaps	(119)	(7)	—	—	—
Other	8	—	—	—	—

Subtotal	(4,732)	(123)	(97)	(102)	—

Fair Value Hedges(4)
Interest rate swaps	(5)	—	—	—	—
Foreign currency swaps	10	—	—	—	—

Subtotal	5	—	—	—	—

Cash Flow Hedges
Interest rate swaps	—	(2)	—	—	—
Foreign currency swaps	(33)	(2)	—	—	1

Subtotal	(33)	(4)	—	—	1

Total	$(4,760)	$(127)	$(97)	$(102)	$1

For the Six Months Ended June 30, 2008:
Non-qualifying Hedges	$(283)	$39	$59	$—	$—
Fair Value Hedges	(5)	—	—	—	—
Cash Flow Hedges	7	(6)	—	—	1

Total	$(281)	$33	$59	$—	$1

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures that do not qualify for hedge accounting and changes in estimated fair value related to derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of liabilities embedded in certain variable annuity products offered by the Company.

(3)	Changes in estimated fair value related to derivatives held in connection with the Company’s mortgage banking activities.

(4)	Net of the gains or losses recognized on the hedged item.

Fair Value Hierarchy.  Derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2009
	Derivative		Derivative
	Assets		Liabilities
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$126	2%	49	1%
Significant other observable inputs (Level 2)	4,265	62	2,885	78
Significant unobservable inputs (Level 3)	2,521	36	755	21

Total estimated fair value	$6,912	100%	$3,689	100%

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

Derivatives categorized as Level 3 at June 30, 2009 include: swap spreadlocks with maturities which extend beyond observable periods; interest rate forwards including interest rate lock commitments with certain unobservable inputs, including pull-through rates; equity variance swaps with unobservable volatility inputs or that are priced via independent broker quotations; foreign currency swaps which are cancelable and priced through independent broker quotations; interest rate swaps with maturities which extend beyond the observable portion of the yield curve; credit default swaps based upon baskets of credits having unobservable credit correlations as well as credit default swaps with maturities which extend beyond the observable portion of the credit curves and credit default swaps priced through independent broker quotes; foreign currency forwards priced via independent broker quotations or with liquidity adjustments; implied volatility swaps with unobservable volatility inputs; equity options with unobservable volatility inputs; and interest rate caps and floors referencing unobservable yield curves and/or which include liquidity and volatility adjustments.

At June 30, 2009 and December 31, 2008, 3.1% and 2.7% of the net derivative estimated fair value was priced via independent broker quotations.

A rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2009 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
	(In millions)

Balance, December 31, 2008	$2,585	$2,547
Impact of SFAS 157 and SFAS 159 adoption	—	—
Balance, beginning of period	2,585	2,547
Total realized/unrealized gains (losses) included in:
Earnings	(987)	(965)
Other comprehensive income (loss)	20	(62)
Purchases, sales, issuances and settlements	123	221
Transfer in and/or out of Level 3	25	25

Balance, end of period	$1,766	$1,766

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. At June 30, 2009 and December 31, 2008, the Company was obligated to return cash collateral under its control of $3,123 million and $7,758 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions. At June 30, 2009 and December 31, 2008, the Company had also accepted collateral consisting of various securities with an estimated fair value of $406 million and $1,249 million, respectively, which are held in separate custodial accounts. The Company is permitted by contract to sell or repledge this collateral, but at June 30, 2009 and December 31, 2008, none of the collateral had been sold or repledged.

At June 30, 2009 and December 31, 2008, the Company provided securities collateral for various arrangements in connection with derivative instruments of $567 million and $776 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. In addition, the Company has exchange-traded futures, which require the pledging of collateral. At June 30, 2009 and December 31, 2008, the Company pledged securities collateral for exchange-traded futures of $100 million and $282 million, respectively, which is included in fixed maturity securities. The counterparties are permitted by contract to sell or repledge this collateral. At June 30, 2009 and December 31, 2008, the Company provided cash collateral for exchange-traded futures of $590 million and $686 million, respectively, which is included in premiums and other receivables.

Credit Derivatives.  In connection with synthetically created investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. If a credit event, as defined by the contract, occurs generally the contract will require the Company to pay the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2,406 million and $1,875 million at June 30, 2009 and December 31, 2008, respectively. However, the Company believes that any actual future losses will be significantly lower than this amount. Additionally, the Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2009, the Company would have received $13 million to terminate all of these contracts, and at December 31, 2008, the Company would have paid $37 million to terminate all of these contracts.

Embedded Derivatives.  The embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2009
	Net Embedded Derivatives Within
	Asset Host		Liability Host
	Contracts		Contracts
	(In millions)

Quoted prices in active markets for identical assets and liabilities (Level 1)	$—	—%	$—	—%
Significant other observable inputs (Level 2)	—	—	(79)	(7)
Significant unobservable inputs (Level 3)	122	100	1,230	107

Total estimated fair value	$122	100%	$1,151	100%

A rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2009 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
	(In millions)

Balance, beginning of period	$(1,812)	$(2,929)
Total realized/unrealized gains (losses) included in:
Earnings	743	1,844
Other comprehensive loss	(16)	25
Purchases, sales, issuances and settlements	(23)	(48)
Transfer in and/or out of Level 3	—	—

Balance, end of period	$1,108	$1,108

The valuation of the Company’s guaranteed minimum benefit riders includes an adjustment for the Company’s own credit. For the three months and six months ended June 30, 2009, the Company recognized net investment losses of $1,538 million and $710 million, respectively, in connection with this adjustment.

Variable Interest Entities

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements at June 30, 2009 and December 31, 2008. Generally, creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company.

	June 30, 2009		December 31, 2008
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)

MRSC collateral financing arrangement (1)	$3,073	$—	$2,361	$—
Real estate joint ventures (2)	23	13	26	15
Other limited partnership interests (3)	135	33	20	3
Other invested assets (4)	31	2	10	3

Total	$3,262	$48	$2,417	$21

(1)	See “— Liquidity and Capital Resources — The Holding Company — Liquidity and Capital Sources — Collateral Financing Arrangements” for a description of the MRSC collateral financing arrangement. At June 30, 2009 and December 31, 2008, these assets are reflected at estimated fair value and consist of the following:

	June 30, 2009	December 31, 2008
	(In millions)

Fixed maturity securities available-for-sale:
U.S. corporate securities	$977	$948
Asset-backed securities	848	409
Residential mortgage-backed securities	601	561
U.S. Treasury, agency and government guaranteed securities	262	—
Commercial mortgage-backed securities	168	98
Foreign corporate securities	93	95
State and political subdivision securities	21	21
Foreign government securities	5	5
Cash and cash equivalents (including cash held-in-trust less than $1 million and $60 million, respectively)	98	224

Total	$3,073	$2,361

(2)	Real estate joint ventures include partnerships and other ventures which engage in the acquisition, development, management and disposal of real estate investments. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At June 30, 2009 and December 31, 2008, the assets consist of $18 million and $20 million, respectively, of real estate and real estate joint ventures held-for-investment, $4 million and $5 million, respectively, of cash and cash equivalents and $1 million and $1 million, respectively, of other assets. At June 30, 2009 and December 31, 2008, liabilities consist of $13 million and $15 million of other liabilities, respectively.

(3)	Other limited partnership interests include partnerships established for the purpose of investing in public and private debt and equity securities. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At June 30, 2009 and December 31, 2008, the assets of $135 million and $20 million, respectively, are included within other limited partnership interests while the liabilities of $33 million and $3 million, respectively, are included within other liabilities.

(4)	Other invested assets includes tax-credit partnerships and other investments established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of tax credits. Upon consolidation, the assets and liabilities are reflected at the VIE’s carrying amounts. At June 30, 2009 and December 31, 2008, the assets of $31 million and $10 million, respectively, are included within other invested assets. At June 30, 2009 and December 31, 2008, the liabilities consist of $1 million and $2 million, respectively, of long-term debt and less than $1 million and $1 million, respectively, of other liabilities.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount (1)	to Loss (2)	Amount (1)	to Loss (2)
		(In millions)

Fixed maturity securities available-for-sale:
Foreign corporate securities	$892	$892	$1,080	$1,080
U.S. corporate securities	711	711	992	992
Real estate joint ventures	31	31	32	32
Other limited partnership interests	2,243	2,578	3,496	4,004
Other invested assets	383	257	318	108

Total	$4,260	$4,469	$5,918	$6,216

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for further discussion of the Company’s accounting policies with respect to the basis for determining carrying value of these investments.

(2)	The maximum exposure to loss relating to the fixed maturity securities available-for-sale is equal to the carrying amounts or carrying amounts of retained interests. The maximum exposure to loss relating to the real estate joint ventures and other limited partnership interests is equal to the carrying amounts plus any unfunded commitments. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. For certain of its investments in other invested assets, the Company’s return is in the form of tax credits which are guaranteed by a creditworthy third party. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by tax credits guaranteed by third parties of $254 million and $278 million at June 30, 2009 and December 31, 2008, respectively.

As described in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, MetLife did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2009.

Separate Accounts

The Company had $127.0 billion and $120.8 billion held in its separate accounts, for which the Company does not bear investment risk, at June 30, 2009 and December 31, 2008, respectively. The Company manages each separate account’s assets in accordance with the prescribed investment policy that applies to that specific separate account. The Company establishes separate accounts on a single client and multi-client commingled basis in compliance with insurance laws. Effective with the adoption of SOP 03-1 on January 1, 2004, the Company reported separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

The separate accounts measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, are summarized as follows:

	June 30, 2009
	(In millions)

Quoted prices in active markets for identical assets (Level 1)	$96,050	75.7%
Significant other observable inputs (Level 2)	29,364	23.1
Significant unobservable inputs (Level 3)	1,554	1.2

Total estimated fair value	$126,968	100.0%

Policyholder Liabilities

The Company establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For a description of the nature of the Company’s future policy benefits, policyholder account balances, other policyholder funds, policyholder dividends payable and policyholder dividend obligations, see the 2008 Annual Report under the caption “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities,” as well as Notes 1 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements also included therein. An analysis of certain policyholder liabilities at June 30, 2009 and December 31, 2008 are as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policyholder Funds
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(In millions)

Institutional:
Group life	$3,370	$3,346	$14,517	$14,044	$2,713	$2,532
Retirement & savings	40,288	40,320	53,320	60,787	29	58
Non-medical health & other	12,078	11,619	501	501	603	609
Individual:
Traditional life	53,435	52,968	1	1	1,545	1,423
Variable & universal life	1,288	1,129	15,403	15,062	1,432	1,452
Annuities	3,855	3,655	47,373	44,282	99	88
Other	6	2	2,783	2,524	1	1
International	10,200	9,241	6,123	5,654	1,462	1,227
Auto & Home	3,011	3,083	—	—	46	43
Corporate & Other	5,292	5,192	7,862	6,950	389	329

Total	$132,823	$130,555	$147,883	$149,805	$8,319	$7,762

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

The net amount at risk (“NAR”) for guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, increased equity volatility, or changes in interest rates. The NAR disclosed in Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements represents management’s estimate of the current value of the benefits under these guarantees if they were all exercised simultaneously at June 30, 2009 and December 31, 2008, respectively. However, there are features, such as deferral periods and benefits requiring annuitization or death, that limit the amount of benefits that will be payable in the near future. None of the guaranteed minimum income benefit (“GMIB”) guarantees are eligible for a guaranteed annuitization prior to 2011.

Guarantees, including portions thereof, accounted for as embedded derivatives under SFAS 133, are recorded at estimated fair value and included in policyholder account balances. Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefit, the non life-contingent portion of guaranteed minimum withdrawal benefit (“GMWB”) and the portion of certain GMIB that do not require annuitization. For more detail on the determination of estimated fair value, see Note 24 of the Notes to the Consolidated Financial Statements in the 2008 Annual Report.

The table below contains the carrying value for guarantees included in policyholder account balances:

	June 30, 2009	December 31, 2008
	(In millions)

Individual:
Guaranteed minimum accumulation benefit	$107	$169
Guaranteed minimum withdrawal benefit	206	750
Guaranteed minimum income benefit	320	1,043
International:
Guaranteed minimum accumulation benefit	168	271
Guaranteed minimum withdrawal benefit	418	901

Total	$1,219	$3,134

Included in net investment gains (losses) for the three months ended June 30, 2009 and 2008 were gains of $855 million and gains of $358 million, respectively, in embedded derivatives related to the change in estimated fair value of the above guarantees. Included in net investment gains (losses) for the six months ended June 30, 2009 and 2008 were gains of $1,940 million and losses of $103 million, respectively, in embedded derivatives related to the change in estimated fair value of the above guarantees. The carrying amount of guarantees accounted for at estimated fair value includes an adjustment for the Company’s own credit. In connection with this adjustment, gains/(losses) of ($1,538) million and ($710) million are included in the gains/(losses) of $855 million and $1,940 million in net investment gains (losses) for the three months and six months ended June 30, 2009, respectively, and gains/(losses) of ($79) million and $275 million are included in the gains/(losses) of $358 million and $103 million in net investment gains (losses) for the three months and six months ended June 30, 2008, respectively.

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

The table below contains the carrying value of the derivatives hedging guarantees accounted for as embedded derivatives:

		June 30, 2009			December 31, 2008
Primary Underlying		Notional	Fair Value		Notional	Fair Value
Risk Exposure	Derivative Type	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$8,067	$244	$223	$5,572	$632	$7
	Interest rate futures	5,407	14	6	9,264	36	56
Foreign currency	Foreign currency forwards	1,831	14	27	1,017	49	4
	Currency options	580	35	—	582	68	—
Equity market	Equity futures	5,005	14	10	4,660	1	65
	Equity options	23,059	1,968	659	4,842	1,997	—
	Variance Swaps	11,582	271	12	8,835	396	—

	Total	$55,531	$2,560	$937	$34,772	$3,179	$132

Included in net investment gains (losses) for the three months ended June 30, 2009 and 2008 were gains/(losses) of ($2,318) million and ($497) million, respectively, related to the change in estimated fair value of the above derivatives. Included in net investment gains (losses) for the six months ended June 30, 2009 and 2008 were gains/(losses) of ($2,222) million and $184 million, respectively, related to the change in estimated fair value of the above derivatives.

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

The table below contains the carrying value for guarantees included in future policy benefits:

	June 30, 2009	December 31, 2008
	(In millions)

Individual:
Guaranteed minimum death benefit	$178	$204
Guaranteed minimum income benefit	445	403
International:
Guaranteed minimum death benefit	27	39

Total	$650	$646

Included in policyholder benefits and claims for the three months ended June 30, 2009 is a credit of $184 million related to the change in liabilities for the above guarantees. Included in policyholder benefits and claims for the six months ended June 30, 2009 is a charge of $4 million related to the change in liabilities for the above guarantees.

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

Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the three months and six months ended June 30, 2009 were losses of $84 million and $68 million, respectively, related to reinsurance treaties containing embedded derivatives carried at estimated fair value and losses of $210 million and $97 million, respectively, related to freestanding derivatives. Included in policyholder benefits and claims associated with the hedging of the guarantees in future policy benefits for the three months and six months ended June 30, 2008 were gains of $2 million and $59 million, respectively, related to freestanding derivatives.

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

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. Dollar results from its holdings in non-U.S. Dollar denominated fixed maturity and equity securities, mortgage and consumer loans, and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios are the Euro, the Canadian dollar and the British pound. The principal currencies that create foreign currency exchange risk in the Company’s liabilities are the British pound, the Euro, the Canadian dollar and the Swiss franc. Selectively, the Company uses U.S. Dollar assets to support certain long duration foreign currency liabilities. Through its investments in foreign subsidiaries and joint ventures, the Company was primarily exposed to the Mexican peso, the Japanese yen, the South Korean won, the Canadian dollar, the British pound, the Chilean peso, the Australian dollar, the Argentine peso and the Hong Kong dollar. In addition to hedging with foreign currency swaps, forwards and options, in some countries, local surplus is held entirely or in part in U.S. Dollar assets which further minimizes exposure to foreign currency exchange rate fluctuation risk. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation.

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

Hedging Activities.  MetLife uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•	Risks Related to Living Benefit Riders — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living benefit riders. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•	Minimum Interest Rate Guarantees — For certain Company liability contracts, the Company provides the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. The Company purchases interest rate floors to reduce risk associated with these liability guarantees.

•	Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts, such as long-term care. Hedges include zero coupon interest rate swaps and swaptions.

•	Foreign Currency Risk — The Company uses currency swaps and forwards to hedge foreign currency risk. These hedges primarily swap foreign currency denominated bonds or equity exposures to US dollars.

•	General ALM Hedging Strategies — In the ordinary course of managing the Company’s asset/liability risks, the Company uses interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at June 30, 2009. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity price and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at June 30, 2009:

June 30, 2009
(In millions)

Non-trading:
Interest rate risk	$3,860
Foreign currency exchange rate risk	$790
Equity price risk	$435
Trading:
Interest rate risk	$2
Foreign currency exchange rate risk	$51

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s trading and non-trading interest sensitive financial instruments at June 30, 2009 by type of asset or liability:

	June 30, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in the Yield
	Amount	Fair Value (3)	Curve
	(In millions)

Assets
Fixed maturity securities		$211,563	$(4,290)
Equity securities		3,045	—
Trading securities		1,471	(8)
Mortgage and consumer loans:
Held-for-investment		46,027	(211)
Held-for-sale		4,271	(39)

Mortgage and consumer loans, net		50,298	(250)
Policy loans		11,297	(188)
Real estate joint ventures (1)		132	—
Other limited partnership interests (1)		1,671	—
Short-term investments		8,117	(2)
Other invested assets:
Derivative assets	$123,533	6,912	(774)
Mortgage servicing rights		670	77
Other		1,262	(8)
Cash and cash equivalents		13,213	—
Accrued investment income		3,019	—
Premiums and other receivables		2,965	(199)
Other assets		777	(13)
Net embedded derivatives within asset host contracts (2)		122	(21)
Mortgage loan commitments	$2,532	(82)	(7)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$847	(104)	—

Total Assets			$(5,683)

Liabilities
Policyholder account balances		$96,884	$1,196
Short-term debt		4,757	—
Long-term debt		12,604	283
Collateral financing arrangements		2,321	(20)
Junior subordinated debt securities		2,115	86
Payables for collateral under securities loaned and other transactions		24,607	—
Other liabilities:
Derivative liabilities	$67,395	3,689	(233)
Trading liabilities		201	6
Other		1,648	—
Net embedded derivatives within liability host contracts (2)		1,151	503

Total Liabilities			$1,821

Net Change			$(3,862)

	June 30, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in the Yield
	Amount	Fair Value	Amount	Fair Value	Fair Value	Curve-Net
	(In millions)

Derivative Instruments
Interest rate swaps	$13,085	$1,887	$22,528	$(1,336)	$551	$(676)
Interest rate floors	23,373	544	2,818	(51)	493	(53)
Interest rate caps	22,630	183	5	—	183	53
Interest rate futures	3,399	14	5,312	(11)	3	(92)
Interest rate options	300	6	—	—	6	(2)
Interest rate forwards	14,651	191	4,926	(39)	152	(104)
Synthetic GICs	4,313	—	—	—	—	—
Foreign currency swaps	8,548	1,438	8,979	(1,222)	216	(48)
Foreign currency forwards	2,411	61	3,881	(142)	(81)	1
Currency options	890	36	—	—	36	—
Credit default swaps	4,205	166	2,662	(108)	58	(1)
Equity futures	4,638	20	1,707	(10)	10	—
Equity options	11,105	2,083	12,333	(659)	1,424	(51)
Variance swaps	9,985	283	1,984	(13)	270	(11)
Other Credit	—	—	10	—	—	—
Other Equity	—	—	250	(98)	(98)	(23)

Total Derivative Instruments	$123,533	$6,912	$67,395	$(3,689)	$3,223	$(1,007)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

This quantitative measure of risk has decreased by $837 million, or approximately 18%, to $3,862 million at June 30, 2009 from $4,699 million at December 31, 2008. The decrease in interest rate risk associated with the use of derivatives decreased by $1,526 million. Additionally, a change in the volume of liabilities with guarantees, a decrease in the net embedded derivatives, a change in long-term debt due to an improvement in spreads, and an increase in the duration of the investment portfolio, decreased risk by $318 million, $287 million, $197 million and $133 million, respectively. This was partially offset by an increase in interest rates across the long end of the swaps and U.S. Treasury curves resulting in an increase in the interest rate risk of $1,367 million. The increase in the asset base of $227 million also increased interest rate risk which contributed to the offset. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at June 30, 2009 by type of asset or liability:

	June 30, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in the Foreign
	Amount	Fair Value (1)	Exchange Rate
	(In millions)

Assets
Fixed maturity securities		$211,563	$(1,826)
Trading securities		1,471	(51)
Equity securities		3,045	(4)
Mortgage and consumer loans:
Held-for-investment		46,027	(332)
Held-for-sale		4,271	—

Mortgage and consumer loans, net		50,298	(332)
Policy loans		11,297	(36)
Short-term investments		8,117	(80)
Other invested assets:
Derivative assets	$123,533	6,912	(377)
Mortgage servicing rights		670	—
Other		1,262	(42)
Accrued investment income		3,019	(8)
Cash and cash equivalents		13,213	(65)

Total Assets			$(2,821)

Liabilities
Policyholder account balances		$96,884	$1,196
Long-term debt		12,604	75
Derivative liabilities	$67,395	3,689	652
Net embedded derivatives within liability host contracts (2)		1,151	57

Total Liabilities			$1,980

Net Change			$(841)

	June 30, 2009
	Assets		Liabilities			Assuming a
		Estimated		Estimated	Total	10% Increase
	Notional	Fair	Notional	Fair	Estimated	in the Foreign
	Amount	Value	Amount	Value	Fair Value	Exchange Rate
	(In millions)

Derivative Instruments:
Interest rate swaps	$13,085	$1,887	$22,528	$(1,336)	$551	$(1)
Interest rate floors	23,373	544	2,818	(51)	493	—
Interest rate caps	22,630	183	5	—	183	—
Interest rate futures	3,399	14	5,312	(11)	3	(6)
Interest rate options	300	6	—	—	6
Interest rate forwards	14,651	191	4,926	(39)	152	—
Synthetic GICs	4,313	—	—	—	—	—
Foreign currency swaps	8,548	1,438	8,979	(1,222)	216	108
Foreign currency forwards	2,411	61	3,881	(142)	(81)	248
Currency options	890	36	—	—	36	(10)
Credit default swaps	4,205	166	2,662	(108)	58	—
Equity futures	4,638	20	1,707	(10)	10	(1)
Equity options	11,105	2,083	12,333	(659)	1,424	(60)
Variance swaps	9,985	283	1,984	(13)	270	(2)
Other Credit	—	—	10	—	—	—
Other Equity	—	—	250	(98)	(98)	—

Total Derivative Instruments	$123,533	$6,912	$67,395	$(3,689)	$3,223	$276

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign exchange risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Foreign currency exchange rate risk increased by $315 million, or 60%, to $841 million at June 30, 2009 from $526 million at December 31, 2008. This increase was due to an increase in fixed maturities of $240 million due to higher net exposures primarily to the Canadian dollar, the British pound and the Euro. In addition, a decrease of the foreign exchange exposure of $230 million associated with liabilities also contributed to this increase. Partially offsetting these changes was a decrease in the foreign exposure related to the use of derivatives employed by the Company of $167 million and a decrease in the risk associated with the net embedded derivatives of $57 million. The remainder is attributable numerous immaterial items.

Sensitivity Analysis: Equity Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at June 30, 2009 by type of asset or liability:

	June 30, 2009
			Assuming a
			10% Increase
	Notional	Estimated	in Equity
	Amount	Fair Value (1)	Prices
	(In millions)

Assets
Equity securities		$3,045	$237
Other invested assets:
Derivative assets	$123,533	6,912	(640)
Net embedded derivatives within asset host contracts (2)		122	(14)

Total Assets			$(417)

Liabilities
Policyholder account balances		$96,884	$—
Other liabilities:
Derivative liabilities	$67,395	3,689	(320)
Net embedded derivatives within liability host contracts (2)		1,151	302

Total Liabilities			$(18)

Net Change			$(435)

	June 30, 2009
						Assuming a
	Assets		Liabilities		Total	10% Increase
	Notional	Estimated	Notional	Estimated	Estimated	in Equity
	Amount	Fair Value	Amount	Fair Value	Fair Value	Prices
	(In millions)

Derivative Instruments
Interest rate swaps	$13,085	$1,887	$22,528	$(1,336)	$551	$—
Interest rate floors	23,373	544	2,818	(51)	493	—
Interest rate caps	22,630	183	5	—	183	—
Interest rate futures	3,399	14	5,312	(11)	3	—
Interest rate options	300	6	—	—	6	—
Interest rate forwards	14,651	191	4,926	(39)	152	—
Synthetic GICs	4,313	—	—	—	—	—
Foreign currency swaps	8,548	1,438	8,979	(1,222)	216	—
Foreign currency forwards	2,411	61	3,881	(142)	(81)	—
Currency options	890	36	—	—	36	—
Credit default swaps	4,205	166	2,662	(108)	58	—
Equity futures	4,638	20	1,707	(10)	10	(410)
Equity options	11,105	2,083	12,333	(659)	1,424	(580)
Variance swaps	9,985	283	1,984	(13)	270	9
Other Credit	—	—	10	—	—	—
Other Equity	—	—	250	(98)	(98)	20

Total Derivative Instruments	$123,533	$6,912	$67,395	$(3,689)	$3,223	$(961)

(1)	Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $259 million to $435 million at June 30, 2009 from $176 million at December 31, 2008. An increase of risk of $221 million is attributed to the use of derivatives employed by the Company to hedge its equity exposures, and the remainder is attributable to numerous immaterial items.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of the 2008 Annual Report; (ii) Part II, Item 1 of MetLife’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; and (iii) Note 11 to the interim condensed consolidated financial statements in Part I of this report.

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

In re MetLife Demutualization Litig. (E.D.N.Y., filed April 18, 2000).  In this class action against MLIC and the Holding Company, plaintiffs served a second consolidated amended complaint in 2004. Plaintiffs assert violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Plan, claiming that the Policyholder Information Booklets failed to disclose certain material facts and contained certain material misstatements. They seek rescission and compensatory damages. By orders dated July 19, 2005 and August 29, 2006, the federal trial court certified a litigation class of present and former policyholders. Pursuant to the court’s order, plaintiffs have given notice to the class of the pendency of this action. On March 30, 2009 the court denied MLIC’s and the Holding Company’s motion for summary judgment, and plaintiffs’ motion for partial summary judgment. On July 17, 2009, the court entered an order setting the trial to begin on September 8, 2009.

Asbestos-Related Claims

MLIC is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.

As reported in the 2008 Annual Report, MLIC received approximately 5,063 asbestos-related claims in 2008. During the six months ended June 30, 2009 and 2008, MLIC received approximately 1,726 and 2,863 new asbestos-related claims, respectively. See Note 16 of the Notes to Consolidated Financial Statements included in the 2008 Annual Report for historical information concerning asbestos claims and MLIC’s increase in its recorded liability at

December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants, and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2009.

Regulatory Matters

The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. Certain regulators have requested information and documents regarding contingent commission payments to brokers, the Company’s awareness of any “sham” bids for business, bids and quotes that the Company submitted to potential customers, incentive agreements entered into with brokers, or compensation paid to intermediaries. Regulators also have requested information relating to market timing and late trading of mutual funds and variable insurance products and, generally, the marketing of products. The Company has received a subpoena from and has had discussions with the Office of the U.S. Attorney for the Southern District of California regarding the insurance broker Universal Life Resources. The Company has been cooperating fully.

Other Litigation

Travelers Ins. Co., et al. v. Banc of America Securities LLC (S.D.N.Y., filed December 13, 2001).  On January 6, 2009, after a jury trial, the district court entered a judgment in favor of The Travelers Insurance Company, now known as MetLife Insurance Company of Connecticut, in the amount of approximately $42 million in connection with securities and common law claims against the defendant. On May 14, 2009, the district court issued an opinion and order denying the defendant’s post judgment motion seeking a judgment in its favor or, in the alternative, a new trial. On June 3, 2009, the defendant filed a notice of appeal from the January 6, 2009 judgment and the May 14, 2009 opinion and order. As it is possible that the judgment could be affected during appellate practice, and the Company has not collected any portion of the judgment, the Company has not recognized any award amount in its consolidated financial statements.

Shipley v. St. Paul Fire and Marine Ins. Co. and Metropolitan Property and Casualty Ins. Co. (Ill. Cir. Ct., Madison County, filed February 26 and July 2, 2003).  Two putative nationwide class actions have been filed against Metropolitan Property and Casualty Insurance Company in Illinois. One suit claims breach of contract and fraud due to the alleged underpayment of medical claims arising from the use of a purportedly biased provider fee pricing system. The second suit currently alleges breach of contract arising from the alleged use of preferred provider organizations to reduce medical provider fees covered by the medical claims portion of the insurance policy. Motions for class certification have been filed and briefed in both cases. A third putative nationwide class action relating to the payment of medical providers, Innovative Physical Therapy, Inc. v. MetLife Auto & Home, et ano (D. N.J., filed November 12, 2007), was filed against Metropolitan Property and Casualty Insurance Company in federal court in New Jersey. The court granted the defendants’ motion to dismiss, and the U.S. Court of Appeals for the Third Circuit issued an order on July 22, 2009 affirming the dismissal. Simon v. Metropolitan Property and Casualty Ins. Co. (W.D. Okla., filed September 23, 2008), a fourth putative nationwide class action lawsuit relating to payment of medical providers, is pending in federal court in Oklahoma. The Company is vigorously defending against the claims in these matters.

Sales Practices Claims.  Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. At June 30, 2009, there were approximately 130 sales practices litigation matters pending against the Company. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

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

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2008 Annual Report, and the “Risk Factors” in Part II, Item 1A of the Company’s Form 10-Q for the quarter ended March 31, 2009.

Actions of the U.S. Government, Federal Reserve Bank of New York and Other Governmental and Regulatory Bodies for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect MetLife’s Competitive Position

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (“FDIC”) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility The U.S. Treasury has established programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, to foster purchases from and by banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak.

There can be no assurance as to what impact such actions will have on the financial markets, whether on the level of volatility, the level of lending by financial institutions, the prices buyers are willing to pay for financial assets or otherwise. Continued low levels of credit availability and low prices for financial assets materially and adversely affect our business, financial condition and results of operations and the trading price of our common stock. Furthermore, Congress has considered, and likely will continue to consider, legislative proposals that could impact the value of mortgage loans, such as legislation that would permit bankruptcy courts to reduce the principal balance of mortgage loans owed by bankrupt borrowers. If such legislation is enacted, it could cause loss of principal on certain of our nonagency prime residential mortgage backed security holdings and could cause a ratings downgrade in such holdings which, in turn, would cause an increase in unrealized losses on such securities. See “Risk Factors— We Are Exposed to Significant Financial and Capital Markets Risk Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and Our Net Investment Income Can Vary from Period to Period” in the 2008 Annual Report. In addition, the Federal Government (including the FDIC) and private lenders have begun programs to reduce the monthly payment obligations of mortgagors and/or reduce the principal payable on residential mortgages. As a result, we may need to maintain or increase our engagement in similar activities in order to comply with program requirements and to remain competitive. The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of amounts available under EESA and under the proposed new asset purchase programs could have the effect of supporting some aspects of the finance industry more than others. See “Risk Factors— Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2008 Annual Report. We cannot predict whether the $700 billion of funds made and to be made available pursuant to EESA will be enough to further stabilize and revive the financial markets or, if additional amounts are necessary, whether Congress will be willing to make the necessary appropriations, what the public’s sentiment would be towards any such appropriations, or what additional requirements or conditions might be imposed on the use of any such additional funds.

MetLife, Inc. and some or all of its affiliates may be eligible to sell assets under one or more of the programs established in whole or in part under EESA or under other programs made available by the Federal Government and its agencies, and some of their assets may be among those that are eligible for sale under the programs. MetLife, Inc. and some of its affiliates may also be eligible to invest in vehicles established to purchase troubled assets from other financial institutions under these programs, and to borrow funds under other programs to purchase specified types of asset-backed securities. Furthermore, as a bank holding company, MetLife, Inc. is formally eligible to participate in a capital infusion program established by the U.S. Treasury under EESA, pursuant to which the U.S. Treasury purchases preferred shares of banking institutions or their holding companies and acquires warrants for their common shares. Participation in one or more of various government programs would subject us to restrictions on the compensation that we can offer or pay to certain executive employees, including incentives or performance-based compensation. These restrictions could hinder or prevent us from attracting and retaining management and other employees with the talent and experience to manage and conduct our business effectively and deducting certain compensation paid to executive employees in excess of specified amounts. We may also be subject to requirements and restrictions on our business if we participate in other programs established in whole or in part under EESA. In April 2009, MetLife announced that it has elected not to participate in the Capital Purchase Program, a voluntary capital infusion program established by the U.S. Treasury under EESA. In May 2009, MetLife also announced that it had been informed by the Federal Reserve Board that it had completed the U.S. Treasury’s Supervisory Capital Assessment Program and that, based on the assessment’s economic scenarios and methodology, MetLife has adequate capital to sustain a further deterioration in the economy. Some of our competitors have received or have been selected to receive funding under the federal government’s capital infusion programs, which could adversely affect our competitive position.

As part of its efforts to stabilize and revitalize the financial system and the economy, the Obama Administration has also proposed making changes in capital and liquidity requirements for bank holding companies and banks. The Administration also proposes establishing special regulatory and insolvency regimes, including even higher capital and liquidity standards, for financial institutions that are deemed to be systemically significant. It has also proposed imposing new conditions on the writing and trading of certain standardized and non-standardized derivatives and has submitted a bill to Congress that would establish a new governmental agency that would supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services to which this legislation would apply would exclude “the business of insurance” (other than mortgage insurance, title insurance and credit insurance), the creation of an additional supervisor with authority over MetLife, Inc. and its subsidiaries, the likelihood of additional regulations, and the other changes listed in this paragraph could require changes to MetLife’s operations. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since it is possible that all of our competitors will be similarly affected. Competitive effects are possible, however, if MetLife,

Inc. were determined to be systemically significant and is subject to higher capital and liquidity requirements as a result. It is unclear at present whether systemically significant institutions will be helped or hurt competitively if such additional requirements are imposed.

Proposals by the Administration, Congress and the SEC to ensure the integrity of the financial markets and to protect investors by imposing a consistent “fiduciary” standard on both broker-dealers and investment advisers, and to more closely regulate compensation arrangements for sales of financial products, could, if enacted and implemented, have a material adverse effect on our ability to distribute our variable insurance products, as well as other securities products.

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

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary that are charged to earnings and in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in fair value below amortized cost, and with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its value to an amount at least equal to its cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults, Downgrades or Other Events Impairing the Value of Our Fixed Maturity Securities Portfolio May Reduce Our Earnings

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within loan-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows paid to our investment. At December 31, 2008, the fixed maturity securities of $188.3 billion in our investment portfolio represented 58.4% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a loan-backed security we hold could indicate the credit quality of that security has deteriorated. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an other than temporary impairment charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed, including proposals for the establishment of an optional federal charter for insurance companies and creation of an Office of National Insurance, expansion of the Federal Reserve Board’s authority to regulate financial holding companies and bank holding companies, and establishment of the Federal Reserve Board as a systemic risk regulator that would no longer be required to defer to functional regulators. In view of recent events involving certain financial institutions and the financial markets, it is possible that the U.S. federal government will heighten its oversight of insurers and/or insurance holding companies such as us, including possibly through a federal system of insurance regulation, new powers for the regulation of systemic risk to the financial system and the regulation and resolution of systemically significant financial companies (which could vary from the resolution regimes currently applicable to some subsidiaries of such companies), federal consumer protection respecting certain financial services and products and/or that the oversight responsibilities and mandates of existing or newly created regulatory bodies could change. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations or on our dealings with other financial institutions.

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

Changes in Tax Laws, Tax Regulations, or Interpretations of Such Laws or Regulations Could Increase Our Corporate Taxes; Changes in Tax Laws Could Make Some of Our Products Less Attractive to Consumers

Changes in tax laws, Treasury and other regulations promulgated thereunder, or interpretations of such laws or regulations could increase our corporate taxes. The Obama Administration has proposed corporate tax changes. Changes in corporate tax rates could affect the value of deferred tax assets and deferred tax liabilities. Furthermore, the value of deferred tax assets could be impacted by future earnings levels.

Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income. The Obama Administration has proposed certain changes to individual income tax rates and rules applicable to certain policies.

We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company or its affiliates during the quarter ended June 30, 2009 are set forth below:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
	(a) Total Number		of Publicly	Shares that May Yet
	of Shares	(b) Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs (2)

April 1 — April 30, 2009	5,912	$22.80	—	$1,260,735,127
May 1 — May 31, 2009	33	$29.41	—	$1,260,735,127
June 1 — June 30, 2009	1,095	$29.85	—	$1,260,735,127

Total	7,040	$23.92	—	$1,260,735,127

(1)	During the periods April 1 — April 30, 2009, May 1 — May 31, 2009 and June 1 — June 30, 2009, separate account affiliates of the Company purchased 5,912 shares, 33 shares and 1,095 shares, respectively, of common stock on the open market in nondiscretionary transactions to rebalance index funds. Except as disclosed above, there were no shares of common stock which were repurchased by the Company.

(2)	At June 30, 2009, the Company had $1,261 million remaining under its common stock repurchase program authorizations. In April 2008, the Company’s Board of Directors authorized a $1 billion common stock repurchase program, which will begin after the completion of the January 2008 $1 billion common stock repurchase program, of which $261 million remained outstanding at June 30, 2009. Under these authorizations, the Company may purchase its common stock from the MetLife Policyholder Trust, in the open market (including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act) and in privately negotiated transactions. The Company does not intend to make any purchases under the common stock repurchase programs in 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

The information called for by Part II, Item 4 is incorporated herein by reference to Part II, Item 4, “Submission of Matters to a Vote of Security Holders,” in MetLife’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Exhibit
No.		Description

4.1		Fifteenth Supplemental Indenture, dated May 29, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 29, 2009).
4.2		Form of security certificate representing MetLife, Inc.’s 6.75% Senior Notes due 2016 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 29, 2009).
10.1		Separation Agreement, Waiver and General Release dated as of February 27, 2009 between Ruth A. Fattori and MetLife Group, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By	/s/ Peter M. Carlson
Name:     Peter M. Carlson

Title:	Executive Vice President, Finance
Operations and Chief Accounting Officer
(Authorized Signatory and Principal
Accounting Officer)

Date: August 3, 2009

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only at the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. Additional information about MetLife, Inc. and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife, Inc.’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit
No.		Description

4.1		Fifteenth Supplemental Indenture, dated May 29, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.)), as trustee (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 29, 2009).
4.2		Form of security certificate representing MetLife, Inc.’s 6.75% Senior Notes due 2016 (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 29, 2009).
10.1		Separation Agreement, Waiver and General Release dated as of February 27, 2009 between Ruth A. Fattori and MetLife Group, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1